Form 10-K
period 2011-12-31
COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
filed 2012-03-30
CIK 1498542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 333-169535

COLE REAL ESTATE INCOME STRATEGY

(DAILY NAV), INC.

(Exact name of registrant as specified in its charter)

Maryland	27-3147801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2325 East Camelback Road, Suite 1100 Phoenix, Arizona, 85016	(602) 778-8700
(Address of principal executive offices; zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

No shares of common stock were held by non-affiliates as of June 30, 2011. There is no established market for the Registrant’s shares of common stock. The number of shares of common stock outstanding as of March 28, 2012 was 680,167.

Documents Incorporated by Reference: None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K of Cole Real Estate Income Strategy (Daily NAV), Inc., other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words.

Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	our ability to effectively deploy the proceeds raised in our public offering;

•	changes in economic conditions generally and the real estate and securities markets specifically;

•	legislative or regulatory changes (including changes to the laws governing the taxation of REITs);

•

the effect of financial leverage, including changes in interest rates, availability of credit, loss of flexibility due to negative and affirmative covenants, refinancing risk at maturity and generally the increased risk of loss if our investments fail to perform as expected;

•

our ability to access sources of liquidity when we have the need to fund redemptions of common stock in excess of the proceeds from the sales of shares of our common stock in our continuous offering and the consequential risk that we may not have the resources to satisfy redemption requests; and

•	changes to GAAP.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission (the “SEC”). We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Annual Report on Form 10-K. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in “Item 1A – Risk Factors” of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Formation

Cole Real Estate Income Strategy (Daily NAV), Inc. (the “Company,” “we,” “our” or “us”) is a Maryland corporation that was formed on July 27, 2010 (Date of Inception) and intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the taxable year ending December 31, 2012. We were organized to primarily acquire and operate a diversified portfolio of necessity retail, office and industrial properties that are anchored by creditworthy tenants under long-term net leases, and are strategically located throughout the United States and U.S. protectorates. As of December 31, 2011, the Company owned nine properties located in seven states, comprising 212,468 rentable square feet of commercial space including square feet of buildings which are on land subject to ground leases. As of December 31, 2011, these properties were 97% leased.

Substantially all of our business is conducted through our operating partnership, Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP, a Delaware limited partnership (“Cole OP”). We are the sole general partner of and own 99.99% of the partnership interest in Cole OP. Cole Real Estate Income Strategy (Daily NAV) Advisors, LLC (“Cole Advisors”), the advisor to the Company, is the sole limited partner and owner of an insignificant noncontrolling partnership interest of less than 0.01% of Cole OP.

Our sponsor, Cole Real Estate Investments, is a group of affiliated entities, including our advisor, that has sponsored various real estate investment programs. Cole Advisors acts as our advisor pursuant to an advisory agreement with us, and is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf. Our charter provides that our independent directors are responsible for reviewing the performance of our advisor and determining whether the compensation paid to our advisor and its affiliates is reasonable. The advisory agreement with Cole Advisors is for a one-year term and is reconsidered on an annual basis by our board of directors. We have no paid employees and rely upon our advisor and its affiliates to provide substantially all of our day-to-day management.

On December 6, 2011, pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended (the “Registration Statement”), we commenced our initial public offering on a “best efforts” basis for a minimum of $10,000,000 in shares and a maximum of $4,000,000,000 in shares of our common stock (the “Offering”). Of this amount, we are offering $3,500,000,000 in shares in a primary offering and have reserved and are offering $500,000,000 in shares pursuant to our distribution reinvestment plan (the “DRIP”).

Until the release of proceeds from escrow, the per share purchase price for shares of our common stock was $15.00, an amount that was arbitrarily determined by our board of directors. On December 6, 2011, Cole Holdings Corporation (“CHC”), an affiliate of our sponsor, deposited $10,000,000 for the purchase of shares of common stock at a purchase price of $15.00 per share. As a result, we satisfied the conditions of our escrow agreement and on December 7, 2011, we broke escrow and accepted the investor’s subscription for shares of our common stock in the offering. Going forward, the per share purchase price of our common stock will vary from day-to-day, and on any given business day will be equal to our net asset value (“NAV”) divided by the number of shares of our common stock outstanding as of the end of business on such day.

We are structured as a perpetual-life, non-exchange traded REIT. This means that, subject to regulatory approval of our filing for additional offerings, we will be selling shares of our common stock on a continuous basis and for an indefinite period of time. We will endeavor to take all reasonable actions to avoid interruptions in the continuous offering of our shares of common stock. There can be no assurance, however, that we will not need to suspend our continuous offering. The offering must be registered in every state in which we offer or sell shares. Generally, such registrations are for a period of one year. Thus, we may have to stop selling shares in any state in which our registration is not renewed or otherwise extended annually. We reserve the right to terminate the Offering at any time and to extend our offering term to the extent permissible under applicable law.

Investment Objectives, Strategy and Policies

Our investment strategy is to invest primarily in a diversified portfolio of (1) necessity commercial properties in the retail, office and industrial sectors that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States and U.S. protectorates, (2) notes receivable secured by commercial real estate, including the origination of loans, and (3) U.S. government securities, agency securities and corporate debt and other investments for which there is reasonable liquidity. Our investment in commercial properties is limited to the retail, office and industrial sectors that meet our investment criteria. The actual percentage of our portfolio that is invested in retail, office and industrial property categories may fluctuate due to market conditions and investment opportunities. We expect to maintain a level of liquid assets (cash, cash equivalents, other short-term investments, U.S. government securities, agency securities, corporate debt, liquid real estate-related, equity or debt securities and other investments for which there is reasonable liquidity) as a source of funds to meet redemption requests. Our primary investment objectives are:

•	to acquire commercial properties, leased under long-term net leases to creditworthy tenants, which provide current operating cash flow;

•	to maintain a level of liquid assets as a source of funds to meet redemption requests;

•	to provide reasonably stable, current income for investors through the payment of distributions; and

•	to provide the opportunity to participate in capital appreciation in the value of our investments.

We cannot assure investors that we will achieve any of these objectives. Our board of directors, including our independent directors, has adopted investment policies. Our directors will formally review at a duly called meeting our investment policies on an annual basis and our portfolio on a quarterly basis or, in each case, more often as they deem appropriate. Changes to our investment policies must be approved by our board of directors, including a majority of our independent directors. Our board of directors may revise our investment policies, which we describe in more detail below, without the concurrence of our stockholders. However, our board of directors will not amend our charter, including any investment policies that are provided in our charter, without the concurrence of a majority of the outstanding shares, except for amendments that do not adversely affect the rights, preferences and privileges of our stockholders. Our investment policies delegate to our advisor broad authority to execute real estate property acquisitions and dispositions. Our board of directors will at all times have ultimate oversight over our investments and may change from time to time the scope of authority delegated to our advisor with respect to acquisition and disposition transactions.

Acquisition and Investment Policies

Commercial Real Estate Properties

Our commercial real estate investments will primarily consist of single-tenant, necessity commercial properties, which are leased to creditworthy tenants under long-term net leases and provide current operating cash flow. We use the term necessity commercial properties to describe retail properties that are important to customers and office and industrial properties that are essential to the business operations of a corporate tenant. Over time, we expect our property sector allocations to broadly reflect the composition of the NCREIF Property Index with the exception of multi-family and lodging, which will be excluded from our investment portfolio. The actual percentage of our portfolio that is invested in the retail, office and industrial property categories may fluctuate due to market conditions and investment opportunities.

Necessity retail describes companies that provide consumers with products that are important to, and part of, their everyday lives. Examples of necessity retail properties include pharmacies, home improvement stores, national superstores, restaurants and regional retailers that provide products considered necessities to that region. Historically, the retail sector of commercial real estate has been able to withstand most market cycles better than other sectors, due to the long-term resilience of consumer spending. By focusing our retail investment strategy on necessity retailers subject to long-term net leases, our objective is to provide our stockholders with a relatively stable stream of current income, while avoiding a significant decline in the value of our real estate portfolio.

Necessity office and industrial properties are essential to the business operations of a corporate tenant, typically due to one or more of the following factors:

•	difficulty of replacement or prohibitive cost to relocate;

•	sole or major location for its distribution or office operations;

•	proximity to its distribution, manufacturing, research facilities or customer base;

•	lower labor, transportation and/or operating costs;

•	more stable labor force;

•	optimal access to transportation networks that enable efficient distribution; and/or

•

significant amount of tenant-funded capital improvements, such as customized computer systems and information technology infrastructure, racking and sorting systems, and cooling or refrigeration systems.

For example, distribution facilities, warehouses, manufacturing plants and corporate or regional headquarters are often considered to be necessity office and industrial properties. We believe that necessity office and industrial properties provide a relatively greater level of stability than other office and industrial property types because necessity properties typically involve long-term leases and experience relatively low tenant turnover. We also believe that, as a result of recent and ongoing business developments, such as the role of the internet in the distribution of products, globalization of importing and exporting products and consolidation of businesses requiring office buildings to accommodate a single-tenant, there is, and we expect there will continue to be, increasing demand by commercial tenants for necessity office and industrial properties.

For over three decades, our sponsor has developed and utilized this investment approach in acquiring and managing real estate assets. We believe that our sponsor’s experience will provide us with a competitive advantage. In addition, our sponsor has built an organization of over 300 employees, who are experienced in the various aspects of acquiring, financing, managing and selling commercial real estate, and we believe that our access to these resources also will provide us with an advantage.

Our goal is to acquire a portfolio of commercial properties that are diversified by way of location and industry, in order to minimize the potential adverse impact of economic slow-downs or downturns in local markets or a specific industry. There is no limitation on the number, size or type of properties that we may acquire or on the percentage of net proceeds of the Offering that may be invested in a single property. The number and mix of properties comprising our portfolio will depend upon real estate market conditions and other circumstances existing at the time we acquire properties, and the amount of proceeds we raise in the Offering. We are not restricted to investments in commercial properties and we will not forego a high quality investment because it does not precisely fit our expected portfolio composition.

We intend to incur debt to acquire properties where our advisor determines that incurring such debt is in our best interests, and in the best interest of our stockholders. In addition, from time to time, we may acquire some properties without financing and later incur mortgage debt secured by one or more of such properties if favorable financing terms are available. We will use the proceeds from these loans to acquire additional properties and maintain liquidity. See “— Borrowing Policies” below for a more detailed description of our borrowing intentions and limitations.

Retail Real Estate Properties. We expect the portion of our portfolio allocated to retail real estate properties will focus on regional or national name brand retail businesses with creditworthy and established track records. It is our present intention to hold substantially all of the retail properties that we acquire for a period in excess of five years. We will also pursue properties leased to tenants representing a variety of retail industries to avoid concentration in any one industry. These industries include all types of retail establishments, such as big box retailers, convenience stores, drug stores and restaurant properties. We expect that some of these investments will provide long-term value by virtue of their size, location, quality and condition, and lease characteristics. We currently expect that substantially all of our retail properties acquisitions will be in the United States, including U.S. protectorates.

We believe that focusing on the acquisition of single-tenant and multi-tenant necessity retail properties net leased to creditworthy tenants presents lower investment risks and greater stability than many other sectors of today’s commercial real estate market. By acquiring a large number of single-tenant and multi-tenant retail properties, we believe that lower than expected results of operations from one or a few investments will not necessarily preclude our ability to realize our investment objective of cash flow from our overall portfolio. We believe this approach can result in less risk to investors than an investment approach that targets other asset classes. In addition, we believe that retail properties under long-term triple net and double net leases offer a distinct investment advantage since these properties generally require less management and operating capital, have less recurring tenant turnover and, with respect to single-tenant properties, often offer superior locations that are less dependent on the financial stability of adjoining tenants. In addition, since we intend to acquire properties that are geographically diverse, we expect to minimize the potential adverse impact of economic slowdowns or downturns in local markets.

Many retail companies today are entering into sale-leaseback arrangements as a strategy for applying capital that would otherwise be applied to their real estate holdings to their core operating businesses. We believe that our investment strategy will enable us to take advantage of the increased emphasis on retailers’ core business operations in today’s competitive corporate environment as many retailers attempt to divest from real estate assets.

Office and Industrial Real Estate Properties. We expect that our office properties will include recently constructed, high quality, low, mid- or high-rise office buildings that are necessary to a principal tenant, subject to a long-term net lease, and used for purposes such as a corporate, regional or product-specific headquarters. We also expect that our industrial property portfolio will include recently constructed, high quality industrial properties that are necessary to a single principal tenant, subject to a long-term net lease, and used for purposes such as warehousing, distribution, light manufacturing, research and development, or industrial flex facilities. It is our present intention to hold substantially all of the office and industrial properties that we acquire for a period of more than seven years.

We expect that some of our office and industrial properties will be multi-tenant properties, anchored by one or more principal tenants, who are creditworthy and subject to long-term net leases. We expect that, from time to time, we may invest in corporate development projects, designed to construct an income producing office or industrial property to serve one or more creditworthy tenants.

Real Estate Underwriting Process

In evaluating potential property acquisitions consistent with our investment objectives, our advisor will apply its well-established underwriting process to determine the creditworthiness of potential tenants. Similarly, our advisor will apply its credit underwriting criteria to possible new tenants when we are re-leasing properties in our portfolio. Our advisor’s underwriting process includes analyzing the financial data and other available information about the tenant, such as income statements, balance sheets, net worth, cash flow, business plans, data provided by industry credit rating services, and/or other information our advisor may deem relevant. Generally, these tenants must have a proven track record in order to meet the credit tests applied by our advisor. In addition, we may obtain guarantees of leases by the corporate parent of the tenant, in which case our advisor will analyze the creditworthiness of the guarantor. In many instances, especially in sale-leaseback situations, where we are acquiring a property from a company and simultaneously leasing it back to the company under a long-term lease, we will meet with the senior management to discuss the company’s business plan and strategy.

When using debt rating agencies, a tenant typically will be considered creditworthy when the tenant has an “investment grade” debt rating by Moody’s Investor Service (“Moody’s”) of Baa3 or better, credit rating by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”) of BBB– or better, or its payments are guaranteed by a company with such rating. Changes in tenant credit ratings, coupled with future acquisition and disposition activity, may increase or decrease our concentration of creditworthy tenants in the future.

Moody’s ratings are opinions of future relative creditworthiness based on an evaluation of franchise value, financial statement analysis and management quality. The rating given to a debt obligation describes the level of risk associated with receiving full and timely payment of principal and interest on that specific debt obligation and how that risk compares with that of all other debt obligations. The rating, therefore, provides one measure of the ability of a company to generate cash in the future.

A Moody’s debt rating of Baa3, which is the lowest investment grade rating given by Moody’s, is assigned to companies which, in Moody’s opinion, have adequate financial security. However, certain protective elements may be lacking or may be unreliable over any given period of time. A Moody’s debt rating of AAA, which is the highest investment grade rating given by Moody’s, is assigned to companies which, in Moody’s opinion, have exceptional financial security. Thus, investment grade tenants will be judged by Moody’s to have at least adequate financial security, and will in some cases have exceptional financial security.

Standard & Poor’s assigns a credit rating to companies and to each issuance or class of debt issued by a rated company. A Standard & Poor’s credit rating of BBB–, which is the lowest investment grade rating given by Standard & Poor’s, is assigned to companies that, in Standard & Poor’s opinion, exhibit adequate protection parameters. However, adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity of the company to meet its financial commitments. A Standard & Poor’s credit rating of AAA+, which is the highest investment grade rating given by Standard & Poor’s, is assigned to companies that, in the opinion of Standard & Poor’s, have extremely strong capacities to meet their financial commitments. Thus, investment grade tenants will be judged by Standard & Poor’s to have at least adequate protection parameters, and will in some cases have extremely strong financial positions.

While we will utilize ratings by Moody’s and Standard & Poor’s, when available, as one factor in determining whether a tenant is creditworthy, our advisor will also consider other factors in determining whether a tenant is creditworthy, for the purpose of meeting our investment objective. For example, our advisor’s underwriting process will look at other debt agencies, such as Dun & Bradstreet, along with our advisor’s own analysis of the financial condition of the tenant and/or the guarantor, the operating history of the property with the tenant, the tenant’s market share and track record within the tenant’s industry segment, the general health and outlook of the tenant’s industry segment, the strength of the tenant’s management team and/or the terms and length of the lease at the time of the acquisition.

Description of Leases

We expect, in most instances, to acquire tenant properties with existing double net or triple net leases. A triple net lease typically requires tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, maintenance, insurance and building repairs related to the property, in addition to the lease payments. A double net lease typically requires tenants to pay for property taxes and insurance, in addition to the lease payments. Not all of our leases will be net leases. When spaces in a property become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we anticipate entering into net leases.

Typically, we expect to enter into leases that have terms of ten years or more. We may acquire properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is in an attractive location, if the property is difficult to replace, or if the property has other significant favorable real estate attributes. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases also will contain provisions that increase the amount of base rent payable at points during the lease term. We expect that many of our leases will contain periodic rent increases. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. Tenants will be required to provide proof of insurance by furnishing a certificate of insurance to our advisor on an annual basis. The insurance certificates will be tracked and reviewed for compliance by our advisor’s property and risk management departments.

As a precautionary measure, we may obtain, to the extent available, secondary liability insurance, as well as loss of rents insurance that covers one year of annual rent in the event of a rental loss. In addition, some leases require that we procure insurance for both commercial general liability and property damage; however, generally the premiums are fully reimbursable from the tenant. In such instances, the policy will list us as the named insured and the tenant as the additional insured.

We may purchase properties and lease them back to the sellers of such properties. While we intend to use our best efforts to structure any such sale-leaseback transaction (as well as other leases) so that the lease will be characterized as a “true lease” and so that we are treated as the owner of the property for federal income tax purposes, the IRS could challenge this characterization. In the event that any sale-leaseback transaction (or other leases) is re-characterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed and in certain circumstances we could lose our REIT status. See Item 1A. “Risk Factors — Qualification as a REIT.”

Other Possible Commercial Real Estate Investments

Although we expect to invest primarily in necessity retail, office and industrial properties, we also may invest in other income-producing properties, where the properties share some of the same characteristics as our core properties, including one or more principal, creditworthy tenants, long-term leases, and/or strategic locations. We may also invest in ground leases.

Investment Decisions

Our advisor has substantial discretion with respect to the selection of our specific investments, subject to our investment and borrowing policies, and our policies are approved by our independent directors. In pursuing our investment objectives and making investment decisions on our behalf, our advisor evaluates the proposed terms of the investment against all aspects of the transaction, including the condition and financial performance of the asset, the terms of existing leases, the creditworthiness of the tenant or tenants, and property location and characteristics. Because the factors considered, including the specific weight we place on each factor, vary for each potential investment, we do not, and are not able to, assign a specific weight or level of importance to any particular factor.

Our advisor procures and reviews an independent valuation estimate on each and every proposed investment. In addition, our advisor, to the extent such information is available, considers the following:

•	tenant rolls and tenant creditworthiness;

•	a property condition report;

•	unit level store performance;

•	property location, visibility and access;

•	age of the property, physical condition and curb appeal;

•	neighboring property uses;

•	local market conditions including vacancy rates;

•	area demographics, including trade area population and average household income;

•	neighborhood growth patterns and economic conditions; and

•

lease terms, including rent escalations, remaining lease term, renewal option terms, tenant purchase options, termination options, scope of the landlord’s maintenance, repair and replacement requirements, projected net cash flow yield and projected internal rates of return.

Conditions to Closing Our Acquisitions

Generally, we condition our obligation to close the purchase of any investment on the delivery and verification of certain documents from the seller or developer, including, where appropriate:

•	plans and specifications;

•	surveys;

•	evidence of marketable title, subject to such liens and encumbrances as are acceptable to Cole Advisors;

•	financial statements covering recent operations of properties having operating histories;

•	title and liability insurance policies; and

•	tenant estoppel certificates.

In addition, we will take such steps as we deem necessary with respect to potential environmental matters. See the section below entitled “— Environmental Matters.”

We may enter into purchase and sale arrangements with a seller or developer of a suitable property under development or construction. In such cases, we will be obligated to purchase the property at the completion of construction, provided that the construction conforms to definitive plans, specifications, and costs approved by us in advance. In such cases, prior to our acquiring the property, we generally would receive a certificate of an architect, engineer or other appropriate party, stating that the property complies with all plans and specifications. If renovation or remodeling is required prior to the purchase of a property, we expect to pay a negotiated maximum amount to the seller upon completion.

In determining whether to purchase a particular property, we may obtain an option to purchase such property. The amount paid for an option, if any, normally is forfeited if the property is not purchased and normally is credited against the purchase price if the property is purchased.

In purchasing, leasing and developing properties, we will be subject to risks generally incident to the ownership of real estate. See “Item 1A – Risk Factors – General Risks Related to Investments in Real Estate.”

Ownership Structure

Our investment in real estate generally takes the form of holding fee title or a long-term leasehold estate. We have acquired and expect to continue to acquire such interests either directly through our operating partnership or indirectly through limited liability companies, limited partnerships or other entities owned and/or controlled by our operating partnership. We have acquired, and may continue to acquire properties by acquiring the entity that holds the desired properties. We also may acquire properties through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with third parties, including the developers of the properties or affiliates of our advisor. See the “— Joint Venture Investments” section below.

Joint Venture Investments

We may enter into joint ventures, partnerships, co-tenancies and other co-ownership arrangements with third parties, including affiliates of our advisor, for the acquisition, development or improvement of properties or the acquisition of other real estate-related investments. We may also enter into such arrangements with real estate developers, owners and other unaffiliated third parties for the purpose of developing, owning and operating real properties. In determining whether to invest in a particular joint venture, our advisor will evaluate the underlying real property or other real estate-related investment using the same criteria described above in “— Investment Decisions” for the selection of our real property investments. Our advisor also will evaluate the joint venture or co-ownership partner and the proposed terms of the joint venture or a co-ownership arrangement.

Our general policy is to invest in joint ventures only when we will have a right of first refusal to purchase the co-venturer’s interest in the joint venture if the co-venturer elects to sell such interest. In the event that the co-venturer elects to sell all or a portion of the interests held in any such joint venture, however, we may not have sufficient funds to exercise our right of first refusal to buy the other co-venturer’s interest in the joint venture. It is also possible that joint venture partners may resist granting us a right of first refusal or may insist on a different methodology for unwinding the joint venture if one of the parties wishes to liquidate its interest.

Our advisor’s officers and key persons may have conflicts of interest in determining which real estate program sponsored by Cole Real Estate Investments should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our advisor’s officers and key persons may face a conflict in structuring the terms of the relationship between our interests and the interests of the co-venturer and in managing the joint venture. Since some or all of our advisor’s officers and key persons will also advise the co-venturer, agreements and transactions between us and any other real estate program sponsored by Cole Real Estate Investments co-venturer will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our investment in the joint venture.

We may enter into joint ventures with other real estate programs sponsored by Cole Real Estate Investments, or with our sponsor, our advisor, one or more of our directors, or any of their respective affiliates, only if a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and on substantially the same terms and conditions as those received by unaffiliated joint venturers, and the cost of our investment must be supported by a current appraisal of the asset.

Development and Construction of Properties

We may invest in properties on which improvements are to be constructed or completed or which require substantial renovation or refurbishment. We expect that joint ventures would be the exclusive vehicle through which we would invest in build-to-suit properties. Any such joint ventures will make up no more than 20% of our total assets and our general policy is to structure them as follows:

•	we may enter into a joint venture with the future tenant whereby we will provide a portion of the equity or debt financing;

•	we would accrue a preferred return during construction on any equity investment;

•	the properties will be developed by third parties; and

•	consistent with our general policy regarding joint venture investments, we would have a right of first refusal to purchase the co-investor’s interest.

In the event that we may elect to engage in development or construction projects, in order to help ensure performance by the builders of properties that are under construction, completion of such properties will be guaranteed at the contracted price by a completion guaranty, completion bond or performance bond. Our advisor may rely upon the substantial net worth of the contractor or developer or a personal guarantee accompanied by financial statements showing a substantial net worth provided by an affiliate of the person entering into the construction or development contract as an alternative to a completion bond or performance bond. Development of real estate properties is subject to risks relating to a builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables.

We may make periodic progress payments or other cash advances to developers and builders of our properties prior to completion of construction only upon receipt of an architect’s certification as to the percentage of the project then completed and as to the dollar amount of the construction then completed. We intend to use such additional controls on disbursements to builders and developers as we deem necessary or prudent. We may directly employ one or more project managers, to plan, supervise and implement the development of any unimproved properties that we may acquire. Such persons would be compensated directly by us.

In addition, we may invest in unimproved properties or in mortgage loans secured by such properties, provided that we will not invest more than 10% of our total assets in unimproved properties or in mortgage loans secured by such properties. We will consider a property to be an unimproved property if it was not acquired for the purpose of producing rental or other operating cash flows, has no development or construction in process at the time of acquisition and no development or construction is planned to commence within one year of the acquisition.

Investing in and Originating Loans

The criteria that our advisor will use in making or investing in loans on our behalf is substantially the same as those involved in acquiring our investment in properties. We do not intend to make loans to other persons, to underwrite securities of other issuers or to engage in the purchase and sale of any types of investments other than those relating to real estate. However, unlike our property investments which we expect to hold in excess of five years for retail properties and seven years for office and industrial properties, we expect that the average duration of loans will typically be one to five years. We are not limited as to the amount of gross offering proceeds that we may apply to mortgage loan investments.

We do not expect to make or invest in loans that are not directly or indirectly secured by real estate. We will not make or invest in mortgage loans on any one property if the aggregate amount of all mortgage loans outstanding on the property, including our loan, would exceed an amount equal to 85% of the appraised value of the property, as determined by an independent third party appraiser, unless we find substantial justification due to other underwriting criteria. We may find such justification in connection with the purchase of loans in cases in which we believe there is a high probability of our foreclosure upon the property in order to acquire the underlying assets and in which the cost of the loan investment does not exceed the fair market value of the underlying property. We will not invest in or make loans unless an appraisal has been obtained concerning the underlying property, except for those loans insured or guaranteed by a government or government agency.

We may invest in first, second and third mortgage loans, mezzanine loans, bridge loans, wraparound mortgage loans, construction mortgage loans on real property, loans on leasehold interest mortgages, and commercial mortgage-backed securities (“CMBS”) held as long-term investments. However, we will not make or invest in any loans that are subordinate to any mortgage or equity interest of our advisor or any of its or our affiliates. We also may invest in participations in mortgage loans. A mezzanine loan is a loan made in respect of certain real property but is secured by a lien on the ownership interests of the entity that, directly or indirectly, owns the real property. A bridge loan is short term financing, for an individual or business, until permanent or the next stage of financing, can be obtained. Second mortgage and wraparound loans are secured by second or wraparound deeds of trust on real property that is already subject to prior mortgage indebtedness. A wraparound loan is one or more junior mortgage loans having a principal amount equal to the outstanding balance under the existing mortgage loan, plus the amount actually to be advanced under the wraparound mortgage loan. Under a wraparound loan, we would generally make principal and interest payments on behalf of the borrower to the holders of the prior mortgage loans. Third mortgage loans are secured by third deeds of trust on real property that is already subject to prior first and second mortgage indebtedness. Construction loans are loans made for either original development or renovation of property. Construction loans in which we would generally consider an investment would be secured by first deeds of trust on real property for terms of six months to two years. Loans on leasehold interests are secured by an assignment of the borrower’s leasehold interest in the particular real property. These loans are generally for terms of six months to 15 years. The leasehold interest loans are either amortized over a period that is shorter than the lease term or have a maturity date prior to the date the lease terminates. These loans would generally permit us to cure any default under the lease. Mortgage participation investments are investments in partial interests of mortgages of the type described above that are made and administered by third-party mortgage lenders.

In evaluating prospective loan investments, our advisor will consider factors such as the following:

•	the ratio of the investment amount to the underlying property’s value;

•	the property’s potential for capital appreciation;

•	expected levels of rental and occupancy rates;

•	the condition and use of the property;

•	current and projected cash flow of the property;

•	potential for rent increases;

•	the degree of liquidity of the investment;

•	the property’s income-producing capacity;

•	the quality, experience and creditworthiness of the borrower;

•	general economic conditions in the area where the property is located;

•	in the case of mezzanine loans, the ability to acquire the underlying real property; and

•	other factors that our advisor believes are relevant.

In addition, we will seek to obtain a customary lender’s title insurance policy or commitment as to the priority of the mortgage or condition of the title. We will also consider the requirements of the REIT rules, which may limit our ability to make certain loan investments. Because the factors considered, including the specific weight we place on each factor, will vary for each prospective loan investment, we do not, and are not able to, assign a specific weight or level of importance to any particular factor.

We may originate loans from mortgage brokers or personal solicitations of suitable borrowers, or may purchase existing loans that were originated by other lenders. Our advisor will evaluate all potential loan investments to determine if the security for the loan and the loan-to-value ratio meets our investment criteria and objectives. Most loans that we will consider for investment would provide for monthly payments of interest and some may also provide for principal amortization, although many loans of the nature that we will consider provide for payments of interest only and a payment of principal in full at the end of the loan term. We will not originate loans with negative amortization provisions.

We do not have any policies directing the portion of our assets that may be invested in construction loans, mezzanine loans, bridge loans, loans secured by leasehold interests and second, third and wraparound mortgage loans. However, we recognize that these types of loans are riskier than first deeds of trust or first priority mortgages on income-producing, fee-simple properties, and we expect to minimize the amount of these types of loans in our portfolio, to the extent that we make or invest in loans at all. Our advisor will evaluate the fact that these types of loans are riskier in determining the rate of interest on the loans. We do not have any policy that limits the amount that we may invest in any single loan or the amount we may invest in loans to any one borrower. We are not limited as to the amount of gross offering proceeds that we may use to invest in or originate loans.

Our loan investments may be subject to regulation by federal, state and local authorities and subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, including, among other things, regulating credit granting activities, establishing maximum interest rates and finance charges, requiring disclosures to customers, governing secured transactions and setting collection, repossession and claims handling procedures and other trade practices. In addition, certain states have enacted legislation requiring the licensing of mortgage bankers or other lenders and these requirements may affect our ability to effectuate our proposed investments in loans. Commencement of operations in these or other jurisdictions may be dependent upon a finding of our financial responsibility, character and fitness. We may determine not to make loans in any jurisdiction in which the regulatory authority determines that we have not complied in all material respects with applicable requirements.

Liquid Investment Portfolio

Investment in Liquid Securities. To the extent permitted by the REIT rules, we intend for our liquid investment portfolio to primarily consist of U.S. government securities, agency securities and corporate debt. We use the term “agency” to refer to a U.S. government agency such as the Government National Mortgage Association, or Ginnie Mae, or a federally-chartered corporation such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac.

We may also invest in liquid real estate-related securities, including equity and debt securities of companies whose shares are listed for trading on a national securities exchange and are engaged in real estate activities. Listed companies engaged in real estate activities may include, for example, REITs. Our investments in securities of companies engaged in activities related to real estate will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer.

We may also make investments in CMBS to the extent permitted by the REIT rules. CMBS are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. CMBS are generally pass-through certificates that represent beneficial ownership interests in common law trusts whose assets consist of defined portfolios of one or more commercial mortgage loans. They are typically issued in multiple tranches whereby the more senior classes are entitled to priority distributions from the trust’s income. Losses and other shortfalls from expected amounts to be received on the mortgage pool are borne by the most subordinate classes, which receive payments only after the more senior classes have received all principal and/or interest to which they are entitled. CMBS are subject to all of the risks of the underlying mortgage loans. We may invest in investment grade and non-investment grade CMBS classes.

Additionally, we may acquire exchange traded funds, or ETFs, and mutual funds focused on REITs and real estate companies. To a lesser extent we may also invest in traded securities that are unrelated to real estate and make other investments or enter into transactions designed to limit our exposure to market volatility, illiquidity, interest rate or other risks related to our real-estate related, equity or debt, securities subject to complying with the REIT rules.

Cash, Cash Equivalents and Other Short-Term Investments. Our cash, cash equivalents and other short-term investments may include investments in money market instruments, cash and other cash equivalents (such as high-quality short-term debt instruments, including commercial paper, certificates of deposit, bankers’ acceptances, repurchase agreements and interest-bearing time deposits), to the extent consistent with our qualification as a REIT.

Other Investments

Although it is our expectation that our portfolio will consist primarily of commercial real estate, as well as notes receivable, liquid assets and cash and cash equivalents, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a high quality investment because it does not precisely fit our presently expected portfolio composition. Thus, to the extent that our advisor presents us with high quality investment opportunities that allow us to meet the REIT requirements under the Code, and that result in an overall real estate portfolio that is consistent with our investment objectives, our portfolio composition may vary from time to time.

Borrowing Policies

Our advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to investors and providing us with added liquidity. By operating on a leveraged basis, we have more funds available for investment in properties. This allows us to make more investments than would otherwise be possible, resulting in a more diversified portfolio.

At the same time, our advisor believes in utilizing leverage in a moderate fashion. Under our charter we may not make or invest in mortgage loans, including construction loans, on any one property if the aggregate amount of all mortgage loans on such property would exceed an amount equal to 85% of the appraised value of such property unless substantial justification exists for exceeding such limit because of the presence of other underwriting criteria. Additionally, our charter limits our aggregate borrowings to 75% of the greater of cost (or 300% of net assets) (before deducting depreciation or other non-cash reserves) or market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or market value of our gross assets, unless such borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. During the period of the Offering, we expect to seek and receive approval of our independent directors to exceed this limit because we will then be in the process of raising our equity capital to acquire our portfolio. After we have acquired a substantial portfolio, our advisor will target a leverage of 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets.

Our advisor uses its best efforts to obtain financing on the most favorable terms available to us. Lenders may have recourse to assets not securing the repayment of the indebtedness. Our advisor may refinance properties during the term of a loan only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing mortgage, when an existing mortgage matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of the refinancing may include increased cash flow resulting from reduced debt service requirements, an increase in dividend distributions from proceeds of the refinancing, if any, and an increase in property ownership if some refinancing proceeds are reinvested in real estate.

Our ability to increase our diversification through borrowing may be adversely impacted if banks and other lending institutions reduce the amount of funds available for loans secured by real estate. When interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, we may purchase properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time. To the extent that we do not obtain mortgage loans on our properties, our ability to acquire additional properties will be restricted and we may not be able to adequately diversify our portfolio.

Our sponsor, our advisor, any of our directors and any of their respective affiliates will not make loans to us, except that we may borrow funds from affiliates of our advisor, including our sponsor, as bridge financing to enable us to acquire a property when offering proceeds alone are insufficient to do so and third party financing has not been arranged. Any and all such transactions must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transactions as being fair and reasonable to us.

In an effort to have adequate cash available to support our redemption plan, our advisor may determine to reserve borrowing capacity under our line of credit. Our advisor could then elect to borrow against this line of credit in its discretion in order to fund redemption requests.

Disposition Policies

We intend to hold each property we acquire for an extended period, generally in excess of five years for retail properties and seven years for office and industrial properties. Holding periods for other real estate-related investments may vary. Regardless of intended holding periods, circumstances might arise that could cause us to determine to sell an asset before the end of the expected holding period if we believe the sale of the asset would be in the best interests of our stockholders. The determination of whether a particular asset should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing and projected economic conditions, current tenant rolls and tenant creditworthiness, whether, depending on the assets tax attributes, we could apply the proceeds from the sale of the asset to make other investments, whether disposition of the asset would increase cash flow, and whether the sale of the asset would be a prohibited transaction under the Code or otherwise impact our status as a REIT. The selling price of a property that is net leased will be determined in large part by the amount of rent payable under the lease. If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with our sales of properties we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale.

Conflicts of Interest

We are subject to various conflicts of interest arising out of our relationship with our advisor and its affiliates, including conflicts related to the arrangements pursuant to which we compensate our advisor and its affiliates. While our independent directors act on our behalf, our agreements and compensation arrangements with our advisor and its affiliates may be impacted by the fact that our stockholders invested with the understanding and expectation that an affiliate of Cole Real Estate Investments would act as our advisor.

Our independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise, and will be aided by independent counsel for the independent directors. Furthermore, all of our directors have a fiduciary obligation to act on behalf of our stockholders.

Interests in Other Real Estate Programs and Other Concurrent Offerings

Affiliates of our advisor act as an advisor to, and Christopher H. Cole, our chairman, president and chief executive officer, and D. Kirk McAllaster, Jr., our executive vice president, chief financial officer and treasurer, act as officers and/or directors of Cole Credit Property Trust, Inc. (“CCPT”), Cole Credit Property Trust II, Inc. (“CCPT II”), Cole Credit Property Trust III, Inc. (“CCPT III”), Cole Corporate Income Trust, Inc. (“CCIT”) and Cole Credit Property Trust IV, Inc. (“CCPT IV”), all of which are REITs offered, distributed and managed by affiliates of our advisor. Marc T. Nemer, one of our directors, also is a director of CCPT I, CCPT III, CCIT and CCPT IV, and one of our independent directors also is an independent director of CCPT II. In addition, all of these REITs employ our sponsor’s investment strategy, which primarily focuses on single-tenant corporate and retail properties subject to long term net leases to creditworthy tenants. CCPT, CCPT II, CCPT III, and CCPT IV focus primarily on the retail sector, while CCIT is focused on the industrial and corporate office sector. The common investment strategy used by each REIT would permit them to purchase certain properties that may also be suitable for our portfolio.

CCPT and CCPT II are no longer offering shares for investment and, with limited exceptions such as through the use of proceeds by CCPT II from its distribution investment plan, are not currently pursuing the acquisition of additional properties. In the event CCPT or CCPT II sells one or more of its assets, either company may seek to acquire additional properties, which may be similar to properties in which we invest. CCPT III commenced sales of its common stock pursuant to a follow-on offering of 275,000,000 shares of its common stock on October 1, 2010. The primary portion of CCPT III’s follow-on offering closed to new investors on February 29, 2012; however, its general policy is to accept subscription agreements signed by the investor on or before February 29, 2012, which are received in good order. CCPT III intends to deregister all remaining unsold shares from its follow-on offering in April of 2012. However, CCPT III has and will continue to sell shares pursuant to its distribution reinvestment plan and continues to invest in real estate. CCPT IV’s initial public offering of up to 250,000,000 shares of common stock was declared effective by the SEC on January 26, 2012. CCPT III and CCPT IV are active investors in real estate and real estate-related investments, and the investment objective and strategy of CCPT III and CCPT IV overlap with our investment objective and strategy, thereby increasing the likelihood of potential acquisitions being appropriate for both CCPT III, CCPT IV and for us. CCIT currently is engaged in an initial public offering of up to 250,000,000 shares of its common stock and focuses primarily on the corporate office and industrial sector, which also overlaps with our investment strategy. We anticipate that there will be investments that will be appropriate investments for both CCIT and us.

Any real estate program sponsored by Cole Real Estate Investments, whether or not currently existing, could compete with us in the sale or operation of our assets. We will seek to achieve any operating efficiencies or similar savings that may result from affiliated management of competitive assets. However, to the extent such programs own or acquire property that is adjacent, or in close proximity, to a property we own, our property may compete with another programs property for tenants or purchasers.

Every transaction that we enter into with our advisor or its affiliates is subject to an inherent conflict of interest. Our board of directors may encounter conflicts of interest in enforcing our rights against our advisor or its affiliates in the event of a default by or disagreement with any of them or in invoking powers, rights or options pursuant to any agreement between us and our advisor, any of its affiliates or another real estate program sponsored by Cole Real Estate Investments.

Other Activities of Cole Advisors and its Affiliates

We rely on our advisor for the day-to-day operation of our business. As a result of the interests of members of its management in other real estate programs sponsored by Cole Real Estate Investments and the fact that they also are engaged, and will continue to engage, in other business activities, our advisor and its officers, key persons and respective affiliates may have conflicts of interest in allocating their time between us and other real estate programs sponsored by Cole Real Estate Investments and other activities in which they are involved. However, our advisor believes that it and its affiliates have sufficient personnel to discharge fully their responsibilities to all of the real estate programs sponsored by Cole Real Estate Investments and other ventures in which they are involved.

In addition, some of our executive officers also serve as an officer of our advisor, our dealer manager and/or their affiliates. Christopher H. Cole, who serves as the chairman of our board of directors and as our president and chief executive officer, is the indirect sole owner of our advisor. As a result, each of our executive officers owes fiduciary duties to these other entities, as applicable, which may conflict with the fiduciary duties that he owes to us and our stockholders. If these individuals were to act or fail to act in a manner that was detrimental to our business, or favor one entity over another, they could be subject to liability for breach of their fiduciary duty to us and our stockholders.

From time to time our advisor may direct certain of its affiliates to acquire properties that would be suitable investments for us or may create special purpose entities to acquire properties for the specific purpose of selling the properties to us at a later time. Subsequently, we may acquire such properties from such affiliates, but any and all acquisitions from affiliates of our advisor must be approved by a majority of our directors, including a majority of independent directors, not otherwise interested in such transactions as being fair and reasonable to us. In addition our purchase price in any such transaction will be limited to the cost of the property to the affiliate, including acquisition-related expenses, unless a majority of the independent directors determines that there is substantial justification for any amount that exceeds such cost and that the difference is reasonable. Further, our charter provides that in no event will the purchase price of any asset acquired from an affiliate exceed its current appraised value as determined by an independent appraiser. During the year ended December 31, 2011, we acquired a 100% interest in three single-tenant net leased properties, for an aggregate purchase price of $11.1 million, from Series C, LLC (“Series C”), an affiliate of our advisor. The acquisitions were funded with proceeds from our ongoing public offering of common stock combined with proceeds from our secured revolving credit facility. A majority of our board of directors (including all of our independent directors) not otherwise interested in the acquisitions, approved the acquisitions as being fair and reasonable to the Company, and determined that the aggregate cost of the properties was equal to the aggregate cost of the properties to Series C (including acquisition related expenses). In addition, the aggregate purchase price of the properties, exclusive of closing costs, was less than the aggregate current appraised values of the properties.

From time to time, we may borrow funds from affiliates of our advisor, including our sponsor, as bridge financing to enable us to acquire a property when offering proceeds alone are insufficient to do so and third party financing has not been arranged. Any and all such transactions must be approved by a majority of our directors, including a majority of our independent directors not otherwise interested in such transaction, as fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties. Our advisor or its affiliates may pay costs on our behalf, pending our reimbursement, or we may defer payment of fees to our advisor or its affiliates, but neither of these transactions would be considered a loan. By way of example only, the prohibition on loans would not restrict advances of cash for legal expenses or other costs incurred as a result of any legal action for which indemnification is being sought.

Our charter does not prohibit us from entering into transactions other than those described above with our directors, our advisor, our sponsor or any of their affiliates, subject to compliance with the requirements set forth under “— Certain Conflict Resolution Procedures,” including approval by a majority of our directors, including a majority of the independent directors, not otherwise interested in such transactions as being fair and reasonable to us and no less favorable to us than comparable terms and conditions available from unaffiliated third parties. Although we do not currently anticipate entering into any such transactions, we may sell investments to or acquire investments from affiliates of our advisor, make loans to or borrow from affiliates of our advisor and lease assets to or from affiliates of our advisor. In addition, we would not be precluded from internalizing our advisor if our board of directors were to determine an internalization transaction to be in the best interests of our stockholders.

Competition in Acquiring, Leasing and Reselling of Properties

There is a risk that a potential investment would be suitable for one or more real estate programs sponsored by Cole Real Estate Investments, in which case the officers of our advisor will have a conflict of interest allocating the investment opportunity to us or another program. There is a risk that our advisor will choose a property that provides lower returns to us than a property purchased by another real estate program sponsored by Cole Real Estate Investments. However, in such event, our advisor, with oversight by our board of directors, will determine which program will be first presented with the opportunity. See “— Certain Conflict Resolution Procedures” for details of the factors used to make that determination. Additionally, our advisor may cause a prospective tenant to enter into a lease for property owned by another real estate program sponsored by Cole Real Estate Investments. In the event that these conflicts arise, our best interests may not be met when persons acting on our behalf and on behalf of other real estate programs sponsored by Cole Real Estate Investments decide whether to allocate any particular property to us or to another real estate program sponsored by Cole Real Estate Investments.

Conflicts of interest will exist to the extent that we may acquire, or seek to acquire, properties in the same geographic areas where properties owned by other real estate programs sponsored by Cole Real Estate Investments are located. In such a case, a conflict could arise in the acquisition or leasing of properties in the event that we and another real estate program sponsored by Cole Real Estate Investments were to compete for the same properties or tenants, or a conflict could arise in connection with the resale of properties in the event that we and another real estate program sponsored by Cole Real Estate Investments were to attempt to sell similar properties at the same time including, in particular, in the event another real estate program sponsored by Cole Real Estate Investments liquidates at approximately the same time as us. Conflicts of interest may also exist at such time as we or affiliates of our advisor managing property on our behalf seek to employ developers, contractors or building managers, as well as under other circumstances. Our advisor will seek to reduce conflicts relating to the employment of developers, contractors or building managers by making prospective employees aware of all such properties seeking to employ such persons. In addition, our advisor will seek to reduce conflicts that may arise with respect to properties available for sale or rent by making prospective purchasers or tenants aware of all such properties. However, these conflicts cannot be fully avoided in that there may be established differing compensation arrangements for employees at different properties or differing terms for re-sales or leasing of the various properties.

Any other real estate program sponsored by Cole Real Estate Investments, whether or not currently existing, might also compete with us in the sale of our assets. Our advisor and its affiliates will face conflicts of interest in determining which properties from which portfolios might be appropriate for sale to different potential purchasers.

Affiliated Dealer Manager

Since Cole Capital Corporation (“Cole Capital”), our dealer manager, is an affiliate of our advisor, we will not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with the offering of securities. Accordingly, investors will have to rely on their own financial intermediary to make an independent review of the terms of the Offering. If an investor’s financial intermediary conducts an independent review of the Offering, and/or engages an independent due diligence reviewer to do so on its behalf, we expect that we will pay or reimburse the expenses associated with such review, which may create conflicts of interest. If an investor’s financial intermediary does not conduct such a review, the investor will not have the benefit of an independent review of the terms of the Offering.

In addition, the sale of our shares of common stock in the Offering will result in dealer manager fees to Cole Capital Corporation, our dealer manager and an affiliate of our advisor. Further, our dealer manager may have a compensation program for its registered employees who market and sell this investment to participating broker-dealers that may be different from the compensation program it has for the marketing and sale of investment in other real estate programs sponsored by Cole Real Estate Investments. Different compensation programs may result in Cole Capital Corporation’s registered employees receiving different compensation for the marketing and sale of our investment than for the marketing and sale of other programs. Such a compensation program may create a conflict of interest by motivating our dealer manager’s registered employees to promote this investment over the investment in other real estate programs sponsored by Cole Real Estate Investments, or to promote investments in such other programs over this investment.

Affiliated Property Manager

Our properties are, and we anticipate that properties we acquire in the future will be, managed and leased by our property manager, Cole Realty Advisors, Inc. (“Cole Realty Advisors”), an affiliate of our advisor, pursuant to a property management and leasing agreement. Our agreement with Cole Realty Advisors has a one year term. We expect Cole Realty Advisors to also serve as property manager for properties owned by other real estate programs sponsored by Cole Real Estate Investments, some of which may be in competition with our properties.

Receipt of Fees and Other Compensation by Cole Advisors and its Affiliates

Our advisor will receive substantial fees from us. These compensation arrangements could influence our advisor’s advice to us, as well as the judgment of the personnel of our advisor who serve as our officers or directors. Among other matters, the compensation arrangements could affect the judgment of our advisor’s personnel with respect to:

•

the continuation, renewal or enforcement of our agreements with our advisor and its affiliates, including the advisory agreement and the dealer manager agreement, and the amounts we pay under such agreements;

•	the advisory fee and performance fee that we pay to our advisor are based upon our NAV, and our advisor will be involved in estimating certain accrued fees and expenses that are part of our NAV;

•

our advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance that would entitle our advisor to incentive compensation; and

•	the decision to buy or sell an asset based on whether it will increase or decrease our NAV as opposed to whether it is the most suitable investment for our portfolio.

We will pay advisory fees to our advisor regardless of the quality of the services it provides during the term of the advisory agreement. Our advisor, however, has a fiduciary duty to us. If our advisor fails to act in our best interests, then it will have violated this duty. The advisory agreement may be terminated by us or our advisor on 60 days’ notice.

Certain Conflict Resolution Procedures

In order to reduce or eliminate certain potential conflicts of interest, our charter contains a number of restrictions relating to (1) transactions we may enter into with our advisor and its affiliates, (2) certain future offerings, and (3) allocation of investment opportunities among real estate programs sponsored by Cole Real Estate Investments. These restrictions include, among others, the following:

•

We will not purchase or lease properties from our sponsor, our advisor, any of our directors or any of their respective affiliates, unless (1) a majority of the directors, including a majority of the independent directors, not otherwise interested in such transaction determines that such transaction is fair and reasonable to us, and (2) either (A) the purchase price is no greater than the cost of the property to the seller, including acquisition-related expenses, or (B) a majority of the independent directors determines that there is substantial justification for any amount above such cost and that the difference is reasonable. In no event will we acquire any property from an affiliate at an amount in excess of its current appraised value as determined by an independent appraiser.

•

We will not sell or lease properties to our sponsor, our advisor, any of our directors or any of their respective affiliates, unless (1) a majority of the directors, including a majority of the independent directors, not otherwise interested in such transaction determines that such transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties, and (2) either (A) the sale is greater than the cost of the property to us, including acquisition-related expenses, or (B) a majority of the independent directors determines that there is substantial justification for any amount below such cost, and that the difference is reasonable. In no event will we sell any property to an affiliate at an amount less than its current appraised value as determined by an independent appraiser.

•

Our sponsor, our advisor, any of our directors and any of their respective affiliates will not make loans to us, except that we may borrow funds from affiliates of our advisor, including our sponsor, as bridge financing to enable us to acquire a property when offering proceeds alone are insufficient to do so and third party financing has not been arranged. Any and all such transactions must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transactions as being fair and reasonable to us.

•

In the event that an investment opportunity becomes available that may be suitable for both us and one or more other real estate programs sponsored by Cole Real Estate Investments, and for which more than one of such entities has sufficient uninvested funds, then our advisor, and the advisors of the other programs, with oversight by their respective boards of directors, will examine the following factors, among others, in determining the entity for which the investment opportunity is most appropriate:

•	the investment objective of each entity;

•	the anticipated operating cash flows of each entity and the cash requirements of each entity;

•	the effect of the acquisition both on diversification of each entity’s investments by type of property, geographic area and tenant concentration;

•	the amount of funds available to each program and the length of time such funds have been available for investment;

•	the policy of each program relating to leverage of properties;

•	the income tax effects of the purchase to each entity; and

•	the size of the investment.

If, in the judgment of the advisors, the investment opportunity may be equally appropriate for more than one program, then the entity that has had the longest period of time elapse since it was offered an investment opportunity will first be offered such investment opportunity.

If a subsequent development, such as a delay in the closing of the acquisition or a delay in the construction of a property, causes any such investment, in the opinion of the advisors, to be more appropriate for an entity other than the entity that committed to make the investment, the advisors may determine that another program sponsored by Cole Real Estate Investments will make the investment. Our board of directors, including the independent directors, has a duty to ensure that the method used for the allocation of the acquisition of properties by two or more Cole-sponsored programs seeking to acquire similar types of properties is applied fairly to us.

Employees

We have no direct employees. The employees of Cole Advisors and its affiliates provide services to us related to acquisition and disposition, property management, asset management, financing, accounting, investor relations and administration. The employees of Cole Capital Corporation (“Cole Capital”), our dealer manager, provide wholesale brokerage services. We are dependent on our advisor and its affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that these companies were unable to provide these services to us, we would be required to obtain such services from other sources.

Cole Advisors has waived its right to receive operating expense reimbursements for the year ended December 31, 2011. However, when these reimbursements are no longer waived, we will reimburse Cole Advisors and its affiliates for expenses incurred in connection with its provision of administrative, acquisition, property management, asset management, financing, accounting and investor relation services, including personnel costs, subject to certain limitations.

Insurance

See sections captioned “Acquisition and Investment Policies – Description of Leases” and “– Environmental Matters.”

Reportable Segments

We operate and report our results on a consolidated basis in our commercial properties segment. See Note 2 to our consolidated financial statements in this Annual Report on Form 10-K.

Competition

As we purchase properties, we are in competition with other potential buyers for the same properties and may have to pay more to purchase the property than if there were no other potential acquirers or we may have to locate another property that meets our investment criteria. In addition, the leasing of real estate is highly competitive in the current market, and we may continue to experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we may also be in competition with sellers of similar properties to locate suitable purchasers for our properties.

Concentration of Credit Risk

As of December 31, 2011, the Company had cash on deposit, including restricted cash, at one financial institution that had a deposit in excess of federally insured levels totaling $770,000; however, the Company has not experienced any loss in such account. The Company limits significant cash holdings to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

Walgreens, Tractor Supply and CVS each accounted for 23% of our 2011 gross annualized rental revenues. Tenants in the drugstore industry and the specialty retail industry accounted for 46% and 23% of our 2011 gross annualized rental revenues, respectively. We also have certain geographic concentrations in our property holdings. In particular, as of December 31, 2011, three of our properties were located in Texas, one property was located in North Carolina and one property was located in Georgia, which accounted for 43%, 15% and 13%, respectively, of our 2011 gross annualized rental revenues.

Environmental Matters

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. State and federal laws in this area are constantly evolving, and we intend to take commercially reasonable steps, a summary of which is described below, to protect ourselves from the impact of these laws.

We generally will not purchase any property unless and until we obtain what is generally referred to as a “Phase I” environmental site assessment and are generally satisfied with the environmental status of the property. However, we may purchase a property without obtaining such assessment if our advisor determines the assessment is not necessary under the circumstances. A Phase I environmental site assessment basically consists of a visual survey of the building and the property in an attempt to identify areas of potential environmental concerns, visually observing neighboring properties to asses surface conditions or activities that may have an adverse environmental impact on the property, and contacting local governmental agency personnel who perform a regulatory agency file search in an attempt to determine any known environmental concerns in the immediate vicinity of the property. A Phase I environmental site assessment does not generally include any sampling or testing of soil, ground water or building materials from the property and may not reveal all environmental hazards on a property.

We expect that some of the properties that we will acquire may contain, at the time of our investment, or may have contained prior to our investment, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. All of these operations create a potential for the release of petroleum products or other hazardous or toxic substances. Some of our potential properties may be adjacent to or near other properties that have contained or then currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. In addition, certain of our potential properties may be on or adjacent to or near other properties upon which others, including former owners or tenants of our properties, have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous or toxic substances.

From time to time, we may acquire properties, or interests in properties, with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are quantifiable and that the acquisition will yield a superior risk-adjusted return. In such an instance, we will underwrite the costs of environmental investigation, clean-up and monitoring into the cost. Further, in connection with property dispositions, we may agree to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties.

Available Information

We electronically file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. We have also filed registration statements, amendments to our registration statements, and supplements to our prospectus in connection with our Offering with the SEC. Copies of our filings with the SEC may be obtained from the SEC’s website at http://www.sec.gov. Access to these filings is free of charge.

ITEM 1A.	RISK FACTORS

Set forth below are investment risks that we believe are material to investors. Some statements in this Form 10-K, including statements in the following risk factors, constitute forward looking statements. Please refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

Risks Related to an Investment in Cole Real Estate Income Strategy (Daily NAV), Inc.

We are in the early stage of our development and there is no assurance that we will achieve our investment objectives. Further, this is a “blind pool,” and a stockholder will not have the opportunity to evaluate our future investments before we make them. For this and other reasons, an investment in our shares is speculative.

We will not provide a stockholder with a significant amount of information, if any, for the stockholder to evaluate our future investments prior to our making them. We will seek to use the net proceeds from the Offering, after the payment of fees and expenses, to acquire a portfolio of commercial real estate investments leased under long-term net leases to creditworthy tenants, which provide current operating cash flow. We may also, in the discretion of our advisor, invest in other types of real estate or in entities that invest in real estate. In addition, our advisor may make or invest in mortgage loans or participations therein on our behalf if our advisor determines, due to the state of the real estate market or in order to diversify our investment portfolio or otherwise, that such investments are advantageous to us. We have established policies relating to the creditworthiness of tenants of our properties, but our advisor will have wide discretion in implementing these policies, and a stockholder will not have the opportunity to evaluate potential tenants. Additionally, our advisor has discretion to determine the location, number and size of our investments and the percentage of net proceeds we may dedicate to a single investment.

A stockholder should consider an investment in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful in this market, we and our advisor must, among other things:

•	identify and acquire investments that further our investment objectives;

•	increase awareness of the Cole Real Estate Income Strategy (Daily NAV), Inc. name within the investment products market;

•	expand and maintain our network of licensed broker-dealers and others who sell shares on our behalf and other agents;

•	rely on our advisor, who will engage and rely on its sub-advisor, and its affiliates to attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted real estate and other investments as well as for potential investors;

•	rely on our advisor and its affiliates to continue to build and expand our operations structure to support our business; and

•	rely on our advisor, who will engage and rely on its sub-advisor, and its affiliates and our board of directors to be continuously aware of, and interpret, marketing trends and conditions.

We may not succeed in achieving these goals, and our failure to do so could cause our stockholders to lose a significant portion of their investment.

The purchase and redemption of our shares is based on our NAV per share, and the daily determination of our NAV per share is based upon subjective judgments, assumptions and opinions about future events, that may or may not turn out to be correct. As a result, our daily NAV per share may not reflect the precise amount that might be paid to investors for their shares in a market transaction.

The purchase and redemption price for shares of our common stock is based on our NAV per share each business day, which requires an estimate of the value of our assets and liabilities — consisting principally of illiquid commercial real estate and illiquid commercial real estate mortgages. Although quarterly valuations of each of our commercial real estate assets, related liabilities and notes receivable secured by real estate are performed by our independent valuation expert, our advisor also monitors our commercial real estate investments for events that may be expected to have a material impact on the most recent estimated values provided by our independent valuation expert. The valuation methodologies used to estimate the value of our commercial real estate assets, related liabilities and notes receivable secured by real estate involve subjective judgments, assumptions and opinions about future events, which may or may not turn out to be correct. Any resulting potential disparity in our NAV per share may be in favor of either stockholders who redeem their shares, or stockholders who buy new shares, or existing stockholders.

It may be difficult to reflect, fully and accurately, material events that may impact our daily NAV between quarterly valuations.

Since our fund accountant’s determination of our daily NAV per share is based in part on quarterly estimates of the values of each of our commercial real estate assets, related liabilities and notes receivable secured by real estate provided periodically by the independent valuation expert in individual appraisal reports in accordance with valuation guidelines approved by our board of directors, our published NAV per share on any given day may not fully reflect any or all changes in value that may have occurred since the most recent quarterly valuation. Our advisor reviews appraisal reports and monitors our commercial real estate and notes receivable assets and liabilities, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our commercial real estate assets, notes receivable secured by real estate or related real estate liabilities between periodic valuations, or to obtain quickly complete information regarding any such events. For example, an unexpected termination or renewal of a material lease, a material change in vacancies or an unanticipated structural or environmental event at a property may cause the value of a commercial real estate asset to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and/or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor of either stockholders who redeem their shares, or stockholders who buy new shares, or existing stockholders.

NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.

The method for calculating our NAV, including the components that are used in calculating our NAV, is not prescribed by rules of the SEC or any state securities regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish NAV solely for purposes of establishing the daily price at which we sell and redeem shares of our common stock, and investors should not view our NAV as a measure of our historical or future financial condition or performance. The components and methodology that are used by our fund accountant in calculating our NAV may differ from those used by other companies now or in the future.

In addition, our NAV calculations, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These valuations, which are based on market values that assume a willing buyer and seller, may differ from liquidation values that could be realized in the event that we were forced to sell assets.

An investment in shares of our common stock will have limited liquidity. There is no public market for our shares of common stock and our limited redemption program may not have sufficient liquidity at all times to redeem stockholders’ shares.

There is no current public market for shares of our common stock, we do not expect that a public market will ever develop and our charter does not require a liquidity event at a fixed time in the future. Therefore, redemption of shares by us will likely be the only way for our stockholders to dispose of their shares. While we designed our redemption plan to allow stockholders to request redemptions, on a daily basis, of all or any portion of their shares, our ability to fulfill redemption requests is subject to a number of limitations. Most significantly, the vast majority of our assets currently consist, and will consist in the future, of commercial real estate properties, which cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Further, the redemption program is subject to quarterly redemption limits and to protect our operations, our status as a REIT, and our non-redeeming stockholders, our board of directors may modify or suspend our redemption program or limit stockholder redemptions. Additionally, subject to limited exceptions, shares of our common stock redeemed within 365 days of the date of purchase may be subject to a short-term trading fee of 2% of the aggregate NAV per share of such shares redeemed. As a result, our stockholders’ ability to have their shares redeemed by us may be limited, and our shares should be considered a potentially long-term investment with limited liquidity.

Economic events that may cause our stockholders to seek to redeem their shares may materially adversely affect our cash flow and our ability to achieve our investment objectives.

Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector or the negative performance of the U.S. economy as a whole, could cause our stockholders to seek to redeem their shares. Even if we are able to satisfy all resulting redemption requests, our cash flow could be materially adversely affected. In addition, if we elect to sell valuable assets to satisfy redemption requests, our ability to achieve our investment objectives, including, without limitation, diversification of our real estate property portfolio by property type and location, moderate financial leverage, conservative operating risk and an attractive level of current income, could be materially adversely affected.

We may fund redemptions from sources other than cash flow from operations, including borrowings by the REIT, proceeds from offerings of our securities or proceeds from asset sales, which may reduce the amount of capital we ultimately invest and negatively impact the value of an investment in our securities.

We expect that cash distributions to investors in our common stock generally will be paid from cash available or anticipated from the operating cash flows from our investment properties, real estate securities, real estate related loans and other real estate-related assets. To the extent that cash flow from operations is insufficient to fund all requests for redemptions, we may fund all or some of the redemptions from borrowings by the REIT, proceeds from offerings of our securities or proceeds from the sale of assets, and we have no limits on the amounts we may pay from such other sources. The payment of redemptions from sources other than cash flow from operations may reduce the amount of capital we have available to invest in real estate, negatively impact the value of an investment in our securities and reduce overall return. We expect that, especially during the early stages of our development, as well as from time to time thereafter, we may fund redemptions from sources other than cash flow.

This is our sponsor’s and advisor’s first real estate program structured as a “perpetual-life” REIT.

This is our sponsor’s first program structured as a “perpetual-life” REIT, or an investment vehicle of indefinite duration focused principally on acquiring a portfolio of real estate that has no target date for sale of the portfolio or other liquidity event. While the officers and other key personnel of our advisor and its affiliates have significant experience acquiring and managing real estate for defined life non-exchange traded REITs, and, to a more limited extent, listed REITs of indefinite duration, this is our sponsor’s first program structured as a non-exchange traded REIT with an indefinite life. Acquiring and managing a portfolio of commercial real estate that has no target liquidation event may present challenges that are different than acquiring and managing a portfolio of real estate that is expected to be owned for a limited and specified investment period. For this and other reasons, the prior performance of other REITs sponsored by Cole Real Estate Investments may not be indicative of our future results.

The amount and source of distributions we may make to our stockholders is uncertain and we may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders at any time in the future.

We have not established a minimum distribution payment level, and our ability to make distributions to our stockholders may be adversely affected by a number of factors, including the risk factors described herein. Our board of directors will make determinations regarding distributions based upon, among other factors, our financial performance, our debt service obligations, our debt covenants, and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our stockholders are:

•	the limited size of our real estate portfolio, in the early stages of our development;

•	our inability to invest, on a timely basis and in attractive commercial properties, the proceeds from sales of our shares;

•	our inability to realize attractive risk-adjusted returns on our investments;

•	unanticipated expenses or reduced revenues that reduce our cash flow or non-cash earnings;

•	defaults in our investment portfolio or decreases in the value of our properties; and

•	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

As a result, we may not be able to make distributions to our stockholders at any time in the future, and the level of any distributions we do make to our stockholders may not increase or even be maintained over time.

We may suffer adverse tax consequences if the amount of distributions do not comply with certain tax requirements, and we expect that a substantial portion of our distributions will be taxed as ordinary income to our stockholders.

To qualify for taxation as a REIT, we will be required to distribute annually to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. To the extent we satisfy the 90% distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified under the Code.

In addition, dividends that we pay to our stockholders will generally be taxable to our stockholders as ordinary income. However, a portion of our distributions may be designated by us as long-term capital gains to the extent that they are attributable to capital gain income recognized by us or may constitute a return of capital to the extent that they exceed our current and accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital distribution is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our common stock, until the distribution exceeds the stockholder’s basis. Return of capital distributions in excess of a stockholder’s tax basis in our shares will be treated as gain from the sale of shares.

We may pay some or all of our distributions, and fund some or all redemptions, from sources other than cash flow from operations, including borrowings by the REIT, proceeds from the offering of our securities or proceeds from asset sales, which may reduce the amount of capital we ultimately invest and negatively impact the value of an investment in our common stock.

To the extent that cash flow from operations is insufficient to pay distributions or to fund redemptions, we may pay all or some of our distributions and fund all or some of our redemptions from borrowings by the REIT, proceeds from the offering of our securities or proceeds from the sale of assets, and we have no limits on the amounts we may pay from such other sources. The payment of distributions and redemptions from sources other than cash flow from operations may reduce the amount of capital we have available to invest in real estate, negatively impact the value of an investment in our common stock and reduce the overall return. We expect that, especially during the early stages of our development, as well as from time to time thereafter, we may declare distributions and/or fund redemptions that exceed our cash flows from operations and in anticipation of future cash flows.

We are currently conducting a “best efforts” offering. If we are not able to raise a substantial amount of capital in the near term, we may have difficulties investing in properties and our ability to achieve our investment objectives, including diversification of our portfolio by property type and location, could be adversely affected.

We are currently conducting our initial public offering, which is being made on a “best efforts” basis, which means that the dealer manager and the broker-dealers participating in the offering are only required to use their best efforts to sell the shares and have no firm commitment or obligation to purchase any of the shares. As a result, we may not be able to raise a substantial amount of capital in the near term. If we are not able to accomplish this goal, we may have difficulty in identifying and purchasing suitable properties on attractive terms in order to meet our investment objectives. Therefore, there could be a delay between the time we receive net proceeds from the sale of shares of our common stock in the offering and the time we invest the net proceeds. This could cause a substantial delay in the time it takes for an investor’s investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to our stockholders. If we fail to timely invest the net proceeds of the offering, our ability to achieve our investment objectives, including diversification of our portfolio by property type and location, could be adversely affected. In addition, subject to our investment policies, we are not limited in the number or size of our investments or the percentage of net proceeds that we may dedicate to a single investment. If we use all or substantially all of the proceeds from the offering to acquire one or a few investments, the likelihood of our profitability being affected by the performance of any one of our investments will increase, and an investment in our shares will be subject to greater risk.

If we raise substantially less than the maximum offering amount, we may not be able to construct a diverse portfolio of real estate and real estate-related investments, and the value of an investment in our stock may fluctuate more widely with the performance of specific investments.

We are dependent upon the proceeds to be received from our initial public offering to conduct our proposed investment activities. Our initial public offering is being made on a “best efforts” basis, whereby our dealer manager and the broker/dealers that participate in the offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. As a result, we do not know the amount of proceeds that will be raised in our initial public offering or that we will achieve sales of the maximum offering amount. If we are unable to raise substantially more than the minimum offering amount, we may not be able to invest in a diverse portfolio in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. An investment in shares of our common stock would be subject to greater risk to the extent that we lack a diversified portfolio of investments. In addition, our fixed operating expenses, as a percentage of gross income, would be higher, and our financial condition and ability to pay distributions could be adversely affected if we are unable to raise substantial funds in our initial public offering.

We may suffer from delays if our advisor is not able to locate suitable investments, which could adversely affect our ability to pay distributions and to achieve our investment objectives.

If we are able to raise capital quickly during our initial public offering, we may have difficulty in identifying and purchasing suitable commercial real estate properties in a timely and efficient fashion. This may impact the value of an investment in our common stock and our ability to pay distributions to our stockholders.

Our board of directors may change certain of our investment policies without stockholder approval, which could alter the nature of an investment in our common stock.

Except for changes to the investment objectives and investment restrictions contained in our charter, which require stockholder consent to amend, our board of directors, a majority of whom are independent, may change our investment and operational policies, including our policies with respect to investments, acquisitions, growth, operations, indebtedness, capitalization and distributions, at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the types of investments described in this Annual Report on Form 10-K. A change in our investment strategy may, among other things, increase our exposure to interest rate risk, default risk and commercial real estate market fluctuations, all of which could materially affect our ability to achieve our investment objectives.

Our participation in a co-ownership arrangement may subject us to risks that otherwise may not be present in other real estate investments.

We may enter in co-ownership arrangements with respect to a portion of the properties we acquire. Co-ownership arrangements involve risks generally not otherwise present with an investment in real estate, such as the following:

•	the risk that a co-owner may at any time have economic or business interests or goals that are or become inconsistent with our business interests or goals;

•	the risk that a co-owner may be in a position to take action contrary to our instructions or requests or contrary to our policies, objectives or status as a REIT;

•

the possibility that an individual co-owner might become insolvent or bankrupt, or otherwise default under the applicable mortgage loan financing documents, which may constitute an event of default under all of the applicable mortgage loan financing documents or allow the bankruptcy court to reject the agreements entered into by the co-owners owning interests in the property;

•

the possibility that a co-owner might not have adequate liquid assets to make cash advances that may be required in order to fund operations, maintenance and other expenses related to the property, which could result in the loss of current or prospective tenants and may otherwise adversely affect the operation and maintenance of the property, and could cause a default under the mortgage loan financing documents applicable to the property and may result in late charges, penalties and interest, and may lead to the exercise of foreclosure and other remedies by the lender;

•

the risk that a co-owner could breach agreements related to the property, which may cause a default, or result in personal liability for, the applicable mortgage loan financing documents, violate applicable securities law, result in a foreclosure or otherwise adversely affect the property and the co-ownership arrangement;

•

the risk that a default by any co-tenant would constitute a default under the applicable mortgage loan financing documents that could result in a foreclosure and the loss of all or a substantial portion of the investment made by the co-tenants;

•	the risk that we could have limited control and rights, with management decisions made entirely by a third-party; and

•	the possibility that we will not have the right to sell the property at a time that otherwise could result in the property being sold for its maximum value.

In the event that our interests become adverse to those of the other co-owners, we may not have the contractual right to purchase the co-ownership interests from the other co-owners. Even if we are given the opportunity to purchase such co-ownership interests in the future, we cannot guarantee that we will have sufficient funds available at the time to purchase co-ownership interests from the co-owners.

We may want to sell our co-ownership interests in a given property at a time when the other co-owners in such property do not desire to sell their interests. Therefore, because we anticipate that it will be much more difficult to find a willing buyer for our co-ownership interests in a property than it would be to find a buyer for a property we owned outright, we may not be able to sell our interest in a property at the time we would like to sell.

Risks Related to Our Relationship with Our Advisor and Its Affiliates and Certain Conflicts of Interest

We are subject to conflicts of interest arising out of our relationships with our advisor and its affiliates, including the material conflicts discussed below. The “Conflicts of Interest” section of Part I, Item I of this Annual Report on Form 10-K provides a more detailed discussion of the conflicts of interest between us and our advisor and its affiliates, and our policies to reduce or eliminate certain potential conflicts.

Our advisor and its affiliates, including our dealer manager, face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.

Our advisor and its affiliates, including our dealer manager, are entitled to substantial fees from us under the terms of the advisory agreement and the dealer manager agreement. These fees could influence the judgment of our advisor and its affiliates in performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our advisor and its affiliates;

•

the advisor’s role in estimating accruals of expenses for our fund accountant’s calculation of our daily NAV, as the fees of our advisor and its affiliates are based on our NAV, however, any intentionally inaccurate estimation of the Company’s daily net operating revenues, expenses and fees by the Advisor could constitute a breach of its fiduciary duty to the Company and its stockholders, and may subject the Advisor to significant liability; and

•

the amount of fees paid to our advisor and its affiliates. While the fees must be approved on an annual basis by our independent directors, the approval process may be constrained, to some extent, because the independent directors are likely to consider, among other factors, our stockholders’ expectation that affiliates of Cole Real Estate Investments sponsored and will serve in the roles of our advisor and our dealer manager.

Our advisor is responsible for estimating amounts of certain liabilities that will affect calculation of our NAV.

Our advisor is responsible for estimating the amounts of certain liabilities that are used by our independent fund accountant to determine our daily NAV per share. These estimated amounts include estimates of accrued fees and expenses attributable to our initial public offering, accrued operating fees and expenses and accrued distributions. To the extent that these liabilities are based on estimates, this could lead to conflicts of interest with our advisor because the advisor’s fee is based on a percentage of our NAV, although any intentionally inaccurate estimation of the Company’s daily net operating revenues, expenses and fees by the advisor could constitute a breach of its fiduciary duty to the Company and its stockholders, and may subject the advisor to significant liability.

Our advisor has engaged its sub-advisor to select and manage our liquid investments. The advisor relies on the performance of its sub-advisor in implementing the liquid investments portion of our investment strategy.

Our advisor has engaged its sub-advisor to select liquid investments pursuant to a sub-advisory agreement between our advisor and its sub-advisor. We do not have a direct contractual relationship with the sub-advisor. The sub-advisor has, and will continue to have substantial discretion, within our investment guidelines, to make decisions related to the acquisition, management and disposition of our liquid assets. If the sub-advisor does not succeed in implementing the liquid investments portion of our investment strategy, our performance will suffer. In addition, even though our advisor has the ability to terminate the sub-advisor with 60 days’ prior written notice it may be difficult and costly to terminate and replace the sub-advisor.

Payment of fees to our advisor and our dealer manager will reduce the cash available for investment and distribution and will increase the risk that an investor will not be able to recover the amount of their investment in our shares.

Our advisor and its affiliated dealer manager will perform services for us in connection with the distribution of our shares, the selection and acquisition of our investments, and the management of our assets. We will pay our advisor and our dealer manager fees for these services, which will reduce the amount of cash available for investments or distributions to our stockholders. The fees we pay to our advisor and its affiliates decrease the value of our portfolio and increase the risk that stockholders may receive a lower price when they request redemption of their shares than the purchase price they initially paid for their shares.

Our advisor faces conflicts of interest relating to the incentive fee structure under our advisory agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

Pursuant to the terms of our advisory agreement, our advisor is entitled to fees that are structured in a manner intended to provide incentives to our advisor to perform in our best interests and in the best interests of our stockholders. For example, the advisory fee is based on our NAV, and not on the costs or book value of our investments, and our advisor is entitled to an incentive fee, based on the annual performance of our stock. Nevertheless, our advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance that would entitle our advisor to incentive compensation.

Our advisor faces conflicts of interest with respect to the allocation of investment opportunities between us and other real estate programs that our managed by affiliates of our advisor.

We rely on our advisor to identify and select potential real estate investment opportunities on our behalf. At the same time, our advisor’s affiliates and our advisor’s officers manage other real estate programs sponsored by Cole Real Estate Investments that may have investment objectives and investment strategies that are similar to our objectives and strategies. As a result, our advisor could face conflicts of interest in allocating real estate acquisition opportunities as they become available. While the other real estate programs sponsored by Cole Real Estate Investments have allocation procedures in place, there is a risk that our advisor’s allocation of investment properties may result in our acquiring a property that provides lower returns to us than a property purchased by another real estate program sponsored by Cole Real Estate Investments. In addition, we may acquire properties in geographic areas where other real estate programs sponsored by Cole Real Estate Investments own properties. If one of the other real estate programs sponsored by Cole Real Estate Investments attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. Similar conflicts of interest may arise if our advisor recommends that we make or purchase mortgage loans or participations in mortgage loans, since other real estate programs sponsored by Cole Real Estate Investments may be competing with us for these investments.

Our officers face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to implement successfully our business strategy and to generate returns to our stockholders.

Each of our executive officers, including Mr. Cole, who also serves as the chairman of our board of directors, also has an interest in our advisor and our dealer manager. In addition, our executive officers serve as officers of one or more entities affiliated with our advisor that provide investment management advice to other Cole-sponsored real estate programs, as well as executive officers and/or board members of these other real estate programs. As a result, these individuals owe fiduciary duties to these other entities and their stockholders, members and limited partners. These additional fiduciary duties may create conflicts with the duties that they owe to us and to our stockholders. There is a risk that their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment strategy and our investment and leasing opportunities. Conflicts between the best interests of our business and the best interests of these other entities are most likely to arise from involvement in activities related to (1) allocation of new acquisition opportunities, (2) allocation of their time, (3) allocation of tenants, (4) allocation of opportunities to sell assets, and (5) allocation of our dealer manager’s time. If these individuals were to act or fail to act in a manner that was detrimental to our business, or favor one entity over another, they could be subject to liability for breach of their fiduciary duty to us and our stockholders. If these potential conflicts are not appropriately managed, we may not be able to implement our investment strategy in a successful manner, generate cash needed to pay distributions to our stockholders and maintain or increase the value of our assets.

We depend on our advisor, and we may not be able to find a suitable replacement if our advisor terminates the advisory agreement.

We depend on our advisor, and we may not be able to find a suitable replacement if our advisor terminates the advisory agreement. Our ability to make distributions and achieve our investment objectives is dependent upon the performance of our advisor in the acquisition of real estate properties and other real estate-related assets, the management of our portfolio, the selection of tenants for our properties and the determination of any financing arrangements. If our advisor suffers or is distracted by adverse financial or operational problems in connection with its operations unrelated to us, our advisor may be unable to allocate sufficient time and resources to our operations. If our advisor is unable to allocate sufficient resources to oversee and perform our operations for any reason, we may be unable to achieve our investment objectives or pay distributions to our stockholders.

If our advisor loses or is unable to obtain key personnel, including in the event another real estate program sponsored by Cole Real Estate Investments internalizes its advisor, our ability to achieve our investment objectives could be delayed or hindered, which could adversely affect our ability to pay distributions to investors in our common stock and the value of an investment in our common stock.

Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our advisor, each of whom would be difficult to replace. Our advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our advisor. If any of our key personnel were to cease their affiliation with our advisor, our operating results could suffer. This could occur, among other ways, if another real estate program sponsored by Cole Real Estate Investments internalizes its advisor. If that occurs, key personnel of our advisor, who also are key personnel of the internalized advisors, might become employees of the other program and would no longer be available to our advisor. Further, we do not intend to separately maintain key person life insurance on Mr. Cole or any other person. We believe that our future success depends, in large part, upon our advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure investors in our common stock that our advisor will be successful in attracting and retaining such skilled personnel. If our advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of an investment in our stock may decline.

Our board of directors will not approve, in advance, the investment decisions made by our advisor.

Our board of directors has approved investment guidelines that delegate to our advisor the authority to execute (1) real estate property acquisitions and dispositions and (2) investments in other real estate-related assets, and to (3) contract with a sub-advisor to purchase and sell liquid assets, liquid real estate-related securities, cash and cash equivalents, in each case so long as such investments are consistent with our investment guidelines. As a result, our advisor has substantial latitude within these broad parameters in determining the types of assets that are proper investments for us. Our directors do not review, in advance, the investment decisions made by our advisor or sub-advisor. Instead, the directors review our investment guidelines on an annual basis and our investment portfolio on a quarterly basis or, in each case, as often as they deem appropriate. In conducting these periodic reviews, our directors rely primarily on information provided to them by our advisor. Furthermore, transactions entered into on our behalf by our advisor may be costly, difficult or impossible to unwind when they are subsequently reviewed by our board of directors.

Our dealer manager may compensate its registered employees who market and sell this investment more than it compensates them to market and sell other investments sponsored by Cole Real Estate Investments.

Our dealer manager may have a compensation program for its registered employees who market and sell this investment that may be different from the compensation program it has for the marketing and sale of other investments sponsored by Cole Real Estate Investments. This compensation program may result in Cole Capital Corporation’s registered employees receiving more or less compensation for the marketing and sale of this investment than for the marketing and sale of other programs. Such a compensation program may create a conflict of interest, by motivating our dealer manager’s registered employees to promote one investment over another investment sponsored by Cole Real Estate Investments.

Our charter permits us to acquire assets and borrow funds from affiliates of our advisor, and any such transaction could result in conflicts of interest.

Our charter permits us to acquire assets and borrow funds from affiliates of our advisor on a limited basis as set forth below, and any such transaction could result in a conflict of interest.

Our advisor may create special purpose entities to acquire properties for the specific purpose of selling the properties to us, and we may acquire such properties provided that any and all acquisitions from affiliates of our advisor must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction, as being fair and reasonable to us and either the purchase price to us is no greater than the cost of the property to the affiliate of our advisor, including acquisition related expenses, or a majority of our independent directors determines that there is a substantial justification for any amount above such cost and that the difference is reasonable. Further, we will not acquire a property from an affiliate of our advisor if the cost to us would exceed the property’s current appraised value as determined by an independent appraiser.

From time to time, we may borrow funds from affiliates of our advisor, including our sponsor, as bridge financing to enable us to acquire a property when offering proceeds alone are insufficient to do so and third party financing has not been arranged. Any and all such transactions must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction as fair and reasonable to us. Finally, we may defer payment of fees to our advisor or its affiliates, which would not be considered a loan under our charter.

Our advisor faces conflicts of interest relating to joint ventures or other co-ownership arrangements that we enter into with other real estate programs sponsored by Cole Real Estate Investments, which could result in a disproportionate benefit to another real estate program sponsored by Cole Real Estate Investments.

We may enter into joint ventures with other real estate programs sponsored by Cole Real Estate Investments for the acquisition, development or improvement of properties, as well as the acquisition of real estate-related investments. Officers and key persons of our advisor also are officers and key persons of other REITs sponsored by Cole Real Estate Investments and their advisors, the general partners of other partnerships sponsored by Cole Real Estate Investments and/or the advisors or fiduciaries of other real estate programs sponsored by Cole Real Estate Investments. These officers and key persons will face conflicts of interest in determining which real estate programs sponsored by Cole Real Estate Investments should enter into any particular joint venture or co-ownership arrangement. These persons also may have a conflict in structuring the terms of the relationship between us and the Cole-sponsored co-venturer or co-owner, as well as conflicts of interests in managing the joint venture.

In the event we enter into joint venture or other co-ownership arrangements with another real estate program sponsored by Cole Real Estate Investments, our advisor and its affiliates may have a conflict of interest when determining when and whether to buy or sell a particular property, or to make or dispose of another real estate-related investment. In addition, if a Cole-sponsored co-venturer or co-owner becomes listed for trading on a national securities exchange, that entity may develop more divergent goals and objectives than ours, since we do not expect to be listed for trading. In the event we enter into a joint venture or other co-ownership arrangement with a real estate programs sponsored by Cole Real Estate Investments that has a defined life, the joint venture may be required to sell its properties earlier than we may desire to sell the properties. Even if the terms of any joint venture or other co-ownership agreement between us and another real estate programs sponsored by Cole Real Estate Investments grant us the right of first refusal to buy such properties, we may not have sufficient funds or borrowing capacity to exercise our right of first refusal under these circumstances.

Since Mr. Cole and his affiliates control our advisor and the advisors to other real estate programs sponsored by Cole Real Estate Investments, agreements and transactions between or among the parties with respect to any joint venture or other co-ownership arrangement will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers or co-owners, which may result in the co-venturer or co-owner receiving benefits greater than the benefits that we receive.

Risks Related to Investments in Real Estate

Many of our properties depend upon a single tenant, or a limited number of major tenants, for all or a majority of its rental income; therefore, our financial condition and ability to make distributions to investors in our common stock may be adversely affected by the bankruptcy or insolvency, a downturn in the business or a lease termination, of a single tenant.

Many of our properties are occupied by only one tenant or derive a majority of their rental income from a limited number of major tenants and, therefore, the success of those properties is materially dependent on the financial stability of such tenants. Such tenants face competition within their industries and other factors that could reduce their ability to make rent payments. Lease payment defaults by such tenants could cause us to reduce the amount of distributions we pay. A default of a single or major tenant on its lease payments to us would cause us to lose revenue from the property and force us to find an alternative source of revenue to meet any expenses associated with the property and prevent a foreclosure if the property is subject to a mortgage. In the event of a default by a single or major tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property. If a lease is terminated, we may not be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a single or major tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease to such a tenant, or such tenant’s election not to extend a lease upon its expiration, could have an adverse effect on our financial condition and our ability to pay distributions to our stockholders.

To the extent we acquire industrial properties, the demand for and profitability of our industrial properties may be adversely affected by fluctuations in manufacturing activity in the United States.

We may invest in industrial properties that share some of the same core characteristics as our other commercial properties. To the extent we acquire industrial properties, such properties may be adversely affected if manufacturing activity decreases in the United States. Trade agreements with foreign countries have given employers the option to utilize less expensive non-US manufacturing workers. The outsourcing of manufacturing functions could lower the demand for our industrial properties. Moreover, an increase in the cost of raw materials or decrease in the demand of housing could cause a slowdown in manufacturing activity, such as furniture, textiles, machinery and chemical products, and our profitability may be adversely affected.

If a major tenant declares bankruptcy, we may be unable to collect balances due under relevant leases, which could have a material adverse effect on our financial condition and ability to pay distributions to our stockholders.

We may experience concentration in one or more tenants. Any of our tenants, or any guarantor of one of our tenant’s lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant lease, and could ultimately preclude full collection of these sums. Such an event also could cause a decrease or cessation of current rental payments, reducing our operating cash flows and the amount available for distributions to investors in our common stock. In the event a tenant or lease guarantor declares bankruptcy, the tenant or its trustee may not assume our lease or its guaranty. If a given lease or guaranty is not assumed, our operating cash flows and the amounts available for distributions to our stockholders may be adversely affected. Accordingly, the bankruptcy of a major tenant could have a material adverse effect on our ability to pay distributions to our stockholders.

If a sale-leaseback transaction is re-characterized in a tenant’s bankruptcy proceeding, our financial condition could be adversely affected.

We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely impact our financial condition, cash flow and the amount available for distributions to our stockholders.

If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and we would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, we could be treated as co-venturer with the lessee with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property.

Our real estate investments may include special use single-tenant properties that may be difficult to sell or re-lease upon lease terminations.

We intend to invest in necessity single-tenant commercial properties, a number of which may include special use single-tenant properties. If the leases on these properties are terminated or not renewed, we may have difficulty re-leasing or selling these properties to a party other than the tenant due to the special purpose for which the property may have been designed. Therefore, we may be required to expend substantial funds to renovate the property or make rent concessions in order to lease the property to another tenant or sell the property. These and other limitations may adversely impact the cash flows from, or lead to a decline in value of, these special use single-tenant properties.

A high concentration of our properties in a particular geographic area, or with tenants in a similar industry, would magnify the effects of downturns in that geographic area or industry.

In the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately impacts that geographic area would have a magnified adverse impact on our portfolio. Similarly, if tenants of our properties become concentrated in a certain industry or industries, any adverse impact on that industry generally would have a disproportionately adverse impact on our portfolio.

Our portfolio of properties includes retail properties. Our performance, therefore, is linked to the market for retail space generally and a downturn in the retail market could have an adverse effect on the value of an investment in our common stock.

The market for retail space has been and could be adversely affected by weaknesses in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, excess amounts of retail space in a number of markets and competition for tenants with other shopping centers in our markets. Customer traffic to these shopping areas may be adversely affected by the closing of stores in the same shopping center, or by a reduction in traffic to these stores resulting from a regional economic downturn, a general downturn in the local area where our store is located, or a decline in the desirability of the shopping environment of a particular shopping center. A reduction in customer traffic could have a material adverse effect on our business, financial condition and results of operations.

Our operating results will be affected by economic and regulatory changes that impact the real estate market in general.

We are subject to risks generally attributable to the ownership of real property, including:

•	changes in global, national, regional or local economic, demographic or capital market conditions;

•

current and future adverse national real estate trends, including increasing vacancy rates, which may negatively impact resale value, declining rental rates and general deterioration of market conditions;

•	changes in supply of or demand for similar properties in a given market or metropolitan area that will result in changes in market rental rates or occupancy levels;

•	increased competition for real property investments targeted by our investment strategy;

•	bankruptcies, financial difficulties or lease defaults by our tenants;

•	changes in interest rates and availability of financing; and

•	changes in government rules, regulations and fiscal policies, including changes in tax, real estate, environmental and zoning laws.

All of these factors are beyond our control. Any negative changes in these factors could affect our ability to meet our obligations and make distributions to stockholders.

We face risks associated with property acquisitions, which may adversely impact our ability to pay distributions and the value of an investment in our common stock.

We intend to acquire properties and portfolios of properties, including large portfolios that will increase our size and result in changes to our capital structure. Our acquisition activities and their success are subject to the following risks:

•	we may be unable to complete an acquisition after making a non-refundable deposit and incurring certain other acquisition-related costs;

•	we may be unable to obtain financing for acquisitions on favorable terms or at all;

•	acquired properties may fail to perform as expected;

•	the actual costs of repositioning or redeveloping acquired properties may be greater than our estimates;

•

acquired properties may be located in new markets in which we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures; and

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations.

These acquisition risks may reduce our ability to pay distributions and may negatively impact the value of an investment in our common stock.

Many of our assets are public places such as shopping centers. Because these assets are public places, crimes, violence and other incidents beyond our control may occur, which could result in a reduction of business traffic at our properties and could expose us to civil liability.

Because many of our assets are open to the public, they are exposed to a number of incidents that may take place within their premises and that are beyond our control or our ability to prevent, which may harm our consumers and visitors. Some of our assets may be located in large urban areas, which can be subject to elevated levels of crime and urban violence. If violence escalates, we may lose tenants or be forced to close our assets for some time. If any of these incidents were to occur, the relevant asset could face material damage to its image and the property could experience a reduction of business traffic due to lack of confidence in the premises’ security. In addition, we may be exposed to civil liability and be required to indemnify the victims, which could adversely affect us. Should any of our assets be involved in incidents of this kind, our business, financial condition and results of operations could be adversely affected.

Increased competition from alternative retail channels could adversely impact our retail tenants’ profitability and ability to make timely lease payments to us.

Traditional retailers face increasing competition from alternative retail channels, including factory outlet centers, wholesale clubs, mail order catalogs, television shopping networks and various forms of e-commerce. The increasing competition from such alternative retail channels could adversely impact our retail tenants’ profitability and ability to make timely lease payments to us. If our retail tenants are unable to make timely lease payments to us, our operating cash flows could be adversely affected.

The current market environment may adversely affect our operating results, financial condition and our ability to pay distributions.

The global financial markets have undergone pervasive and fundamental disruptions since mid-2007. The disruptions in the global financial markets had an adverse impact on the availability of credit to businesses generally. The continuing impact of the recent global economic recession has the potential to materially affect the value of our properties and other investments we make, the availability or the terms of financing that we may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due, and/or, for our leased properties, the ability of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. The current market environment also could affect our operating results and financial condition as follows:

•

Debt Markets — Since 2010, the volume of mortgage lending for commercial real estate has been increasing and lending terms have improved and continue to improve; however the real estate debt markets could begin experiencing increasing volatility as a result of certain factors, including the tightening of underwriting standards by lenders and credit rating agencies. Should overall borrowing costs increase, either by increases in the index rates or by increases in lender spreads, our operations may generate lower returns. In addition, dislocations in the debt markets could reduce the amount of capital that is available to finance real estate, which, in turn: (1) limits the ability of real estate investors to make new acquisitions and to potentially benefit from reduced real estate values or to realize enhanced returns on real estate investments; (2) could slow real estate transaction activity; and (3) may result in an inability to refinance debt as it becomes due. In addition, deterioration in the state of the debt markets could have a material adverse impact on the overall amount of capital being invested in real estate, which may result in price or value decreases of real estate assets and impact our ability to raise equity capital. In addition, the failure of any lending source with which we entered, or enter, into a credit facility or line of credit would adversely affect our ability to meet our obligations if we were unable to replace the funding source.

•

Real Estate Markets — The global economic recession caused commercial real estate values to decline substantially. The U.S. commercial real estate markets began a recovery in 2010 which has continued through 2011. However, if the global recession were to persist or worsen, or it were to affect the U.S. financial markets, there may be uncertainty in the valuation, or in the stability of the value, of the properties we own or may acquire that could result in a substantial decrease in the value of our properties. Consequently, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge in earnings.

•

Government Intervention — The disruptions in the global financial markets have led to extensive and unprecedented government intervention. Although the government intervention is intended to stimulate the flow of capital and to strengthen the U.S. economy in the short term, it is impossible to predict the actual effect of the government intervention and what effect, if any, additional interim or permanent governmental intervention may have on the financial markets and/or the effect of such intervention on us.

The insurance we carry on our real estate may be insufficient to pay for all potential losses or damage to our properties.

Generally, our tenants are responsible for insuring their goods and premises and, in some circumstances, may be required to reimburse us for a share of the cost of acquiring comprehensive insurance for the property, including comprehensive liability, fire, extended coverage, business interruption and rental loss insurance. The advisor has selected policy specifications and insured limits that it believes to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Insurance policies on our properties may include some coverage for losses that are generally catastrophic in nature, such as losses due to terrorism, earthquakes and floods, but we cannot be sure that it will be adequate to cover all losses and some of our policies will be insured subject to limitations involving large deductibles or co-payments and policy limits which may not be sufficient to cover losses. If we or one or more of our tenants experience a loss which is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

We may be unable to obtain funds for future tenant improvements, which could adversely impact our ability to pay cash distributions to our stockholders, the value of our properties and our ability to attract new tenants.

When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs and other expenses, we may be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. If we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain funds from available sources, if any, including operating cash flows, borrowings sales from offerings of our securities, or property sales. The use of cash from these sources may reduce the amount of capital we have available to invest in real estate, negatively impact the value of an investment in our common stock and reduce overall return. If additional capital is not available, this may adversely impact the value of the properties and our ability to attract new tenants.

We face significant competition for tenants for our properties, which may impact our ability to attract and retain tenants at reasonable rent levels.

We face significant competition from owners, operators and developers of retail real estate properties. Substantially all of our properties face competition from similar properties in the same market. This competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to lease available space at lower prices than the space in our properties.

We may face potential difficulties or delays renewing leases or re-leasing space, which could adversely impact our cash flows and our ability to pay distributions.

We derive a significant portion of our rental income from rent received from our tenants. We seek to lease the rentable square feet at our real estate properties to creditworthy tenants. However, if a tenant experiences a downturn in its business or other types of financial distress, it may be unable to make timely rental payments. Also, when our tenants decide not to renew their leases or terminate early, we may not be able to re-let the space. Even if tenants decide to renew or lease new space, the terms of renewals or new leases, including the cost of required renovations or concessions to tenants, may be less favorable to us than current lease terms. As a result, our net income or loss and ability to pay distributions to stockholders could be materially adversely affected. In addition, the presence of hazardous or toxic substances on our real estate properties may adversely affect our ability to lease such property.

We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations.

We are exposed to inflation risk, as income from long-term leases will be the primary source of our cash flows from operations. Leases of long-term duration or which include renewal options that specify a maximum rate increase may result in below-market lease rates over time if we do not accurately estimate inflation or market lease rates. Provisions of our leases designed to mitigate the risk of inflation and unexpected increases in market lease rates, such as periodic rental increases, may not adequately protect us from the impact of inflation or unexpected increases in market lease rates. If we are subject to below-market lease rates on a significant number of our properties pursuant to long-term leases, our cash flow from operations and financial position may be adversely affected.

We may have difficulty selling our real estate properties, which may limit our flexibility and ability to pay distributions.

Because real estate investments are relatively illiquid, it could be difficult for us to promptly sell one or more of our real estate properties on favorable terms. This may limit our ability to change our portfolio promptly in response to adverse changes in the performance of any such property or economic or market trends. In addition, federal tax laws that impose a 100% excise tax on gains from sales of dealer property by a REIT (generally, property held for sale, rather than investment) could limit our ability to sell properties and may affect our ability to sell properties without adversely affecting returns to our stockholders. These restrictions could adversely affect our ability to achieve our investment objectives.

We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.

A lock-out provision is a provision that prohibits the prepayment of a loan during a specified period of time. Lock-out provisions may include terms that provide strong financial disincentives for borrowers to prepay their outstanding loan balance and exist in order to protect the yield expectations of investors. We expect that many of our properties will be subject to lock-out provisions. Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties when we may desire to do so. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of our shares relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might he in the best interests of our stockholders.

In the event we obtain options to acquire real estate properties, we may lose the amount paid for such options whether or not the underlying property is purchased.

We may obtain options to acquire certain real estate properties. The amount paid for an option, if any, is normally surrendered if the property is not purchased and may or may not be credited against the purchase price if the property is purchased. Any unreturned option payments will reduce the amount of cash available for further investments or distributions to our stockholders.

We may obtain only limited warranties when we purchase a property and would have only limited recourse in the event our due diligence did not identify any issues that lower the value of our property.

The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property, as well as the loss of rental income from that property.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of co-venturers and disputes between us and our co-venturers.

We may co-invest in the future with third parties through partnerships or other entities, which we collectively refer to as joint ventures, acquiring non-controlling interests in or sharing responsibility for managing the affairs of the joint venture. In such event, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their required capital contributions. Co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers.

Costs of complying with governmental laws and regulations may reduce our net income and the cash available for distributions to our stockholders.

Real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. We could be subject to liability in the form of fines or damages for noncompliance with these laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid hazardous materials, the remediation of contaminated property associated with the disposal of solid and hazardous materials and other health and safety-related concerns.

From time to time, we may acquire properties, or interests in properties, with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are quantifiable and that the acquisition will yield an attractive risk-adjusted return. In such an instance, we will estimate the costs of environmental investigation, clean-up and monitoring into the amount we will pay for such properties. Further, in connection with property dispositions, we may agree to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties.

Our properties may be subject to the Americans with Disabilities Act of 1990, as amended, or the ADA. Under the ADA, all places of public accommodation must meet federal requirements related to access and use by persons with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Additional or new federal, state and local laws also may require modifications to our properties, or restrict our ability to renovate properties. We will attempt to acquire properties that comply with the ADA and other similar legislation or place the burden on the seller or other third party, such as a tenant, to ensure compliance with such legislation. However, we cannot assure investors in our common stock that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, or if changes to the ADA mandate further changes to our properties, then our funds used for ADA compliance may reduce cash available for distributions and the amount of distributions to our stockholders.

In some instances, our advisor may rely on third party property managers to operate our properties and leasing agents to lease vacancies in our properties.

Under our advisory agreement, our advisor is obligated to manage our properties and find tenants to lease our vacant properties. We expect that, in some instances, our advisor will rely on third party property managers and leasing agents. The third party property managers will have significant decision-making authority with respect to the management of our properties. Our ability to direct and control how our properties are managed may be limited. We will not supervise any of the property managers or leasing agents or any of their respective personnel on a day-to-day basis. Thus, the success of our business may depend in part on the ability of our third party property managers to manage the day-to-day operations and the ability of our leasing agents to lease vacancies in our properties. Any adversity experienced by our property managers or leasing agents could adversely impact the operation and profitability of our properties and, consequently, our ability to achieve our investment objectives, including, without limitation, diversification of our real estate properties portfolio by property type and location, moderate financial leverage, conservative levels of operating risk and an attractive level of current income.

A proposed change in U.S. accounting standards for leases could reduce the overall demand to lease our properties.

The existing accounting standards for leases require lessees to classify their leases as either capital or operating leases. Under a capital lease, both the leased asset, which represents the tenant’s right to use the property, and the contractual lease obligation are recorded on the tenant’s balance sheet if one of the following criteria are met: (1) the lease transfers ownership of the property to the lessee by the end of the lease term; (2) the lease contains a bargain purchase option; (3) the non-cancellable lease term is more than 75% of the useful life of the asset; or (4) if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. If the terms of the lease do not meet these criteria, the lease is considered an operating lease, and no leased asset or contractual lease obligation is recorded by the tenant.

In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the U.S. Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board (the “IASB”) initiated a joint project to develop new guidelines to lease accounting. The FASB and IASB (collectively the “Boards”) issued exposure drafts (the “Exposure Drafts”), which propose substantial changes to the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result, a lease asset and obligation would be recorded on the tenant’s balance sheet for all lease arrangements. In addition, the proposed standards could impact the method in which contractual lease payments would be recorded. In order to mitigate the financial statement impact of the proposed lease accounting, tenants may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms or fewer extension options, which would generally have less impact on tenant balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater renewal risk, a delay in investing our offering proceeds, or shorter lease terms, all of which may negatively impact our operations and our ability to pay distributions.

The Exposure Drafts do not include a proposed effective date and are still being deliberated and subject to change. The Boards intend to complete their deliberations and publish a revised exposure draft during the second half of 2012; however, a final standard is not expected to be issued until 2013.

Risks Related to Investments in Real Estate-Related Assets

The real estate-related equity securities in which we may invest are subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate securities.

We may invest in equity securities of both publicly traded and private real estate companies, which involves a higher degree of risk than debt securities due to a variety of factors, including that such investments are subordinate to creditors and are not secured by the issuer’s property. Our investments in real estate-related equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate, including risks relating to rising interest rates.

The value of the real estate-related securities in which we may invest may be volatile.

The value of real estate-related securities fluctuates in response to issuer, political, market and economic developments. In the short term, equity prices can fluctuate dramatically in response to these developments. Different parts of the market and different types of equity securities can react differently to these developments and they can affect a single issuer, multiple issuers within an industry or economic sector or geographic region or the market as a whole. The real estate industry is sensitive to economic downturns. The value of securities of companies engaged in real estate activities can be affected by changes in real estate values and rental income, property taxes, interest rates and tax and regulatory requirements.

Commercial mortgage-backed securities (“CMBS”), in which we may invest are subject to several types of risks that may adversely impact our performance.

CMBS are bonds that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, the mortgage-backed securities we invest in are subject to all the risks of the underlying mortgage loans, including the risks of prepayment or default.

In a rising interest rate environment, the value of CMBS may be adversely affected when repayments on underlying mortgage loans do not occur as anticipated, resulting in the extension of the security’s effective maturity and the related increase in interest rate sensitivity of a longer-term instrument. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated assets but more sensitive to adverse economic downturns or individual issuer developments. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality securities because the ability of obligors of mortgages underlying CMBS to make principal and interest payments or to refinance may be impaired. In this case, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these securities. The value of CMBS also may change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities markets as a whole. In addition, CMBS are subject to the credit risk associated with the performance of the underlying mortgage properties.

CMBS are also subject to several risks created through the securitization process. Certain subordinate CMBS are paid interest only to the extent that there are funds available to make payments. To the extent the collateral pool includes a large percentage of delinquent loans, there is a risk that interest payment on subordinate CMBS will not be fully paid. Subordinate securities of CMBS are also subject to greater risk than those CMBS that are more highly rated.

The mortgage instruments in which we may invest may be impacted by unfavorable real estate market conditions, which could result in losses to us.

If we make investments in mortgage loans or mortgage-backed securities, we will be at risk of loss on those investments, including losses as a result of defaults on mortgage loans. These losses may be caused by many conditions beyond our control, including general prevailing local, national and global economic conditions, economic conditions affecting real estate values, tenant defaults and lease expirations, interest rate levels and the other economic and liability risks associated with real estate described above under the heading “— Risks Related to Investments in Real Estate,” as well as, among other things:

•	competition from comparable types of properties;

•	success of tenant businesses;

•	property management decisions;

•	changes in use of property;

•	shift of business processes and functions offshore;

•	property location and condition;

•	changes in specific industry segments;

•	declines in regional or local real estate values, or rental or occupancy rates; and

•	increases in interest rates, real estate tax rates and other operating expenses.

If we acquire a property by foreclosure following defaults under our mortgage loan investments, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our ability to achieve our investment objectives. We do not know whether the values of the property securing any of our real estate securities investments will remain at the levels existing on the dates we initially make the related investment. If the values of the underlying properties drop, our risk will increase and the values of our interests may decrease.

Delays in liquidating defaulted mortgage loan investments could reduce our investment returns.

If there are defaults under our mortgage loan investments, we may not be able to foreclose on or obtain a suitable remedy with respect to such investments. Specifically, we may not be able to repossess and sell the underlying properties quickly, which could reduce the value of our investment. For example, an action to foreclose on a property securing a mortgage loan is regulated by state statutes and rules and is subject to many of the delays and expenses of lawsuits if the defendant raises defenses or counterclaims. Additionally, in the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.

The mezzanine loans in which we may invest will involve greater risks of loss than senior loans secured by income-producing real properties, which may result in losses to us.

We may invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the interest in the entity owning the real property. These types of investments involve a higher degree of risk than long-term senior first-lien mortgage loans secured by income producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal.

Interest rate and related risks may cause the value of our real estate-related assets to be reduced.

Interest rate risk is the risk that fixed income securities such as preferred and debt securities, and to a lesser extent dividend paying common stocks, will decline in value because of changes in market interest rates. Generally, when market interest rates rise, the market value of such securities will decline, and vice versa. Our investment in such securities means that the net asset value of our shares may tend to decline if market interest rates rise.

During periods of rising interest rates, the average life of certain types of securities may be extended because of slower than expected principal payments. This may lock in a below-market interest rate, increase the security’s duration and reduce the value of the security. This is known as extension risk. During periods of declining interest rates, an issuer may be able to exercise an option to prepay principal earlier than scheduled, which is generally known as “call risk” or “prepayment risk.” If this occurs, we may be forced to reinvest in lower yielding securities. This is known as “reinvestment risk.” Preferred and debt securities frequently have call features that allow the issuer to repurchase the security prior to its stated maturity. An issuer may redeem an obligation if the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. These risks may reduce the value of our real estate-related securities investments.

Risks Associated with Debt Financing

Poor credit market conditions could impair our ability to access debt financing, which could materially affect our ability to achieve our investment objectives.

We have financed, and intend to continue to finance a portion of the purchase price of our real estate properties by borrowing funds. Severe dislocations and liquidity disruptions in the U.S. credit markets could significantly harm our ability to access capital. In the future, we may not be able to access debt capital with favorable terms in a cost efficient manner, or at all, which could materially affect our ability to achieve our investment objectives.

We have incurred mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to make distributions and could decrease the value of an investment in our common stock.

We have financed, and intend to continue to finance a portion of the purchase price of properties by borrowing funds. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the cost of our properties before non-cash reserves and depreciation. Our board of directors, including our independent directors has adopted a policy limiting our borrowing to 60%, absent special approval by a majority or our independent directors. Currently, we have sought and received approval of our independent directors to exceed this limit because we are currently in the process of raising our equity capital to acquire our portfolio.

In addition, we may incur mortgage debt and pledge some or all of our properties as security for that debt to obtain funds to acquire additional properties or for working capital. We may also obtain a line of credit to provide a flexible borrowing source which generally will allow us borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. Furthermore, we may borrow under a line of credit if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes or avoid taxes on undistributed income.

High debt levels will cause us to incur higher interest charges, which would result in higher debt service payments and could be accompanied by restrictive covenants. If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on that property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of an investment in our common stock. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgage contains cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected.

If we draw on a line of credit to fund redemptions or for any other reason, our leverage will increase.

We have obtained a line of credit which could provide for a ready source of liquidity to fund redemptions of shares of our common stock, in the event that redemption requests exceed our operating cash flows, liquid assets and net proceeds from our continuous offering. There can be no assurances that we will be able to obtain future lines of credit on reasonable terms given the recent volatility in the capital markets. In addition, we may not be able to obtain additional lines of credit of an appropriate size for our business until such time as we have a substantial portfolio, or at all. If we borrow under a line of credit to fund redemptions of shares of our common stock, our leverage will increase until we receive additional net proceeds from our continuous offering, additional operating cash flows or sell some of our assets to repay outstanding indebtedness.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

We have incurred, and in the future may incur additional indebtedness that bears interest at a variable rate. Interest we pay on our debt obligations will reduce cash available for distributions. To the extent that we incur variable rate debt, increases in interest rates could increase our interest costs, which could reduce our cash flows and our ability to make distributions to investors in our common stock. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property or discontinue insurance coverage. In addition, loan documents may limit our ability to replace the property manager or terminate certain operating or lease agreements related to the property. These or other limitations may adversely affect our flexibility to make distributions to investors in our common stock and our ability to achieve our investment objectives.

If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to make distributions to our stockholders.

Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the particular property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the particular property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets.

Failure to hedge effectively against interest rate changes may materially adversely affect our ability to achieve our investment objectives.

Subject to any limitations required to maintain qualification as a REIT, we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest rate cap or collar agreements and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements and that these arrangements may not be effective in reducing our exposure to interest rate changes. These interest rate hedging arrangements may create additional assets and/or liabilities from time to time that may be held or liquidated separately from the underlying property or loan for which they were originally established. We have adopted a policy relating to the use of derivative financial instruments to hedge interest rate risks related to our borrowings. This policy governs our use of derivative financial instruments to manage the interest rates on our variable rate borrowings. See the section captioned “Investment Objectives, Strategy and Policies — Acquisition and Investment Policies” of this Annual Report on Form 10-K. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may have a material adverse effect on our ability to achieve our investment objectives.

If we sell properties by providing financing to purchasers, defaults by the purchasers could adversely affect our cash flow from operations.

In some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default on its obligations under the financing, which could negatively impact cash flow from operations. Even in the absence of a purchaser default, the distribution of sale proceeds, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price, and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to our stockholders.

Risks Related to Our Corporate Structure

Our stockholders’ interest in us will be diluted if we issue additional shares.

Our stockholders will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 500,000,000 shares of capital stock, of which 490,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock. Our board of directors may increase the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. After our stockholders purchase shares of our common stock, our board of directors may elect, without stockholder approval, to: (1) sell additional shares in this or future public offerings; (2) issue equity interests in private offerings; (3) issue shares upon the exercise of the options we may grant to our independent directors or future employees; (4) issue shares to our advisor, its successors or assigns, in payment of an outstanding fee obligation; or (5) issue shares to sellers of properties we acquire in connection with an exchange of limited partnership interests of our operating partnership. To the extent we issue additional shares after a stockholder’s purchase, such stockholder will not experience dilution in the value of their shares given that our common stock is valued daily based on our NAV. However, to the extent we issue additional shares after a stockholder’s purchase, such stockholder’s percentage ownership interest will be diluted.

Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price to our stockholders.

Our charter, with certain exceptions, authorizes our board of directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may beneficially or constructively own more than 9.8% in value of our outstanding capital stock or more than 9.8% in value or number of shares, whichever is more restrictive, of our outstanding common stock. A person that did not acquire beneficially or constructively more than 9.8% of our shares may become subject to our charter restrictions if redemptions by other stockholders cause such person’s holdings to exceed 9.8% of our outstanding shares. Our 9.8% ownership limitation may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our stockholders.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of the holders of our common stock or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.

Subject to its fiduciary duties to stockholders, our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms or conditions of redemption of any such stock without stockholder approval. Thus, our board of directors in the exercise of its business judgment could authorize the issuance of preferred stock with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might otherwise provide a premium price to holders of our common stock.

Our rights and the rights of our stockholders to recover claims against our directors and officers are limited, which could reduce our stockholders’ and our recovery against them if they cause us to incur losses.

Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, subject to any limitations required by the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (which we refer to as the NASAA REIT Guidelines), Maryland law and our charter provide that no director or officer shall be liable to us or our stockholders for monetary damages unless the director or officer (1) actually received an improper benefit or profit in money, property or services or (2) was actively and deliberately dishonest as established by a final judgment. Moreover, our charter requires us to indemnify our directors and officers, subject to any limitations required by the NASAA REIT Guidelines and Maryland law. As a result, we and our stockholders may have more limited rights against our directors or officers than might otherwise exist under common law, which could reduce our stockholders’ and our recovery from these persons if they act in a manner that causes us to incur losses.

Certain provisions of Maryland law could inhibit transactions or changes of control under circumstances that could otherwise provide stockholders with the opportunity to realize a premium.

Certain provisions of the Maryland General Corporation Law applicable to us prohibit business combinations with:

•	any person who beneficially owns 10% or more of the voting power of our common stock, which we refer to as an “interested stockholder;”

•	an affiliate of ours who, at any time within the two-year period prior to the date in question, was an interested stockholder; or

•	an affiliate of an interested stockholder.

These prohibitions last for five years after the most recent date on which the interested stockholder became an interested stockholder. Thereafter, any business combination with the interested stockholder or an affiliate of the interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of outstanding shares of our common stock, and two-thirds of the votes entitled to be cast by holders of our shares other than shares held by the interested stockholder. These requirements could have the effect of inhibiting a change in control even if a change in control were in our stockholders’ best interest. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that someone becomes an interested stockholder.

Our UPREIT structure may result in potential conflicts of interest with limited partners in our operating partnership whose interests may not be aligned with those of our stockholders.

Our directors and officers have duties to our corporation and our stockholders under Maryland law in connection with their management of the corporation. At the same time, we, as general partner, have fiduciary duties under Delaware law to our operating partnership and to the limited partners in connection with the management of our operating partnership. Our duties as general partner of our operating partnership and its partners may come into conflict with the duties of our directors and officers to the corporation and our stockholders. Under Delaware law, a general partner of a Delaware limited partnership owes its limited partners the duties of good faith and fair dealing. Other duties, including fiduciary duties, may be modified or eliminated in the partnership’s partnership agreement. The partnership agreement of our operating partnership provides that, for so long as we own a controlling interest in our operating partnership, any conflict that cannot be resolved in a manner not adverse to either our stockholders or the limited partners will be resolved in favor of our stockholders.

Additionally, the partnership agreement expressly limits our liability by providing that we and our officers, directors, agents and employees, will not be liable or accountable to our operating partnership for losses sustained, liabilities incurred or benefits not derived if we or our officers, directors, agents or employees acted in good faith. In addition, our operating partnership is required to indemnify us and our officers, directors, employees, agents and designees to the extent permitted by applicable law from and against any and all claims arising from operations of our operating partnership, unless it is established that: (1) the act or omission was committed in bad faith, was fraudulent or was the result of active and deliberate dishonesty; (2) the indemnified party received an improper personal benefit in money, property or services; or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful.

The provisions of Delaware law that allow the fiduciary duties of a general partner to be modified by a partnership agreement have not been tested in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict our fiduciary duties.

If we internalize our management functions, we may be unable to obtain key personnel, which could adversely affect our operations and the value of an investment in our common stock.

If we were to internalize our management functions, certain key employees of the advisor may not become our employees, but may instead remain employees of our advisor or its affiliates. An inability to manage an internalization transaction effectively could thus result in our incurring additional costs, including potentially significant litigation costs; or experiencing operational issues that could divert our management’s attention from management of our investments and negatively impact the value of an investment in our common stock.

An investment return may be reduced if we are deemed to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

We do not intend, or expect to be required, to register as an investment company under the Investment Company Act. Rule 3a-1 under the Investment Company Act generally provides that an issuer will not be deemed to be an “investment company” provided that (1) it does not hold itself out as being engaged primarily, or propose to engage primarily, in the business of investing, reinvesting or trading securities and (2) no more than 45% of the value of its assets (exclusive of government securities and cash items) and no more than 45% of its net income after taxes (for the past four fiscal quarters combined) is derived from securities other than government securities, securities issued by employees’ securities companies, securities issued by certain majority owned subsidiaries of such company and securities issued by certain companies that are controlled primarily by such company. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	requirements that we add directors who are independent of us, our advisor and its affiliates;

•	restrictions or prohibitions on retaining earnings;

•	restrictions on leverage or senior securities;

•	restrictions on unsecured borrowings;

•	requirements that our income be derived from certain types of assets;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Registration with the SEC as an investment company would be costly, would subject our company to a host of complex regulations, and would divert the attention of management from the conduct of our business. In addition, the purchase of real estate that does not fit our investment guidelines and the purchase or sale of investment securities or other assets to preserve our status as a company not required to register as an investment company could materially adversely affect our NAV, the amount of funds available for investment, and our ability to pay distributions to our stockholders.

Risks Related to Federal Income Taxes and Our Status as a REIT

Failure to qualify as a REIT would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.

We believe that our organization and proposed ownership and method of operation will enable us to meet the requirements for qualification and taxation as a REIT. However, we cannot assure investors in our common stock that we will qualify as such. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Code as to which there are only limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control. Future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification.

If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because:

•	we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;

•	we could be subject to the U.S. federal alternative minimum tax and possibly increased state and local taxes; and

•	unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.

In addition, if we fail to qualify as a REIT, we will no longer be required to make distributions. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect the value of our common stock and the return on an investment in our common stock.

Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flows.

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. For example, to the extent we satisfy the 90% distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified under the Code. Further, any taxable REIT subsidiary (“TRS”) we establish will be subject to regular corporate U.S. federal, state and local taxes. Any of these taxes would decrease cash available for distribution to stockholders.

REIT distribution requirements could adversely affect our liquidity and may force us to borrow funds or sell assets during unfavorable market conditions.

In order to maintain our qualification as a REIT and to meet the REIT distribution requirements, we may need to borrow funds on a short-term basis or sell assets, even if the then-prevailing market conditions are not favorable for these borrowings or sales. Our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for U.S. federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt service or amortization payments. The insufficiency of our cash flows to cover our distribution requirements could have an adverse impact on our ability to raise short- and long-term debt or sell equity securities in order to fund distributions required to maintain our qualification as a REIT.

If we fail to invest a sufficient amount of the net proceeds from selling our stock in real estate assets within one year from the receipt of the proceeds, we could fail to qualify as a REIT.

Temporary investment of the net proceeds from sales of our stock in short-term securities and income from such investment generally will allow us to satisfy various REIT income and asset requirements, but only during the one-year period beginning on the date we receive the net proceeds. If we are unable to invest a sufficient amount of the net proceeds from sales of our stock in qualifying real estate assets within such one-year period, we could fail to satisfy one or more of the gross income or asset tests and/or we could be limited to investing all or a portion of any remaining funds in cash or cash equivalents. If we fail to satisfy any such income or asset test, unless we are entitled to relief under certain provisions of the Code, we could fail to qualify as a REIT.

If we form a taxable REIT subsidiary (“TRS”), our overall tax liability could increase.

Any TRS we form will be subject to U.S. federal, state and local income tax on its taxable income. Accordingly, although our ownership of any TRSs may allow us to participate in the operating income from certain activities that our REIT could not participate in, that operating income will be fully subject to income tax. The after-tax net income of any TRS would be available for distribution to us, however any dividends received by our REIT from its TRSs will only be qualifying income for the 95% REIT income test, not the 75% REIT income test. If we have any non-U.S. TRSs, then they may be subject to tax in jurisdictions where they operate and under special rules dealing with foreign subsidiaries, they may generate income that is nonqualifying for either of the REIT income tests.

If we form a TRS, our ownership of such TRS would be subject to limitations and our transactions with any such TRS would cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.

Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We will monitor the value of our respective investments in any TRSs we may form for the purpose of ensuring compliance with TRS ownership limitations and intend to structure our transactions with any such TRSs on terms that we believe are arm’s-length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% TRS limitation or to avoid application of the 100% excise tax.

If our operating partnership is treated as a corporation for U.S. federal income tax purposes, we will cease to qualify as a REIT.

We intend to maintain the status of our operating partnership as a partnership for federal income tax purposes. As a partnership, our operating partnership is not subject to U.S. federal income tax on its income. Instead, each of its partners, including us, are required to take into account its allocable share of the operating partnership’s income. However, if the Internal Revenue Service were to successfully challenge the status of our operating partnership as an entity taxable as a partnership, our operating partnership would be taxable as a corporation. In such event, we could fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, cease to qualify as a REIT. Also, our operating partnership would become subject to U.S. federal, state and local income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.

Dividends payable by REITs generally do not qualify for reduced tax rates under current law.

The maximum U.S. federal income tax rate for certain dividends payable to individual U.S. stockholders is currently 15% through 2012. Dividends payable by REITs, however, are generally not eligible for the reduced rates. The more favorable rates applicable to regular corporate dividends under current law could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities or to liquidate otherwise attractive investments.

To qualify as a REIT, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our capital stock. In order to meet these tests, we may be required to forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our performance.

In addition, if we fail to comply with certain asset ownership tests at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Our ability to dispose of some of our properties may be constrained by their tax attributes.

Federal tax laws may limit our ability to sell properties and this may affect our ability to sell properties without adversely affecting returns to our stockholders. These restrictions may reduce our ability to respond to changes in the performance of our investments and could adversely affect our financial condition and results of operations.

Our ability to dispose of some of our properties is constrained by their tax attributes. Properties which we own for a significant period of time or which we acquire through tax deferred contribution transactions in exchange for partnership interests in our operating partnership often have low tax bases. If we dispose of low-basis properties outright in taxable transactions, we may recognize a significant amount of taxable gain that we must distribute to our stockholders in order to avoid tax, and potentially in order to meet the minimum distribution requirements of the Code for REITs, which in turn would impact our cash flow. In some cases, without incurring additional costs we may be restricted from disposing of properties contributed in exchange for our partnership interests under tax protection agreements with contributors. To dispose of low basis or tax-protected properties efficiently we may use like-kind exchanges, which qualify for non-recognition of taxable gain, but can be difficult to consummate and result in the property for which the disposed assets are exchanged inheriting their low tax bases and other tax attributes (including tax protection covenants).

Our stockholders may be restricted from acquiring or transferring certain amounts of our common stock.

In order to maintain our REIT qualification, among other requirements, no more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals, as defined in the Code to include certain kinds of entities, during the last half of any taxable year, other than the first year for which a REIT election is made. To assist us in qualifying as a REIT, our charter contains an aggregate stock ownership limit and a common stock ownership limit. Generally, any shares of our stock owned by affiliated owners will be added together for purposes of the aggregate stock ownership limit, and any shares of common stock owned by affiliated owners will be added together for purposes of the common stock ownership limit.

If anyone attempts to transfer or own shares in a way that would violate the aggregate stock ownership limit or the common stock ownership limit (or would prevent us from continuing to qualify as a REIT), unless such ownership limits have been waived by our board of directors, those shares instead will be deemed transferred to a trust for the benefit of a charitable beneficiary and will be either redeemed by us or sold to a person whose ownership of the shares will not violate the aggregate stock ownership limit or the common stock ownership limit and will not prevent us from qualifying as a REIT. If this transfer to a trust fails to prevent such a violation or our disqualification as a REIT, then the initial intended transfer or ownership will be null and void from the outset. Anyone who acquires or owns shares in violation of the aggregate stock ownership limit or the common stock ownership limit, unless such ownership limit or limits have been waived by our board of directors, or the other restrictions on transfer or ownership in our charter bears the risk of a financial loss when the shares are redeemed or sold if the NAV of our stock falls between the date of purchase and the date of redemption or sale.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

We may acquire mezzanine loans, for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. To the extent that any of our mezzanine loans do not meet all of the requirements for reliance on the safe harbor, such loans may not be real estate assets and could adversely affect our REIT status.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code substantially limit our ability to hedge our liabilities. Generally, income from a hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75% or 95% gross income tests, provided certain circumstances are satisfied. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on income or gains resulting from hedges entered into by it or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRSs will generally not provide any tax benefit, except for being carried forward for use against future taxable income in the TRSs.

The ability of our board of directors to revoke our REIT qualification without stockholder approval may cause adverse consequences to our stockholders.

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we will not be allowed a deduction for dividends paid to stockholders in computing our taxable income and will be subject to U.S. federal income tax at regular corporate rates, which may have adverse consequences on our total return to our stockholders.

Investments outside the U.S. could present additional complications to our ability to satisfy the REIT qualification requirements and may subject us to additional taxes.

Operating in functional currencies other than the U.S. dollar and in environments in which real estate transactions are customarily structured differently than they are in the U.S. or are subject to different legal rules may complicate our ability to structure non-U.S. investments in a manner that enables us to satisfy the REIT qualification requirements. In addition, non-U.S. investments may subject us to various non-U.S. tax liabilities, including withholding taxes.

The IRS may take the position that gains from sales of property are subject to a 100% prohibited transaction tax.

We may have to sell assets from time to time to fund redemption requests, to satisfy our REIT distribution requirements, to satisfy other REIT requirements, or for other purposes. It is possible that the IRS may take the position that one or more sales of our properties may be a prohibited transaction, which is a sale of property held by us primarily for sale in the ordinary course of our trade or business. If we are deemed to have engaged in a prohibited transaction, our gain from such sale would be subject to a 100% tax. The Code sets forth a safe harbor under which a REIT may, under certain circumstances, sell property without risking the imposition of the 100% tax, but there is no assurance that we will be able to qualify for the safe harbor. We do not intend to hold property for sale in the ordinary course of business, but there is no assurance that the IRS will not challenge our position, especially if we make frequent sales or sales of property in which we have short holding periods.

Our stockholders may have current tax liability on distributions they elect to reinvest in our common stock.

If our stockholders participate in our distribution reinvestment plan, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the reinvested distributions.

Possible legislative or other actions affecting REITs could adversely affect our stockholders and us.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. We cannot predict whether, when, in what forms, or with what effective dates, the tax laws applicable to our stockholders or us will be changed.

We may be subject to adverse tax consequences if certain sale-leaseback transactions are not characterized by the IRS as “true leases.”

We may purchase investments in real estate properties and lease them back to the sellers of such properties. In the event the IRS does not characterize such leases as “true leases,” we could be subject to certain adverse tax consequences, including an inability to deduct depreciation expense and cost recovery relating to such property, and under certain circumstances, we could fail to qualify as a REIT as a result.

Risks Related to Employee Benefit Plans and Individual Retirement Accounts

In some cases, if a stockholder fails to meet the fiduciary and other standards under ERISA, the Code or common law as a result of an investment in our stock, the stockholder could be subject to liability for losses as well as civil penalties.

There are special considerations that apply to investing in our shares on behalf of pension, profit sharing or 401(k) plans, health or welfare plans, individual retirement accounts or Keogh plans. If a stockholder is investing the assets of any of the entities identified in the prior sentence in our common stock, it should satisfy itself that:

•	its investment is consistent with its fiduciary obligations under applicable law, including common law, ERISA and the Code;

•	its investment is made in accordance with the documents and instruments governing the trust, plan or IRA, including a plan’s investment policy;

•	its investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA, if applicable, and other applicable provisions of ERISA and the Code;

•	its investment will not impair the liquidity of the trust, plan or IRA;

•	its investment will not produce “unrelated business taxable income” for the plan or IRA;

•	it will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the applicable trust, plan or IRA document; and

•	its investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA, the Code, or other applicable statutory or common law may result in the imposition of civil penalties, and can subject the fiduciary to liability for any resulting losses as well as equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under the Code, the “disqualified person” that engaged in the transaction may be subject to the imposition of excise taxes with respect to the amount invested.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2011, we owned, through separate wholly-owned limited liability companies, a portfolio of nine properties located in seven states comprising 212,468 gross rentable square feet of commercial space including square feet of buildings which are on land subject to ground leases. As of December 31, 2011, eight of the properties were freestanding, single-tenant retail properties and one property was a multi-tenant retail center. As of December 31, 2011, 97.3% of our rentable square feet was leased, with an average remaining lease term of 17.4 years. As of December 31, 2011, we had outstanding debt of $21.4 million on our secured revolving credit facility (the “Credit Facility”), secured by the properties in our portfolio and the related tenant leases.

Property Statistics

The following table shows the tenant diversification of our real estate assets, based on gross annualized rental revenue, as of December 31, 2011:

Tenant	Total Number of Leases	Leased Square Feet (1)	2011 Gross Annualized Rental Revenue	Percentage of 2011 Gross Annualized Rental Revenue
Tractor Supply - specialty retail	2	37,897	$561,060	23%
CVS - drugstore	3	31,753	559,000	23%
Walgreens - drugstore	2	30,075	557,624	23%
Kohl’s - department store	1	89,705	227,678	10%
JPMorgan Chase - bank	1	4,600	180,414	8%
Advance Auto - automotive parts & service	1	7,000	174,226	7%
McDonalds - restaurant	1	3,845	106,204	4%
Other	1	1,800	42,030	2%

	12	206,675	$2,408,236	100%

(1)	Including square feet of the buildings on land that is subject to ground leases.

The following table shows the tenant industry diversification of our real estate assets, based on gross annualized rental revenue, as of December 31, 2011:

Industry	Total Number of Leases	Leased Square Feet (1)	2011 Gross Annualized Rental Revenue	Percentage of 2011 Gross Annualized Rental Revenue
Drugstore	5	61,828	$1,116,624	46%
Specialty retail	2	37,897	561,060	23%
Department store	1	89,705	227,678	10%
Bank	1	4,600	180,414	8%
Automotive parts & service	1	7,000	174,226	7%
Restaurant	1	3,845	106,204	4%
Other	1	1,800	42,030	2%

	12	206,675	$2,408,236	100%

(1)	Including square feet of the buildings on land that is subject to ground leases.

The following table shows the geographic diversification of our real estate assets, based on gross annualized rental revenue, as of December 31, 2011:

Location	Total Number of Properties	Rentable Square Feet (1)	2011 Gross Annualized Rental Revenue	Percentage of 2011 Gross Annualized Rental Revenue
Texas	3	135,449	$1,030,601	43%
North Carolina	1	14,550	362,050	15%
Georgia	1	19,097	300,785	13%
New Mexico	1	15,525	195,574	8%
Pennsylvania	1	10,125	176,000	7%
Michigan	1	7,000	174,226	7%
Ohio	1	10,722	169,000	7%

	9	212,468	$2,408,236	100%

(1)	Including square feet of the buildings on land that is subject to ground leases.

Leases

Although there are variations in the specific terms of the leases of our properties, the following is a summary of the general structure of our current leases. Generally, the leases of the properties owned provide for initial terms of 10 or more years, and provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term. Certain leases also provide that in the event we wish to sell the property subject to that lease, we first must offer the lessee the right to purchase the property on the same terms and conditions as any offer which we intend to accept for the sale of the property. The properties are generally leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance, while certain of the leases require us to maintain the roof and structure of the building. Additionally, certain leases provide for increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume.

Our leases, as of December 31, 2011, provided for annual base rental payments (payable in monthly installments) ranging from $42,000 to $362,000, with an average of $201,000. As of December 31, 2011, our weighted average remaining lease term was 17.4 years, with one lease expiring during the next ten years, representing 2% of our 2011 gross annualized rental revenue, assuming no exercise of renewal options. Subsequent to December 31, 2011, we executed a renewal for the expiring lease, which now has an expiration date in February 2023.

Notes Payable Information

As of December 31, 2011, we had outstanding debt of $21.4 million on our Credit Facility. The Credit Facility allows our operating partnership to borrow up to $50.0 million in revolving loans (the “Revolving Loans”), pursuant to a credit agreement (the “Credit Agreement”) with the maximum amount outstanding not to exceed (1) 70% of the aggregate value allocated to each qualified property comprising the borrowing base (the “Borrowing Base”) during the period from December 8, 2011 through June 7, 2012 (the “Tier One Period”); (2) 65% of the Borrowing Base during the period from June 8, 2012 to December 7, 2012 (the “Tier Two Period”); and (3) 60% of the Borrowing Base during the period from December 8, 2012 through December 8, 2014 (the “Tier Three Period”). The Credit Facility matures on December 8, 2014. Subsequent to December 31, 2011, we modified the terms of the Credit Facility to extend (1) the Tier One Period through the earlier of September 7, 2012 or the date selected by us by written notice and (2) the Tier Two Period to the earlier of March 7, 2013 or the date selected by us by written notice. As a result of these extensions, the commencement of the Tier Three Period will be the day following the new termination date of the Tier Two Period.

The Revolving Loans will bear interest at rates depending upon the type of loan specified by our operating partnership. For a Eurodollar rate loan, as defined in the Credit Agreement, the interest rate will be equal to the one-month LIBOR (the “Eurodollar Rate”) for the interest period, plus the applicable rate (the “Eurodollar Applicable Rate”). The Eurodollar Applicable Rate is based upon the applicable period then in effect, and ranges from 2.40% during the Tier Three Period to 2.70% during the Tier One Period. For floating rate loans, the interest rate will be a per annum amount equal to the applicable rate (the “Floating Applicable Rate”) plus the greatest of (1) the Federal Funds Rate plus 0.5%; (2) JPMorgan Chase’s Prime Rate; or (3) LIBOR plus 1.0%. The Floating Applicable Rate is based upon the applicable period then in effect, and ranges from 1.40% during the Tier Three Period to 1.70% during the Tier One Period. As of December 31, 2011, amounts outstanding on our Credit Facility bore interest at an annual rate of 3.01%.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, we may become subject to litigation or claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 28, 2012, we had 680,167 shares of common stock outstanding, held by a total of two stockholders of record.

There is no established trading market for our common stock, we do not expect that a public market will ever develop and our charter does not require a liquidity event at a fixed time in the future. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Pursuant to the Offering, we are selling shares of our common stock to the public at a price that will vary from day-to-day and, on any given day, will be equal to our NAV per share. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.

We have engaged an independent valuation expert which has expertise in appraising commercial real estate assets, including notes receivable secured by real estate, and related liabilities, to provide, on a rolling quarterly basis, valuations of each of our commercial real estate assets, related liabilities to be set forth in individual appraisal reports, and to adjust those valuations for events known to the independent valuation expert that it believes are likely to have a material impact on previously provided estimates of the value of the affected commercial real estate assets, notes receivable secured by real estate or related real estate liabilities. In addition, our assets will include liquid assets, which will be priced daily by third party pricing sources, and cash and cash equivalents.

At the end of each business day, our fund accountant will calculate our NAV per share using a process that reflects (1) estimated values of each of our commercial real estate assets, related liabilities and notes receivable provided periodically (or sooner upon the occurrence of certain events described above) by our independent valuation expert in individual appraisal reports, (2) daily updates in the price of liquid assets for which third party market quotes are available, (3) accruals of our daily distributions, and (4) estimates of daily accruals, on a net basis, of our operating revenues, expenses, debt service costs and fees. Our fund accountant will determine our NAV per share by dividing our NAV on such day by the number of shares of our common stock outstanding as of the end of such day, prior to giving effect to any share purchases or redemptions to be effected on such day. At regularly scheduled board of directors meetings, our board of directors will review the process by which our advisor estimated accrued liabilities and the fund accountant calculated the NAV per share and the operation and results of the process to determine NAV per share generally. Our NAV is not audited by our independent registered public accounting firm.

Our goal is to provide a reasonable estimate of the market value of our shares. However, the majority of our assets will consist of commercial real estate assets and, as with any commercial real estate valuation protocol, the conclusions reached by our independent valuation expert will be based on a number of judgments, assumptions and opinions about future events that may or may not prove to be correct. The use of different judgments, assumptions or opinions would likely result in different estimates of the value of our commercial real estate investments. In addition, on any given day, our published NAV per share may not fully reflect certain material events, to the extent that the financial impact of such events on our portfolio is not immediately quantifiable. As a result, the daily calculation of our NAV per share may not reflect the precise amount that might be paid for a stockholder’s shares in a market transaction, and any potential disparity in our NAV per share may be in favor of either stockholders who redeem their shares, or stockholders who buy new shares, or existing stockholders.

Share Redemption Program

We have adopted a redemption plan to provide limited liquidity, whereby on a daily basis, stockholders may request that we redeem all or any portion of their shares. Due to the illiquid nature of investments in commercial real estate, however, we may not always have sufficient liquid resources to fund redemption requests. Under our redemption plan, on each business day, stockholders may request that we redeem all or any portion of their shares, subject to a minimum amount of $500.00. The redemption price per share on any business day will be our NAV per share for that day, calculated by the fund accountant after the close of business on the redemption request day, without giving effect to any share purchases or redemptions to be effected on such day. Subject to limited exceptions, stockholders who redeem their shares of our common stock within the first 365 days from the date of purchase will be subject to a short-term trading fee of 2% of the aggregate NAV per share of the shares of common stock received.

In each calendar quarter net redemptions will be limited under our redemption plan to 5% of our total NAV as of the end of the immediately preceding quarter. If less than the full 5% limit available for a quarter is used, the unused percentage will be carried over to the next quarter (the “Carryover Percent”), but the maximum carryover percentage will never exceed 15% in the aggregate, and net redemptions in any quarter may never exceed 10% of the prior quarter’s NAV. On each business day, we will calculate the maximum amount available for redemptions as 5% plus the Carryover Percent times the prior quarter-end’s NAV, plus share sales for the quarter, minus share redemptions for the quarter (the “Quarterly Limit”). Redemption requests will be satisfied on a first-come-first-served basis up to the Quarterly Limit.

For the quarter following a quarter in which the Quarterly Limit was reached (a “Limit Quarter”), a 5% per quarter redemption limitation will apply on a stockholder by stockholder basis, such that each of our stockholders will be allowed to request a redemption, at any time during that quarter, for a total of up to 5% of the shares they held as of the last day of the Limit Quarter, plus shares, if any, that the stockholder purchases during the in-progress quarter (the “Flow-regulator”). This prospective methodology for allocating available funds daily during a quarter for which a Flow-regulator is in effect (a “Flow-regulated Quarter”) is designed to treat all stockholders equally during the quarter as a whole, regardless of the particular day during the quarter when they choose to submit their redemption requests, based on the number of shares held by each stockholder as of the prior quarter-end.

If, during a Flow-regulated Quarter, total redemptions for all stockholders in the aggregate are more than two and one-half percent of our total NAV as of the end of the immediately preceding quarter, then the Flow-regulator will continue to apply for the next succeeding quarter. If total redemptions for all stockholders in the aggregate during a Flow-regulated Quarter are equal to or less than two and one-half percent of our total NAV as of the end of the immediately preceding quarter, then the first-come, first-served Quarterly Limit discussed above will come back into effect for the next succeeding quarter, with the Quarterly Limit consisting of five percent plus any remaining amount of the Carryover Percent from the last quarter before the Flow-regulated Quarter (subject to the 10% quarterly limit).

Our board of directors may modify or suspend our redemption plan in its sole discretion if it believes that such action is in the best interest of our stockholders.

We may, in our advisor’s discretion, after taking the interests of our company as a whole and the interests of our remaining stockholders into consideration, use proceeds from any available sources at our disposal to satisfy redemption requests, including, but not limited to, available cash, proceeds from sales of additional shares, excess cash flow from operations, sales of our liquid investments, incurrence of indebtedness and, if necessary, proceeds from the disposition of real estate properties or real estate-related assets.

In an effort to have adequate cash available to support our redemption plan, we may determine to reserve borrowing capacity under a line of credit. We could then elect to borrow against this line of credit in part to redeem shares presented for redemption during periods when we do not have sufficient proceeds from the sale of shares in this continuous offering to fund all redemption requests.

During the year ended December 31, 2011, we did not redeem any shares under our share redemption program. See the section titled “Share Redemptions” in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation” appearing elsewhere in this Annual Report on Form 10-K, and Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for additional share redemption information.

Distributions

We intend to qualify as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2012. As a REIT, we intend to make distributions each taxable year equal to at least 90% of our taxable income (excluding capital gains or a return on capital for federal income tax purposes). One of our primary goals is to pay regular distributions to our stockholders.

Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.002260274 per share for stockholders of record as of each day of the period commencing on December 8, 2011 and ending on December 31, 2011. The payment for each of the daily distributions for this period was made in January 2012.

Additionally, our board of directors authorized a daily distribution, based on 366 days in the calendar year, of $0.002254099 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2012 and ending on June 30, 2012. The daily distributions for each period are payable monthly in arrears.

Unregistered Sales of Equity Securities and Use of Public Offering Proceeds

On August 11, 2010, the Company sold 20,000 shares of common stock, at $10.00 per share to CHC, the indirect owner of Cole Advisors and our dealer manager, for a total amount of $200,000. The Company issued these shares in a private transaction exempt from the registration requirements of the Securities Act of 1933. On September 20, 2011, the Company’s board of directors authorized a reverse stock split providing for the combination of each three shares of the Company’s common stock issued and outstanding into two shares of the Company’s common stock, resulting in 13,334 shares of common stock issued to CHC subsequent to the reverse stock split.

On December 6, 2011, our Registration Statement on Form S-11 (Registration No. 333-169535) for our public offering of up to $4.0 billion in shares of common stock was declared effective under the Securities Act of 1933, as amended. Of this amount, we are offering $3.5 billion in shares in a primary offering and have reserved and are offering $500.0 million in shares pursuant to our distribution reinvestment plan. On December 6, 2011, CHC deposited $10.0 million for the purchase of shares of common stock in the offering into escrow. As a result, we satisfied the conditions of our escrow agreement and on December 7, 2011, we broke escrow and accepted the investor’s subscription for 666,666 shares of our common stock in the offering, at a price of $15.00 per share, resulting in gross proceeds of $10.0 million. Additionally, as of December 31, 2011, we were authorized to issue 10.0 million shares of preferred stock, but had none issued or outstanding.

As of December 31, 2011, CHC was our sole stockholder, to which we had issued an aggregate of 680,000 shares of common stock, raising gross offering proceeds of $10.2 million, out of which we recorded $3,687 in dealer-manager fees payable. With the net offering proceeds and proceeds from our Credit Facility, we acquired $30.8 million in total gross real estate and related assets, net of gross intangible lease liabilities.

ITEM 6.	SELECTED FINANCIAL DATA

The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected financial data presented below was derived from our consolidated financial statements.

	Year Ended December 31, 2011	Period from July 27, 2010 (Date of Inception) to December 31, 2010

Balance Sheet Data:
Total investment in real estate assets, net	$31,745,130	$—
Cash and cash equivalents	$1,134,899	$200,000
Total assets	$33,429,084	$200,000
Line of credit	$21,440,300	$—
Due to affiliates	$1,085,314	$—
Acquired below market lease intangibles, net	$951,395	$—
Total liabilities	$23,761,555	$—
Total stockholder’s equity	$9,667,529	$200,000
Operating Data:
Total revenue	$155,274	$—
General and administrative expenses	$62,087	$—
Property operating expenses	$6,981	$—
Advisory fee	$6,033	$—
Acquisition related expenses	$416,572	$—
Depreciation and amortization	$26,473	$—
Operating loss	$(362,872)	$—
Interest expense	$54,024	$—
Net loss	$(416,896)	$—
Cash Flow Data:
Cash flows used in operating activities	$(69,287)	$—
Cash flows used in investing activities	$(29,913,525)	$—
Cash flows provided by financing activities	$30,917,711	$200,000
Per Common Share Data:
Net loss—basic and diluted	$(7.29)	$—
Distributions declared (1)	$0.05	$—
Weighted average shares outstanding - basic and diluted	57,169	13,334

(1)	Distributions declared per common share calculated at a rate of $0.002260274 per share per day for the period from December 8, 2011 through December 31, 2011.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and our accompanying consolidated financial statements and notes thereto. See also the “Cautionary Note Regarding Forward-Looking Statements” section preceding Part I.

Overview

We were formed on July 27, 2010, to acquire and operate a diversified portfolio of (1) necessity retail, office and industrial properties that are anchored by creditworthy tenants under long-term net leases, and are strategically located throughout the United States and U.S. protectorates, (2) notes receivable secured by commercial real estate, including the origination of loans, and (3) cash, cash equivalents, other short-term investments and traded real estate securities. We commenced our principal operations on December 7, 2011, when we issued the initial $10,000,000 in shares of our common stock in the Offering and acquired our first real estate property. We have no paid employees and are externally advised and managed by Cole Advisors, our advisor. We intend to elect to qualify as a REIT for federal income tax purposes beginning with the year ending December 31, 2012.

During the year ended December 31, 2011, we acquired nine properties located in seven states, comprising 212,468 rentable square feet. Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our Credit Facility and acquisition expenses. Rental and other property income accounted for 96%, of total revenue for the year ended December 31, 2011. Given that 97% of our rentable square feet was under lease as of December 31, 2011, with a weighted average remaining lease term of 17.4 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other unforeseeable factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.

As of December 31, 2011, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, was 70%. Should we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions, by entering into purchase agreements and loan commitments simultaneously so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with our future property acquisitions, or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing terms for future acquisitions or refinancing, our results of operations may be adversely affected.

Recent Market Conditions

Beginning in late 2007, domestic and international financial markets experienced significant disruptions that were brought about in large part by challenges in the world-wide banking system. These disruptions severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. Since 2010 the volume of mortgage lending for commercial real estate has been increasing and lending terms have improved and they continue to improve; however, such lending activity continues to be significantly less than previous levels. Although lending market conditions have improved, certain factors continue to negatively affect the lending environment, including the sovereign credit issues of certain countries in the European Union. We may experience stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. For properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering alternative lending sources, including the securitization of debt, utilizing fixed rate loans, short-term variable rate loans, assuming existing mortgage loans in connection with property acquisitions, or entering into interest rate lock or swap agreements, or any combination of the foregoing.

The economic downturn led to high unemployment rates and a decline in consumer spending. These economic trends have adversely impacted the real estate markets, by causing higher tenant vacancies, declining rental rates and declining property values. In 2011, the economy has improved and continues to show signs of recovery. Additionally, the real estate markets have observed an improvement in property values, occupancy and rental rates; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As December 31, 2011, 97% of our rentable square feet was under lease. However, if the recent improvements in economic conditions do not continue, we may experience vacancies or be required to reduce rental rates on occupied space. If we do experience vacancies, Cole Advisors will actively seek to lease our vacant space, however, such space may be leased at lower rental rates and for shorter lease terms than our current leases provide.

Application of Critical Accounting Policies

Our accounting policies have been established to conform with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

The critical accounting policies outlined below have been discussed with members of the audit committee of the board of directors.

Investment in and Valuation of Real Estate and Related Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of each respective asset to determine the appropriate useful life of the assets. Real estate and related assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition (excluding acquisition-related expenses), construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate and related assets and leasing costs. All repairs and maintenance are expensed as incurred.

Real estate assets, other than land, are depreciated or amortized on a straight-line basis. The estimated useful lives of our assets by class are generally as follows:

Building and capital improvements	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lesser of useful life or lease term

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related assets may not be recoverable. Impairment indicators that we consider include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions, and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates, or other circumstances. When indicators of potential impairment are present, we assess the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the real estate and related assets and liabilities to their fair value and recognize an impairment loss. Generally fair value is determined using a discounted cash flow analysis and recent comparable sales transactions.

When developing estimates of expected future cash flows, we make certain assumptions regarding future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the expected number of months it will take to re-lease a property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in estimating the future cash flow analysis could result in a different assessment of the property’s future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the carrying value of our real estate and related assets.

When a real estate asset is identified by us as held for sale, we cease depreciation and amortization of the assets and liabilities related to the property and estimate the fair value, net of selling costs. If, in our opinion, the fair value, net of selling costs, of the asset is less than the carrying value of the asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property, net of selling costs.

Allocation of Purchase Price of Real Estate and Related Assets

Upon the acquisition of real properties, we allocate the purchase price of such properties to acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their fair values. Acquisition related expenses are expensed as incurred. We utilize independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). We obtain an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to us, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by us in estimating the allocation of purchase price to the building and to lease intangibles. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.

The fair values of above market and below market lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease. The above market and below market lease values are capitalized as intangible lease assets or liabilities. Above market lease values are amortized as a decrease to rental income over the lesser of the useful life or the remaining terms of the respective leases. Below market leases are amortized as an increase to rental income over the remaining terms of the respective leases, including any bargain renewal periods. In considering whether or not we expect a tenant to execute a bargain renewal option, we evaluate economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, remaining lease term, the tenant mix of the leased property, our relationship with the tenant and the availability of competing tenant space. If a lease is terminated prior to its stated expiration, all unamortized amounts of above market or below market lease values relating to that lease would be recorded as an adjustment to rental income.

The fair values of in-place leases include direct costs associated with obtaining a new tenant and opportunity costs associated with lost rentals which are avoided by acquiring a property with an in-place lease. Direct costs associated with obtaining a new tenant include commissions and other direct costs and are estimated in part by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. The intangible value of opportunity costs, which are calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. These costs are capitalized as intangible lease assets in the accompanying consolidated balance sheet and are amortized to expense over the lesser of the useful life or the remaining term of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

We estimate the fair value of assumed mortgage notes payable based upon indications of current market pricing for similar types of debt financing with similar maturities. Assumed mortgage notes payable are initially recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and the respective note’s outstanding principal balance is amortized to interest expense over the term of the respective mortgage note payable.

The determination of the fair values of the assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables. The use of alternative estimates would result in a different allocation of our purchase price, which could impact our results of operations.

Revenue Recognition

Certain properties have leases where minimum rental payments increase during the term of the lease. We record rental income for the full term of each lease on a straight-line basis. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. We defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period when such costs are incurred.

Income Taxes

We intend to qualify and make an election to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the taxable year ending December 31, 2012. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our taxable income to our stockholders, and so long as we distribute at least 90% of our taxable income (excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if we maintain the qualification for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

Results of Operations

On December 7, 2011, we commenced our principal operations. As of December 31, 2011, we owned eight single-tenant, freestanding commercial properties and one multi-tenant retail center of which approximately 97% of the gross rentable square feet was leased. Because we did not commence principal operations until December 7, 2011, comparative financial data is not presented for the period from July 27, 2010 (date of inception) to December 31, 2010.

Year Ended December 31, 2011

Revenue for the year ended December 31, 2011 totaled $155,000. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 96% of our total revenue. We also paid certain operating expenses subject to reimbursement by our tenants, which resulted in $6,000 in tenant reimbursement income during the year ended December 31, 2011.

General and administrative expenses for the year ended December 31, 2011 totaled $62,000, primarily related to fees paid to our independent directors, unused fees on our Credit Facility, insurance, legal fees, accounting fees and other organization costs. For the year ended December 31, 2011, property operating expenses were $7,000, primarily related to taxes, insurance, repairs and maintenance. In addition, we recorded $6,000 for an advisory fee payable to Cole Advisors for the year ended December 31, 2011. Depreciation and amortization expenses were $26,000, and acquisition related expenses totaled $417,000 relating to the acquisition of nine properties acquired during the year ended December 31, 2011.

Our acquisitions during the year ended December 31, 2011 were financed with proceeds from our Offering and $21.4 million in borrowings on our Credit Facility. During the year ended December 31, 2011, we incurred interest expense of $54,000, which included $12,000 in amortization of deferred financing costs. Our debt financing costs in future periods will vary based on our level of future borrowings, which will depend on the level of investor proceeds raised, the cost and availability of borrowings, and the opportunity to acquire real estate assets fitting our investment strategy.

Portfolio Information

Real Estate Portfolio

As of December 31, 2011, we owned nine properties located in seven states, the gross rentable space of which was 97% leased with a weighted average remaining lease term of 17.4 years.

As of December 31, 2011, our five highest tenant concentrations, based on annualized gross rental revenue, were as follows:

Tenant	Total Number of Leases	Leased Square Feet (1)	2011 Gross Annualized Rental Revenue	Percentage of 2011 Gross Annualized Rental Revenue
Tractor Supply - specialty retail	2	37,897	$561,060	23%
CVS - drugstore	3	31,753	559,000	23%
Walgreens - drugstore	2	30,075	557,624	23%
Kohl’s - department store	1	89,705	227,678	10%
JPMorgan Chase - bank	1	4,600	180,414	8%

	9	194,030	$2,085,776	87%

(1)	Including square feet of the buildings on land that is subject to ground leases.

As of December 31, 2011, our five highest tenant industry concentrations, based on gross annualized rental revenue, were as follows:

Industry	Total Number of Leases	Leased Square Feet (1)	2011 Gross Annualized Rental Revenue	Percentage of 2011 Gross Annualized Rental Revenue
Drugstore	5	61,828	$1,116,624	46%
Specialty retail	2	37,897	561,060	23%
Department store	1	89,705	227,678	10%
Banking	1	4,600	180,414	8%
Automotive parts & service	1	7,000	174,226	7%

	10	201,030	$2,260,002	94%

(1)	Including square feet of the buildings on land that is subject to ground leases.

As of December 31, 2011, our five highest geographic concentrations, based on gross annualized rental revenue, were as follows:

Location	Total Number of Properties	Leased Square Feet (1)	2011 Gross Annualized Rental Revenue	Percentage of 2011 Gross Annualized Rental Revenue
Texas	3	135,449	$1,030,601	43%
North Carolina	1	14,550	362,050	15%
Georgia	1	19,097	300,785	13%
New Mexico	1	15,525	195,574	8%
Pennsylvania	1	10,125	176,000	7%

	7	194,746	$2,065,010	86%

(1)	Including square feet of the buildings on land that is subject to ground leases.

Distributions

In December, our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.002260274 per share for stockholders of record as of each day of the period commencing on December 8, 2011 and ending on December 31, 2011. In addition, our board of directors authorized a daily distribution, based on 366 days in the calendar year, of $0.002254099 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2012 and ending on June 30, 2012. The distributions for the period commencing on December 8, 2011 and ending on December 31, 2011 were paid in January 2012.

Share Redemptions

We have adopted a redemption plan to provide limited liquidity, whereby on a daily basis, stockholders may request that we redeem all or any portion of their shares. Our share redemption plan provides that, on each business day, stockholders may request that we redeem all or any portion of their shares, subject to a minimum redemption amount and certain short-term trading fees. The redemption price per share on any business day will be our NAV per share for that day, calculated by the fund accountant in accordance with our valuation policies.

Our share redemption plan includes certain redemption limits, including a quarterly limit and, in some cases, a stockholder by stockholder limit. See Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for additional terms of the share redemption program, including the share redemption plan limits.

We intend to fund share redemptions with available cash and proceeds from our liquid investments. We may, after taking the interests of our company as a whole, and the interests of our remaining stockholders into consideration, use proceeds from any available sources at our disposal to satisfy redemption requests, including, but not limited to, proceeds from sales of additional shares, excess cash flow from operations, sales of our liquid investments, incurrence of indebtedness and, if necessary, proceeds from the disposition of real estate properties or real estate-related assets. In an effort to have adequate cash available to support our redemption plan, we may determine to reserve borrowing capacity under a line of credit. We could then elect to borrow against this line of credit in part to redeem shares presented for redemption during periods when we do not have sufficient proceeds from the sale of shares in this continuous offering to fund all redemption requests.

Liquidity and Capital Resources

General

We expect to raise capital through our ongoing Offering of common stock and to utilize the net proceeds of the Offering and proceeds from secured or unsecured financings to complete future real estate and real estate-related investments. In addition, we expect to pay acquisition related costs, operating expenses, distributions and redemptions, and principal and interest on any current and future outstanding indebtedness. Generally, we expect cash needs for payments of interest, operating and property maintenance expenses and distributions to stockholders will be generated from cash flows from operations from our real estate assets. The sources of our operating cash flows will be primarily driven by the rental income received from leased properties and the interest income on our cash and short term investments.

Our investment guidelines provide that we will target the following aggregate allocation to relatively liquid investments, such as U.S. government securities, agency securities, corporate debt, publicly traded debt and equity real estate-related securities, cash, cash equivalents and other short-term investments and, in our discretion, a line of credit (collectively, referred to as “Liquid Assets”): (1) 10% of our NAV up to $1 billion and (2) 5% of our NAV in excess of $1 billion. To the extent that we elect to maintain borrowing capacity under a line of credit, the amount available under the line of credit will be included in calculating our Liquid Assets under these guidelines. These are guidelines, and our stockholders should not expect that we will, at all times, hold liquid assets at or above the target levels or that all liquid assets will be available to satisfy redemption requests as we receive them. We anticipate that both our overall allocation to liquid assets as a percentage of our NAV and our allocation to different types of liquid assets will vary. In making these determinations our advisor will consider our receipt of proceeds from sales of additional shares, our cash flow from operations, available borrowing capacity under a line of credit, if any, or from additional mortgages on our real estate, our receipt of proceeds from sales of assets, and the anticipated use of cash to fund redemptions, as well as the availability and pricing of different investments. The amount of Liquid Assets is determined by our advisor, in its sole discretion, but is subject to review by our independent directors on a quarterly basis.

Short-term Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through cash provided by property operations and proceeds from the Offering. We expect our operating cash flows to increase as additional properties are added to our portfolio. In accordance with the terms of our Credit Facility, as amended, the maximum amount available for borrowing will decrease from 70% of the aggregate value allocated to each qualified property comprising the borrowing base to 65% on September 8, 2012 and 60% on March 8, 2013. Assuming there was no change to our borrowing base assets, we will be required to repay a total of $1.5 million on our Credit Facility, as amended, within the next 12 months. We expect to repay this amount using available cash, net cash flows provided by operations and proceeds from the Offering. In the future, we intend to reduce our aggregate borrowings as a percentage of our real estate assets.

Long-term Liquidity and Capital Resources

We expect to meet our long-term liquidity requirements through proceeds from the sale of our common stock, secured or unsecured financings from banks and other lenders, available capacity on our Credit Facility by the addition of properties to the borrowing base, and net cash flows provided by operations. We expect that our primary uses of capital will be for property and other asset acquisitions and the payment of tenant improvements, operating expenses, including debt service payments on any outstanding indebtedness, and distributions and redemptions to our stockholders.

We expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions are paid; however, we may use other sources to fund distributions as necessary. To the extent that cash flows from operations are lower due to lower than expected returns on the properties or we elect to retain cash flows from operations to make additional real estate investments or reduce our outstanding debt, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Offering or debt financings will be used to fund acquisitions, for certain capital expenditures, for repayments of outstanding debt, or for any distributions to stockholders in excess of cash flows from operations and to fund redemption of shares to our stockholders.

As of December 31, 2011, we had received and accepted subscriptions for approximately 680,000 shares of common stock for gross proceeds of $10.2 million. As of December 31, 2011, we had not received any requests and we had not redeemed any shares of our common stock.

As of December 31, 2011, we had $21.4 million of debt outstanding on our Credit Facility. See Note 6 to our consolidated financial statements in this Annual Report on Form 10-K for terms of the Credit Facility. Based on the Company’s analysis and review of its results of operations and financial condition, the Company believes it currently is in compliance with the covenants of the Credit Facility. Our contractual obligations as of December 31, 2011 were as follows:

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Principal payments - line of credit(2)	$21,440,300	$1,531,450	$19,908,850	$—	$—
Interest payments - line of credit	1,720,390	634,892	1,085,498	—	—

Total	$23,160,690	$2,166,342	$20,994,348	$—	$—

(1)	The table does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.
(2)

Subsequent to December 31, 2011, we amended the terms of our Credit Facility. Principal payment amounts reflect changes in available borrowings under our Credit Facility, as amended, assuming no change in the borrowing base assets. Refer to Note 6 to our consolidated financial statements in this Annual Report on Form 10-K.

Our charter prohibits us from incurring debt that would cause our borrowings to exceed 75% of our gross assets, valued at the aggregate cost (before depreciation and other non-cash reserves), unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report. During the year ended December 31, 2011, we obtained borrowings that caused our ratio of debt to total gross real estate assets net of gross intangible lease liabilities to exceed the 60% limitation, which was approved by our independent directors. The independent directors believed such borrowing levels were justified for the following reasons:

•	the borrowings enabled us to purchase our initial properties and earn rental income more quickly;

•

the property acquisitions were likely to increase the net offering proceeds from the Offering by allowing us to show potential investors actual acquisitions, thereby improving our ability to meet our goal of acquiring a diversified portfolio of properties to generate current income for investors and preserve investor capital; and

•	based on expected equity sales at the time and certain terms in the Credit Facility, the high leverage was likely to exceed the charter’s guidelines only for a limited period of time.

Cash Flow Analysis

Year Ended December 31, 2011

Operating Activities. Net cash used in operating activities was $69,000 for the year ended December 31, 2011, primarily due to our net loss for the year of $417,000. Our net loss for the year was primarily due to acquisition related costs expensed of $417,000. Cash used in operations was offset by an increase in accounts payable and accrued expenses of $129,000, an increase in deferred rental income received of $119,000 and an increase in due to affiliates of $105,000. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Investing Activities. Net cash used in investing activities was $29.9 million for the year ended December 31, 2011, resulting from the acquisition of nine properties during the year.

Financing Activities. Net cash provided by financing activities was $30.9 million for the year ended December 31, 2011, primarily due to net proceeds from notes payable of $21.4 million and proceeds from the issuance of common stock in the Offering of $10.0 million.

Period Ended December 31, 2010

As of December 31, 2010, we had not commenced principal operations. For the period from July 27, 2010 (Date on Inception) to December 31, 2010 our cash flows consisted solely of the receipt of a $200,000 initial investment from our stockholder.

Election as a REIT

We intend to make an election under Section 856(c) of the Internal Revenue Code of 1986, as amended, to be taxed as a REIT, beginning with the taxable year ending December 31, 2012. To qualify as a REIT, we must meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. Accordingly, to the extent we meet the REIT qualifications, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed with regard to the dividends paid deduction and excluding net capital gains).

If we fail to qualify as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to maintain our qualification as a REIT. We also will be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes.

For the taxable year ended December 31, 2011, we elected to be taxed as a qualified subchapter S subsidiary of our sole shareholder under Section 1361(b)(3)(B) of the Internal Revenue Code of 1986, as amended. As such, no provision for federal income taxes has been made in our accompanying consolidated financial statements. We may be subject to certain state and local taxes related to the operations of properties in certain locations, which, if applicable, have been provided for in our accompanying consolidated financial statements.

Inflation

We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. There are provisions in many of our tenant leases that are intended to protect us from, and mitigate the risk of, the impact of inflation. These provisions include rent steps and clauses enabling us to receive payment of additional rent calculated as a percentage of the tenants’ gross sales above pre-determined thresholds. In addition, most of our leases require the tenant to pay all or a majority of the property’s operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs. However, due to the long-term nature of leases for real property, such leases may not re-set frequently enough to adequately offset the effects of inflation.

Commitments and Contingencies

We may be subject to certain contingencies and commitments with regard to certain transactions. Refer to Note 8 to the consolidated financial statements included in this Annual Report on Form 10-K for further explanations.

Impact of Recent Accounting Pronouncements

Reference is made to Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K for further explanation of applicable recent accounting pronouncements. There are no new accounting pronouncements that have been issued but not yet applied by us that we believe will have a material impact on our consolidated financial statements.

Off Balance Sheet Arrangements

As of December 31, 2011 and 2010, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In connection with the acquisition of our properties, we have obtained variable rate debt financing, and are therefore exposed to changes in LIBOR. As of December 31, 2011, we had $21.4 million of variable rate debt outstanding on our Credit Facility, and a change of 50 basis points in interest rates would result in a change in interest expense of $107,000 per annum. In the future, our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. In addition, we expect that we may enter into derivative financial instruments such as interest rate swaps, interest rate caps, and rate lock arrangements in order to mitigate our interest rate risk. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2011.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2011, were effective to ensure that information required to be disclosed by us in this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) in connection with the foregoing evaluations that occurred during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

We have provided below certain information about our directors.

Name	Age*	Position(s)
Christopher H. Cole	59	Chairman of our Board of Directors, Chief Executive Officer and President
George N. Fugelsang	71	Independent Director
Roger D. Snell	56	Independent Director
Richard J. Lehmann	67	Independent Director
Marc T. Nemer	39	Director

*	As of March 28, 2012

Christopher H. Cole has served as our chairman, chief executive officer and president since our formation in July 2010. He also served as the chief executive officer of our advisor from its formation in July 2010 until June 2011. Mr. Cole has served as the chairman, chief executive officer and president of CCPT IV since its formation in July 2010. He served as chief executive officer of Cole REIT Advisors IV, LLC (“CCPT IV Advisors”) from July 2010 until June 2011. Mr. Cole has also served as the chairman, chief executive officer and president of CCIT since April 2010. He served as the chief executive officer of Cole Corporate Income Advisors, LLC (“CCI Advisors”) from April 2010 until June 2011. Mr. Cole has served as the chairman, chief executive officer and president of CCPT since its formation in March 2004. He served as the chief executive officer of Cole REIT Advisors, LLC (“CCPT Advisors”) from its formation in April 2004 until June 2011 and as its president from April 2004 until March 2007 and from October 2007 until April 2010. Mr. Cole has served as the chairman, chief executive officer and president of CCPT II since its formation in September 2004. He served as the chief executive officer of Cole REIT Advisors II, LLC (“CCPT II Advisors”) from its formation in September 2004 until June 2011 and as its president from September 2004 until March 2007 and from October 2007 until April 2010. Mr. Cole has served as the chairman, chief executive officer and president of CCPT III since its formation in January 2008. He served as the chief executive officer of Cole REIT Advisors III, LLC (“CCPT III Advisors”) from its formation in January 2008 until June 2011, as its president from January 2008 until April 2010, and as its treasurer from January 2008 until September 2008.

Mr. Cole has been the sole stockholder of CHC since its formation in August 2004, has served as its chairman since October 2007 and previously served as chief executive officer from August 2004 until June 2011, as president and treasurer from August 2004 until April 2010, and as its secretary from October 2007 to April 2010. Mr. Cole has also been engaged as a general partner in the structuring and management of real estate limited partnerships since February 1979. Mr. Cole previously served as the treasurer of Cole Realty Advisors from its formation in November 2002 until September 2009, as its chief executive officer from December 2001 until June 2011, as president from November 2002 until March 2007 and from October 2007 until September 2009, and as its secretary from November 2002 until December 2002. Mr. Cole previously served as the treasurer of Cole Capital Partners, LLC (“Cole Capital Partners”) from January 2003 until April 2010, as its chief executive officer from January 2003 until June 2011, and its president from January 2003 to March 2007 and from October 2007 until April 2010. Mr. Cole previously served as the treasurer of Cole Capital Advisors, Inc. (“Cole Capital Advisors”) from its formation in November 2002 until April 2010, as its chief executive officer from December 2002 until June 2011, as its president from November 2002 until March 2007 and from October 2007 until April 2010, and as its secretary from November 2002 until December 2002.

Mr. Cole has served as the chief executive officer and treasurer of the Cole Growth Opportunity Fund I GP, LLC since its formation in March 2007. Mr. Cole served as the executive vice president and treasurer of Cole Capital from December 2002 until January 2008. Mr. Cole has been the sole director of Cole Capital since December 2002. Mr. Cole was selected to serve as a director of our company based upon Mr. Cole’s experience and relationships in the non-exchange traded REIT and real estate industries, along with his knowledge of the Cole Real Estate Investments organization.

George N. Fugelsang has served as our director since September 2011. Mr. Fugelsang has served as a member of the board of directors of CCPT II since May 2010 and as a member of its audit committee since June 2010. From 1994 through 2001, Mr. Fugelsang was chief executive officer of Dresdner Kleinwort Benson North America, the U.S.-based investment banking business of Dresdner Bank AG, where he was responsible for all of Dresdner Bank AG’s activities in North America. From 1996 until 2001, Mr. Fugelsang was also chairman of the board of Dresdner Bank Mexico, S.A., chairman of the board of Dresdner Bank Canada and a member of the board of directors of Dresdner RCM Global Investors LLC. Mr. Fugelsang served on the board of managers of Mrs. Fields’ Famous Brands, LLC from May 2004 until July 2008. Mr. Fugelsang also served on the boards of trustees of the Institute of International Bankers and the Thunderbird School of Global Management, and as a member of the board of directors of Advanced Research Technologies of Montreal, Canada. He was also a member of the board of the New York City Partnership, the German American Chamber of Commerce, Inc., and a director of the Foreign Policy Association in New York. Mr. Fugelsang formerly served on the advisory board of the Monterey Institute of International Studies, an affiliate of Middlebury College. Mr. Fugelsang was selected to serve as a director because of his experience as the chief executive officer of an investment bank, his extensive financing experience and his general business accomplishments, all of which are expected to bring valuable insight to the board of directors.

Roger D. Snell has served as our director since September 2011. Mr. Snell has been managing director of SIP Investment Partners, a commercial real estate investment firm, since February 2003 and chief investment officer of Veritas Investments, a San Francisco based apartment investment company since January 2012. From February 1997 to June 2002, Mr. Snell was president and chief executive officer of Peregrine Real Estate Investment Trust, a publicly-traded commercial real estate and hotel property REIT that was reorganized into a private company named WinShip Properties. Prior to joining Peregrine, Mr. Snell was managing director of Snell & Co., LLC, an investment advisory firm, in 1996, and president and chief executive officer of Perini Investment Properties, a publicly traded REIT focusing on commercial real estate and hotel properties (later renamed Pacific Gateway Properties), from January 1993 to January 1996. Prior to joining Perini, Mr. Snell held various leadership positions in other commercial real estate development companies. Mr. Snell received an MBA from Harvard Business School and a B.S. from the University of California, Berkeley. Mr. Snell was selected to serve as a director because of his experience as a real estate industry executive with executive investment, capital markets and portfolio management expertise, all of which are expected to bring valuable insight to the board of directors.

Richard J. Lehmann has served as a director of the Company since January 2012. He has served as the founding principal of The Biltmore Bank of Arizona and chairman of Bank Capital Corporation, its holding company, since 2002. Mr. Lehmann began his banking career with Citibank in 1969. When he left Citibank in 1988 he was senior corporate officer for Europe, Middle East and Africa. In 1988, he became chairman and chief executive officer of Valley National Bank of Arizona and served in that capacity until the bank was sold to Banc One Corporation in 1993. Mr. Lehmann remained with the combined company and was appointed president and chief operating officer of Banc One and as a member of its board of directors in 1995. Following the merger of Banc One with First Chicago NBD Corporation to form Bank One Corporation in 1998, Mr. Lehmann served as vice chairman of the combined entity with responsibility for all consumer banking activities until his retirement on December 31, 1999. Mr. Lehmann also serves on the boards of directors and the compensation committee of Knight Transportation, Inc. and as director and chairman of the finance and investments committee of the TGen Foundation, as well as on the advisory board of the Mayo Clinic Arizona. He previously served on the boards of eFunds Corporation, iCrossing, Inc., Moore Corporation, and the Thunderbird School of Global Management. Prior civic activities include board participation with the Phoenix Art Museum, Ohio State University Hospital, Greater Phoenix Leadership, United Way of Greater Phoenix (campaign Chairman), and The Nature Conservancy of Arizona. Mr. Lehmann received an MBA and a B.A. from the University of Washington. Mr. Lehmann was selected to serve as a director because of his experience as a financial services industry executive, with strong leadership, finance and global experience, all of which are expected to bring valuable insight to the board of directors.

Marc T. Nemer has served as a director of the Company since January 2012, and serves as president and chief executive officer of our advisor. Mr. Nemer has served as chief executive officer of CHC (d/b/a Cole Real Estate Investments), the parent company of our advisor and affiliates, since June 2011, and as its president since May 2010. He has served as the president, secretary and treasurer of Cole Capital since January 2008. Mr. Nemer has served as a member of the boards of directors of CCPT and CCPT III since May 2010, and as a member of the boards of directors of CCIT and CCPT IV since January 2011 and March 2012, respectively. Mr. Nemer has served as chief executive officer of CCPT IV Advisors since June 2011 and as its president since its formation in July 2010. Mr. Nemer has served as the chief executive officer of CCI Advisors since June 2011 and as its president since April 2010. Mr. Nemer has served as chief executive officer for CCPT Advisors and CCPT II Advisors since June 2011 and as president of each since April 2010, and previously served for each as executive vice president and managing director of capital markets from March 2008 until April 2010, and as executive vice president, securities and regulatory affairs from October 2007 until March 2008. He has served as chief executive officer of CCPT III Advisors since June 2011, and its president since April 2010, and previously served as executive vice president and managing director of capital markets from September 2008 until April 2010, and as executive vice president, securities and regulatory affairs from its formation in January 2008 until September 2008. Mr. Nemer has served as chief executive officer of Cole Realty Advisors since June 2011 and previously served as its executive vice president and managing director of capital markets from March 2008 to June 2011, as its executive vice president, securities and regulatory affairs from October 2007 until March 2008, and as its vice president, legal services and compliance from March 2007 until October 2007. He has served as chief executive officer of Cole Capital Advisors and Cole Capital Partners since June 2011 and as president of each since April 2010, and previously served as executive vice president and managing director of capital markets of each from March 2008 to April 2010, as executive vice president, securities and regulatory affairs of each from October 2007 until March 2008 and as vice president, legal services and compliance of each from March 2007 until October 2007. Mr. Nemer also served as legal counsel to Cole Capital Advisors from February 2006 to March 2007. Prior to joining Cole, Mr. Nemer was an attorney with the international law firm Latham & Watkins LLP, where he specialized in securities offerings (public and private), corporate governance, and mergers and acquisitions from July 2000 until February 2006. Prior to that, Mr. Nemer worked at the international law firm Skadden, Arps, Slate, Meagher & Flom LLP, where he worked as an attorney in a similar capacity from August 1998 until July 2000. Mr. Nemer earned a J.D. from Harvard Law School in 1998 and a B.A. from the University of Michigan in 1995. Mr. Nemer was selected to serve as a director of the Company because of his extensive knowledge and relationships within the non-exchange traded REIT industry, his knowledge of the Cole Real Estate Investments organization in his capacity as its chief executive officer and president, and his legal, regulatory and compliance experience, all of which are expected to bring valuable insight to the board of directors.

Executive Officers

In addition to Christopher H. Cole, the following individual currently serves as an executive officer of the Company:

D. Kirk McAllaster, Jr., age 45, has served as our executive vice president, chief financial officer and treasurer since our formation in July 2010. He also has served as executive vice president and chief financial officer (REITS and real estate funds) of our advisor since January 2012 and as its executive vice president and chief financial officer from its formation in July 2010 until January 2012. He has served as executive vice president, chief financial officer and treasurer of CCIT since its formation in April 2010 and as its secretary from April 2010 until August 2010 and from January 2011 until March 2011. Mr. McAllaster has served as executive vice president and chief financial officer (REITs and real estate funds) of CCI Advisors since January 2012 and as its executive vice president and chief financial officer from its formation in April 2010 until January 2012. Mr. McAllaster has also served as executive vice president and chief financial officer of CCPT and CCPT II since October 2007, as the treasurer of each since May 2011, and has been a member of the board of directors of CCPT since May 2008. He has served as executive vice president and chief financial officer (REITs and real estate funds) of CCPT Advisors and CCPT II Advisors since January 2012, and previously served as executive vice president and chief financial officer of each from March 2007 until January 2012, and as vice president, finance of each from December 2005 until March 2007. He has served as executive vice president, chief financial officer and treasurer of CCPT III since its formation in January 2008, and served as its secretary from January 2008 to November 2010. He also has served as executive vice president and chief financial officer (REITs and real estate funds) of CCPT III Advisors since January 2012 and as its executive vice president and chief financial officer from its formation in January 2008 until January 2012. Mr. McAllaster has served as executive vice president, chief financial officer and treasurer of CCPT IV since its formation in July 2010. He also has served as executive vice president and chief financial officer (REITs and real estate funds) of CCPT IV Advisors since January 2012 and as its executive vice president and chief financial officer from its formation in July 2010 until January 2012. Mr. McAllaster has served as executive vice president and chief financial officer (REITs and real estate funds) of Cole Realty Advisors since January 2012 and as its treasurer since September 2009, and previously served as executive vice president and chief financial officer from March 2007 until January 2012. Mr. McAllaster has served as executive vice president and chief financial officer (REITs and real estate funds) of Cole Capital Partners and Cole Capital Advisors since January 2012, and previously served as executive vice president and chief financial officer of each from March 2007 until January 2012 and as vice president, finance of each from December 2005 until March 2007. Prior to joining Cole in May 2003, Mr. McAllaster worked for six years with Deloitte & Touche LLP, most recently as audit senior manager. He has over 20 years of accounting and finance experience in public accounting and private industry. Mr. McAllaster received a B.S. from California State Polytechnic University — Pomona with a major in Accounting. He is a Certified Public Accountant licensed in the states of Arizona and Tennessee and is a member of the American Institute of CPAs and the Arizona Society of CPAs.

Board Committees

Audit Committee

The board maintains one standing committee, the audit committee, to assist in fulfilling its responsibilities. The audit committee is composed of Mr. Snell (chairman) and Mr. Fugelsang, both of whom are independent directors. The audit committee reports regularly to the full board and annually evaluates its performance. The audit committee meets periodically during the year, usually in conjunction with regular meetings of the board. The audit committee, by approval of at least a majority of the members, selects the independent registered public accounting firm to audit our annual financial statements, reviews with the independent registered public accounting firm the plans and results of the audit engagement, approves the audit and non-audit services provided by the independent registered public accounting firm, reviews the independence of the independent registered public accounting firm, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls. Our board of directors has adopted a charter for the audit committee that sets forth its specific functions and responsibilities. The audit committee charter can be located on our website at https://www.colecapital.com/corporate-governance by clicking on “Cole Income NAV Strategy Audit Committee Charter.”

Although our shares are not listed for trading on any national securities exchange, all members of the audit committee meet the current independence and qualifications requirements of the New York Stock Exchange, as well as our charter and applicable rules and regulations of the SEC. While both members of the audit committee have significant financial and/or accounting experience, the board of directors has determined that Mr. Snell satisfies the SEC’s requirements for an “audit committee financial expert” and has designated Mr. Snell as our audit committee financial expert. The audit committee met twice during 2011.

Code of Business Conduct and Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics that is applicable to all members of our board of directors, our officers and employees, and the employees of our advisor. The policy may be located on our website at https://www.colecapital.com/corporate-governance by clicking on “Cole Income NAV Strategy Code of Business Conduct and

Ethics.” If, in the future, we amend, modify or waive a provision in the Code of Business Conduct and Ethics, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on our website as necessary.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of a registered security of the Company to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the Company. Directors, officers and greater than 10% beneficial owners are required by SEC rules to furnish the Company with copies of all such forms they file. As of December 31, 2011, none of the Company’s securities were registered under the Exchange Act, and therefore, none of the Company’s directors, officers or greater than 10% beneficial owners were subject to these filing requirements for the year ended December 31, 2011.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Directors

Directors who are also officers or employees of the Company, our advisor or their affiliates (Messrs. Cole and Nemer) do not receive any special or additional remuneration for service on the board of directors or any of its committees. Each non-employee director receives compensation for service on the board of directors and any of its committees as provided below:

•	an annual retainer of $50,000;

•	$2,000 for each board meeting attended in person;

•	an additional annual retainer of $7,500 to the chairman of the audit committee;

•	$2,000 for each committee meeting attended in person (the audit committee chairperson receives an additional $500 per audit committee meeting for serving in that capacity);

•	$250 per board or committee meeting attended by telephone conference; and

•

in the event that there is a meeting of the board of directors and one or more committees on a single day, the fees paid to each director will be limited to $2,500 per day ($3,000 per day for the chairperson of the audit committee, if there is a meeting of that committee).

All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

Director Compensation Table

The following table sets forth certain information with respect to our independent director compensation during the fiscal year ended December 31, 2011:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (1) ($)	Total ($)
George N. Fugelsang	13,500	—	—	—	—	—	13,500
Richard J. Lehmann (2)	—	—	—	—	—	—	—
Roger D. Snell	15,375	—	—	—	—	—	15,375

(1)	Amount represents reimbursement of travel expenses and meals incurred by directors to attend various director meetings.
(2)	Mr. Lehmann was elected to our board of directors on January 11, 2012.

Compensation of Executive Officers

We have no employees. Our executive officers, including our principal financial officer, do not receive compensation directly from us for services rendered to us, and we do not intend to pay any compensation directly to our executive officers. As a result, we do not have, and our board of directors has not considered, a compensation policy or program for our executive officers. Accordingly, we have not included a Compensation Committee Report or a Compensation Discussion and Analysis in this Annual Report on Form 10-K.

Our executive officers are also officers of our advisor and its affiliates, including Cole Capital, the dealer-manager in our initial public offering, and are compensated by these entities, in part, for their services to us. We pay fees to such entities under our advisory agreement and dealer manager agreement. We also reimburse our advisor for its provision of administrative services, including related personnel costs, subject to certain limitations. A description of the fees that we pay to our advisor and dealer-manager or any affiliate thereof is found in Item 13, “Certain Relationships and Related Transactions and Directors Independence” below.

Compensation Committee Interlocks and Insider Participation

The Company does not have a standing compensation committee and we do not separately compensate our executive officers. During the fiscal year ended December 31, 2011, our executive officers, Messrs. Cole and McAllaster, both served as directors and executive officers of CCPT, and as executive officers of CCPT II, CCPT III, CCIT and CCPT IV. In addition, Mr. Cole served as a director of CCPT II, CCPT III, CCIT and CCPT IV. Since Messrs. Cole and McAllaster are also officers of our advisor and its affiliates, including the advisors to CCPT, CCPT II, CCPT III, CCIT and CCPT IV, they did not receive any separate compensation from us for service as our executive officers and/or directors, and also did not receive any separate compensation from CCPT, CCPT II, CCPT III, CCIT and CCPT IV for their service as executive officers and/or directors of those entities. See Item 13, “Certain Relationships and Related Transactions and Directors Independence” below for a description of the transactions during the year ended December 31, 2011 between the Company and companies with which Messrs. Cole and McAllaster are affiliated.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 28, 2012 regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock, each of our directors, and each named executive officer, and our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 680,167 shares of common stock outstanding as of March 28, 2012. None of the shares in the following table has been pledged as security.

Name of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned (2)	Percentage
Christopher H. Cole (3)	680,000	99.9%
Marc T. Nemer	—	—
George N. Fugelsang	—	—
Richard J. Lehmann	—	—
Roger D. Snell	—	—
D. Kirk McAllaster, Jr.	—	—

All officers and directors as a group (6 persons)	680,000	99.9%

(1)	The address of each beneficial owner listed is c/o Cole Real Estate Income (Daily NAV), Inc., 2325 East Camelback Road, Suite 1100, Phoenix, Arizona 85016.
(2)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group which may be exercised within 60 days following March 28, 2012. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(3)	Consists of 680,000 shares owned by CHC. Mr. Cole is the sole stockholder of CHC and controls the voting and disposition decisions of CHC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

As required by our charter, all transactions between us and our directors, our advisor, our sponsor or any of their affiliates must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transactions as being fair and reasonable to us and no less favorable to us than comparable terms and conditions available from unaffiliated third parties. For more details about our policies relating to conflicts of interests, see “Business—Conflicts of Interest.” Our independent directors have reviewed the material transactions between our affiliates and us during the year ended December 31, 2011. Set forth below is a description of the transactions with affiliates. We believe that we have executed all of the transactions set forth below on terms that are fair and reasonable to the Company and on terms no less favorable to us than those available from unaffiliated third parties.

Advisory Agreement

We are party to an Advisory Agreement with our advisor whereby our advisor manages our day-to-day operations and identifies and makes investments on our behalf. In return, we pay to our advisor an advisory fee that is payable in arrears on a monthly basis and accrues daily in an amount equal to 1/365th of 0.90% of our net asset value for each day. Such amounts recorded for the year ended December 31, 2011 totaled $6,033. We reimburse certain expenses incurred by our advisor in connection with providing services to us, including related personnel costs, subject to the limitation that we do not reimburse our advisor for any amount by which the operating expenses at the end of the four preceding fiscal quarters exceed the greater of (i) 2.0% of average invested assets, or (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Cole Advisors has waived its right to receive operating expense reimbursements for the year ended December 31, 2011; accordingly, we did not reimburse our advisor for any such expenses during the year.

Additionally, we also pay our advisor a performance-based fee calculated based on our annual total return to stockholders, payable annually in arrears. The performance fee will be calculated such that for any calendar year in which the total return to our stockholders as a percentage of their invested capital exceeds 6%, which we refer to as the 6% priority return, our advisor will receive 25% of the excess total return above the 6% priority return, but in no event will we pay our advisor more than 10% of the aggregate total return for such year. No such payments were made for the year ended December 31, 2011.

Our advisor incurs expenses in connection with our organization and our public offering of our common stock. Pursuant to the Advisory Agreement, we reimburse our advisor up to 0.75% of our gross offering proceeds with respect to those expenses. During the year ended December 31, 2011, we recorded a payable to our advisor for a total of $75,000 to reimburse these expenses.

Our Advisory Agreement has a one-year term expiring September 28, 2012, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. Our independent directors are required to determine, at least annually, that the compensation to our advisor is reasonable in relation to the nature and quality of services performed and the investment performance of the Company and that such compensation is within the limits set forth in our charter.

Christopher H. Cole, our chief executive officer, president and chairman of our board of directors, indirectly owns 100% of the ownership and voting interests of our advisor. D. Kirk McAllaster, Jr., our executive vice president, chief financial officer and treasurer, is the executive vice president and chief financial officer (REITs and real estate funds) of our advisor. Marc T. Nemer, one of our directors, is the chief executive officer and president of our advisor.

Dealer Manager Agreement

We are party to a Dealer Manager Agreement with Cole Capital, the dealer manager in our initial public offering. We pay to Cole Capital an asset-based dealer manager fee that is payable in arrears on a monthly basis and accrues daily in an amount equal to 1/365th of 0.55% of our NAV for such day. At Cole Capital’s discretion, it may reallow a portion of the dealer manager fee equal to an amount up to 1/365th of 0.20% of our NAV to participating broker dealers. For the year ended December 31, 2011, we recorded a payable to Cole Capital for dealer manager fees of $3,687.

Christopher H. Cole, our chief executive officer, president and chairman of our board of directors, indirectly owns 100% of the ownership and voting interests of Cole Capital. Mr. Cole also is the sole director of Cole Capital. Marc T. Nemer, one of our directors, is the president, secretary and treasurer of Cole Capital.

Independence

As required by our charter, a majority of the members of our board of directors must qualify as “independent” as affirmatively determined by the board. The board consults with our legal counsel and counsel to the independent directors to ensure that the board’s determinations are consistent with our charter and applicable securities and other laws and regulations regarding the definition of “independent.”

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his family members, and the Company, our senior management and our independent registered public accounting firm, the board has determined that Messrs. Fugelsang, Lehmann and Snell, who comprise a majority of our board, qualify as independent directors. Our charter defines the term “independent director” to mean a director who is not on the date of determination, and within the last two years from the date of determination has not been, directly or indirectly associated with our sponsor or our advisor by virtue of (i) ownership of an interest in our sponsor, our advisor or any of their affiliates, (ii) employment by our sponsor, our advisor or any of their affiliates, (iii) service as an officer or director of the our sponsor, our advisor or any of their affiliates, (iv) performance of services, other than as a director for us, (v) service as a director or trustee of more than three REITs organized by our sponsor or advised by our advisor or (vi) maintenance of a material business or professional relationship with the our sponsor, our advisor or any of their affiliates. A business or professional relationship is considered “material” if the aggregate gross income derived by the director from our sponsor, our advisor and their affiliates exceeds five percent of either the director’s annual gross income during either of the last two years or the director’s net worth on a fair market value basis. An indirect association with our sponsor or our advisor shall include circumstances in which a director’s spouse, parent, child, sibling, mother- or father-in-law, son- or daughter-in-law or brother- or sister-in-law is or has been associated with our sponsor, our advisor, any of their affiliates or us. This definition complies with the requirements of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts. Although our shares are not listed for trading on any national securities exchange, our independent directors also meet the current independence and qualifications requirements of the New York Stock Exchange.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditors

During the year ended December 31, 2011, Deloitte & Touche LLP (“Deloitte & Touche”) served as our independent auditors and provided certain tax and other services. Deloitte & Touche has served as our independent auditors since our formation. The audit committee has engaged Deloitte & Touche as our independent auditors to audit our financial statements for the year ending December 31, 2012. The audit committee reserves the right, however, to select new auditors at any time in the future in its discretion if it deems such decision to be in the best interests of the Company and its stockholders. Any such decision would be disclosed to the stockholders in accordance with applicable securities laws.

The audit committee reviewed the audit and non-audit services performed by Deloitte & Touche, as well as the fees charged by Deloitte & Touche for such services. In its review of the non-audit services and fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Deloitte & Touche. The aggregate fees billed to us, including fees paid by our advisor and subject to reimbursement by us, for professional accounting services, including the audit of the Company’s annual financial statements by Deloitte & Touche for the years ended December 31, 2011 and 2010, are set forth in the table below.

	Year Ended December 31, 2011	Year Ended December 31, 2010
Audit fees	$35,695	$39,975
Audit-related fees	—	—
Tax fees	56,657	1,050
All other fees	—	—

Total	$92,352	$41,025

For purposes of the preceding table, Deloitte & Touche’s professional fees are classified as follows:

•

Audit fees – These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by Deloitte & Touche in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements and other services that generally only the independent auditor reasonably can provide, such as services associated with filing registration statements, periodic reports and other filings with the SEC, and audits of acquired properties or businesses or statutory audits for our subsidiaries or affiliates.

•

Audit-related fees – These are fees for assurance and related services that traditionally are performed by independent auditors, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, statutory subsidiary or equity investment audits incremental to the audit of the consolidated financial statements and general assistance with the implementation of Section 404 of the Sarbanes-Oxley Act of 2002 and other SEC rules promulgated pursuant to the Sarbanes Oxley Act of 2002.

•

Tax fees – These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.

•	All other fees – These are fees for other permissible work performed that do not meet the above-described categories, including assistance with internal audit plans and risk assessments.

Pre-Approval Policies

The audit committee charter imposes a duty on the audit committee to pre-approve all auditing services performed for us by our independent auditors, as well as all permitted non-audit services (including the fees and terms thereof) in order to ensure that the provision of such services does not impair the auditors’ independence. Unless a type of service to be provided by the independent auditors has received “general” pre-approval, it will require “specific” pre-approval by the audit committee.

All requests for services to be provided by the independent auditor that do not require specific pre-approval by the audit committee will be submitted to management and must include a detailed description of the services to be rendered. Management will determine whether such services are included within the list of services that have received the general pre-approval of the audit committee. The audit committee will be informed on a timely basis of any such services rendered by the independent auditors.

Requests to provide services that require specific pre-approval by the audit committee will be submitted to the audit committee by both the independent auditors and the principal financial officer, and must include a joint statement as to whether, in their view, the request is consistent with the SEC’s rules on auditor independence. The chairman of the audit committee has been delegated the authority to specifically pre-approve de minimis amounts for services not covered by the general pre-approval guidelines. All amounts, other than such de minimis amounts, require specific pre-approval by the audit committee prior to engagement of Deloitte & Touche. All amounts, other than de minimis amounts not subject to pre-approval, specifically pre-approved by the chairman of the audit committee in accordance with this policy are to be disclosed to the full audit committee at the next regularly scheduled meeting.

All services rendered by Deloitte & Touche for the years ended December 31, 2011 and 2010 were pre-approved in accordance with the policies and procedures described above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of Documents Filed.

1.	The list of the financial statements contained herein is set forth on page F-1 hereof.

2.	Financial Statement Schedules —

Schedule III — Real Estate Assets and Accumulated Depreciation is set forth beginning on page S-1 hereof.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

3.	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) See (a) 3 above.

(c) See (a) 2 above.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-3

Consolidated Statement of Operations for the Year Ended December 31, 2011	F-4

Consolidated Statements of Stockholder’s Equity for the Year Ended December 31, 2011 and for the period from July 27, 2010 (Date of Inception) to December 31, 2010	F-5

Consolidated Statements of Cash Flows for the Year Ended December 31, 2011 and for the period from July 27, 2010 (Date of Inception) to December 31, 2010	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cole Real Estate Income Strategy (Daily NAV), Inc.

Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Cole Real Estate Income Strategy (Daily NAV), Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, the related consolidated statement of operations for the year ended December 31, 2011, and the consolidated statements of stockholder’s equity and cash flows for the year ended December 31, 2011 and for the period from July 27, 2010 (date of inception) to December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cole Real Estate Income Strategy (Daily NAV), Inc. and subsidiaries as of December 31, 2011 and 2010, the results of their operations for the year ended December 31, 2011, and their cash flows for the year ended December 31, 2011 and for the period from July 27, 2010 (date of inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona

March 29, 2012

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS
Investment in real estate assets:
Land	$12,624,154	$—
Building and improvements, less accumulated depreciation of $17,214	15,427,578	—
Acquired intangible lease assets, less accumulated amortization of $9,620	3,693,398	—

Total investment in real estate assets, net	31,745,130	—
Cash and cash equivalents	1,134,899	200,000
Rents and tenant receivables	40,414	—
Prepaid expenses and other assets	1,473	—
Deferred financing costs, less accumulated amortization of $11,734	507,168	—

Total assets	$33,429,084	$200,000

LIABILITIES AND STOCKHOLDER’S EQUITY
Line of credit	$21,440,300	$—
Accounts payable and accrued expenses	128,727	—
Due to affiliates	1,085,314	—
Acquired below market lease intangibles, less accumulated amortization of $2,044	951,395	—
Distribution payable	36,888	—
Deferred rental income and other liabilities	118,931	—

Total liabilities	23,761,555	—

Commitments and contingencies
STOCKHOLDER’S EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 490,000,000 shares authorized, 680,000 and 13,334 shares issued and outstanding, respectively	6,800	133
Capital in excess of par value	10,114,513	199,867
Accumulated distributions in excess of earnings	(453,784)	—

Total stockholder’s equity	9,667,529	200,000

Total liabilities and stockholder’s equity	$33,429,084	$200,000

The accompanying notes are an integral part of these consolidated financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

CONSOLIDATED STATEMENT OF OPERATIONS

Year Ended December 31, 2011
Revenues:
Rental and other property income	$148,800
Tenant reimbursement income	6,474

Total revenue	155,274

Expenses:
General and administrative expenses	62,087
Property operating expenses	6,981
Advisory fee	6,033
Acquisition related expenses	416,572
Depreciation	17,214
Amortization	9,259

Total operating expenses	518,146

Operating loss	(362,872)

Other expense:
Interest expense	(54,024)

Net loss	$(416,896)

Weighted average number of common shares outstanding:
Basic and diluted	57,169

Net loss per common share:
Basic and diluted	$(7.29)

The accompanying notes are an integral part of these consolidated financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholder’s Equity
	Number of Shares	Par Value
Balance, July 27, 2010 (Date of Inception)	—	$—	$—	$—	$—
Issuance of common stock to Cole Holdings Corporation	13,334	133	199,867	—	200,000

Balance, December 31, 2010	13,334	133	199,867	—	200,000
Issuance of common stock	666,666	6,667	9,993,333	—	10,000,000
Distributions to stockholder	—	—	—	(36,888)	(36,888)
Dealer manager fee	—	—	(3,687)	—	(3,687)
Other offering costs	—	—	(75,000)	—	(75,000)
Net loss	—	—	—	(416,896)	(416,896)

Balance, December 31, 2011	680,000	$6,800	$10,114,513	$(453,784)	$9,667,529

The accompanying notes are an integral part of these consolidated financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2011	Period from July 27, 2010 (Date of Inception) to December 31, 2010
Cash flows from operating activities:
Net loss	$(416,896)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17,214	—
Amortization of intangible lease assets and below market lease intangibles, net	7,576	—
Amortization of deferred financing costs	11,734	—
Changes in assets and liabilities:
Rents and tenant receivables	(40,414)	—
Prepaid expenses and other assets	(1,473)	—
Accounts payable and accrued expenses	128,727	—
Deferred rental income and other liabilities	118,931	—
Due to affiliates	105,314	—

Net cash used in operating activities	(69,287)	—

Cash flows from investing activities:
Investment in real estate assets	(29,913,525)	—

Net cash used in investing activities	(29,913,525)	—

Cash flows from financing activities:
Proceeds from issuance of common stock	10,000,000	200,000
Offering costs on issuance of common stock	(3,687)	—
Proceeds from line of credit	21,440,300	—
Deferred financing costs paid	(518,902)	—

Net cash provided by financing activities	30,917,711	200,000

Net increase in cash and cash equivalents	934,899	200,000
Cash and cash equivalents, beginning of period	200,000	—

Cash and cash equivalents, end of period	$1,134,899	$200,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$36,888	$—
Accrued other offering costs due to affiliate	$75,000	$—
Accrued property escrow deposits due to affiliate	$905,000	$—
Supplemental Cash Flow Disclosures:
Interest paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BUSINESS

Cole Real Estate Income Strategy (Daily NAV), Inc. (the “Company”) is a Maryland corporation that was formed on July 27, 2010 (Date of Inception). Substantially all of the Company’s business is conducted through Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP (“Cole OP”), a Delaware limited partnership. The Company is the sole general partner of and owns a 99.99% partnership interest in Cole OP. Cole Real Estate Income Strategy (Daily NAV) Advisors, LLC (“Cole Advisors”), the advisor to the Company, is the sole limited partner and owner of an insignificant noncontrolling partnership interest of less than 0.01% of Cole OP. The Company intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the taxable year ended December 31, 2012.

On August 11, 2010, the Company sold $200,000 in shares of common stock to Cole Holdings Corporation (“CHC”), an affiliate of the Company’s sponsor. On December 6, 2011, pursuant to a registration statement filed on Form S-11 under the Securities Act of 1933, as amended (the “Registration Statement”), the Company commenced its initial public offering on a “best efforts” basis of $4,000,000,000 in shares of common stock (the “Offering”). Of this amount, the Company is offering $3,500,000,000 in shares in a primary offering and has reserved and are offering $500,000,000 in shares pursuant to a distribution reinvestment plan (the “DRIP”). Pursuant to the terms of the Offering, the Company was required to deposit all subscription proceeds in escrow pursuant to the terms of an escrow agreement with UMB Bank, N.A. until the Company received subscriptions aggregating at least $10,000,000. On December 6, 2011, CHC deposited $10,000,000 for the purchase of shares of common stock in the offering into escrow. As a result, the Company satisfied the conditions of the escrow agreement and on December 7, 2011, the Company broke escrow and commenced principal operations.

The Company’s board of directors approved the initial offering price of $15.00, which was the purchase price of the Company’s shares during the escrow period. Now that the escrow period has concluded, the per share purchase price varies from day-to-day and, on each business day, is equal to the Company’s net asset value (“NAV”) divided by the number of shares outstanding as of the close of business on such day. The Company’s NAV per share is calculated daily as of the close of business by a fund accountant using a process that reflects (1) estimated values of each of the Company’s commercial real estate assets, related liabilities and notes receivable secured by real estate provided periodically by the Company’s independent valuation expert in individual appraisal reports, (2) daily updates in the price of liquid assets for which third party market quotes are available, (3) accruals of daily distributions, and (4) estimates of daily accruals, on a net basis, of operating revenues, expenses, debt service costs and fees. The Company’s NAV is not audited by our independent registered public accounting firm.

The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio primarily consisting of (1) necessity retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States and U.S. protectorates, (2) notes receivable secured by commercial real estate, including the origination of loans, and (3) cash, cash equivalents, other short-term investments and traded real estate-related securities. As of December 31, 2011, the Company owned nine properties located in seven states, containing 212,468 rentable square feet of commercial space including square feet of buildings which are on land subject to ground leases. As of December 31, 2011, these properties were 97% leased.

The Company is structured as a perpetual-life, non-exchange traded REIT. This means that, subject to regulatory approval of filing for additional offerings, the Company will be selling shares of common stock on a continuous basis and for an indefinite period of time to the extent permissible under applicable law. The Company will endeavor to take all reasonable actions to avoid interruptions in the continuous offering of shares of common stock. The Company reserves the right to terminate the Offering at any time.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”), in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Consolidated results of operations for the period from July 27, 2010 (Date of Inception) through December 31, 2010 have not been presented because the Company had not begun principal operations and had no revenue or expense during such period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investment in and Valuation of Real Estate and Related Assets

The Company is required to make subjective assessments as to the useful lives of its depreciable assets. The Company considers the period of future benefit of each respective asset to determine the appropriate useful life of the assets. Real estate and related assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition, excluding acquisition related expenses, construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate and related assets and leasing costs. All repairs and maintenance are expensed as incurred.

Real estate assets, other than land, are depreciated or amortized on a straight-line basis. The estimated useful lives of the Company’s real estate and related assets by class are generally as follows:

Building and capital improvements	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lesser of useful life or lease term

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions, and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company will adjust the real estate and related assets and liabilities to their respective fair values and recognize an impairment loss. Generally fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. As of December 31, 2011, the Company had not identified any impairment indicators related to the Company’s properties.

When developing estimates of future cash flows, the Company makes assumptions such as future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the number of months needed to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in estimating future cash flows could result in a different assessment of the property’s future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the carrying value of the real estate and related assets.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

When a real estate asset is identified as held for sale, the Company will cease depreciation and amortization of the assets and related liabilities and estimate the fair value, net of selling costs. If, in management’s opinion, the estimated fair value of the asset, net of selling costs, is less than the net book value of the asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no properties identified as held for sale as of December 31, 2011.

Allocation of Purchase Price of Real Estate and Related Assets

Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their fair values. Acquisition related expenses are expensed as incurred. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). The Company obtains an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to the Company’s management, is used by management in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to lease intangibles. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.

The fair values of above market and below market lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease. The above market and below market lease values are capitalized as intangible lease assets or liabilities. Above market lease values are amortized as a decrease to rental income over the lesser of the useful life or the remaining terms of the respective leases. Below market leases are amortized as an increase to rental income over the remaining terms of the respective leases, including any bargain renewal periods. In considering whether or not a tenant will execute a bargain renewal option, the Company evaluates economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, remaining lease term, the tenant mix of the leased property, the Company’s relationship with the tenant and the availability of competing tenant space. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market or below market lease values relating to that lease would be recorded as an adjustment to rental income.

The fair values of in-place leases include direct costs associated with obtaining a new tenant and opportunity costs associated with lost rentals which are avoided by acquiring a property with an in-place lease. Direct costs associated with obtaining a new tenant include commissions and other direct costs, and are estimated in part by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. The intangible values of opportunity costs, which are determined using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease are capitalized as intangible lease assets and are amortized to expense over the lesser of the useful life or the remaining term of the respective leases. If a lease is terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

The Company estimates the fair value of assumed mortgage notes payable based upon indications of current market pricing for similar types of debt financings with similar maturities. Assumed mortgage notes payable are initially recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and the respective note’s outstanding principal balance is amortized to interest expense over the term of the respective mortgage note payable.

The determination of the fair values of the real estate and related assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, discount and capitalization rates, interest rates and other variables. The use of alternative estimates may result in a different allocation of the Company’s purchase price, which could impact the Company’s results of operations.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents. The Company considers investments in highly liquid money market accounts to be cash equivalents.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Rents and Tenant Receivables

Rents and tenant receivables primarily includes cost recoveries due from tenants and amounts to be collected in future periods related to the recognition of rental income on a straight-line basis over the lease term. The Company analyzes the collectability of its accounts receivable related to base rents, expense reimbursements and other revenues through the consideration of historical bad debt levels, customer credit worthiness and current economic trends. The Company’s reported net income or loss is directly affected by management’s estimate of the collectability of accounts receivable. The Company records allowances for those balances that the Company deems to be uncollectible, including any amounts relating to straight-line rent receivables. As of December 31, 2011, no balances were deemed uncollectible and no allowance was recorded.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include expenses paid as of the balance sheet date that relate to future periods and will be expensed or reclassified to another account during the period to which the costs relate. Any amounts with no future economic benefit are charged to earnings when identified.

Deferred Financing Costs

Deferred financing costs are capitalized and amortized on a straight-line basis over the term of the related financing arrangement, which approximates the effective interest method. Amortization of deferred financing costs for the year ended December 31, 2011 was $12,000, and was recorded in interest expense in the consolidated statement of operations.

Revenue Recognition

The Company records rental income for the full term of each lease on a straight-line basis. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. The Company defers the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period the related costs are incurred.

Income Taxes

The Company intends to qualify and make an election to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 2012. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes its taxable income to its stockholders, and so long as it distributes at least 90% of its taxable income (excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the Company maintains its qualification for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Concentration of Credit Risk

As of December 31, 2011, the Company had cash on deposit at three financial institutions, one of which had deposits in excess of federally insured levels totaling $770,000; however, the Company has not experienced any losses in this account. The Company limits significant cash holdings to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

As of December 31, 2011, Walgreen Co., Tractor Supply Company and CVS Caremark Corporation each accounted for 23% of the Company’s 2011 gross annualized rental revenues. The Company also has certain geographic concentrations in its property holdings. In particular, as of December 31, 2011, three of the Company’s properties were located in Texas, one property was located in North Carolina and one property was located in Georgia, accounting for 43%, 15% and 13%, respectively, of the Company’s 2011 gross annualized rental revenues.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Offering and Related Costs

Cole Advisors funds all of the organization and offering costs associated with the sale of the Company’s common stock (excluding the dealer-manager fee) and is reimbursed for such costs up to 0.75% of gross proceeds from the Offering. As of December 31, 2011, Cole Advisors has paid $4.5 million in connection with the Offering, of which $4.4 million was not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. This amount will become payable to Cole Advisors as the Company raises additional proceeds in the Offering. The offering costs, which include items such as legal and accounting fees, marketing, and promotional printing costs, are recorded as a reduction of capital in excess of par value along with the dealer-manager fee in the period in which they become payable.

Due to Affiliates

As of December 31, 2011, $1.1 million was due to Cole Advisors and its affiliates primarily related to the reimbursement of property escrow deposits and acquisition expenses paid on the Company’s behalf in connection with the Company’s current year acquisitions.

Stockholder’s Equity

As of December 31, 2011, the Company was authorized to issue 490,000,000 shares of common stock and 10,000,000 shares of preferred stock. All shares of such stock have a par value of $.01 per share. The par value of investor proceeds raised from the Offering is classified as common stock, with the remainder allocated to capital in excess of par value. The Company’s board of directors may amend the charter to authorize the issuance of additional shares of capital stock without obtaining stockholder approval.

Redeemable Common Stock

The Company has adopted a share redemption program that permits its stockholders to sell their shares, which is subject to the limitations discussed in Note 11 to these consolidated financial statements. The Company will record amounts that are redeemable under the share redemption program as redeemable common stock outside of permanent equity in its consolidated balance sheets because the shares will be mandatorily redeemable at the option of the holder and therefore their redemption will be outside the control of the Company. Redeemable common stock will be recorded at the greater of the carrying amount or redemption value each reporting period. Changes in the value from period to period will be recorded as an adjustment to capital in excess of par.

As of December 31, 2011, CHC, the Company’s sole investor, was not permitted to redeem any of its shares until the Company has raised $100,000,000 in the Offering. As no shares were eligible for redemption, no amounts have been recorded in redeemable common stock on the consolidated balance sheet.

Earnings Per Share

Earnings per share are calculated based on the weighted average number of common shares outstanding during each period presented. Diluted income per share considers the effect of all potentially dilutive share equivalents, of which the Company had none during the year ended December 31, 2011 and the period from July 27, 2010 (Date of Inception) to December 31, 2010.

Reportable Segments

The Company’s only operating segment consists of commercial properties, which include activities related to investing in real estate including retail properties. The commercial properties are geographically diversified throughout the United States, and the Company’s chief operating decision maker evaluates operating performance on an overall portfolio level. These commercial properties have similar economic characteristics; therefore the Company’s properties have been aggregated into one reportable segment.

Interest

Interest is charged to interest expense as it accrues. No interest costs were capitalized during the year ended December 31, 2011.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Distributions Payable and Distribution Policy

In order to quality as a REIT, the Company is required, among other things, to make distributions each taxable year equal to at least 90% of its taxable income excluding capital gains. To the extent funds are available, the Company intends to pay regular distributions to stockholders. Distributions are paid to stockholders of record as of the applicable record dates. The Company has not yet elected to be taxed, and has not qualified, as a REIT.

The Company’s board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.002260274 per share for stockholders of record as of each day of the period commencing on December 8, 2011 and ending on December 31, 2011. The payment for each of the daily distributions for this period was made in January 2012.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, (“ASU 2010-29”), which clarifies the manner in which pro forma disclosures are calculated and provides additional disclosure requirements regarding material nonrecurring adjustments recorded as a result of a business combination. ASU 2010-29 was effective for the Company upon the initial acquisition of nine properties in December, and its provisions were applied to the pro forma information presented in Note 4 to these consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements and Disclosures (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, (“ASU 2011-04”), which converges guidance between GAAP and International Financial Reporting Standards to provide a uniform framework of fair value measurements and requires additional disclosures including quantifiable information about unobservable inputs used, a description of valuation processes used and a qualitative discussion about the sensitivity of the measurements to changes in unobservable inputs for Level 3 fair value measurements. ASU 2011-04 became effective for the Company on January 1, 2012. The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, (“ASU 2011-05”), which improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. ASU 2011-05 became effective for the Company on January 1, 2012. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 — FAIR VALUE MEASUREMENTS

GAAP defines fair value, establishes a framework for measuring fair value in GAAP and requires disclosures about fair value measurements. GAAP emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate the fair value. Assets and liabilities are measured using inputs from three levels of the fair value hierarchy as follows:

Level 1 – Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market is defined as a market in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transactions), inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data correlation or other means (market corroborated inputs).

Level 3 – Unobservable inputs, only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Cash and cash equivalents, prepaid expenses, rents and tenant receivables, and accounts payable and accrued expenses – The Company considers the carrying values of these financial instruments to approximate fair value because of the short period of time between origination of the instruments and their expected realization.

Line of credit– The fair value is estimated using a discounted cash flow technique based on estimated borrowing rates available to the Company as of the measurement date. The estimated fair value of the Company’s debt was $21.4 million as of December 31, 2011, which approximated the carrying value on that date of $21.4 million. The Company had no amounts outstanding on the line of credit as of December 31, 2010.

Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial instruments.

NOTE 4 — REAL ESTATE ACQUISITIONS

During the year ended December 31, 2011, the Company acquired a 100% interest in nine commercial properties for an aggregate purchase price of $30.8 million (the “2011 Acquisitions”). The Company purchased the 2011 Acquisitions with a combination of net proceeds from the Offering and proceeds under its secured line of credit. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation:

December 31, 2011
Land	$12,624,154
Building and improvements	15,444,792
Acquired in-place leases	3,603,396
Acquired above-market leases	99,622
Acquired below-market leases	(953,439)

Total purchase price	$30,818,525

In addition, the Company recorded a payable to its advisor for $905,000 for property escrow deposits related to the 2011 Acquisitions. The Company recorded revenue of $155,000 and a net loss for the year ended December 31, 2011 of $359,000 related to the 2011 Acquisitions. In addition, the Company expensed $417,000 of acquisition costs related to the 2011 Acquisitions.

The following information summarizes selected financial information of the Company, as if the 2011 Acquisitions were all completed and the Company commenced material operations on July 26, 2010 (Date of Inception) for each period presented below. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the year ended December 31, 2011 and the period from July 26, 2010 (Date of Inception) to December 31, 2010:

	Year Ended December 31, 2011	For the Period From July 27, 2010 (Date of Inception) to December 31, 2010
Pro Forma Basis (unaudited):
Revenue	$2,522,002	$1,069,127
Net income (loss)	$319,457	$(282,420)

The unaudited pro forma information for the year ended December 31, 2011 was adjusted to exclude $417,000 of acquisition costs related to the 2011 Acquisitions. These costs were recognized in the unaudited pro forma information for the period from July 27, 2010 (Date of Inception) to December 31, 2010. The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of period presented, nor does it purport to represent the results of future operations.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5 — ACQUIRED INTANGIBLE LEASE ASSETS

Acquired intangible lease assets consisted of the following:

As of December 31, 2011
Acquired in place leases, net of accumulated amortization of $9,259 (with a weighted average life of 18.0 years).	$3,594,137
Acquired above market leases, net of accumulated amortization of $361 (with a weighted average life of 11.5 years).	99,261

$3,693,398

As of December 31, 2011, the estimated amortization expense relating to the intangible lease assets for each of the five succeeding fiscal years is as follows:

	Amount
Year Ending December 31,	Leases In- Place	Above Market Leases
2012	$222,220	$8,663
2013	$222,220	$8,663
2014	$222,220	$8,663
2015	$222,220	$8,663
2016	$222,220	$8,663

NOTE 6 — LINE OF CREDIT

On December 8, 2011, Cole OP entered into a secured revolving credit facility (the “Credit Facility”) providing for up to $50.0 million of borrowings pursuant to a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. and other lending institutions that may become parties to the Credit Agreement (collectively the “Lenders”).

The Credit Facility allows Cole OP to borrow up to $50.0 million in revolving loans (the “Revolving Loans”), with the maximum amount outstanding not to exceed (1) 70% of the aggregate value allocated to each qualified property comprising the borrowing base (the “Borrowing Base”) during the period from December 8, 2011 through June 7, 2012 (the “Tier One Period”); (2) 65% of the Borrowing Base during the period from June 8, 2012 to December 7, 2012 (the “Tier Two Period”); and (3) 60% of the Borrowing Base during the period from December 8, 2012 through December 8, 2014 (the “Tier Three Period”). Subsequent to December 31, 2011, the Company modified the terms of the Credit Facility to extend (1) the Tier One Period through the earlier of September 7, 2012 or the date selected by the Company by written notice and (2) the Tier Two Period to the earlier of March 7, 2013 or the date selected by the Company by written notice. As a result of these extensions, the commencement of the Tier Three Period will be the day following the new termination date of the Tier Two Period. As of December 31, 2011, the Borrowing Base under the Credit Facility was approximately $21.4 million based on the underlying collateral pool for qualified properties. Up to 15.0% of the total amount available may be used for issuing letters of credit and up to 10.0% of the Credit Facility, not to exceed $15.0 million may be used for short term (ten day) advances. Subject to meeting certain conditions described in the Credit Agreement and the payment of certain fees, the amount of the Credit Facility may be increased up to a maximum of $250.0 million. The Credit Facility matures on December 8, 2014. Cole OP borrowed $21.4 million under the Credit Facility during the year ended December 31, 2011.

The Revolving Loans bear interest at rates depending upon the type of loan specified by Cole OP. For a Eurodollar rate loan, as defined in the Credit Agreement, the interest rate will be equal to the one-month LIBOR (the “Eurodollar Rate”) for the interest period, plus the applicable rate (the “Eurodollar Applicable Rate”). The Eurodollar Applicable Rate is based upon the applicable period then in effect, and ranges from 2.40% during the Tier Three Period to 2.70% during the Tier One Period. For floating rate loans, the interest rate will be a per annum amount equal to the applicable rate (the “Floating Applicable Rate”) plus the greatest of (1) the Federal Funds Rate plus 0.5%; (2) JPMorgan Chase’s Prime Rate; or (3) LIBOR plus 1.0%. The Floating Applicable Rate is based upon the applicable period then in effect, and ranges from 1.40% during the Tier Three Period to 1.70% during the Tier One Period. As of December 31, 2011, amounts outstanding on our Credit Facility bore interest at an annual rate of 3.01%.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Credit Agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements and dividend payout and REIT status requirements. The Credit Agreement also includes usual and customary events of default and remedies for facilities of this nature. Upon the occurrence of any event of default, the Eurodollar rate loans and base rate committed loans will bear interest payable at an interest rate equal to 5.0% per annum above the interest rate that would otherwise be applicable at that time, until the default is cured. Similarly, the letter of credit fees will be increased to a rate of 5.0% above the letter of credit fee that would otherwise be applicable at that time. In addition to Cole OP breaching any of the terms of the Credit Agreement or related loan documents, events of default include, but are not limited to: (1) the failure to pay any principal when due; (2) the failure to pay interest and fees within five business days after the due date; (3) the occurrence of a change of control; (4) the inability to pay debts as they become due; (5) a material inaccuracy of any representation or warranty; (6) the bankruptcy or insolvency of Cole OP or any consolidated subsidiary; (7) a violation of any financial, negative or other covenants; (8) a violation of ERISA regulations; and (9) judgments against the Company or any consolidated subsidiary in excess of $10.0 million (not covered by insurance) that remain unsatisfied or unstayed for sixty days. If an event of default occurs and is not cured timely, the Lenders shall have no obligation to make further disbursements under the Credit Facility and all outstanding loans shall be immediately due and payable. Based on the Company’s analysis and review of its results of operations and financial condition, as of December 31, 2011, the Company believes it was in compliance with the covenants of the Credit Facility.

Maturities

The following table summarizes the scheduled repayment of the Credit Facility, as amended, assuming no changes in the borrowing base assets:

Year Ending December 31,	Principal Repayments
2012	$1,531,450
2013	1,531,450
2014	18,377,400
Thereafter	—

Total	$21,440,300

NOTE 7 — ACQUIRED BELOW MARKET LEASE INTANGIBLES

Acquired below market lease intangibles consisted of the following:

As of December 31, 2011
Acquired below-market leases, net of accumulated amortization of $2,044 (with a weighted average life of 20.6 years)	$951,395

The increase in net income resulting from the amortization recorded on the intangible lease liability for the year ended December 31, 2011 was $2,000.

As of December 31, 2011, the estimated amortization of the intangible lease liability for each of the five succeeding fiscal years is as follows:

Year Ending December 31,	Amortization of Below Market Leases
2012	$49,045
2013	$49,045
2014	$49,045
2015	$49,045
2016	$49,045

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any material pending legal proceedings of which the outcome is reasonably possible to have a material adverse effect on its results of operations, financial condition or liquidity.

Environmental Matters

In connection with the ownership and operation of real estate, the Company potentially may be liable for costs and damages related to environmental matters. The Company carries environmental liability insurance on its properties that provides coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims. The Company is not aware of any environmental matters which it believes will have a material adverse effect on its consolidated financial statements.

NOTE 9 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS

The Company has incurred, and will continue to incur, fees and expenses payable to Cole Advisors and certain of its affiliates in connection with the Offering, and the acquisition, management and performance of the Company’s assets.

Offering

In connection with the Offering, Cole Capital Corporation (“Cole Capital”), the Company’s dealer-manager, receives, and will continue to receive an asset-based dealer manager fee that is payable in arrears on a monthly basis and accrues daily in an amount equal to 1/365th of 0.55% of the Company’s NAV for such day. Cole Capital, in its sole discretion, may reallow a portion of its dealer-manager fee equal to an amount up to 1/365th of 0.20% of the Company’s NAV to participating broker dealers.

All organization and offering expenses associated with the sale of the Company’s common stock (excluding the dealer-manager fee) are paid for by Cole Advisors or its affiliates and can be reimbursed by the Company up to 0.75% of the aggregate gross offering proceeds. As of December 31, 2011, Cole Advisors or its affiliates had paid organization and offering costs of $4.5 million, related to legal and accounting services, marketing, promotional and printing costs incurred both before and after the Company’s Offering was declared effective by the SEC. Of this amount, $4.4 million was not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. This amount will become payable to Cole Advisors as the Company continues to raise proceeds in the Offering.

No fees or expense reimbursements were incurred by the Company during the period from July 27, 2010 (Date of Inception) through December 31, 2010 for the services described above. The Company incurred the following fees and expense reimbursements for services provided by Cole Advisors or its affiliates for the year ended December 31, 2011:

Year Ended December 31, 2011
Offering:
Dealer manager fee	$3,687
Dealer manager fee reallowed by Cole Capital	$—
Organization and offering expense reimbursement	$75,000

Acquisitions, Operations and Performance

The Company will pay Cole Advisors an asset-based advisory fee that will be payable in arrears on a monthly basis and accrue daily in an amount equal to 1/365th of 0.90% of the Company’s NAV for each day.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company will reimburse Cole Advisors for the operating expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse for any amount by which its operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceeds the greater of (1) 2% of average invested assets, or (2) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse for personnel costs in connection with services for which Cole Advisors receives a separate fee.

In addition, the Company will reimburse Cole Advisors for all out-of-pocket expenses incurred in connection with the acquisition of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be reimbursed to Cole Advisors or its affiliates. Acquisition expenses, together with any acquisition fees paid to third parties for a particular real estate-related asset, will in no event exceed 6% of the gross purchase price.

As incentive compensation for services provided pursuant to the advisory agreement, the Company will pay Cole Advisors a performance fee calculated on the basis of the Company’s total return to stockholders, payable annually in arrears, such that for any year in which the Company’s total return on stockholders’ capital exceeds 6% per annum, Cole Advisors will be entitled to 25% of the excess total return but not to exceed 10% of the aggregate total return for such year. Therefore, payment of the performance-based component of the advisory fee (1) is contingent upon the Company’s actual annual total return exceeding the 6% priority return, (2) will vary in amount based on the Company’s actual performance and total weighted average invested stockholder capital during each year and (3) cannot cause the Company’s total return as a percentage of stockholders’ invested capital for the year to be reduced below 6%.

No fees or expense reimbursements were incurred by the Company during the period from July 27, 2010 (Date of Inception) through December 31, 2010 for the services described above. The Company incurred the following fees for services provided by Cole Advisors or its affiliates during the year ended December 31, 2011:

Year Ended December 31, 2011
Acquisitions, Operations and Performance:
Acquisition expense reimbursement	$—
Advisory fee	$6,033
Operating expense reimbursement	$—
Performance fee	$—

Transactions and Agreements

On December 6, 2011, CHC deposited $10,000,000 for the purchase of shares of common stock in the Offering into escrow. As a result, the Company satisfied the conditions of its escrow agreement and on December 7, 2011, the Company broke escrow and accepted CHC’s subscription for shares of its common stock in the Offering. As of December 31, 2011, CHC was the Company’s sole stockholder.

On December 8, 2011, the Company acquired a 100% interest in the three commercial properties (the “Related Party Acquisitions”) from Series C, LLC (“Series C”), an affiliate of Cole Advisors, for an aggregate purchase price of $11.1 million, exclusive of closing costs. A majority of the Company’s board of directors (including all of the Company’s independent directors) not otherwise interested in the transactions approved the Related Party Acquisitions as being fair and reasonable to the Company, and determined that the aggregate cost to the Company was equal to the aggregate cost of the properties to Series C (including acquisition related expenses). In addition, the aggregate purchase price of the Related Party Acquisitions, exclusive of closing costs, was less than the aggregate current appraised values of the properties.

Other

As of December 31, 2011, $1.1 million was due to Cole Advisors and its affiliates, primarily for escrow deposits and acquisition expenses that were paid on the Company’s behalf in connection with the acquisition of the Company’s properties, organization and offering expenses, advisory fees and dealer manager fees and were included in due to affiliates on the consolidated balance sheet.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 10 — ECONOMIC DEPENDENCY

Under various agreements, the Company has engaged or will engage Cole Advisors and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issue, as well as other administrative responsibilities for the Company including accounting services and investor relations. As a result of these relationships, the Company is dependent upon Cole Advisors and its affiliates. In the event that these companies are unable to provide the Company with these services, the Company would be required to find alternative providers of these services.

NOTE 11 – STOCKHOLDER’S EQUITY

As of December 31, 2011 and 2010, the Company was authorized to issue 490,000,000 shares of common stock and 10,000,000 shares of preferred stock. All shares of such stock have a par value of $.01 per share. On August 11, 2010, the Company sold 20,000 shares of common stock, at $10.00 per share, to CHC. On September 20, 2011, the Company’s board of directors authorized a reverse stock split providing for the combination of each three shares of the Company’s common stock issued and outstanding into two shares of the Company’s common stock, resulting in 13,334 shares of common stock outstanding as of September 21, 2011. The number of shares issued and outstanding, as well as the dollar amount of common stock and capital in excess of par value, as of December 31, 2010, have been retroactively adjusted to reflect this reverse stock split in the Company’s consolidated financial statements. The Company’s board of directors may increase the aggregate number of authorized shares of capital stock or the number of authorize shares of capital stock of any class or series without obtaining stockholder approval.

NAV per Share Calculation

The Company’s per share purchase and redemption price varies from day-to-day. The Company has engaged an independent valuation expert which has expertise in appraising commercial real estate assets, including notes receivable secured by real estate, and related liabilities, to provide, on a rolling quarterly basis, valuations of each of the Company’s commercial real estate assets and related liabilities to be set forth in individual appraisal reports, and to adjust those valuations for events known to the independent valuation expert that it believes are likely to have a material impact on previously provided estimates of the value of the affected commercial real estate assets, notes receivable secured by real estate or related real estate liabilities. In addition, the assets will include liquid assets, which will be priced daily using third party pricing services, and cash and cash equivalents.

The Company has retained a third party fund accountant to calculate the daily NAV per share, which uses a process that reflects (1) estimated values of each of the Company’s commercial real estate assets, related liabilities and notes receivable secured by real estate provided periodically by the Company’s independent valuation expert, in individual appraisal reports, (2) daily updates in the price of liquid assets for which third party market quotes are available, (3) accruals of the daily distributions, and (4) estimates of daily accruals, on a net basis, of the Company’s operating revenues, expenses, debt service costs and fees.

The result of this calculation will be the NAV as of the end of any business day. The NAV per share will be determined by dividing the NAV on such day by the number of shares of common stock outstanding as of the end of such business day, prior to giving effect to any share purchases or redemptions to be effected on such day. At regularly scheduled board of directors meetings, the Company’s board will review the process by which the Company’s advisor estimated the daily accruals and the fund accountant calculated the NAV per share, and the operation and results of the process to determine NAV per share generally. The Company’s NAV is not calculated in accordance with GAAP and is not audited by the independent registered public accounting firm.

Distribution Reinvestment Plan

Pursuant to the DRIP, the Company allows stockholders to elect to have their distributions reinvested in additional shares of the Company’s common stock. The purchase price for shares under the DRIP will be equal to the NAV per share on the date that the distribution is payable, after giving effect to the distribution. Because the dealer manager fee is calculated based on NAV, it reduces NAV with respect to all shares of the Company’s common stock, including shares issued under the DRIP. During the year ended December 31, 2011, no shares were issued under the Company’s DRIP.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Share Redemption Program

The Company has adopted a share redemption plan whereby on a daily basis, stockholders may request that the Company redeem all or any portion of their shares, subject to certain limitations described below. Pursuant to the share redemption program, the Company will initially redeem shares at a redemption price per share on any business day equal to the Company’s NAV per share, without giving effect to any share purchases or redemptions to be effected on such day, less any applicable short-term trading fees. Subject to limited exceptions, stockholders who redeem their shares within the first 365 days from the date of purchase will be subject to a short-term trading fee of 2% of the aggregate NAV per share of the shares of common stock received.

In each calendar quarter, net redemptions will be limited to 5% of the Company’s total NAV as of the end of the immediately preceding quarter. If less than the full 5% limit available for a quarter is used, the unused percentage will be carried over to the next quarter (the “Carryover Percent”), but the maximum carryover percentage will never exceed 15% in the aggregate, and net redemptions in any quarter may never exceed 10% of the prior quarter’s NAV. On each business day, the Company will calculate the maximum amount available for redemptions as 5% plus the Carryover Percent times the prior quarter-end’s NAV, plus share sales for the quarter, minus share redemptions for the quarter (the “Quarterly Limit”). Redemption requests will be satisfied on a first-come-first-served basis up to the Quarterly Limit.

For the quarter following a quarter in which the Quarterly Limit was reached (a “Limit Quarter”), a 5% per quarter redemption limitation will apply on a stockholder by stockholder basis, such that each of the Company’s stockholders will be allowed to request a redemption, at any time during that quarter, for a total of up to 5% of the shares they held as of the last day of the Limit Quarter, plus shares, if any, that the stockholder purchases during the in-progress quarter (the “Flow-regulator”). This prospective methodology for allocating available funds daily during a quarter for which a Flow-regulator is in effect (a “Flow-regulated Quarter”) is designed to treat all stockholders equally during the quarter as a whole, regardless of the particular day during the quarter when they choose to submit their redemption requests, based on the number of shares held by each stockholder as of the prior quarter-end.

If, during a Flow-regulated Quarter, total redemptions for all stockholders in the aggregate are more than two and one-half percent of our total NAV as of the end of the immediately preceding quarter, then the Flow-regulator will continue to apply for the next succeeding quarter. If total redemptions for all stockholders in the aggregate during a Flow-regulated Quarter are equal to or less than two and one-half percent of our total NAV as of the end of the immediately preceding quarter, then the first-come, first-served Quarterly Limit discussed above will come back into effect for the next succeeding quarter, with the Quarterly Limit consisting of five percent plus any remaining amount of the Carryover Percent from the last quarter before the Flow-regulated Quarter (subject to the 10% quarterly limit).

The Company’s board of directors may modify or suspend the redemption plan in its sole discretion if it believes that such action is in the best interest of stockholders.

In addition, the Company has adopted several restrictions with respect to the redemption of CHC’s shares. The Company will not allow CHC to redeem any shares until the Company has raised $100,000,000 in the Offering. Redemption requests made by CHC will only be accepted (1) on the last business day of a calendar quarter, (2) after all redemption requests from all other stockholders for such quarter have been accepted and (3) to the extent that CHC’s redemptions do not cause net redemptions to exceed 5% of the Company’s total NAV as of the end of the immediately preceding quarter. Redemption requests by CHC will otherwise be subject to the same limitations as other stockholder redemption requests as described above.

The Company may fund redemptions with proceeds from any available source, including, but not limited to, available cash, proceeds from sales of additional shares, excess cash flow from operations, sales of liquid investments, incurrence of indebtedness and, if necessary, proceeds from the disposition of real estate properties or real estate-related assets. The Company may reserve borrowing capacity under its Credit Facility and elect to borrow against the Credit Facility in part to redeem shares presented for redemption during periods when the Company does not have sufficient proceeds from the sale of shares to fund all redemption requests. Additionally, the Company’s board of directors may modify or suspend its redemption plan at any time in its sole discretion if it believes that such action is in the best interest of the stockholders.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 12 — INCOME TAXES

For federal income tax purposes, distributions to stockholders of a REIT are characterized as ordinary dividends, capital gain distributions, or nontaxable distributions. However, the Company was not taxed as a REIT for the taxable year ended December 31, 2011 and none of the distribution declared was taxable to the stockholder. Rather, the Company elected to be taxed as a qualified subchapter S subsidiary of its sole stockholder under Section 1361(b)(3)(B) of the Internal Revenue Code of 1986, as amended, for the taxable year ended December 31, 2011. As such, the Company has no income tax provision recorded in its consolidated financial statements for the year ended December 31, 2011. The Company expects to qualify as a REIT for federal income tax purposes beginning with the taxable year ending December 31, 2012.

As of December 31, 2011, the tax basis carrying value of the Company’s land and depreciable real estate assets was $31.1 million.

NOTE 13 — OPERATING LEASES

The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2011, the leases have a weighted-average remaining term of 17.4 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. As of December 31, 2011, the future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases is as follows:

Year ending December 31,	Future Minimum Rental Income
2012	$2,408,236
2013	2,373,211
2014	2,366,206
2015	2,366,206
2016	2,366,206
Thereafter	29,863,200

Total	$41,743,265

NOTE 14 — QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2011. Quarterly results for the period from July 27, 2010 (Date of Inception) to December 31, 2010 have not been presented because the Company had not begun its principal operations during such period. In the opinion of management, the information for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for each period.

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$—	$—	$—	$155,274
Operating loss	—	—	—	(362,872)
Net loss	—	—	—	(416,896)
Basic and diluted net loss per common share (1)	—	—	—	(2.23)
Distributions declared per common share (2)	—	—	—	0.05

(1)	Based on the weighted average number of shares outstanding for the quarter ended December 31, 2011.
(2)	Distributions declared per common share calculated at a rate of $0.002260274 per share per day for the period from December 8, 2011 through December 31, 2011.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 15 — SUBSEQUENT EVENTS

Line of Credit

Subsequent to December 31, 2011, the Company repaid $1.0 million on its Credit Facility and borrowed an additional $1.0 million on its Credit Facility. As of March 28, 2012, $21.4 million remained outstanding. Additionally, the Company modified the terms of the Credit Facility to extend (1) the Tier One Period through the earlier of September 7, 2012 or the date selected by the Company by written notice and (2) the Tier Two Period to the earlier of March 7, 2013 or the date selected by the Company by written notice. As a result of these extensions, the commencement of the Tier Three Period will be the day following the new termination date of the Tier Two Period.

Related Party Fees

Subsequent to December 31, 2011, the Company’s advisor waived its right to receive its advisory fee and the Company’s dealer manager waived its right to receive the dealer manager fee for the period from January 1, 2012 to March 31, 2012. In addition, the Company’s advisor waived its right to receive operating expense reimbursements for the period from January 1, 2011 to March 31, 2012.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

December 31, 2011

		Initial Costs to Company		Total Adjustment to Basis	Gross Amount at Which Carried At December 31, 2011 (2) (3)	Accumulated Depreciation (4) (5)	Date Acquired	Date Constructed
Description (1)	Encumbrances	Land	Buildings & Improvements
Real Estate Held for Investment the Company has Invested in Under Operating Leases
Advance Auto:
Macomb Township, MI	$1,452,500	$718,120	$1,145,823	$—	$1,863,943	$1,290	12/20/2011	2009
CVS:
Austin, TX	2,030,000	1,416,853	1,579,318	—	2,996,171	1,715	12/8/2011	1997
Erie, PA	1,592,500	1,007,152	1,157,106	—	2,164,258	1,237	12/9/2011	1999
Mansfield, OH	1,522,500	269,662	1,690,964	—	1,960,626	1,806	12/9/2011	1998
The Parke:
San Antonio, TX	5,075,000	6,911,678	148,057	—	7,059,735	284	12/9/2011	2008
Tractor Supply:
Brunswick, GA	2,377,900	437,809	2,267,578	—	2,705,387	2,724	12/9/2011	2008
Lockhart, TX	2,087,400	464,318	2,046,158	—	2,510,476	2,375	12/8/2011	2008
Walgreens:
Albuquerque, NM	1,732,500	789,017	1,609,069	—	2,398,086	1,697	12/7/2011	1995
Reidsville, NC	3,570,000	609,545	3,800,719	—	4,410,264	4,086	12/8/2011	2008

TOTAL:	$21,440,300	$12,624,154	$15,444,792	$—	$28,068,946	$17,214

(1)	As of December 31, 2011, the Company owned eight single-tenant, freestanding retail properties and one multi-tenant retail property.
(2)	The aggregate cost for federal income tax purposes is approximately $31.1 million.
(3)	The following is a reconciliation of total real estate carrying value for the year ended December 31, 2011 and the period from July 27, 2010 (Date of Inception) to December 31, 2010:

	Year Ended December 31, 2011	Period from July 27, 2010 (Date of Inception) to December 31, 2010
Balance, beginning of period	$—	$—
Additions
Acquisitions	28,068,946	—
Improvements	—	—

Total additions	28,068,946	—

Deductions
Cost of real estate sold	—	—

Total deductions	—	—

Balance, end of period	$28,068,946	$—

S-1

OLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)

December 31, 2011

(4)	The following is a reconciliation of accumulated depreciation for the year ended December 31, 2011 and the period from July 27, 2010 (Date of Inception) to December 31, 2010:

	Year Ended December 31, 2011	Period from July 27, 2010 (Date of Inception) to December 31, 2010
Balance, beginning of period	$—	$—
Additions
Acquisitions - Depreciation Expense for Building & Tenant Improvements Acquired	17,214	—
Improvements - Depreciation Expense for Tenant Improvements & Building Equipment	—	—

Total additions	17,214	—

Deductions
Cost of real estate sold	—	—

Total deductions	—	—

Balance, end of period	$17,214	$—

(5)	The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, tenant improvements are amortized over the respective lease term and buildings are depreciated over 40 years.

S-2

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March 2012.

Cole Real Estate Income Strategy (Daily NAV), Inc.

By:	/s/ CHRISTOPHER H. COLE
Christopher H. Cole
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ CHRISTOPHER H. COLE Christopher H. Cole	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 30, 2012

/s/ D. KIRK MCALLASTER, JR. D. Kirk McAllaster, Jr.	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 30, 2012

/s/ SIMON J. MISSELBROOK Simon J. Misselbrook	Vice President of Accounting (Principal Accounting Officer)	March 30, 2012

/s/ MARC T. NEMER Marc T. Nemer	Director	March 30, 2012

/s/ GEORGE N. FUGELSANG George N. Fugelsang	Director	March 30, 2012

/s/ ROGER D. SNELL Roger D. Snell	Director	March 30, 2012

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

1.1*	Dealer Manager Agreement between Cole Real Estate Income Strategy (Daily NAV), Inc. and Cole Capital Corporation dated December 6, 2011.

1.2	Form of Selected Dealer Agreement (Incorporated by reference to Exhibit 1.2 to the Company’s pre-effective amendment to Form S-11 (File No. 333-169535), filed on November 3, 2011).

3.1	Articles of Amendment and Restatement of Cole Real Estate Income Strategy (Daily NAV), Inc. dated December 6, 2011 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 333-169535), filed on December 7, 2011).

3.2	Bylaws of Cole Real Estate Income Strategy (Daily NAV), Inc. effective September 28, 2011 (Incorporated by reference to Exhibit 3.2 to the Company’s pre-effective amendment to Form S-11 (File No. 333-169535), filed on November 3, 2011).

3.3	Articles of Amendment to Articles of Amendment and Restatement effective December 22, 2011 (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K (File No. 333-169535), filed on December 22, 2011).

4.1	Distribution Reinvestment Plan (Included as Appendix E to the prospectus) (Incorporated by reference to Exhibit 4.1 to the Company’s pre-effective amendment to Form S-11 (File No. 333-169535), filed on December 6, 2011).

10.1	Advisory Agreement by and between Cole Real Estate Income Strategy (Daily NAV), Inc. and Cole Real Estate Income Strategy (Daily NAV) Advisors, LLC dated September 28, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s pre-effective amendment to Form S-11 (File No. 333-169535), filed on November 3, 2011).

10.2	Independent Valuation Expert Agreement by and between Cole Real Estate Income Strategy (Daily NAV), Inc. (f/k/a Cole Real Estate Income Trust, Inc.) and CB Richard Ellis, Inc. dated September 1, 2011 (Incorporated by reference to Exhibit 10.2 to the Company’s pre-effective amendment to Form S-11 (File No. 333-169535), filed on November 3, 2011).

10.3	Amended and Restated Escrow Agreement by and between Cole Real Estate Income Strategy (Daily NAV), Inc. and UMB Bank, N.A. (Incorporated by reference to Exhibit 10.3 to the Company’s pre-effective amendment to Form S-11 (File No. 333-169535), filed on December 6, 2011).

10.4	Amended and Restated Agreement of Limited Partnership of Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP dated September 28, 2011 (Incorporated by reference to Exhibit 10.4 to the Company’s pre-effective amendment to Form S-11 (File No. 333-169535), filed on November 3, 2011).

10.5*	Purchase and Sale Agreement, dated December 8, 2011, between Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP and Series C, LLC to purchase 100% of the membership interests in Cole TS Lockhart TX, LLC.

10.6*	Purchase and Sale Agreement, dated December 8, 2011, between Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP and Series C, LLC to purchase 100% of the membership interests in Cole WG Reidsville NC, LLC.

Exhibit No.	Description

10.7*	Purchase and Sale Agreement, dated December 8, 2011, between Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP and Series C, LLC to purchase 100% of the membership interests in Cole CV Austin TX, LLC.

10.8*	Purchase Agreement and Escrow Instructions between Cole AA Macomb MI, LLC, and WXZ Retail Group/Macomb, LLC, pursuant to an Assignment of Purchase and Sale Agreement dated September 2, 2011.

10.9*	Master Purchase Agreement and Escrow Instructions between Cole CV Erie PA, LLC, Cole CV Mansfield OH, LLC, 12th & Parade Street Company, LLC and 1411 Lexington Avenue Company, LLC, pursuant to an Assignment of Purchase and Sale Agreement dated September 12, 2011.

10.10*	Purchase and Sale Agreement by and between Cole MT San Antonio TX, LLC, and HEB Grocery Company, LP, pursuant to an Assignment of Purchase and Sale Agreement dated September 6, 2011.

10.11*	Master Purchase Agreement and Escrow Instructions between Cole TS Brunswick GA, LLC, and RLM/TS Brunswick, LLC, pursuant to an Assignment of Purchase and Sale Agreement dated August 24, 2011.

10.12*	Master Purchase Agreement and Escrow Instructions between Cole WG Albuquerque NM, LLC, and Westland Devco, LLC, pursuant to an Assignment of Purchase and Sale Agreement dated August 18, 2011.

10.13*	Borrowing Base Revolving Line of Credit Agreement dated December 8, 2011 by and among Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP as borrower, and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders referenced therein, and J.P. Morgan Securities LLC, as sole bookrunner and sole lead arranger.

10.14*	Modification Agreement dated March 20, 2012 by and among Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP as borrower, and JPMorgan Chase Bank, N.A., as administrative agent and lender.

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Company’s pre-effective amendment to Form S-11 (File No. 333-169535), filed on December 6, 2011).

31.1*	Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	In accordance with Item 601(b) (32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.