Form 10-Q
period 2012-03-31
COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
filed 2012-05-15
CIK 1498542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 14, 2012, there were 682,504 shares of common stock, par value $0.01, of Cole Real Estate Income Strategy (Daily NAV), Inc. outstanding.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

PART I

FINANCIAL INFORMATION

The accompanying condensed consolidated unaudited interim financial statements as of and for the three months ended March 31, 2012 have been prepared by Cole Real Estate Income Strategy (Daily NAV), Inc. (the “Company,” “we,” “us” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statement of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We make no representation or warranty (expressed or implied) about the accuracy of any such forward-looking statement contained in the Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the “Item 1A – Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and in conjunction with our discussion regarding forward-looking statements in the “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

	December 31, 2011	December 31, 2011
	March 31, 2012	December 31, 2011
ASSETS
Investment in real estate assets:
Land	$12,624,154	$12,624,154
Buildings and improvements, less accumulated depreciation of $120,499 and $17,214, respectively	15,324,293	15,427,578
Acquired intangible lease assets, less accumulated amortization of $67,341 and $9,620, respectively	3,649,096	3,693,398

Total investment in real estate assets, net	31,597,543	31,745,130
Cash and cash equivalents	285,014	1,134,899
Rents and tenant receivables	142,925	40,414
Prepaid expenses and other assets	25,919	1,473
Deferred financing costs, less accumulated amortization of $54,976 and $11,734, respectively	463,926	507,168

Total assets	$32,515,327	$33,429,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Line of credit	$21,440,300	$21,440,300
Accounts payable and accrued expenses	222,159	128,727
Due to affiliates	208,084	1,085,314
Acquired below market lease intangibles, less accumulated amortization of $14,305 and $2,044, respectively	939,134	951,395
Distributions payable	47,528	36,888
Deferred rental income and other liabilities	80,721	118,931

Total liabilities	22,937,926	23,761,555

Commitments and contingencies
Redeemable common stock	2,500	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 490,000,000 shares authorized, 680,167 and 680,000 shares issued and outstanding, respectively	6,802	6,800
Capital in excess of par value	10,114,493	10,114,513
Accumulated distributions in excess of earnings	(546,394)	(453,784)

Total stockholders’ equity	9,574,901	9,667,529

Total liabilities and stockholders’ equity	$32,515,327	$33,429,084

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF OPERATIONS

Three Months Ended
March 31, 2012
Revenues:
Rental and other property income	$613,237
Tenant reimbursement income	46,956

Total revenues	660,193

Expenses:
General and administrative expenses	199,356
Property operating expenses	51,474
Acquisition related expenses	1,318
Depreciation	103,285
Amortization	55,555

Total operating expenses	410,988

Operating income	249,205

Other expense:
Interest expense	202,320

Net income	$46,885

Weighted average number of common shares outstanding:
Basic and diluted	680,055

Net income per common share:
Basic and diluted	$0.07

Distributions declared per common share:	$0.21

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in	Accumulated Distributions	Total
	Number of Shares	Par Value	Excess of Par Value	in Excess of Earnings	Stockholders’ Equity
Balance, January 1, 2012	680,000	$6,800	$10,114,513	$(453,784)	$9,667,529
Issuance of common stock	167	2	2,498	—	2,500
Distributions to investors	—	—	—	(139,495)	(139,495)
Other offering costs	—	—	(18)	—	(18)
Changes in redeemable common stock	—	—	(2,500)	—	(2,500)
Net income	—	—	—	46,885	46,885

Balance, March 31, 2012	680,167	$6,802	$10,114,493	$(546,394)	$9,574,901

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF CASH FLOWS

Three Months Ended
March 31, 2012
Cash flows from operating activities:
Net income	$46,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	103,285
Amortization of intangible lease assets and below market lease intangibles, net	45,460
Amortization of deferred financing costs	43,242
Changes in assets and liabilities:
Rents and tenant receivables	(102,511)
Prepaid expenses and other assets	(24,446)
Accounts payable and accrued expenses	90,979
Deferred rental income and other liabilities	(38,210)
Due to affiliates	27,752

Net cash provided by operating activities	192,436

Cash flows from investing activities:
Investment in real estate assets	(915,966)

Net cash used in investing activities	(915,966)

Cash flows from financing activities:
Repayments of line of credit	(1,000,000)
Proceeds from line of credit	1,000,000
Proceeds from issuance of common stock	2,500
Distributions to investors	(128,855)

Net cash used in financing activities	(126,355)

Net decrease in cash and cash equivalents	(849,885)
Cash and cash equivalents, beginning of period	1,134,899

Cash and cash equivalents, end of period	$285,014

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$47,528
Accrued capital expenditures	$2,453
Accrued other offering costs due to affiliates	$18
Supplemental Cash Flow Disclosures:
Interest paid	$155,296

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

March 31, 2012

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

On August 11, 2010, the Company sold $200,000 in shares of common stock to Cole Holdings Corporation (“CHC”), an affiliate of the Company’s sponsor. On December 6, 2011, pursuant to a registration statement filed on Form S-11 under the Securities Act of 1933, as amended (the “Registration Statement”), the Company commenced its initial public offering on a “best efforts” basis of $4,000,000,000 in shares of common stock (the “Offering”). Of this amount, the Company is offering $3,500,000,000 in shares in a primary offering and has reserved and is offering $500,000,000 in shares pursuant to a distribution reinvestment plan (the “DRIP”). Pursuant to the terms of the Offering, the Company was required to deposit all subscription proceeds in escrow pursuant to the terms of an escrow agreement with UMB Bank, N.A. until the Company received subscriptions aggregating at least $10,000,000. On December 6, 2011, CHC deposited $10,000,000 for the purchase of shares of common stock in the offering into escrow. As a result, the Company satisfied the conditions of the escrow agreement and on December 7, 2011, the Company broke escrow and commenced principal operations.

The Company’s board of directors approved the initial offering price of $15.00, which was the purchase price of the Company’s shares during the escrow period. Now that the escrow period has concluded, the per share purchase price varies from day-to-day and, on each business day, is equal to the Company’s net asset value (“NAV”) divided by the number of shares outstanding as of the close of business on such day. The Company’s NAV per share is calculated daily as of the close of business by a fund accountant using a process that reflects (1) estimated values of each of the Company’s commercial real estate assets, related liabilities and notes receivable secured by real estate provided periodically by the Company’s independent valuation expert in individual appraisal reports, (2) daily updates in the price of liquid assets for which third party market quotes are available, (3) accruals of daily distributions, and (4) estimates of daily accruals, on a net basis, of operating revenues, expenses, debt service costs and fees. The Company’s NAV is not audited by its independent registered public accounting firm.

The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio primarily consisting of (1) necessity retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States and U.S. protectorates, (2) notes receivable secured by commercial real estate, including the origination of loans, and (3) cash, cash equivalents, other short-term investments and traded real estate-related securities. As of March 31, 2012, the Company owned nine properties located in seven states, containing 212,468 rentable square feet of commercial space, including square feet of buildings which are on land subject to ground leases. As of March 31, 2012, these properties were 98% leased.

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

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2012

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2011, and related notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Consolidated results of operations and cash flows for the period ending March 31, 2011 have not been presented as the Company had no revenue, expense, or cash activity during such period.

The accompanying condensed consolidated unaudited financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions, and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company will adjust the real estate and related assets to their respective fair values and recognize an impairment loss. Generally fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. As of March 31, 2012, the Company had not identified any impairment indicators related to its properties.

When developing estimates of future cash flows, the Company will make assumptions such as future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the number of months needed to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in estimating future cash flows could result in a different assessment of the property’s future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the fair value of the real estate and related assets.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2012

When a real estate asset is identified as held for sale, the Company will cease depreciation and amortization of the assets and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, is less than the carrying value of the asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no properties identified as held for sale as of March 31, 2012 or December 31, 2011.

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

Concentration of Credit Risk

As of March 31, 2012, the Company had cash on deposit at three financial institutions, none of which had deposits in excess of federally insured limits. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2012

As of March 31, 2012, Tractor Supply Company, CVS Caremark Corporation and Walgreen Co. each accounted for 23% of the Company’s 2012 gross annualized rental revenues. The Company also has certain geographic concentrations in its property holdings. In particular, as of March 31, 2012, three of the Company’s properties were located in Texas, one property was located in North Carolina and one property was located in Georgia, accounting for 44%, 15% and 12%, respectively, of the Company’s 2012 gross annualized rental revenues.

Offering and Related Costs

Cole Advisors funds all of the organization and offering costs associated with the sale of the Company’s common stock (excluding the dealer-manager fee) and is reimbursed for such costs up to 0.75% of gross proceeds from the Offering. As of March 31, 2012, Cole Advisors has paid $5.5 million in connection with the Offering, of which $5.4 million was not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. This amount will become payable to Cole Advisors as the Company raises additional proceeds in the Offering. The offering costs, which include items such as legal and accounting fees, marketing, and promotional printing costs, are recorded as a reduction of capital in excess of par value along with the dealer-manager fee in the period in which they become payable.

Due to Affiliates

As of March 31, 2012, $208,000 was due to Cole Advisors and its affiliates primarily related to acquisition expenses, organization and offering costs and insurance costs paid on the Company’s behalf. As of December 31, 2011, $1.1 million was due to Cole Advisors and its affiliates primarily related to property escrow deposits, acquisition expenses, organization and offering costs and insurance costs paid on the Company’s behalf.

Redeemable Common Stock

The Company has adopted a share redemption program that permits its stockholders to sell their shares, which is subject to certain limitations. The Company records amounts that are redeemable under the share redemption program as redeemable common stock outside of permanent equity in its condensed consolidated unaudited balance sheets because the shares are mandatorily redeemable at the option of the holder and therefore their redemption is outside the control of the Company. Redeemable common stock is recorded at the greater of the carrying amount or redemption value each reporting period. Changes in the value from period to period are recorded as an adjustment to capital in excess of par.

As of March 31, 2012, CHC, owner of 99.98% of the Company’s common stock, is not permitted to redeem any of its shares until the Company has raised $100,000,000 in the Offering. As of March 31, 2012, approximately 167 shares held by third party investors were eligible for redemption and $2,500 was recorded as redeemable common stock on the condensed consolidated unaudited balance sheet.

New Accounting Pronouncements

In June 2011, the U.S. Financial Accounting Standards Board issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 became effective for the Company beginning January 1, 2012. The adoption of ASU 2011-05 did not have a material effect on the Company’s consolidated financial statements or disclosures, because the Company’s net loss equals its comprehensive loss.

NOTE 3 — FAIR VALUE MEASUREMENTS

GAAP defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. GAAP emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2012

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate the fair value. Assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as follows:

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

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Cash and cash equivalents, prepaid expenses, rents and tenant receivables, and accounts payable and accrued expenses – The Company considers the carrying values of these financial assets and liabilities to approximate fair value because of the short period of time between their origination and their expected realization.

Line of credit – The fair value is estimated using a discounted cash flow analysis based on estimated borrowing rates available to the Company as of the measurement date. The estimated fair value of the Company’s debt was $21.4 million as of March 31, 2012 and December 31, 2011, which approximated the carrying value on such dates. The fair value of the Company’s debt is estimated using Level 2 inputs.

Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial instruments.

NOTE 4 — REAL ESTATE ASSETS

The Company made no real estate acquisitions during the three months ended March 31, 2012. In connection with the Company’s 2011 acquisitions, the Company recorded a payable to its advisor for $905,000 for property escrow deposits paid on the Company’s behalf. During the three months ended March 31, 2012, the Company reimbursed its advisor in full for such amounts. In addition, the Company incurred $13,000 in leasing commissions related to the leasing of vacant space at the Company’s multi-tenant property during the three months ended March 31, 2012.

NOTE 5 — LINE OF CREDIT

As of March 31, 2012, the Company had $21.4 million of debt outstanding under its secured revolving credit facility, as amended (the “Credit Facility”). The Credit Facility provides up to $50.0 million of borrowings pursuant to a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. and other lending institutions that may become parties to the Credit Agreement (collectively the “Lenders”).

The Credit Facility allows Cole OP to borrow up to $50.0 million in revolving loans, with the maximum amount outstanding not to exceed the borrowing base (the “Borrowing Base”), calculated as (1) 70% of the aggregate value allocated to each qualified property comprising eligible collateral (collectively, the “Qualified Properties”) during the period from December 8, 2011 through the earlier of September 7, 2012 or the date selected by the Company by written notice (the “Tier One Period”); (2) 65% of the value allocated to the Qualified Properties during the period from September 8, 2012 to the earlier of March 7, 2013 or the date selected by the Company by written notice (the “Tier Two Period”); and (3) 60% of the value allocated to the Qualified Properties during the period from March 8, 2013 through December 8, 2014 (the “Tier Three Period”). As of March 31, 2012, the Borrowing Base under the Credit Facility was approximately $21.4 million based on the value allocated to the Qualified Properties. Up to 15.0% of the total amount available may be used for issuing letters of credit and up to 10.0% of the Credit Facility, not to exceed $15.0 million may be used for short term (ten day) advances. Subject to meeting certain conditions described in the Credit Agreement and the payment of certain fees, the amount of the Credit Facility may be increased up to a maximum of $250.0 million. The Credit Facility matures on December 8, 2014. As of March 31, 2012, amounts outstanding on the Credit Facility accrued interest at an annual rate of 3.00%.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2012

The Credit Agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements and dividend payout and REIT status requirements. Based on the Company’s analysis and review of its results of operations and financial condition, as of March 31, 2012, the Company believes it was in compliance with the covenants of the Credit Facility.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any pending legal proceedings of which the outcome is reasonably possible to have a material effect on its results of operations, financial condition or liquidity.

Environmental Matters

In connection with the ownership and operation of real estate, the Company potentially may be liable for costs and damages related to environmental matters. The Company carries environmental liability insurance on its properties that provides coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims. The Company is not aware of any environmental matters which it believes is reasonably possible to have a material effect on its results of operations, financial condition or liquidity.

NOTE 7 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS

The Company has incurred, and will continue to incur, fees and expenses payable to Cole Advisors and certain of its affiliates in connection with the Offering, and the acquisition, management and performance of the Company’s assets.

Offering

In connection with the Offering, Cole Capital Corporation (“Cole Capital”), the Company’s dealer-manager, receives, and will continue to receive an asset-based dealer manager fee that is payable in arrears on a monthly basis and accrues daily in an amount equal to 1/365th of 0.55% of the Company’s NAV for such day. Cole Capital, in its sole discretion, may reallow a portion of its dealer-manager fee equal to an amount up to 1/365th of 0.20% of the Company’s NAV to participating broker dealers. Cole Capital waived its right to receive its dealer-manager fee for the three months ended March 31, 2012; accordingly, no such amounts were recorded during the three months ended March 31, 2012.

All organization and offering expenses associated with the sale of the Company’s common stock (excluding the dealer-manager fee) are paid for by Cole Advisors or its affiliates and can be reimbursed by the Company up to 0.75% of the aggregate gross offering proceeds. As of March 31, 2012, Cole Advisors or its affiliates had paid organization and offering costs of $5.5 million, related to legal and accounting services, marketing, promotional and printing costs incurred both before and after the Company’s Offering was declared effective by the SEC. Of this amount, $5.4 million was not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. This amount will become payable to Cole Advisors as the Company continues to raise proceeds in the Offering. During the three months ended March 31, 2012, the Company recorded $18 of organization and offering expense reimbursements.

Acquisitions, Operations and Performance

The Company will pay Cole Advisors an asset-based advisory fee that will be payable in arrears on a monthly basis and accrue daily in an amount equal to 1/365th of 0.90% of the Company’s NAV for each day. Cole Advisors has waived its right to receive advisory fees for the three months ended March 31, 2012; accordingly, no such amounts were recorded during the three months ended March 31, 2012.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2012

The Company will reimburse Cole Advisors for the operating expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse for any amount by which its operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceeds the greater of (1) 2% of average invested assets, or (2) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse for personnel costs in connection with services for which Cole Advisors receives a separate fee. Cole Advisors has waived its right to receive operating expense reimbursements for the three months ended March 31, 2012; accordingly, the Company did not reimburse its advisor for any such expenses during the three months ended March 31, 2012.

In addition, the Company will reimburse Cole Advisors for all out-of-pocket expenses incurred in connection with the acquisition of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be reimbursed to Cole Advisors or its affiliates. Acquisition expenses, together with any acquisition fees paid to third parties for a particular real estate-related asset, will in no event exceed 6% of the gross purchase price. During the three months ended March 31, 2012, the Company did not reimburse Cole Advisors for any acquisition expenses.

As incentive compensation for services provided pursuant to the advisory agreement, the Company will pay Cole Advisors a performance fee calculated on the basis of the Company’s total return to stockholders, payable annually in arrears, such that for any year in which the Company’s total return on stockholders’ capital exceeds 6% per annum, Cole Advisors will be entitled to 25% of the excess total return but not to exceed 10% of the aggregate total return for such year. Therefore, payment of the performance-based component of the advisory fee (1) is contingent upon the Company’s actual annual total return exceeding the 6% priority return, (2) will vary in amount based on the Company’s actual performance and total weighted average invested stockholder capital during each year and (3) cannot cause the Company’s total return as a percentage of stockholders’ invested capital for the year to be reduced below 6%. During the three months ended March 31, 2012, the Company did not record performance fees payable to Cole Advisors.

Due to Affiliates

As of March 31, 2012 $208,000 was due to Cole Advisors and its affiliates, primarily related to acquisition expenses that were paid on the Company’s behalf in connection with the acquisition of the Company’s properties, organization and offering expenses, insurance costs paid on the Company’s behalf, advisory fees and dealer manager fees and were included in due to affiliates on the condensed consolidated unaudited balance sheet. As of December 31, 2011 $1.1 million was due to Cole Advisors and its affiliates, primarily related to escrow deposits and acquisition expenses that were paid on the Company’s behalf in connection with the acquisition of the Company’s properties, organization and offering expenses, advisory fees and dealer manager fees and were included in due to affiliates on the condensed consolidated unaudited balance sheet.

NOTE 8 — ECONOMIC DEPENDENCY

Under various agreements, the Company has engaged or will engage Cole Advisors and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issuance, as well as other administrative responsibilities for the Company including accounting services and investor relations. As a result of these relationships, the Company is dependent upon Cole Advisors and its affiliates. In the event that these companies are unable to provide the Company with these services, the Company would be required to find alternative providers of these services.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2012

NOTE 9 – OPERATING LEASES

The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2012, the leases have a weighted-average remaining term of 17.1 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. As of March 31, 2012, the future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases is as follows:

Future Minimum
Year ending December 31,	Rental Income
2012	$2,461,053
2013	2,462,090
2014	2,462,090
2015	2,462,090
2016	2,462,090
Thereafter	31,676,283

Total	$43,985,696

During the three months ended March 31, 2012, the Company leased 2,500 square feet of previously vacant space at its multi-tenant property. The lease, which expires in 2022, is accounted for as an operating lease and provides $49,065 in annualized straight-line rent.

NOTE 10 — SUBSEQUENT EVENTS

Status of the Offering

As of May 14, 2012, the Company had received $10.2 million in gross offering proceeds through the issuance of approximately 682,504 shares of its common stock in the Offering (including shares issued pursuant to the Company’s DRIP).

Related Party Fees

Subsequent to March 31, 2012, the Company’s advisor waived its right to receive its advisory fee and the Company’s dealer manager waived its right to receive the dealer manager fee for the period from April 1, 2012 to June 30, 2012. In addition, the Company’s advisor waived its right to receive operating expense reimbursements for the period from April 1, 2012 to June 30, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto and the other unaudited financial data included elsewhere in this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011. The terms “we,” “us,” “our” and the “Company” refer to Cole Real Estate Income Strategy (Daily NAV), Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated unaudited financial statements and the notes thereto.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q of Cole Real Estate Income Strategy (Daily NAV), Inc., other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words.

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

•	our ability to raise a substantial amount of capital in the near term;

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Quarterly Report on Form 10-Q is filed with the SEC. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in “Item 1A – Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property indebtedness. Rental and other property income accounted for 93% of our total revenue for the three months ended March 31, 2012. As 98% of our rentable square feet was under lease as of March 31, 2012, with a weighted average remaining lease term of 17.1 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant’s credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.

As of March 31, 2012, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets, net of gross intangible lease liabilities, was 70%, and all of our debt was subject to variable interest rates. Should we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any current variable rate debt, refinancings, or new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions, if any, by entering into purchase agreements and loan commitments simultaneously so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with our future property acquisitions, if any, or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing terms for future acquisitions or refinancing, our results of operations may be adversely affected.

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

The economic downturn led to high unemployment rates and a decline in consumer spending. These economic trends have adversely impacted the real estate markets by causing higher tenant vacancies, declining rental rates and declining property values. In 2011 and the first quarter of 2012, the economy has improved and continues to show signs of recovery. Additionally, the real estate markets have experienced an improvement in property values, occupancy and rental rates; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As March 31, 2012, 98% of our rentable square feet was under lease. However, if the recent improvements in economic conditions do not continue, we may experience vacancies or be required to reduce rental rates on occupied space. If we do experience vacancies, Cole Advisors will actively seek to lease our vacant space, however, such space may be leased at lower rental rates and for shorter lease terms than our current leases provide.

Results of Operations

On December 7, 2011, we commenced our principal operations and as of March 31, 2012, we owned eight single-tenant, freestanding commercial properties and one multi-tenant retail center, of which 98% of the gross rentable square feet was under lease. Because we did not commence principal operations until December 7, 2011, comparative financial information is not presented for the three months ended March 31, 2011.

Three Months Ended March 31, 2012

Revenue for the three months ended March 31, 2012 totaled $660,000. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 93% of our total revenue. We also paid certain operating expenses subject to reimbursement by our tenants, which resulted in $47,000 in tenant reimbursement income during the three months ended March 31, 2012.

General and administrative expenses for the three months ended March 31, 2012 totaled $199,000, primarily related to fees paid to our independent directors, fees for unused amounts under our Credit Facility, insurance, legal fees, accounting fees, state income taxes and other organization costs. For the three months ended March 31, 2012, property operating expenses were $51,000, primarily related to taxes, insurance, repairs and maintenance. Depreciation and amortization expenses were $159,000 during the three months ended March 31, 2012.

Our acquisitions during the year ended December 31, 2011 were financed with proceeds from our Offering and $21.4 million in borrowings from our Credit Facility. During the three months ended March 31, 2012, we incurred interest expense of $202,000, which included $43,000 in amortization of deferred financing costs. Our debt financing costs in future periods will vary based on our level of future borrowings, which will depend on the level of investor proceeds raised, the cost and availability of borrowings, and the opportunity to acquire real estate assets in accordance with our investment strategy.

Distributions

Our board of directors authorized a daily distribution, based on 366 days in the calendar year, of $0.002254099 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2012 and ending on June 30, 2012. During the three months ended March 31, 2012, we paid distributions of $129,000. The distributions paid during the three months ended March 31, 2012 were fully funded by net cash provided by operating activities.

Liquidity and Capital Resources

General

Our principal demands for funds will be for real estate and real estate related investments, for the payment of acquisition related expenses, operating expenses, distributions and redemptions to stockholders and principal and interest on any current and any future indebtedness. Generally, cash needs for items other than acquisitions and acquisition related expenses will be generated from operations of our current and future investments. We expect to meet cash needs for acquisitions from the net proceeds of our Offering and from debt financings. The sources of our operating cash flows will primarily be driven by the rental income received from current and future leased properties. We expect to continue to raise capital through our Offering and to utilize such funds and future proceeds from secured or unsecured financing to complete future property acquisitions. As of March 31, 2012, we had raised $10.2 million of gross proceeds from our Offering.

Short-term Liquidity and Capital Resources

On a short-term basis, our principal demands for funds will be for operating expenses, distributions and interest and principal on current and any future indebtedness. We expect to meet our short-term liquidity requirements through net cash provided by property operations and proceeds from the Offering, as well as secured or unsecured borrowings from banks and other lenders to finance our expected future acquisitions.

We expect our operating cash flows to increase as additional properties are added to our portfolio. In accordance with the terms of our Credit Facility, as amended, the maximum amount available for borrowing will decrease from 70% of the aggregate value allocated to each qualified property comprising the borrowing base to 65% on September 8, 2012 and 60% on March 8, 2013. Assuming there is no change to our borrowing base assets, we will be required to repay a total of $3.1 million on our Credit Facility, as amended, within the next 12 months. We expect to repay this amount using available cash, net cash flows provided by operations and proceeds from the Offering. In the future, we intend to reduce our aggregate borrowings as a percentage of our real estate assets.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for property and other asset acquisitions and the payment of tenant improvements, operating expenses, including debt service payments on any outstanding indebtedness, and distributions and redemptions to our stockholders. We expect to meet our long-term liquidity requirements through proceeds from the sale of our common stock, secured or unsecured financings from banks and other lenders, any available capacity on our Credit Facility by the addition of properties to the borrowing base, and net cash flows provided by operations.

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

As of March 31, 2012, we had received and accepted subscriptions for approximately 680,167 shares of common stock for gross proceeds of $10.2 million. As of March 31, 2012, we had not received any requests and we had not redeemed any shares of our common stock.

As of March 31, 2012, we had $21.4 million of debt outstanding on our Credit Facility and no additional availability based on the current borrowing base assets. See Note 5 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of the Credit Facility. Based on an analysis and review of our results of operations and financial condition, as of March 31, 2012, we believe we were in compliance with the covenants of the Credit Facility.

Our contractual obligations as of March 31, 2012 were as follows:

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - line of credit	$21,440,300	$3,062,900	$18,377,400	$—	$—
Interest payments - line of credit	1,574,331	626,363	947,968	—	—

Total	$23,014,631	$3,689,263	$19,325,368	$—	$—

(1)	The table does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

Our charter prohibits us from incurring debt that would cause our borrowings to exceed 75% of our gross assets, valued at the aggregate cost (before depreciation and other non-cash reserves), unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report. As of March 31, 2012, our ratio of debt to total gross real estate assets net of gross intangible lease liabilities exceeded the 60% limitation, which was approved by our independent directors. The independent directors believed such borrowing levels were justified for the following reasons:

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

Cash Flow Analysis

Operating Activities. Net cash provided by operating activities was $192,000 for the three months ended March 31, 2012, primarily due to net income of $47,000, depreciation of $103,000, an increase in accounts payable and accrued expenses of $91,000 and amortization of intangibles and deferred financing costs of $89,000. Cash provided by operations was offset by an increase in rents and tenant receivables of $103,000, a decrease in deferred rental income received of $38,000 and a decrease in prepaid expenses of $24,000. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Investing Activities. Net cash used in investing activities was $916,000 for the three months ended March 31, 2012, resulting from the reimbursement of $905,000 of property escrow deposits paid by Cole Advisors on our behalf and $11,000 in leasing commissions related to the leasing of vacant space at our multi-tenant property.

Financing Activities. Net cash used in financing activities was $126,000 for the three months ended March 31, 2012, primarily due to distributions to investors of $129,000.

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

For the taxable year ended December 31, 2011, we elected to be taxed as a qualified subchapter S subsidiary of our sole shareholder under Section 1361(b)(3)(B) of the Internal Revenue Code of 1986, as amended. As such, no provision for federal income taxes has been made in our accompanying consolidated financial statements. We may be subject to certain state and local taxes related to the operations of properties in certain locations, which, if applicable, have been provided for in our accompanying condensed consolidated unaudited financial statements.

Critical Accounting Policies and Estimates

Our accounting policies have been established to conform to GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the following:

•	Investment in and Valuation of Real Estate and Related Assets;

•	Allocation of Purchase Price of Real Estate and Related Assets;

•	Revenue Recognition; and

•	Income Taxes.

A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2011, and our critical accounting policies have not changed during the three months ended March 31, 2012. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2011, and related notes thereto.

Commitments and Contingencies

We may be subject to certain contingencies and commitments with regard to certain transactions. Refer to Note 6 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanations.

Related-Party Transactions and Agreements

We have entered into agreements with Cole Advisors and its affiliates, whereby we agree to pay certain fees, or reimburse certain expenses of, Cole Advisors or its affiliates for acquisition and advisory fees and expenses, organization and offering costs, sales commissions, dealer manager fees, and reimbursement of certain operating costs. See Note 7 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a further explanation of the various related-party transactions, agreements and fees.

Subsequent Events

Certain events occurred subsequent to March 31, 2012 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 10 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation.

New Accounting Pronouncements

We adopted new accounting pronouncements during the three months ended March 31, 2012. Refer to Note 2 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation.

Off Balance Sheet Arrangements

As of March 31, 2012 and December 31, 2011, we had no material off-balance sheet arrangements that had or are reasonably possible to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In connection with the acquisition of our properties, we have obtained variable rate debt financing, and are therefore exposed to changes in LIBOR. As of March 31, 2012, we had $21.4 million of variable rate debt outstanding on our Credit Facility, and a change of 50 basis points in interest rates would result in a change in interest expense of $107,000 per annum. In the future, our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. In addition, we expect that we may enter into derivative financial instruments such as interest rate swaps, interest rate caps, and rate lock arrangements in order to mitigate our interest rate risk. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2012, were effective to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) in connection with the foregoing evaluations that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 11, 2010, we sold 20,000 shares of common stock, at $10.00 per share to CHC, the indirect owner of Cole Advisors and our dealer manager, for a total amount of $200,000. We issued these shares in a private transaction exempt from the registration requirements of the Securities Act. On September 20, 2011, our board of directors authorized a reverse stock split providing for the combination of each three shares of our common stock issued and outstanding into two shares of our common stock, resulting in 13,334 shares of common stock issued to CHC subsequent to the reverse stock split.

On December 6, 2011, our Registration Statement on Form S-11 (Registration No. 333-169535) for our public offering (the “Offering”) of up to $4.0 billion in shares of common stock was declared effective under the Securities Act. The Registration Statement covers up to $3.5 billion in shares in a primary offering and up to $500.0 million in shares pursuant to our distribution reinvestment plan. On December 6, 2011, CHC deposited $10.0 million for the purchase of shares of common stock in the Offering into escrow. As a result, we satisfied the conditions of our escrow agreement and on December 7, 2011, we broke escrow and accepted the investor’s subscription for 666,666 shares of our common stock in the Offering, at a price of $15.00 per share, resulting in gross proceeds of $10.0 million. Additionally, as of March 31, 2012, we were authorized to issue 10.0 million shares of preferred stock, but had none issued or outstanding.

As of March 31, 2012, we had issued approximately 680,167 shares in the Offering for gross proceeds of $10.2 million, out of which we recorded $3,687 in dealer-manager fees and $75,018 in organization and offering costs as a liability due to Cole Advisors. With the net offering proceeds of $10.1 million and $21.4 million in borrowings from our Credit Facility, we acquired $30.8 million in real estate and related assets and incurred $418,000 of acquisition related expenses. As of May 14, 2012, we have sold approximately 682,504 shares in the Offering for gross offering proceeds of $10.2 million.

Item 3. Defaults Upon Senior Securities

No events occurred during the three months ended March 31, 2012 that would require a response to this item.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No events occurred during the three months ended March 31, 2012 that would require a response to this item.

Item 6. Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cole Real Estate Income Strategy (Daily NAV), Inc. (Registrant)

By:	/s/ Simon J. Misselbrook
	Name:	Simon J. Misselbrook
	Title:	Senior Vice President of Accounting
(Principal Accounting Officer)

Date: May 14, 2012

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Articles of Amendment and Restatement of Cole Real Estate Income Strategy (Daily NAV), Inc. dated December 6, 2011 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 333-169535), filed on December 7, 2011).

3.2	Bylaws of Cole Real Estate Income Strategy (Daily NAV), Inc. effective September 28, 2011 (Incorporated by reference to Exhibit 3.2 to the Company’s pre-effective amendment to Form S-11 (File No. 333-169535), filed on November 3, 2011).

3.3	Articles of Amendment to Articles of Amendment and Restatement effective December 22, 2011 (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K (File No. 333-169535), filed on December 22, 2011).

4.1	Distribution Reinvestment Plan (Included as Appendix E to the prospectus) (Incorporated by reference to Exhibit 4.1 to the Company’s pre-effective amendment to Form S-11 (File No. 333-169535), filed on December 6, 2011).

10.1	Modification Agreement dated March 20, 2012 by and among Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP as borrower, and JPMorgan Chase Bank, N.A., as administrative agent and lender (Incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K (File No. 333-169535), filed on March 30, 2012).

31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	In accordance with Item 601(b) (32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.