Form 10-Q
period 2012-06-30
COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
filed 2012-08-14
CIK 1498542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 333-169535
__________________________________________
COLE REAL ESTATE INCOME STRATEGY
(DAILY NAV), INC.
(Exact name of registrant as specified in its charter)
__________________________________________

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
 ________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 13, 2012, there were 707,303 shares of common stock, par value $0.01, of Cole Real Estate Income Strategy (Daily NAV), Inc. outstanding.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

PART I
FINANCIAL INFORMATION
The accompanying condensed consolidated unaudited interim financial statements as of and for the three and six months ended June 30, 2012 have been prepared by Cole Real Estate Income Strategy (Daily NAV), Inc. (the “Company,” “we,” “us” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.
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

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

	June 30, 2012	December 31, 2011
ASSETS
Investment in real estate assets:
Land	$12,624,154	$12,624,154
Buildings and improvements, less accumulated depreciation of $223,825 and $17,214, respectively	15,230,592	15,427,578
Acquired intangible lease assets, less accumulated amortization of $125,074 and $9,620, respectively	3,609,448	3,693,398
Total investment in real estate assets, net	31,464,194	31,745,130
Cash and cash equivalents	421,371	1,134,899
Rents and tenant receivables	181,862	40,414
Prepaid expenses and other assets	16,667	1,473
Deferred financing costs, less accumulated amortization of $99,627 and $11,734, respectively	427,495	507,168
Total assets	$32,511,589	$33,429,084
LIABILITIES AND STOCKHOLDERS’ EQUITY
Line of credit	$21,440,300	$21,440,300
Accounts payable and accrued expenses	245,247	128,727
Due to affiliates	288,058	1,085,314
Acquired below market lease intangibles, less accumulated amortization of $26,566 and $2,044, respectively	926,873	951,395
Distributions payable	46,296	36,888
Deferred rental income and other liabilities	53,578	118,931
Total liabilities	23,000,352	23,761,555
Commitments and contingencies
Redeemable common stock	86,046	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 490,000,000 shares authorized, 685,463 and 680,000 shares issued and outstanding, respectively	6,855	6,800
Capital in excess of par value	10,110,405	10,114,513
Accumulated distributions in excess of earnings	(692,069)	(453,784)
Total stockholders’ equity	9,425,191	9,667,529
Total liabilities and stockholders’ equity	$32,511,589	$33,429,084
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF OPERATIONS

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
Revenues:
Rental and other property income	$625,904	$1,239,141
Tenant reimbursement income	41,414	88,370
Total revenues	667,318	1,327,511
Expenses:
General and administrative expenses	196,572	395,928
Property operating expenses	49,880	101,354
Advisory expenses	61,344	61,344
Acquisition related expenses	—	1,318
Depreciation	103,326	206,611
Amortization	55,567	111,122
Total operating expenses	466,689	877,677
Operating income	200,629	449,834
Other expense:
Interest expense	206,242	408,562
Net (loss) income	$(5,613)	$41,272
Weighted average number of common shares outstanding:
Basic and diluted	682,821	681,438
Net (loss) income per common share:
Basic and diluted	$(0.01)	$0.06
Distributions declared per common share	$0.21	$0.41
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2012	680,000	$6,800	$10,114,513	$(453,784)	$9,667,529
Issuance of common stock	5,463	55	82,558	—	82,613
Distributions to investors	—	—	—	(279,557)	(279,557)
Other offering costs	—	—	(620)	—	(620)
Changes in redeemable common stock	—	—	(86,046)	—	(86,046)
Net income	—	—	—	41,272	41,272
Balance, June 30, 2012	685,463	$6,855	$10,110,405	$(692,069)	$9,425,191
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF CASH FLOWS

Six Months Ended
June 30, 2012
Cash flows from operating activities:
Net income	$41,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	206,611
Amortization of intangible lease assets and below market lease intangibles, net	90,932
Amortization of deferred financing costs	87,893
Changes in assets and liabilities:
Rents and tenant receivables	(141,448)
Prepaid expenses and other assets	(15,194)
Accounts payable and accrued expenses	112,769
Deferred rental income and other liabilities	(65,353)
Due to affiliates	107,124
Net cash provided by operating activities	424,606
Cash flows from investing activities:
Investment in real estate and related assets	(942,378)
Net cash used in investing activities	(942,378)
Cash flows from financing activities:
Repayments of line of credit	(1,000,000)
Proceeds from line of credit	1,000,000
Proceeds from issuance of common stock	82,500
Distributions to investors	(270,036)
Deferred financing costs paid	(8,220)
Net cash used in financing activities	(195,756)
Net decrease in cash and cash equivalents	(713,528)
Cash and cash equivalents, beginning of period	1,134,899
Cash and cash equivalents, end of period	$421,371

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$46,296
Accrued capital expenditures	$3,751
Accrued other offering costs due to affiliate	$620
Common stock issued through distribution reinvestment plan	$113
Supplemental Cash Flow Disclosures:
Interest paid	$315,535
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
June 30, 2012

NOTE 1 —	ORGANIZATION AND BUSINESS
Cole Real Estate Income Strategy (Daily NAV), Inc. (the “Company”) is a Maryland corporation that was formed on July 27, 2010. Substantially all of the Company’s business is conducted through Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP (“Cole OP”), a Delaware limited partnership. The Company is the sole general partner of and owns a 99.99% partnership interest in Cole OP. Cole Real Estate Income Strategy (Daily NAV) Advisors, LLC (“Cole Advisors”), the advisor to the Company, is the sole limited partner and owner of an insignificant noncontrolling partnership interest of less than 0.01% of Cole OP. The Company intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the taxable year ending December 31, 2012.
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
The Company’s board of directors approved the initial offering price of $15.00, which was the purchase price of the Company’s shares during the escrow period. Now that the escrow period has concluded, the per share purchase price varies from day-to-day and, on each business day, is equal to the Company’s net asset value (“NAV”) divided by the number of shares outstanding as of the close of business on such day. The Company’s NAV per share is calculated daily as of the close of business by a fund accountant using a process that reflects (1) estimated values of each of the Company’s commercial real estate assets, related liabilities and notes receivable secured by real estate provided periodically by the Company’s independent valuation expert in individual appraisal reports, (2) daily updates in the price of liquid assets for which third party market quotes are available, (3) accruals of daily distributions, and (4) estimates of daily accruals, on a net basis, of operating revenues, expenses, debt service costs and fees. The NAV per share as of June 30, 2012 was $15.75. The Company’s NAV is not audited by its independent registered public accounting firm.
The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio primarily consisting of (1) necessity retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States and U.S. protectorates, (2) notes receivable secured by commercial real estate, including the origination of loans, and (3) cash, cash equivalents, other short-term investments and traded real estate-related securities. As of June 30, 2012, the Company owned nine properties located in seven states, containing 212,575 rentable square feet of commercial space, including square feet of buildings which are on land subject to ground leases. As of June 30, 2012, these properties were 100% leased.
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
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2012

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2011, and related notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Consolidated results of operations and cash flows for the periods ended June 30, 2011 have not been presented as the Company had no revenue, expense, or cash activity during such periods.
The condensed consolidated unaudited financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
Investment in and Valuation of Real Estate and Related Assets
Real estate and related assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate and related assets consist of the cost of acquisition, excluding acquisition related expenses, construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate and related assets and leasing costs. All repairs and maintenance are expensed as incurred.
The Company is required to make subjective assessments as to the useful lives of its depreciable assets. The Company considers the period of future benefit of each respective asset to determine the appropriate useful life of the assets. Real estate and related assets, other than land, are depreciated or amortized on a straight-line basis. The estimated useful lives of the Company’s real estate and related assets by class are generally as follows:

Building and capital improvements	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions, and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate and related assets to their respective fair values and recognize an impairment loss. Generally fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. As of June 30, 2012, the Company had not identified any impairment indicators related to its properties.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2012

When developing estimates of expected future cash flows, the Company makes certain assumptions regarding future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the expected number of months it takes to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in estimating expected future cash flows could result in a different determination of the property’s expected future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the fair value of the real estate and related assets.
When a real estate asset is identified by the Company as held for sale, the Company ceases depreciation and amortization of the assets related to the property and estimates the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of June 30, 2012 or December 31, 2011.
Allocation of Purchase Price of Real Estate and Related Assets
Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their respective fair values. Acquisition related expenses are expensed as incurred. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). The Company obtains an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
The fair values of above market and below market lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease. The above market and below market lease values are capitalized as intangible lease assets or liabilities, respectively. Above market lease values are amortized as a reduction to rental income over the remaining terms of the respective leases. Below market leases are amortized as an increase to rental income over the remaining terms of the respective leases, including any bargain renewal periods. In considering whether or not the Company expects a tenant to execute a bargain renewal option, the Company evaluates economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, remaining lease term, the tenant mix of the leased property, the Company’s relationship with the tenant and the availability of competing tenant space. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market or below market lease values relating to that lease would be recorded as an adjustment to rental income.
The fair values of in-place leases include estimates of direct costs associated with obtaining a new tenant and opportunity costs associated with lost rental and other property income which are avoided by acquiring a property with an in-place lease. Direct costs associated with obtaining a new tenant include commissions and other direct costs, and are estimated in part by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. The intangible values of opportunity costs, which are calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease are capitalized as intangible lease assets and are amortized to expense over the remaining term of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.
The Company estimates the fair value of assumed mortgage notes payable based upon indications of current market pricing for similar types of debt financing with similar maturities. Assumed mortgage notes payable are initially recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and the mortgage note’s outstanding principal balance is amortized to interest expense over the term of the respective mortgage note payable.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2012

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
Concentration of Credit Risk
As of June 30, 2012, the Company had cash on deposit at three financial institutions, none of which had deposits in excess of federally insured levels. The Company limits the investment of significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

As of June 30, 2012, Tractor Supply Company, CVS Caremark Corporation and Walgreen Co. each accounted for 22% of the Company’s 2012 gross annualized rental revenues. The Company also has certain geographic concentrations in its property holdings. In particular, as of June 30, 2012, three of the Company’s properties were located in Texas, one property was located in North Carolina and one property was located in Georgia, accounting for 46%, 14% and 12%, respectively, of the Company’s 2012 gross annualized rental revenues.
Offering and Related Costs
Cole Advisors funds all of the organization and offering costs associated with the sale of the Company’s common stock (excluding the dealer-manager fee) and is reimbursed for such costs up to 0.75% of gross proceeds from the Offering. As of June 30, 2012, Cole Advisors has paid $6.2 million in connection with the Offering, of which $6.1 million was not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. This amount will become payable to Cole Advisors as the Company raises additional proceeds in the Offering. The offering costs, which include items such as legal and accounting fees, marketing, and promotional printing costs, are recorded as a reduction of capital in excess of par value along with the dealer-manager fee in the period in which they become payable.
Due to Affiliates
As of June 30, 2012, $288,000 was due to Cole Advisors and its affiliates primarily related to acquisition expenses that were paid on the Company’s behalf in connection with the acquisition of the Company’s properties, performance fees payable, and organization and offering expenses. As of December 31, 2011, $1.1 million was due to Cole Advisors and its affiliates primarily related to escrow deposits and acquisition expenses that were paid on the Company’s behalf in connection with the acquisition of the Company’s properties.
Redeemable Common Stock
The Company has adopted a share redemption program that permits its stockholders to sell their shares, subject to certain limitations. The Company records amounts that are redeemable under the share redemption program as redeemable common stock outside of permanent equity in its condensed consolidated unaudited balance sheets because the shares are mandatorily redeemable at the option of the holder and therefore their redemption is outside the control of the Company. Redeemable common stock is recorded at the greater of the carrying amount or redemption value each reporting period. Changes in the value from period to period are recorded as an adjustment to capital in excess of par.
As of June 30, 2012, CHC, owner of 99.2% of the Company’s common stock, is not permitted to redeem any of its shares until the Company has raised $100,000,000 in the Offering. As of June 30, 2012, approximately 5,463 shares held by third party investors were eligible for redemption and were recorded as redeemable common stock on the condensed consolidated unaudited balance sheet, at the NAV per share, for a total of $86,000.
New Accounting Pronouncements
In June 2011, the U.S. Financial Accounting Standards Board issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 became effective for the Company beginning January 1, 2012. The adoption of ASU 2011-05 did not have a material effect on the Company’s consolidated financial statements or disclosures, because the Company’s net (loss) income is equal to its comprehensive (loss) income.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2012

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
Level 3 – Unobservable inputs, which are only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Cash and cash equivalents – The Company considers the carrying values of these financial assets to approximate fair value because of the short period of time between their origination and their expected realization.
Line of credit – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The estimated fair value of the Company’s debt was $21.4 million as of June 30, 2012 and December 31, 2011, which approximated the carrying value on such dates. The fair value of the Company’s debt is estimated using Level 2 inputs.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of June 30, 2012, there have been no transfers of financial assets or liabilities between levels.

NOTE 4 —	REAL ESTATE ASSETS
The Company made no real estate acquisitions during the six months ended June 30, 2012. In connection with the Company’s 2011 acquisitions, the Company recorded a payable to Cole Advisors as of December 31, 2011 for $905,000 for property escrow deposits paid on the Company’s behalf. During the six months ended June 30, 2012, the Company reimbursed Cole Advisors in full for such amounts. In addition, during the three and six months ended June 30, 2012, the Company incurred $28,000 and $41,000, respectively, in leasing commissions and capital expenditures resulting primarily from the lease-up of vacant space at the Company’s multi-tenant property.

NOTE 5 —	LINE OF CREDIT
As of June 30, 2012, the Company had $21.4 million of debt outstanding under its secured revolving credit facility, as amended (the “Credit Facility”). The Credit Facility provides up to $50.0 million of borrowings pursuant to a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. and other lending institutions that may become parties to the Credit Agreement.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2012

The Credit Facility allows Cole OP to borrow up to $50.0 million in revolving loans, with the maximum amount outstanding not to exceed the borrowing base (the “Borrowing Base”), calculated as (1) 70% of the aggregate value allocated to each qualified property comprising eligible collateral (collectively, the “Qualified Properties”) during the period from December 8, 2011 through the earlier of September 7, 2012 or the date selected by the Company by written notice (the “Tier One Period”); (2) 65% of the value allocated to the Qualified Properties during the period from September 8, 2012 to the earlier of March 7, 2013 or the date selected by the Company by written notice (the “Tier Two Period”); and (3) 60% of the value allocated to the Qualified Properties during the period from March 8, 2013 through December 8, 2014 (the “Tier Three Period”). As of June 30, 2012, the Borrowing Base under the Credit Facility was approximately $21.4 million based on the value allocated to the Qualified Properties. Up to 15.0% of the total amount available may be used for issuing letters of credit and up to 10.0% of the Credit Facility, not to exceed $15.0 million may be used for short term (ten day) advances. Subject to meeting certain conditions described in the Credit Agreement and the payment of certain fees, the amount of the Credit Facility may be increased up to a maximum of $250.0 million. The Credit Facility matures on December 8, 2014. As of June 30, 2012, amounts outstanding on the Credit Facility accrued interest at an annual rate of 2.95%.
The Credit Agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements and dividend payout and REIT status requirements. Based on the Company’s analysis and review of its results of operations and financial condition, as of June 30, 2012, the Company believes it was in compliance with the covenants of the Credit Facility.

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
Offering
In connection with the Offering, Cole Capital Corporation (“Cole Capital”), the Company’s dealer-manager, receives, and will continue to receive an asset-based dealer manager fee that is payable in arrears on a monthly basis and accrues daily in an amount equal to 1/365th of 0.55% of the Company’s NAV for such day. Cole Capital, in its sole discretion, may reallow a portion of its dealer-manager fee equal to an amount up to 1/365th of 0.20% of the Company’s NAV to participating broker dealers. Cole Capital waived its right to receive its dealer-manager fee for the six months ended June 30, 2012; accordingly, no such amounts were recorded during the three and six months ended June 30, 2012.
All organization and offering expenses associated with the sale of the Company’s common stock (excluding the dealer-manager fee) are paid for by Cole Advisors or its affiliates and can be reimbursed by the Company up to 0.75% of the aggregate gross offering proceeds. As of June 30, 2012, Cole Advisors or its affiliates had paid organization and offering costs of $6.2 million, related to legal and accounting services, marketing, promotional and printing costs incurred both before and after the Company’s Offering was declared effective by the SEC. Of this amount, $6.1 million was not included in the financial statements of the Company; such costs were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. This amount will become payable to Cole Advisors as the Company continues to raise proceeds in the Offering. The Company recorded $600 of organization and offering expense reimbursements during the three and six months ended June 30, 2012.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2012

Acquisitions, Operations and Performance
The Company pays Cole Advisors an asset-based advisory fee that is payable in arrears on a monthly basis and accrues daily in an amount equal to 1/365th of 0.90% of the Company’s NAV for each day. Cole Advisors has waived its right to receive advisory fees for the six months ended June 30, 2012; accordingly, no such amounts were recorded during the three and six months ended June 30, 2012.
The Company will reimburse Cole Advisors for the operating expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse for any amount by which its operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceeds the greater of (1) 2% of average invested assets, or (2) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse for personnel costs in connection with services for which Cole Advisors receives a separate fee. Cole Advisors has waived its right to receive operating expense reimbursements for the six months ended June 30, 2012; accordingly, the Company did not reimburse its advisor for any such expenses during the three and six months ended June 30, 2012.
In addition, the Company will reimburse Cole Advisors for all out-of-pocket expenses incurred in connection with the acquisition of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be reimbursed to Cole Advisors or its affiliates. Acquisition expenses, together with any acquisition fees paid to third parties for a particular real estate-related asset, will in no event exceed 6% of the gross purchase price. During the three and six months ended June 30, 2012, the Company did not reimburse Cole Advisors for any acquisition expenses.
As incentive compensation for services provided pursuant to the advisory agreement, the Company will pay Cole Advisors a performance fee calculated on the basis of the Company’s total return to stockholders, payable annually in arrears, such that for any year in which the Company’s total return on stockholders’ capital exceeds 6% per annum, Cole Advisors will be entitled to 25% of the excess total return but not to exceed 10% of the aggregate total return for such year. During the three and six months ended June 30, 2012, the Company accrued performance fees of $61,000, which may be payable to Cole Advisors at December 31, 2012 based on the Company’s total annual return to stockholders. Payment of the performance-based component of the advisory fee (1) is contingent upon the Company’s actual annual total return exceeding the 6% priority return, (2) will vary in amount based on the Company’s actual performance and total weighted average invested stockholder capital during each year and (3) cannot cause the Company’s total return as a percentage of stockholders’ invested capital for the year to be reduced below 6%.
Due to Affiliates
As of June 30, 2012, $288,000 was due to Cole Advisors and its affiliates, related to acquisition expenses that were paid on the Company’s behalf in connection with the acquisition of the Company’s properties, performance fees payable, organization and offering expenses and insurance costs paid on the Company’s behalf and were included in due to affiliates on the condensed consolidated unaudited balance sheet. As of December 31, 2011, $1.1 million was due to Cole Advisors and its affiliates, related to escrow deposits and acquisition expenses that were paid on the Company’s behalf in connection with the acquisition of the Company’s properties, organization and offering expenses, advisory and dealer manager fees and were included in due to affiliates on the condensed consolidated unaudited balance sheet.

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

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2012

NOTE 9 —	OPERATING LEASES
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2012, the leases have a weighted-average remaining term of 16.5 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. As of June 30, 2012, the future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, assuming no exercise of renewal options, for the period from July 1, 2012 through December 31, 2012 and for the succeeding five fiscal years is as follows:

Future Minimum Rental Income
July 1, 2012 through December 31, 2012	$1,279,018
2013	2,547,061
2014	2,547,061
2015	2,547,061
2016	2,547,061
2017	2,532,860
Thereafter	27,979,815
Total	$41,979,937

NOTE 10 —	SUBSEQUENT EVENTS
Status of the Offering
As of August 13, 2012, the Company had received $10.6 million in gross offering proceeds through the issuance of approximately 707,303 shares of its common stock in the Offering (including shares issued pursuant to the Company’s DRIP).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011. The terms “we,” “us,” “our” and the “Company” refer to Cole Real Estate Income Strategy (Daily NAV), Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated unaudited financial statements and the notes thereto.
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

Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property indebtedness. Rental and other property income accounted for 94% and 93% of our total revenue for the three and six months ended June 30, 2012, respectively. As 100% of our rentable square feet was under lease as of June 30, 2012, with a weighted average remaining lease term of 16.5 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant’s credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
As of June 30, 2012, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets, net of gross intangible lease liabilities, was 69%, and all of our debt was subject to variable interest rates. Should we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any current variable rate debt, refinancings, or new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions by entering into purchase agreements and loan commitments simultaneously, or through loan assumption, so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with future property acquisitions or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing for future acquisitions or refinancing, our results of operations may be adversely affected.
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
The economic downturn led to high unemployment rates and a decline in consumer spending. These economic trends have adversely impacted the real estate markets by causing higher tenant vacancies, declining rental rates and declining property values. In 2011 and the first half of 2012, the economy improved and continues to show signs of recovery. Additionally, the real estate markets have experienced an improvement in property values, occupancy and rental rates; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of June 30, 2012, 100% of our rentable square feet was under lease. However, if the recent improvements in economic conditions do not continue, we may experience vacancies or be required to reduce rental rates on occupied space. If we do experience vacancies, Cole Advisors will actively seek to lease our vacant space, however, such space may be leased at lower rental rates and for shorter lease terms than our current leases provide.

Results of Operations
On December 7, 2011, we commenced our principal operations and as of June 30, 2012, we owned eight single-tenant, freestanding commercial properties and one multi-tenant retail center, of which 100% of the gross rentable square feet was under lease. Because we did not commence principal operations until December 7, 2011, comparative financial information is not presented for the three and six months ended June 30, 2011.

Three Months Ended June 30, 2012
Revenue for the three months ended June 30, 2012 totaled $667,000. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 94% of our total revenue. We also paid certain operating expenses subject to reimbursement by our tenants, which resulted in $41,000 in tenant reimbursement income during the three months ended June 30, 2012.
General and administrative expenses for the three months ended June 30, 2012 totaled $197,000, primarily related to fees paid to our independent directors, fees for unused amounts under our Credit Facility, insurance, legal fees and accounting fees. For the three months ended June 30, 2012, property operating expenses were $50,000, primarily related to property taxes, insurance, repairs and maintenance. In addition, advisory expenses were $61,000 related to the performance fee recorded for the three months ended June 30, 2012. Depreciation and amortization expenses were $159,000 during the three months ended June 30, 2012.
Our acquisitions during the year ended December 31, 2011 were financed with proceeds from our Offering and $21.4 million in borrowings from our Credit Facility. During the three months ended June 30, 2012, we incurred interest expense of $206,000, which included $45,000 in amortization of deferred financing costs. Our debt financing costs in future periods will vary based on our level of future borrowings, which will depend on the level of investor proceeds raised, the cost and availability of borrowings, and the opportunity to acquire real estate assets in accordance with our investment strategy.
Six Months Ended June 30, 2012
Revenue for the six months ended June 30, 2012 totaled $1.3 million. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 93% of our total revenue. We also paid certain operating expenses subject to reimbursement by our tenants, which resulted in $88,000 in tenant reimbursement income during the six months ended June 30, 2012.
General and administrative expenses for the six months ended June 30, 2012 totaled $396,000, primarily related to fees paid to our independent directors, fees for unused amounts under our Credit Facility, insurance, legal fees and accounting fees. For the six months ended June 30, 2012, property operating expenses were $101,000, primarily related to property taxes, insurance, repairs and maintenance. In addition, advisory expenses were $61,000 related to the performance fee recorded for the six months ended June 30, 2012. Depreciation and amortization expenses were $318,000 during the six months ended June 30, 2012.
Our acquisitions during the year ended December 31, 2011 were financed with proceeds from our Offering and $21.4 million in borrowings from our Credit Facility. During the six months ended June 30, 2012, we incurred interest expense of $409,000, which included $88,000 in amortization of deferred financing costs. Our debt financing costs in future periods will vary based on our level of future borrowings, which will depend on the level of investor proceeds raised, the cost and availability of borrowings, and the opportunity to acquire real estate assets in accordance with our investment strategy.
Distributions
Our board of directors authorized a daily distribution, based on 366 days in the calendar year, of $0.002254099 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2012 and ending on September 30, 2012. During the six months ended June 30, 2012, we paid distributions of $270,000, including $113 through the issuance of shares pursuant to our DRIP. The distributions paid during the six months ended June 30, 2012 were fully funded by net cash provided by operating activities.
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
We expect our operating cash flows to increase as additional properties are added to our portfolio. In accordance with the terms of our Credit Facility, as amended, the maximum amount available for borrowing will decrease from 70% of the aggregate value allocated to each qualified property comprising the borrowing base to 65% on September 8, 2012 and 60% on March 8, 2013. Assuming there is no change to the number or value of our borrowing base assets, we will be required to repay a total of $3.1 million on our Credit Facility, as amended, within the next 12 months. We expect to repay this amount using available cash, net cash flows provided by operations, proceeds from the Offering and potential additional financings and refinancings. After we have acquired a substantial portfolio, we intend to further reduce our aggregate borrowings as a percentage of our real estate assets.
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
As of June 30, 2012, we had received and accepted subscriptions for approximately 685,463 shares of common stock for gross proceeds of $10.3 million. As of June 30, 2012, CHC, owner of 99.2% of our common stock, is not permitted to redeem any of its shares until we have raised $100,000,000 in the Offering. As of June 30, 2012, approximately 5,463 shares held by third party investors were eligible for redemption; however, we had not received any redemption requests or redeemed any shares of our common stock.
As of June 30, 2012, we had $21.4 million of debt outstanding on our Credit Facility and no additional availability based on the current borrowing base assets. See Note 5 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of the Credit Facility. Based on an analysis and review of our results of operations and financial condition, as of June 30, 2012, we believe we were in compliance with the covenants of the Credit Facility.
Our contractual obligations as of June 30, 2012 were as follows:

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - line of credit	$21,440,300	$3,062,900	$18,377,400	$—	$—
Interest payments - line of credit	1,388,213	593,084	795,129	—	—
Total	$22,828,513	$3,655,984	$19,172,529	$—	$—
_______________

(1)	The table above does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

Our charter prohibits us from incurring debt that would cause our borrowings to exceed 75% of our gross assets, valued at the aggregate cost (before depreciation and other non-cash reserves), unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report. As of June 30, 2012, our ratio of debt to total gross real estate assets net of gross intangible lease liabilities exceeded the 60% limitation, which was approved by our independent directors. The independent directors believed such borrowing levels were justified for the following reasons:

•	the borrowings enabled us to purchase our initial properties and earn rental income more quickly;

•
the property acquisitions were likely to increase the proceeds from the Offering by allowing us to show potential investors actual acquisitions, thereby improving our ability to meet our goal of acquiring a diversified portfolio of properties to generate current income for investors and preserve investor capital; and

•	based on expected equity sales at the time and certain terms in the Credit Facility, the higher leverage was likely to exceed the 60% limitation only for a limited period of time.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities was $425,000 for the six months ended June 30, 2012, primarily due to net income before non-cash adjustments for depreciation, amortization of intangibles and amortization of deferred financing costs of $427,000. This property operating income was partially offset by changes in our working capital balances. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities was $942,000 for the six months ended June 30, 2012, resulting from the reimbursement of $905,000 of property escrow deposits paid by Cole Advisors on our behalf, $27,000 in leasing commissions and lease related costs resulting from the lease-up of vacant space at our multi-tenant property and $10,000 in additional capital expenditures.
Financing Activities. Net cash used in financing activities was $196,000 for the six months ended June 30, 2012, resulting from distributions to investors of $270,000 and deferred financing costs of $8,000. Cash used in financing activities was offset by proceeds from the issuance of common stock of $83,000.
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
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2011, and our critical accounting policies have not changed during the six months ended June 30, 2012. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2011, and related notes thereto.
Commitments and Contingencies
We may be subject to certain contingencies and commitments with regard to certain transactions. Refer to Note 6 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanations.
Related-Party Transactions and Agreements
We have entered into agreements with Cole Advisors and its affiliates, whereby we agree to pay certain fees, or reimburse certain expenses of, Cole Advisors or its affiliates for advisory and performance fees, organization and offering costs, dealer manager fees, and reimbursement of certain acquisition and operating costs. See Note 7 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a further explanation of the various related-party transactions, agreements and fees.
Subsequent Events
Certain events occurred subsequent to June 30, 2012 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 10 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation.
New Accounting Pronouncements
Refer to Note 2 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off Balance Sheet Arrangements
As of June 30, 2012 and December 31, 2011, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
In connection with the acquisition of our properties, we have obtained variable rate debt financing, and are therefore exposed to changes in LIBOR. As of June 30, 2012, we had $21.4 million of variable rate debt outstanding on our Credit Facility, and a change of 50 basis points in interest rates would result in a change in interest expense of $107,000 per annum. In the future, our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. In addition, we expect that we may enter into derivative financial instruments such as interest rate swaps, interest rate caps, and rate lock arrangements in order to mitigate our interest rate risk. To the extent we enter into such arrangements, we will be exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2012, were effective to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) in connection with the foregoing evaluations that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On December 6, 2011, our Registration Statement on Form S-11 (Registration No. 333-169535) for our public offering (the “Offering”) of up to $4.0 billion in shares of common stock was declared effective under the Securities Act. The Registration Statement covers up to $3.5 billion in shares in a primary offering and up to $500.0 million in shares pursuant to our distribution reinvestment plan. On December 6, 2011, CHC deposited $10.0 million for the purchase of shares of common stock in the Offering into escrow. As a result, we satisfied the conditions of our escrow agreement and on December 7, 2011, we broke escrow and accepted the investor’s subscription for 666,666 shares of our common stock in the Offering, at a price of $15.00 per share, resulting in gross proceeds of $10.0 million. Additionally, as of June 30, 2012, we were authorized to issue 10.0 million shares of preferred stock, but had none issued or outstanding.
As of June 30, 2012, we had issued approximately 685,463 shares in the Offering for gross proceeds of $10.3 million, out of which we paid $4,000 in dealer-manager fees and recorded $76,000 in organization and offering costs as a liability due to Cole Advisors. With the net offering proceeds of $10.2 million and $21.4 million in borrowings from our Credit Facility, we acquired $30.8 million in real estate and related assets and incurred $418,000 of acquisition related expenses. As of August 13, 2012, we have sold approximately 707,303 shares in the Offering for gross offering proceeds of $10.6 million.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended June 30, 2012 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
No events occurred during the three months ended June 30, 2012 that would require a response to this item.

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
Name: Simon J. Misselbrook
Title: Senior Vice President of Accounting (Principal Accounting Officer)
Date: August 13, 2012

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.3
Second Articles of Amendment to Articles of Amendment and Restatement effective May 31, 2012 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 333-169535), filed on June 1, 2012).

3.4
Bylaws of Cole Real Estate Income Strategy (Daily NAV), Inc. effective September 28, 2011 (Incorporated by reference to Exhibit 3.2 to the Company’s pre-effective amendment to Form S-11 (File No. 333-169535), filed on November 3, 2011).

3.5	First Amendment of Bylaws effective June 14, 2012 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 333-169535), filed on June 19, 2012).

4.1
Distribution Reinvestment Plan (Included as Appendix E to the prospectus) (Incorporated by reference to Exhibit 4.1 to the Company’s pre-effective amendment to Form S-11 (File No. 333-169535), filed on December 6, 2011).

31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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