Form 10-Q
period 2012-09-30
COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
filed 2012-11-09
CIK 1498542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 9, 2012, there were 802,060 shares of common stock, par value $0.01, of Cole Real Estate Income Strategy (Daily NAV), Inc. outstanding.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

PART I
FINANCIAL INFORMATION
The accompanying condensed consolidated unaudited interim financial statements as of and for the three and nine months ended September 30, 2012 have been prepared by Cole Real Estate Income Strategy (Daily NAV), Inc. (the “Company,” “we,” “us” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, comprehensive income, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We make no representation or warranty (expressed or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the “Item 1A – Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and in conjunction with our discussion regarding forward-looking statements in the “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

	September 30, 2012	December 31, 2011
ASSETS
Investment in real estate assets:
Land	$12,624,154	$12,624,154
Buildings and improvements, less accumulated depreciation of $327,170 and $17,214, respectively	15,163,735	15,427,578
Acquired intangible lease assets, less accumulated amortization of $184,307 and $9,620, respectively	3,560,679	3,693,398
Total investment in real estate assets, net	31,348,568	31,745,130
Investment in marketable securities	208,913	—
Total investment in real estate assets and marketable securities, net	31,557,481	31,745,130
Cash and cash equivalents	549,976	1,134,899
Rents and tenant receivables	243,016	40,414
Prepaid expenses and other assets	171,022	1,473
Deferred financing costs, less accumulated amortization of $143,574 and $11,734, respectively	385,419	507,168
Total assets	$32,906,914	$33,429,084
LIABILITIES AND STOCKHOLDERS’ EQUITY
Line of credit	$21,440,300	$21,440,300
Accounts payable and accrued expenses	262,325	128,727
Due to affiliates	229,493	1,085,314
Acquired below market lease intangibles, less accumulated amortization of $38,828 and $2,044, respectively	914,611	951,395
Distributions payable	48,815	36,888
Deferred rental income and other liabilities	37,058	118,931
Total liabilities	22,932,602	23,761,555
Commitments and contingencies
Redeemable common stock	753,227	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 490,000,000 shares authorized, 727,612 and 680,000 shares issued and outstanding, respectively	7,276	6,800
Capital in excess of par value	10,086,869	10,114,513
Accumulated distributions in excess of earnings	(874,496)	(453,784)
Accumulated other comprehensive income	1,436	—
Total stockholders’ equity	9,221,085	9,667,529
Total liabilities and stockholders’ equity	$32,906,914	$33,429,084
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
Revenues:
Rental and other property income	$640,062	$1,879,203
Tenant reimbursement income	19,753	108,123
Interest income on marketable securities	264	264
Total revenues	660,079	1,987,590
Expenses:
General and administrative expenses	214,592	610,520
Property operating expenses	44,422	145,776
Advisory expenses	72,026	133,370
Acquisition related expenses	—	1,318
Depreciation	103,345	309,956
Amortization	57,068	168,190
Total operating expenses	491,453	1,369,130
Operating income	168,626	618,460
Other expense:
Interest expense	203,823	612,385
Net (loss) income	$(35,197)	$6,075
Weighted average number of common shares outstanding:
Basic and diluted	709,949	691,011
Net (loss) income per common share:
Basic and diluted	$(0.05)	$0.01
Distributions declared per common share	$0.21	$0.62
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
Net (loss) income	$(35,197)	$6,075
Other comprehensive income:
Unrealized gain on marketable securities	1,436	1,436
Total other comprehensive income	1,436	1,436
Comprehensive (loss) income	$(33,761)	$7,511
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2012	680,000	$6,800	$10,114,513	$(453,784)	$—	$9,667,529
Issuance of common stock	47,612	476	746,705	—	—	747,181
Distributions to investors	—	—	—	(426,787)	—	(426,787)
Dealer-manager fees	—	—	(15,518)	—	—	(15,518)
Other offering costs	—	—	(5,604)	—	—	(5,604)
Changes in redeemable common stock	—	—	(753,227)	—	—	(753,227)
Comprehensive income	—	—	—	6,075	1,436	7,511
Balance, September 30, 2012	727,612	$7,276	$10,086,869	$(874,496)	$1,436	$9,221,085
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF CASH FLOWS

Nine Months Ended
September 30, 2012
Cash flows from operating activities:
Net income	$6,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	309,956
Amortization of intangible lease assets and below market lease intangibles, net	137,903
Amortization of deferred financing costs	131,840
Amortization on marketable securities, net	228
Changes in assets and liabilities:
Rents and tenant receivables	(202,602)
Prepaid expenses and other assets	(169,549)
Accounts payable and accrued expenses	95,239
Deferred rental income and other liabilities	(81,873)
Due to affiliates	28,057
Net cash provided by operating activities	255,274
Cash flows from investing activities:
Investment in real estate and related assets	(956,592)
Investment in marketable securities	(207,705)
Net cash used in investing activities	(1,164,297)
Cash flows from financing activities:
Proceeds from line of credit	1,000,000
Repayments of line of credit	(1,000,000)
Proceeds from issuance of common stock	746,002
Distributions to investors	(413,681)
Deferred financing costs paid	(8,221)
Net cash provided by financing activities	324,100
Net decrease in cash and cash equivalents	(584,923)
Cash and cash equivalents, beginning of period	1,134,899
Cash and cash equivalents, end of period	$549,976

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Accrued dealer manager fee and other offering costs	$96,122
Distributions declared and unpaid	$48,815
Accrued capital expenditures and deferred financing costs	$38,359
Unrealized gain on marketable securities	$1,436
Common stock issued through distribution reinvestment plan	$1,179
Supplemental Cash Flow Disclosures:
Interest paid	$477,171
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
September 30, 2012

NOTE 1 —	ORGANIZATION AND BUSINESS
Cole Real Estate Income Strategy (Daily NAV), Inc. (the “Company”) is a Maryland corporation that was formed on July 27, 2010. Substantially all of the Company’s business is conducted through Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP (“Cole OP”), a Delaware limited partnership. The Company is the sole general partner of, and owns a 99.99% partnership interest in, Cole OP. Cole Real Estate Income Strategy (Daily NAV) Advisors, LLC (“Cole Advisors”), the advisor to the Company, is the sole limited partner and owner of an insignificant noncontrolling partnership interest of less than 0.01% of Cole OP. The Company intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the taxable year ending December 31, 2012.
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
The Company’s board of directors approved the initial offering price of $15.00, which was the purchase price of the Company’s shares during the escrow period. Now that the escrow period has concluded, the per share purchase price varies from day-to-day and, on each business day, is equal to the Company’s net asset value (“NAV”) divided by the number of shares outstanding as of the close of business on such day. The Company’s NAV per share is calculated daily as of the close of business by a fund accountant using a process that reflects (1) estimated values of each of the Company’s commercial real estate assets, related liabilities and notes receivable secured by real estate provided periodically by the Company’s independent valuation expert in individual appraisal reports, (2) daily updates in the price of liquid assets for which third party market quotes are available, (3) accruals of daily distributions, and (4) estimates of daily accruals, on a net basis, of operating revenues, expenses, debt service costs and fees. The NAV per share as of September 30, 2012 was $15.82. The Company’s NAV is not audited by its independent registered public accounting firm.
The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio primarily consisting of (1) necessity retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States and U.S. protectorates, (2) notes receivable secured by commercial real estate, including the origination of loans, and (3) cash, cash equivalents, other short-term investments and traded real estate-related securities. As of September 30, 2012, the Company owned nine properties located in seven states, containing 212,575 rentable square feet of commercial space, including square feet of buildings which are on land subject to ground leases. As of September 30, 2012, these properties were 100% leased.
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
September 30, 2012

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2011, and related notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Consolidated results of operations and cash flows for the periods ended September 30, 2011 have not been presented as the Company had no revenue, expense, or cash activity during such periods.
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
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate and related assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the nine months ended September 30, 2012.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2012

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
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of September 30, 2012 or December 31, 2011.
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
September 30, 2012

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
Investment in Marketable Securities
Investment in marketable securities consists primarily of the Company’s investment in corporate and government debt securities. The Company determines the appropriate classification for debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of September 30, 2012, the Company classified its investments as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income.
The Company monitors its available-for-sale securities for impairments. A loss is recognized when the Company determines that a decline in the estimated fair value of a security below its amortized cost is other-than-temporary. The Company considers many factors in determining whether the impairment of a security is deemed to be other-than-temporary, including, but not limited to, the length of time the security has had a decline in estimated fair value below its amortized cost, the amount of the unrealized loss, the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, external credit ratings and recent changes in such ratings. The analysis of determining whether the impairment of a security is deemed to be other-than-temporary requires significant judgments and assumptions. The use of alternative judgments and assumptions could result in a different conclusion.
The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method and is recorded in the accompanying condensed consolidated unaudited statements of operations in interest income on marketable securities along with interest and dividend income. Upon the sale of a security, the realized net gain or loss is computed on the specific identification method.
Concentration of Credit Risk
As of September 30, 2012, the Company had cash on deposit at three financial institutions, none of which had deposits in excess of federally insured levels. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of September 30, 2012, Tractor Supply Company, CVS Caremark Corporation and Walgreen Co. each accounted for 22% of the Company’s 2012 gross annualized rental revenues. Additionally, the Company has certain geographic concentrations in its property holdings. In particular, as of September 30, 2012, three of the Company’s properties were located in Texas, one property was located in North Carolina and one property was located in Georgia, accounting for 46%, 14% and 12%, respectively, of the Company’s 2012 gross annualized rental revenues.
Offering and Related Costs
Cole Advisors funds all of the organization and offering costs associated with the sale of the Company’s common stock (excluding the dealer-manager fee) and is reimbursed for such costs up to 0.75% of gross proceeds from the Offering. As of September 30, 2012, Cole Advisors has paid $6.9 million in connection with the Offering, of which $6.8 million was not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. This amount will become payable to Cole Advisors as the Company raises additional proceeds in the Offering. The offering costs, which include items such as legal and accounting fees, marketing, and promotional printing costs, are recorded as a reduction of capital in excess of par value along with the dealer-manager fee in the period in which they become payable.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2012

Due to Affiliates
Cole Advisors and certain of its affiliates received, and will continue to receive fees, reimbursements and compensation in connection with services provided relating to the Offering and the acquisition, management, and performance of the Company’s assets. As of September 30, 2012 and December 31, 2011, $229,000 and $1.1 million, respectively, was due to Cole Advisors and its affiliates for such services, as discussed in Note 8 to these condensed consolidated unaudited financial statements.
Redeemable Common Stock
The Company has adopted a share redemption program that permits its stockholders to redeem their shares, subject to certain limitations. The Company records amounts that are redeemable under the share redemption program as redeemable common stock outside of permanent equity in its condensed consolidated unaudited balance sheets. Redeemable common stock is recorded at the greater of the carrying amount or redemption value each reporting period. Changes in the value from period to period are recorded as an adjustment to capital in excess of par.
As of September 30, 2012, CHC, owner of 93.5% of the Company’s common stock, is not permitted to redeem any of its shares until the Company has raised $100,000,000 in the Offering. As of September 30, 2012, approximately 47,612 shares were eligible for redemption and were recorded as redeemable common stock on the condensed consolidated unaudited balance sheet, at the NAV per share, for a total of $753,000.
New Accounting Pronouncements
In June 2011, the U.S. Financial Accounting Standards Board issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income, which requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The Company elected to present two separate but consecutive statements herein.

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

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2012

Line of credit – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The estimated fair value of the Company’s debt was $21.4 million as of September 30, 2012 and December 31, 2011, which approximated the carrying value on such dates. The fair value of the Company’s debt is estimated using Level 2 inputs.
Marketable securities – The Company’s marketable securities are carried at fair value and are valued using Level 1 inputs. The estimated fair value of the Company’s marketable securities are based on quoted market prices that are readily and regularly available in an active market.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of September 30, 2012, there have been no transfers of financial assets or liabilities between levels.

NOTE 4 —	REAL ESTATE ASSETS
The Company made no real estate acquisitions during the nine months ended September 30, 2012. In connection with the Company’s 2011 acquisitions, the Company recorded a payable to Cole Advisors as of December 31, 2011 for $905,000 for property escrow deposits paid on the Company’s behalf. During the nine months ended September 30, 2012, the Company reimbursed Cole Advisors in full for such amounts. In addition, during the three and nine months ended September 30, 2012, the Company incurred $47,000 and $88,000, respectively, in leasing commissions and capital expenditures resulting primarily from the lease-up of vacant space at the Company’s multi-tenant property.

NOTE 5 —	MARKETABLE SECURITIES
As of September 30, 2012, the Company owned marketable securities with an estimated fair value of $209,000. As of December 31, 2011, the Company did not own any marketable securities. The following is a summary of the Company’s available for sale securities as of September 30, 2012:

	Available-for-sale securities
	Amortized Cost Basis	Unrealized Gain	Fair Value
U.S. Treasury Bonds	$51,405	$341	$51,746
U.S. Agency Bonds	40,459	215	40,674
Corporate Bonds	115,613	880	116,493
Total available-for-sale securities	$207,477	$1,436	$208,913
The following table provides the activity for the marketable securities during the nine months ended September 30, 2012:

	Amortized Cost Basis	Unrealized Gain	Fair Value
Marketable securities as of December 31, 2011	$—	$—	$—
Face value of marketable securities acquired	200,000	—	200,000
Premiums and discounts on purchase of marketable securities, net of acquisition costs	7,705	—	7,705
Amortization on marketable securities	(228)	—	(228)
Increase in fair value of marketable securities	—	1,436	1,436
Marketable securities as of September 30, 2012	$207,477	$1,436	$208,913

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2012

During the three and nine months ended September 30, 2012, the Company recorded an unrealized gain of $1,436 related to these investments, which is included in accumulated other comprehensive income on the accompanying statement of stockholders’ equity for the nine months ended September 30, 2012, and the consolidated balance sheet as of September 30, 2012. The scheduled maturities of the Company’s marketable securities as of September 30, 2012 is as follows:

	Available-for-sale
	Amortized Cost	Estimated Fair Value
Due within one year	$5,016	$5,016
Due after one year through five years	164,501	165,627
Due after five years through ten years	37,960	38,270
Due after ten years	—	—
Total	$207,477	$208,913
Actual maturities of marketable securities can differ from contractual maturities because borrowers on debt securities may have the right to prepay their respective loan balances at any time. In addition, factors such as prepayments and interest rates may affect the yields on the such securities.

NOTE 6 —	LINE OF CREDIT
As of September 30, 2012, the Company had $21.4 million of debt outstanding under its secured revolving credit facility, as amended (the “Credit Facility”). The Credit Facility provides up to $50.0 million of borrowings pursuant to a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. and other lending institutions that may become parties to the Credit Agreement.
The Credit Facility allows Cole OP to borrow up to $50.0 million in revolving loans, with the maximum amount outstanding not to exceed the borrowing base (the “Borrowing Base”), calculated as (1) 70% of the aggregate value allocated to each qualified property comprising eligible collateral (collectively, the “Qualified Properties”) during the period from December 8, 2011 through the earlier of September 7, 2012 or the date selected by the Company by written notice (the “Tier One Period”); (2) 65% of the value allocated to the Qualified Properties during the period from September 8, 2012 to the earlier of March 7, 2013 or the date selected by the Company by written notice (the “Tier Two Period”); and (3) 60% of the value allocated to the Qualified Properties during the period from March 8, 2013 through December 8, 2014 (the “Tier Three Period”). On September 6, 2012, the Company modified the terms of the Credit Facility to (1) extend the Tier One period through the earlier of January 8, 2013 or the date selected by the Company by written notice, (2) extend the Tier Two Period through December 8, 2014 and (3) eliminate the Tier Three Period.
As of September 30, 2012, the Borrowing Base under the Credit Facility was approximately $21.4 million based on the value allocated to the Qualified Properties. Up to 15.0% of the total amount available may be used for issuing letters of credit and up to 10.0% of the Credit Facility, not to exceed $15.0 million may be used for short term (ten day) advances. Subject to meeting certain conditions described in the Credit Agreement and the payment of certain fees, the amount of the Credit Facility may be increased up to a maximum of $250.0 million. The Credit Facility matures on December 8, 2014. As of September 30, 2012, amounts outstanding on the Credit Facility accrued interest at an annual rate of 2.95%.
The Credit Agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements and dividend payout and REIT status requirements. Based on the Company’s analysis and review of its results of operations and financial condition, as of September 30, 2012, the Company believes it was in compliance with the covenants of the Credit Facility.

NOTE 7 —	COMMITMENTS AND CONTINGENCIES
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

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2012

Environmental Matters
In connection with the ownership and operation of real estate, the Company potentially may be liable for costs and damages related to environmental matters. The Company carries environmental liability insurance on its properties that provides coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims. The Company is not aware of any environmental matters which it believes are reasonably possible to have a material effect on its results of operations, financial condition or liquidity.

NOTE 8 —	RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred, and will continue to incur, fees and expenses payable to Cole Advisors and certain of its affiliates in connection with the Offering, and the acquisition, management and performance of the Company’s assets.
Offering
In connection with the Offering, Cole Capital Corporation (“Cole Capital”), the Company’s dealer-manager, receives, and will continue to receive an asset-based dealer-manager fee that is payable in arrears on a monthly basis and accrues daily in an amount equal to 1/365th of 0.55% of the Company’s NAV for such day. Cole Capital, in its sole discretion, may reallow a portion of its dealer-manager fee equal to an amount up to 1/365th of 0.20% of the Company’s NAV to participating broker dealers. Cole Capital waived its right to receive its dealer-manager fee for the six months ended June 30, 2012; accordingly, no amounts were recorded during such period.
All organization and offering expenses associated with the sale of the Company’s common stock (excluding the dealer-manager fee) are paid for by Cole Advisors or its affiliates and can be reimbursed by the Company up to 0.75% of the aggregate gross offering proceeds. As of September 30, 2012, Cole Advisors or its affiliates had paid organization and offering costs of $6.9 million related to legal and accounting services, marketing, promotional and printing costs incurred both before and after the Company’s Offering was declared effective by the SEC. Of this amount, $6.8 million was not included in the financial statements of the Company; such costs were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. This amount will become payable to Cole Advisors as the Company continues to raise proceeds in the Offering.
The Company incurred the following fees and expense reimbursements for services provided by Cole Advisors or its affiliates related to the services described above during the three and nine months ended September 30, 2012:

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
Offering:
Dealer-manager fees	$15,518	$15,518
Dealer-manager fees reallowed by Cole Capital	$—	$—
Organization and offering expense reimbursement	$4,984	$5,604
No fees or expense reimbursements were incurred by the Company during the three and nine months ended September 30, 2011 for the services described above.
Acquisitions, Operations and Performance
The Company pays Cole Advisors an asset-based advisory fee that is payable in arrears on a monthly basis and accrues daily in an amount equal to 1/365th of 0.90% of the Company’s NAV for each day. Cole Advisors waived its right to receive advisory fees for the six months ended June 30, 2012; accordingly, no amounts were recorded during such period.
The Company will reimburse Cole Advisors for the operating expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse for any amount by which its operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceeds the greater of (1) 2% of average invested assets, or (2) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse for personnel costs in connection with services for which Cole Advisors receives a separate fee. Cole Advisors has waived its right to receive operating expense reimbursements for the nine months ended September 30, 2012; accordingly, the Company did not reimburse its advisor for any such expenses during the three and nine months ended September 30, 2012.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2012

In addition, the Company will reimburse Cole Advisors for all out-of-pocket expenses incurred in connection with the acquisition of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be reimbursed to Cole Advisors or its affiliates. Acquisition expenses, together with any acquisition fees paid to third parties for a particular real estate-related asset, will in no event exceed 6% of the gross purchase price. During the three and nine months ended September 30, 2012, the Company did not reimburse Cole Advisors for any acquisition expenses.
As incentive compensation for services provided pursuant to the advisory agreement, the Company will pay Cole Advisors a performance fee calculated on the basis of the Company’s total return to stockholders, payable annually in arrears, such that for any year in which the Company’s total return on stockholders’ capital exceeds 6% per annum, Cole Advisors will be entitled to 25% of the excess total return, but such fee shall not exceed 10% of the aggregate total return for such year. Therefore, payment of the performance-based component of the advisory fee (1) is contingent upon the Company’s actual annual total return exceeding the 6% priority return, (2) will vary in amount based on the Company’s actual performance and total weighted average invested stockholder capital during each year and (3) cannot cause the Company’s total return as a percentage of stockholders’ invested capital for the year to be reduced below 6%.
The Company incurred the following fees for services provided by Cole Advisors or its affiliates during the three and nine months ended September 30, 2012:

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
Acquisitions, Operations and Performance:
Acquisition expense reimbursement	$—	$—
Advisory fee	$25,412	$25,412
Operating expense reimbursement	$—	$—
Performance fee	$46,614	$107,958
No fees or expense reimbursements were incurred by the Company during the three and nine months ended September 30, 2011 for the services described above.
Due to Affiliates
As of September 30, 2012, $229,000 was due to Cole Advisors and its affiliates primarily related to performance fees, advisory and dealer-manager fees, and organization and offering expenses and is included in due to affiliates on the condensed consolidated unaudited balance sheet. As of December 31, 2011, $1.1 million was due to Cole Advisors and its affiliates, related to escrow deposits and acquisition expenses that were paid on the Company’s behalf in connection with the acquisition of the Company’s properties, organization and offering expenses, advisory and dealer-manager fees and were included in due to affiliates on the condensed consolidated unaudited balance sheet.

NOTE 9 —	ECONOMIC DEPENDENCY
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

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2012

NOTE 10 —	OPERATING LEASES
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2012, the leases have a weighted-average remaining term of 16.2 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. As of September 30, 2012, the future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, assuming no exercise of renewal options, for the period from October 1, 2012 through December 31, 2012 and for the succeeding five fiscal years is as follows:

Future Minimum Rental Income
October 1, 2012 through December 31, 2012	$647,792
2013	2,547,061
2014	2,547,061
2015	2,547,061
2016	2,547,061
2017	2,532,860
Thereafter	27,979,815
Total	$41,348,711

NOTE 11 —	SUBSEQUENT EVENTS
Status of the Offering
As of November 9, 2012, the Company had received $11.9 million in gross offering proceeds through the issuance of approximately 788,727 shares of its common stock in the Offering (including shares issued pursuant to the Company’s DRIP).
Line of Credit
Subsequent to September 30, 2012, the Company repaid $1.0 million of the amounts outstanding under the Credit Facility. As of November 9, 2012, the Company had $20.4 million outstanding under the Credit Facility and $1.0 million available for borrowing.

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

Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property indebtedness. Rental and other property income accounted for 97% and 95% of our total revenue for the three and nine months ended September 30, 2012, respectively. As 100% of our rentable square feet was under lease as of September 30, 2012, with a weighted average remaining lease term of 16.2 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant’s credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
As of September 30, 2012, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets, net of gross intangible lease liabilities, was 69%, and all of our debt was subject to variable interest rates. Should we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any current variable rate debt, refinancings, or new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions by entering into purchase agreements and loan commitments simultaneously, or through loan assumption, so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with future property acquisitions or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing for future acquisitions or refinancing, our results of operations may be adversely affected.
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
The economic downturn led to high unemployment rates and a decline in consumer spending. These economic trends have adversely impacted the real estate markets by causing higher tenant vacancies, declining rental rates and declining property values. In 2011 and through September 30, 2012, the economy improved and continues to show signs of recovery. Additionally, the real estate markets have experienced an improvement in property values, occupancy and rental rates; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of September 30, 2012, 100% of our rentable square feet was under lease. However, if the recent improvements in economic conditions do not continue, we may experience vacancies or be required to reduce rental rates on occupied space. If we do experience vacancies, Cole Advisors will actively seek to lease our vacant space, however, such space may be leased at lower rental rates and for shorter lease terms than our current leases provide.
Results of Operations
On December 7, 2011, we commenced our principal operations and as of September 30, 2012, we owned eight single-tenant, freestanding commercial properties and one multi-tenant retail center, of which 100% of the gross rentable square feet was under lease. Because we did not commence principal operations until December 7, 2011, comparative financial information is not presented for the three and nine months ended September 30, 2011.

Three Months Ended September 30, 2012
Revenue for the three months ended September 30, 2012 totaled $660,000. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 97% of our total revenue. We also paid certain operating expenses subject to reimbursement by our tenants, which resulted in $20,000 in tenant reimbursement income during the three months ended September 30, 2012.
General and administrative expenses for the three months ended September 30, 2012 totaled $215,000, primarily related to fees paid to our independent directors, fees for unused amounts under our Credit Facility, property insurance, legal fees and accounting fees. For the three months ended September 30, 2012, property operating expenses were $44,000, primarily related to property taxes, property insurance, repairs and maintenance. In addition, advisory expenses were $72,000 related to advisory and performance fees recorded for the three months ended September 30, 2012. Depreciation and amortization expenses were $160,000 during the three months ended September 30, 2012.
Our acquisitions during the year ended December 31, 2011 were financed with proceeds from our Offering and $21.4 million in borrowings from our Credit Facility. During the three months ended September 30, 2012, we incurred interest expense of $204,000, which included $44,000 in amortization of deferred financing costs. Our debt financing costs in future periods will vary based on our level of future borrowings, which will depend on the level of investor proceeds raised, the cost and availability of borrowings, and the opportunity to acquire real estate assets in accordance with our investment strategy.
Nine Months Ended September 30, 2012
Revenue for the nine months ended September 30, 2012 totaled $2.0 million. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 95% of our total revenue. We also paid certain operating expenses subject to reimbursement by our tenants, which resulted in $108,000 in tenant reimbursement income during the nine months ended September 30, 2012.
General and administrative expenses for the nine months ended September 30, 2012 totaled $611,000, primarily related to fees paid to our independent directors, fees for unused amounts under our Credit Facility, property insurance, legal fees and accounting fees. For the nine months ended September 30, 2012, property operating expenses were $146,000, primarily related to property taxes, property insurance, repairs and maintenance. In addition, advisory expenses were $133,000 related to advisory and performance fees recorded for the nine months ended September 30, 2012. Depreciation and amortization expenses were $478,000 during the nine months ended September 30, 2012.
Our acquisitions during the year ended December 31, 2011 were financed with proceeds from our Offering and $21.4 million in borrowings from our Credit Facility. During the nine months ended September 30, 2012, we incurred interest expense of $612,000, which included $132,000 in amortization of deferred financing costs. Our debt financing costs in future periods will vary based on our level of future borrowings, which will depend on the level of investor proceeds raised, the cost and availability of borrowings, and the opportunity to acquire real estate assets in accordance with our investment strategy.
Distributions
Our board of directors authorized a daily distribution of $0.002254099 per share and $0.002383836 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2012 and ending on September 30, 2012 and the period commencing on October 1, 2012 and ending on December 31, 2012, respectively. During the nine months ended September 30, 2012, we paid distributions of $415,000, including $1,000 through the issuance of shares pursuant to our DRIP. Our distributions for the nine months ended September 30, 2012 were funded by net cash provided by operating activities of $255,000, or 61%, and borrowings from our Credit Facility of $160,000, or 39%.
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
We expect our operating cash flows to increase as additional properties are added to our portfolio. In accordance with the terms of our Credit Facility, as amended, the maximum amount available for borrowing will decrease from 70% of the aggregate value allocated to each qualified property comprising the borrowing base to 65% on January 8, 2013. Assuming there is no change to the number or value of our borrowing base assets, we will be required to repay a total of $1.5 million on our Credit Facility, as amended, within the next 12 months. Subsequent to September 30, 2012, we repaid $1.0 million of the amounts outstanding on our Credit Facility. We expect to repay the remaining amount using available cash, net cash flows provided by operations, proceeds from the Offering and potential additional financings and refinancings. After we have acquired a substantial portfolio, we intend to further reduce our aggregate borrowings as a percentage of our real estate assets.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for property and other asset acquisitions and the payment of tenant improvements, operating expenses, including debt service payments on any outstanding indebtedness, and distributions and redemptions to our stockholders. We expect to meet our long-term liquidity requirements through proceeds from the sale of our common stock, secured or unsecured financings from banks and other lenders, any available capacity on our Credit Facility by the addition of properties to the borrowing base, proceeds from the sale of marketable securities and net cash flows provided by operations.
We expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions are paid; however, we may use other sources to fund distributions as necessary. To the extent that cash flows from operations are lower due to lower than expected returns on the properties or we elect to retain cash flows from operations to make additional real estate investments or reduce our outstanding debt, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Offering or debt financings will be used to fund acquisitions, for certain capital expenditures, for repayments of outstanding debt, or for any distributions to stockholders in excess of cash flows from operations. We expect to fund redemptions of shares with proceeds from the Offering, borrowings from our Credit Facility or proceeds from the sale of marketable securities.
As of September 30, 2012, we had received and accepted subscriptions for approximately 714,279 shares of common stock for gross proceeds of $10.7 million. As of September 30, 2012, CHC, owner of 93.5% of our common stock, is not permitted to redeem any of its shares until we have raised $100,000,000 in the Offering. As of September 30, 2012, approximately 47,612 shares were eligible for redemption; however, we had not received any redemption requests or redeemed any shares of our common stock.
As of September 30, 2012, we had $21.4 million of debt outstanding on our Credit Facility and no additional availability based on the current borrowing base assets. See Note 6 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of the Credit Facility. Based on an analysis and review of our results of operations and financial condition, as of September 30, 2012, we believe we were in compliance with the covenants of the Credit Facility. Our contractual obligations as of September 30, 2012 were as follows:

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - line of credit	$21,440,300	$1,531,450	$19,908,850	$—	$—
Interest payments - line of credit (2)	1,320,948	609,649	711,299	—	—
Total	$22,761,248	$2,141,099	$20,620,149	$—	$—
_______________

(1)	The table above does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Payment obligations for the amount outstanding under the Credit Facility were calculated based on an interest rate of 2.95% in effect as of September 30, 2012.

Our charter prohibits us from incurring debt that would cause our borrowings to exceed 75% of our gross assets, valued at the aggregate cost (before depreciation and other non-cash reserves), unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report. As of September 30, 2012, our ratio of debt to total gross real estate assets net of gross intangible lease liabilities exceeded the 60% limitation, which was approved by our independent directors. The independent directors believed such borrowing levels were justified for the following reasons:

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
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities was $255,000 for the nine months ended September 30, 2012, primarily due to net income before non-cash adjustments for depreciation, amortization of intangibles and amortization of deferred financing costs of $586,000. This property operating income was partially offset by changes in our working capital balances. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities was $1.2 million for the nine months ended September 30, 2012, resulting from the reimbursement of $905,000 of property escrow deposits paid by Cole Advisors on our behalf and the acquisition of $208,000 of marketable securities. In addition, we paid $52,000 in additional capital expenditures, leasing commissions and lease related costs resulting from the lease-up of vacant space at our multi-tenant property.
Financing Activities. Net cash provided by financing activities was $324,000 for the nine months ended September 30, 2012, resulting from proceeds from the issuance of common stock of $746,000, which was partially offset by distributions paid to our investors of $414,000 and deferred financing costs paid of $8,000.
Election as a REIT
From the date of our formation and until the day following the date on which we issued shares to shareholders other than Cole Holdings Corporation, we were a qualified subchapter S subsidiary of Cole Holdings Corporation, and therefore were disregarded as an entity separate from Cole Holdings Corporation for U.S. federal income tax purposes. We intend to make an election under Section 856(c) of the Internal Revenue Code of 1986, as amended, to be taxed as a REIT, beginning with the taxable year ending December 31, 2012. To qualify as a REIT, we must meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. Accordingly, to the extent we meet the REIT qualifications, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains).
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
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2011, and our critical accounting policies have not changed during the nine months ended September 30, 2012. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2011, and related notes thereto.
Commitments and Contingencies
We may be subject to certain contingencies and commitments with regard to certain transactions. Refer to Note 7 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanations.
Related-Party Transactions and Agreements
We have entered into agreements with Cole Advisors and its affiliates, whereby we agree to pay certain fees, or reimburse certain expenses of, Cole Advisors or its affiliates for advisory and performance fees, organization and offering costs, dealer-manager fees, and reimbursement of certain acquisition and operating costs. See Note 8 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a further explanation of the various related-party transactions, agreements and fees.
Subsequent Events
Certain events occurred subsequent to September 30, 2012 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 11 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation.
New Accounting Pronouncements
Refer to Note 2 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off Balance Sheet Arrangements
As of September 30, 2012 and December 31, 2011, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
In connection with the acquisition of our properties, we have obtained variable rate debt financing, and are therefore exposed to changes in LIBOR. As of September 30, 2012, we had $21.4 million of variable rate debt outstanding on our Credit Facility, and a change of 50 basis points in interest rates would result in a change in interest expense of $107,000 per annum. In the future, our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. In addition, we expect that we may enter into derivative financial instruments such as interest rate swaps, interest rate caps, and rate lock arrangements in order to mitigate our interest rate risk. To the extent we enter into such arrangements, we will be exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2012, were effective to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) in connection with the foregoing evaluations that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.

Item 1A.	Risk Factors
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On August 11, 2010, we sold 20,000 shares of common stock, at $10.00 per share to CHC, the indirect owner of Cole Advisors and our dealer-manager, for a total amount of $200,000. We issued these shares in a private transaction exempt from the registration requirements of the Securities Act. On September 20, 2011, our board of directors authorized a reverse stock split providing for the combination of each three shares of our common stock issued and outstanding into two shares of our common stock, resulting in 13,334 shares of common stock issued to CHC subsequent to the reverse stock split.
On December 6, 2011, our Registration Statement on Form S-11 (Registration No. 333-169535) for our public offering (the “Offering”) of up to $4.0 billion in shares of common stock was declared effective under the Securities Act. The Registration Statement covers up to $3.5 billion in shares in a primary offering and up to $500.0 million in shares pursuant to our distribution reinvestment plan. On December 6, 2011, CHC deposited $10.0 million for the purchase of shares of common stock in the Offering into escrow. As a result, we satisfied the conditions of our escrow agreement and on December 7, 2011, we broke escrow and accepted the investor’s subscription for 666,666 shares of our common stock in the Offering, at a price of $15.00 per share, resulting in gross proceeds of $10.0 million. Additionally, as of September 30, 2012, we were authorized to issue 10.0 million shares of preferred stock, but had none issued or outstanding.
As of September 30, 2012, we had issued approximately 714,279 shares in the Offering for gross proceeds of $10.7 million, out of which we paid $19,000 in dealer-manager fees and recorded $81,000 in organization and offering costs as a liability due to Cole Advisors. With the net offering proceeds of $10.6 million and $21.4 million in borrowings from our Credit Facility, we acquired $30.8 million in real estate and related assets and incurred $418,000 of acquisition related expenses. As of November 9, 2012, we have sold approximately 788,727 shares in the Offering for gross offering proceeds of $11.9 million. In addition, as of September 30, 2012, we have not received any redemption requests or redeemed any shares of our common stock.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended September 30, 2012 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
No events occurred during the three months ended September 30, 2012 that would require a response to this item.

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
Date: November 9, 2012

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1*
Second Modification Agreement dated September 6, 2012 by and among Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP as borrower, and JPMorgan Chase Bank, N.A., as administrative agent and lender.

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

***
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.