Form 10-K
period 2012-12-31
COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
filed 2013-03-28
CIK 1498542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-169535
 COLE REAL ESTATE INCOME STRATEGY
(DAILY NAV), INC.
(Exact name of registrant as specified in its charter)

Maryland	27-3147801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2325 East Camelback Road, Suite 1100 Phoenix, Arizona, 85016 (Address of principal executive offices; zip code)	(602) 778-8700 (Registrant’s telephone number, including area code)
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There is no established market for the registrant’s shares of common stock. There were 5,463 shares of common stock held by non-affiliates as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter.
As of March 26, 2013, there were approximately 1.7 million shares of common stock, par value $0.01, of Cole Real Estate Income Strategy (Daily NAV), Inc. outstanding.
Documents Incorporated by Reference:
The Registrant incorporates by reference portions of the Cole Real Estate Income Strategy (Daily NAV), Inc. definitive proxy statement to be filed with the SEC with respect to the Registrant’s 2013 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

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
Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:
•our ability to effectively deploy the proceeds raised in our public offering;
•changes in economic conditions generally and the real estate and securities markets specifically;
•legislative or regulatory changes (including changes to the laws governing the taxation of REITs);

•
the effect of financial leverage, including changes in interest rates, availability of credit, loss of flexibility due to negative and affirmative covenants, refinancing risk at maturity and generally the increased risk of loss if our investments fail to perform as expected;

•
our ability to access sources of liquidity when we have the need to fund redemptions of common stock in excess of the proceeds from the sales of shares of our common stock in our continuous offering and the consequential risk that we may not have the resources to satisfy redemption requests; and

•changes to accounting principles generally accepted in the United States of America (“GAAP”).
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

PART I
ITEM 1.    BUSINESS
Formation
Cole Real Estate Income Strategy (Daily NAV), Inc. (the “Company,” “we,” “our” or “us”) is a Maryland corporation that was formed on July 27, 2010 (Date of Inception) and intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the taxable year ending December 31, 2012. We were organized to primarily acquire and operate a diversified portfolio of necessity retail, office and industrial properties that are anchored by creditworthy tenants under long-term net leases, and are strategically located throughout the United States and U.S. protectorates. As of December 31, 2012, the Company owned ten commercial properties located in eight states, comprising 225,041 rentable square feet of commercial space including square feet of buildings which are on land subject to ground leases. As of December 31, 2012, these properties were 100% leased.
Substantially all of our business is conducted through our operating partnership, Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP, a Delaware limited partnership (“Cole OP”). We are the sole general partner of and own, directly or indirectly, 100% of the partnership interest in Cole OP. We are externally managed by Cole Real Estate Income Strategy (Daily NAV) Advisors, LLC (“Cole Advisors”), an affiliate of our sponsor.
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
On February 13, 2013, we filed a registration statement on Form S-11, Registration Statement No. 333-186656 (the “New Registration Statement”), to register the offer and sale of our existing class of our common stock, as well as two new classes of our common stock. Contingent upon the effectiveness of the New Registration Statement, there will be certain changes that will impact existing and future shareholders. Unless otherwise stated, all disclosures and discussion in this annual report on Form 10-K do not include the expected effects of the New Registration Statement.
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

For example, distribution facilities, warehouses, manufacturing plants and corporate or regional headquarters are often considered to be necessity office and industrial properties. We believe that necessity office and industrial properties provide a relatively greater level of stability than other office and industrial property types because necessity properties typically involve long-term leases and experience relatively low tenant turnover. We also believe that, as a result of recent and ongoing business developments, such as the role of the internet in the distribution of products, globalization of importing and exporting products and consolidation of businesses requiring office buildings to accommodate a single tenant, there is, and we expect there will continue to be, increasing demand by commercial tenants for necessity office and industrial properties.
For over three decades, our sponsor has developed and utilized this investment approach in acquiring and managing real estate assets. We believe that our sponsor’s experience will provide us with a competitive advantage. In addition, our sponsor has built an organization of over 350 employees, who are experienced in the various aspects of acquiring, financing, managing and selling commercial real estate, and we believe that our access to these resources also will provide us with an advantage.
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
We intend to incur debt to acquire properties where our advisor determines that incurring such debt is in our best interests, and in the best interest of our stockholders. In addition, from time to time, we may acquire some properties without financing and later incur mortgage debt secured by one or more of such properties if favorable financing terms are available. We will use the proceeds from these loans to acquire additional properties and maintain liquidity. See “– Borrowing Policies” below for a more detailed description of our borrowing intentions and limitations.
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
We believe that focusing on the acquisition of single-tenant and multi-tenant necessity retail properties net leased to creditworthy tenants presents lower investment risks and greater stability than many other sectors of today’s commercial real estate market. By acquiring a large number of single-tenant and multi-tenant retail properties, we believe that lower than expected results of operations from one or a few investments will not necessarily preclude our ability to realize our investment objective of cash flow from our overall portfolio. We believe this approach can result in less risk to investors than an investment approach that targets other asset classes. In addition, we believe that retail properties under long-term triple net and double net leases offer a distinct investment advantage since these properties generally require less management and operating capital, have less recurring tenant turnover and, with respect to single tenant properties, often offer superior locations that are less dependent on the financial stability of adjoining tenants. In addition, since we intend to acquire properties that are geographically diverse, we expect to minimize the potential adverse impact of economic slowdowns or downturns in local markets.

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
When using debt rating agencies, a tenant typically will be considered creditworthy when the tenant has an “investment grade” debt rating by Moody’s Investor Service (“Moody’s”) of Baa3 or better, credit rating by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”) of BBB- or better, or its payments are guaranteed by a company with such rating. Changes in tenant credit ratings, coupled with future acquisition and disposition activity, may increase or decrease our concentration of creditworthy tenants in the future.
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
Standard & Poor’s assigns a credit rating to companies and to each issuance or class of debt issued by a rated company. A Standard & Poor’s credit rating of BBB-, which is the lowest investment grade rating given by Standard & Poor’s, is assigned to companies that, in Standard & Poor’s opinion, exhibit adequate protection parameters. However, adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity of the company to meet its financial commitments. A Standard & Poor’s credit rating of AAA+, which is the highest investment grade rating given by Standard & Poor’s, is assigned to companies that, in the opinion of Standard & Poor’s, have extremely strong capacities to meet their financial commitments. Thus, investment grade tenants will be judged by Standard & Poor’s to have at least adequate protection parameters, and will in some cases have extremely strong financial positions.

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
We may purchase properties and lease them back to the sellers of such properties. While we intend to use our best efforts to structure any such sale-leaseback transaction (as well as other leases) so that the lease will be characterized as a “true lease” and so that we are treated as the owner of the property for federal income tax purposes, the IRS could challenge this characterization. In the event that any sale-leaseback transaction (or other leases) is re-characterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed and in certain circumstances we could lose our REIT status. See Item 1A. “Risk Factors – Qualification as a REIT.”
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
In addition, we will take such steps as we deem necessary with respect to potential environmental matters. See the section below entitled “– Environmental Matters.”
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

Ownership Structure
Our investment in real estate generally takes the form of holding fee title or a long-term leasehold estate. We have acquired and expect to continue to acquire such interests either directly through our operating partnership or indirectly through limited liability companies, limited partnerships or other entities owned and/or controlled by our operating partnership. We have acquired, and may continue to acquire properties by acquiring the entity that holds the desired properties. We also may acquire properties through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with third parties, including the developers of the properties or affiliates of our advisor. See the “– Joint Venture Investments” section below.
Joint Venture Investments
We may enter into joint ventures, partnerships, co-tenancies and other co-ownership arrangements with third parties, including affiliates of our advisor, for the acquisition, development or improvement of properties or the acquisition of other real estate-related investments. We may also enter into such arrangements with real estate developers, owners and other unaffiliated third parties for the purpose of developing, owning and operating real properties. In determining whether to invest in a particular joint venture, our advisor will evaluate the underlying real property or other real estate-related investment using the same criteria described above in “– Investment Decisions” for the selection of our real property investments. Our advisor also will evaluate the joint venture or co-ownership partner and the proposed terms of the joint venture or a co-ownership arrangement.
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
Interests in Other Real Estate Programs and Other Concurrent Offerings
Affiliates of our advisor act as an advisor to, and Christopher H. Cole, our chairman, president and chief executive officer, and D. Kirk McAllaster, Jr., our executive vice president, chief financial officer and treasurer, act as officers and/or directors of Cole Credit Property Trust, Inc. (“CCPT”), Cole Credit Property Trust II, Inc. (“CCPT II”), Cole Credit Property Trust III, Inc. (“CCPT III”), Cole Corporate Income Trust, Inc. (“CCIT”) and Cole Credit Property Trust IV, Inc. (“CCPT IV”), all of which are REITs offered, distributed and managed by affiliates of our advisor. Marc T. Nemer, one of our directors, also is a director of CCPT, CCPT III, CCIT and CCPT IV, and one of our independent directors also is an independent director of CCPT II. In addition, all of these REITs employ our sponsor’s investment strategy, which primarily focuses on single tenant corporate and retail properties subject to long term net leases to creditworthy tenants. CCPT, CCPT II, CCPT III, and CCPT IV focus primarily on the retail sector, while CCIT is focused on the industrial and corporate office sector. The common investment strategy used by each REIT would permit them to purchase certain properties that may also be suitable for our portfolio.
CCPT and CCPT II are no longer offering shares for investment and are not currently pursuing the acquisition of additional properties. In the event CCPT or CCPT II sells one or more of its assets, they may seek to acquire additional properties, which may be similar to properties in which we invest. On January 22, 2013, CCPT II entered into an Agreement and Plan of Merger with Spirit Realty Capital, Inc., a publicly listed REIT. The transaction is expected to close during the third quarter of 2013. CCPT III is no longer offering shares for investment to the public; however, CCPT III has sold and will continue to issue shares pursuant to its distribution reinvestment plan and continues to invest in real estate. On March 5, 2013, CCPT III, CHC, CREInvestments, LLC, a Maryland limited liability company and a wholly owned subsidiary of CCPT III (“Merger Sub”), and Christopher H. Cole, entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides for the merger of CHC with and into Merger Sub (the “Merger”) with Merger Sub surviving and continuing as a wholly owned subsidiary of CCPT III.  CHC is wholly owned by Mr. Cole, our chairman of the board, chief executive officer and president, and is an affiliate of our sponsor, the parent company and indirect owner of our advisor, and the indirect owner of our property manager and our dealer manager. The consummation of the Merger is subject to various conditions. Upon consummation of the Merger, CCPT III intends to list its shares of common stock on the New York Stock Exchange. CCIT commenced an initial public offering of up to $2.975 billion of shares of common stock in February 2011. CCPT IV’s initial public offering of up to $2.5 billion of shares of common stock was declared effective by the SEC on January 26, 2012 and it commenced sales of its common stock in the offering on March 1, 2012.
CCPT III and CCPT IV are active investors in real estate and real estate-related investments, and the investment objectives and strategies of CCPT III and CCPT IV overlap with our investment objective and strategy, thereby increasing the likelihood of potential acquisitions being appropriate for CCPT III and CCPT IV and for us. CCIT also is an active investor in real estate and real estate-related investments, and, although CCIT focuses primarily on the office and industrial sector, we anticipate that many investments that will be appropriate for investment by us also will be appropriate for investment by CCIT.
Affiliates of our advisor and entities owned or managed by such affiliates also may acquire or develop real estate for their own accounts, and have done so in the past. Furthermore, affiliates of our advisor and entities owned or managed by such affiliates intend to form additional real estate investment entities in the future, whether public or private, which can be expected to have investment objectives and policies similar to ours. Our advisor and its affiliates are not obligated to present to us any particular investment opportunity that comes to their attention, even if such opportunity is of a character that might be suitable for investment by us. Our advisor and its affiliates, as well as our officers and our affiliated directors, likely will experience conflicts of interest as they simultaneously perform services for us and other real estate programs sponsored by Cole Real Estate Investments.

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
From time to time our advisor may direct certain of its affiliates to acquire properties that would be suitable investments for us or may create special purpose entities to acquire properties for the specific purpose of selling the properties to us at a later time. Subsequently, we may acquire such properties from such affiliates, but any and all acquisitions from affiliates of our advisor must be approved by a majority of our directors, including a majority of independent directors, not otherwise interested in such transactions as being fair and reasonable to us. In addition our purchase price in any such transaction will be limited to the cost of the property to the affiliate, including acquisition-related expenses, unless a majority of the independent directors determines that there is substantial justification for any amount that exceeds such cost and that the difference is reasonable. Further, our charter provides that in no event will the purchase price of any asset acquired from an affiliate exceed its current appraised value as determined by an independent appraiser. During the year ended December 31, 2011, we acquired a 100% interest in three single tenant net leased properties, for an aggregate purchase price of $11.1 million, from Series C, LLC (“Series C”), an affiliate of our advisor. The acquisitions were funded with proceeds from our ongoing public offering of common stock combined with proceeds from our secured revolving credit facility. A majority of our board of directors (including all of our independent directors) not otherwise interested in the acquisitions, approved the acquisitions as being fair and reasonable to the Company, and determined that the aggregate cost of the properties was equal to the aggregate cost of the properties to Series C (including acquisition related expenses). In addition, the aggregate purchase price of the properties, exclusive of closing costs, was less than the aggregate then-current appraised values of the properties.
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

Our charter does not prohibit us from entering into transactions other than those described above with our directors, our advisor, our sponsor or any of their affiliates, subject to compliance with the requirements set forth under “– Certain Conflict Resolution Procedures,” including approval by a majority of our directors, including a majority of the independent directors, not otherwise interested in such transactions as being fair and reasonable to us and no less favorable to us than comparable terms and conditions available from unaffiliated third parties. Although we do not currently anticipate entering into any such transactions, we may sell investments to or acquire investments from affiliates of our advisor, make loans to or borrow from affiliates of our advisor and lease assets to or from affiliates of our advisor. In addition, we would not be precluded from internalizing our advisor if our board of directors were to determine an internalization transaction to be in the best interests of our stockholders.
Competition in Acquiring, Leasing and Reselling of Properties
There is a risk that a potential investment would be suitable for one or more real estate programs sponsored by Cole Real Estate Investments, in which case the officers of our advisor will have a conflict of interest allocating the investment opportunity to us or another program. There is a risk that our advisor will choose a property that provides lower returns to us than a property purchased by another real estate program sponsored by Cole Real Estate Investments. However, in such event, our advisor, with oversight by our board of directors, will determine which program will be first presented with the opportunity. See “– Certain Conflict Resolution Procedures” for details of the factors used to make that determination. Additionally, our advisor may cause a prospective tenant to enter into a lease for property owned by another real estate program sponsored by Cole Real Estate Investments. In the event that these conflicts arise, our best interests may not be met when persons acting on our behalf and on behalf of other real estate programs sponsored by Cole Real Estate Investments decide whether to allocate any particular property to us or to another real estate program sponsored by Cole Real Estate Investments.
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
Affiliated Property Manager
Our properties are, and we anticipate that substantially all properties we acquire in the future will be, managed and leased by our property manager, Cole Realty Advisors, Inc. (“Cole Realty Advisors”), an affiliate of our advisor, pursuant to property management and leasing agreements with our subsidiaries that hold title to our properties. We expect Cole Realty Advisors to also serve as property manager for properties owned by other real estate programs sponsored by Cole Real Estate Investments, some of which may be in competition with our properties.
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
Employees
We have no direct employees. The employees of Cole Advisors and its affiliates provide services to us related to acquisition and disposition, property management, asset management, financing, accounting, investor relations and administration. The employees of Cole Capital, our dealer manager, provide wholesale brokerage services.We are dependent on our advisor and its affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that these companies were unable to provide these services to us, we would be required to obtain such services from other sources.
Cole Advisors has waived its right to receive operating expense reimbursements for the year ended December 31, 2012 and 2011. However, when these reimbursements are no longer waived, we will reimburse Cole Advisors and its affiliates for expenses incurred in connection with its provision of administrative, acquisition, property management, asset management, financing, accounting and investor relation services, including personnel costs, subject to certain limitations.
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
Concentration of Credit Risk
As of December 31, 2012, we had cash on deposit at two financial institutions, none of which had deposits in excess of federally insured levels. We limit significant cash deposits to accounts held by financial institutions with high credit standing; therefore, we believe we are not exposed to any significant credit risk on our cash deposits.
Tractor Supply Company, CVS Caremark Corporation, and Walgreen Co. each accounted for 21% of our 2012 gross annualized rental revenues. Tenants in the drugstore industry and the home and garden industry accounted for 42% and 21%, respectively, of our 2012 gross annualized rental revenues. Additionally, we have certain geographic concentrations in our property holdings. In particular, as of December 31, 2012, three of our properties were located in Texas, one property was located in North Carolina and one property was located in Georgia, accounting for 44%, 14% and 11%, respectively, of our 2012 gross annualized rental revenues.
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
Risks Related to an Investment in Cole Real Estate Income Strategy (Daily NAV), Inc.
We have a limited prior operating history and there is no assurance that we will achieve our investment objectives. Further, this is a “blind pool,” as we currently have acquired 13 real estate properties and have not identified all of the specific properties that we may purchase with future offering proceeds. For this and other reasons, an investment in our shares is speculative.
We have a limited operating history. As of the date of this Annual Report on Form 10-K, we have acquired 13 real estate properties. Since we currently own a limited number of properties, and have not identified all of the specific properties that we may purchase with future offering proceeds, this is a “blind pool.” You will not be able to evaluate the economic merit of our additional investments until after these investments have been made. As a result, an investment in our shares is speculative.
A stockholder should consider an investment in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful in this market, we and our advisor must, among other things:

•	identify and acquire investments that further our investment objectives;

•	increase awareness of the Cole Real Estate Income Strategy (Daily NAV), Inc. name within the investment products market;

•	expand and maintain our network of licensed broker-dealers and others who sell shares on our behalf and other agents;

•	rely on our advisor, and its affiliates to attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted real estate and other investments as well as for potential investors;

•	rely on our advisor and its affiliates to continue to build and expand our operations structure to support our business; and

•	rely on our advisor, who relies on its sub-advisor, and its affiliates and our board of directors to be continuously aware of, and interpret, marketing trends and conditions.
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
The purchase and redemption price for shares of our common stock is based on our NAV per share each business day, which requires an estimate of the value of our assets and liabilities – consisting principally of illiquid commercial real estate and illiquid commercial real estate mortgages. Although quarterly valuations of each of our commercial real estate assets, related liabilities and notes receivable secured by real estate are performed by our independent valuation expert, our advisor also monitors our commercial real estate investments for events that may be expected to have a material impact on the most recent estimated values provided by our independent valuation expert. The valuation methodologies used to estimate the value of our commercial real estate assets, related liabilities and notes receivable secured by real estate involve subjective judgments, assumptions and opinions about future events, which may or may not turn out to be correct. Any resulting potential disparity in our NAV per share may be in favor of either stockholders who redeem their shares, or stockholders who buy new shares, or existing stockholders.
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
In addition, our NAV calculations, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with GAAP. These valuations, which are based on market values that assume a willing buyer and seller, may differ from liquidation values that could be realized in the event that we were forced to sell assets.

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
We are currently conducting our initial public offering, which is being made on a “best efforts” basis, which means that the dealer manager and the broker-dealers participating in the offering are only required to use their best efforts to sell the shares and have no firm commitment or obligation to purchase any of the shares. As a result, we may not be able to raise a substantial amount of capital in the near term. If we are not able to accomplish this goal, we may have difficulty in identifying and purchasing suitable properties on attractive terms in order to meet our investment objectives. Therefore, there could be a delay between the time we receive net proceeds from the sale of shares of our common stock in the offering and the time we invest the net proceeds. This could cause a substantial delay in the time it takes for an investor’s investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to our stockholders. If we fail to timely invest the net proceeds of the offering, our ability to achieve our investment objectives, including diversification of our portfolio by property type and location, could be adversely affected. Failure to raise substantial capital also could hamper our ability to comply with REIT prohibitions on concentrations of ownership. In addition, subject to our investment policies, we are not limited in the number or size of our investments or the percentage of net proceeds that we may dedicate to a single investment. If we use all or substantially all of the proceeds from the offering to acquire one or a few investments, the likelihood of our profitability being affected by the performance of any one of our investments will increase, and an investment in our shares will be subject to greater risk.
If we raise substantially less than the maximum offering amount, we may not be able to construct a diverse portfolio of real estate and real estate-related investments, and the value of an investment in our stock may fluctuate more widely with the performance of specific investments.
We are dependent upon the proceeds to be received from our initial public offering to conduct our proposed investment activities. Our initial public offering is being made on a “best efforts” basis, whereby our dealer manager and the broker/dealers that participate in the offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. As a result, we do not know the amount of proceeds that will be raised in our initial public offering or that we will achieve sales of the maximum offering amount. If we raise substantially less than the maximum offering amount, we may not be able to invest in a diverse portfolio in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. An investment in shares of our common stock would be subject to greater risk to the extent that we lack a diversified portfolio of investments. In addition, our fixed operating expenses, as a percentage of gross income, would be higher, and our financial condition and ability to pay distributions could be adversely affected if we are unable to raise substantial funds in our initial public offering.
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
Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant and investor relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that our financial results, operations, business relationships or confidential information will not be negatively impacted by such an incident.

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

•
the advisor’s role in estimating accruals of expenses for our fund accountant’s calculation of our daily NAV, as the fees of our advisor and its affiliates are based on our NAV, however, any intentionally inaccurate estimation of the Company’s daily net operating revenues, expenses and fees by our advisor could constitute a breach of its fiduciary duty to the Company and its stockholders, and may subject our advisor to significant liability; and

•
the amount of fees paid to our advisor and its affiliates. While the fees must be approved on an annual basis by our independent directors, the approval process may be constrained, to some extent, because the independent directors are likely to consider, among other factors, our stockholders’ expectation that affiliates of Cole Real Estate Investments sponsored and will serve in the roles of our advisor and our dealer manager.

Our advisor is responsible for estimating amounts of certain liabilities that will affect the calculation of our NAV.
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
Our advisor and its affiliated dealer manager perform services for us in connection with the distribution of our shares, the selection and acquisition of our investments, and the management of our assets. We pay our advisor and our dealer manager fees for these services, which will reduce the amount of cash available for investments or distributions to our stockholders. The fees we pay to our advisor and its affiliates decrease the value of our portfolio and increase the risk that stockholders may receive a lower price when they request redemption of their shares than the purchase price they initially paid for their shares.

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
We rely on our advisor to identify and select potential real estate investment opportunities on our behalf. At the same time, our advisor’s affiliates and our advisor’s officers manage other real estate programs sponsored by Cole Real Estate Investments that may have investment objectives and investment strategies that are similar to our objectives and strategies. As a result, our advisor could face conflicts of interest in allocating real estate acquisition opportunities as they become available. While the other real estate programs sponsored by Cole Real Estate Investments have allocation procedures in-place, there is a risk that our advisor’s allocation of investment properties may result in our acquiring a property that provides lower returns to us than a property purchased by another real estate program sponsored by Cole Real Estate Investments. In addition, we may acquire properties in geographic areas where other real estate programs sponsored by Cole Real Estate Investments own properties. If one of the other real estate programs sponsored by Cole Real Estate Investments attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. Similar conflicts of interest may arise if our advisor recommends that we make or purchase mortgage loans or participations in mortgage loans, since other real estate programs sponsored by Cole Real Estate Investments may be competing with us for these investments.
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

Our success depends to a significant degree upon certain key personnel of our advisor. If our advisor loses or is unable to obtain key personnel, our ability to achieve our investment objectives could be delayed or hindered, which could adversely affect our ability to pay distributions to you and the value of your investment.
Our success depends to a significant degree upon the contributions of certain executive officers and other key personnel of our advisor, each of whom would be difficult to replace. We cannot guarantee that all of these key personnel, or any particular person, will remain affiliated with us, our sponsor and/or our advisor. If any of our key personnel were to cease their affiliation with our advisor, our operating results could suffer. Further, we currently do not separately maintain key person life insurance on Mr. Cole or any other person and we may not do so in the future. We believe that our future success depends, in large part, upon our advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that our sponsor or advisor will be successful in attracting and retaining such skilled personnel. If our advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.
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
Our advisor may create special purpose entities to acquire properties for the specific purpose of selling the properties to us, and we may acquire such properties, provided that any and all acquisitions from affiliates of our advisor must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction, as being fair and reasonable to us and either the purchase price to us is no greater than the cost of the property to the affiliate of our advisor, including acquisition related expenses, or a majority of our independent directors determines that there is substantial justification for any amount above such cost and that the difference is reasonable. Further, we will not acquire a property from an affiliate of our advisor if the cost to us would exceed the property’s current appraised value as determined by an independent appraiser.

From time to time, we may borrow funds from affiliates of our advisor, including our sponsor, as bridge financing to enable us to acquire a property when offering proceeds alone are insufficient to do so and third party financing has not been arranged or is insufficient. Any and all such transactions must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction as fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties under the same circumstances. Finally, our advisor or its affiliates may pay costs on our behalf, pending our reimbursement, or we may defer payment of fees to our advisor or its affiliates, but neither of these transactions would be considered a loan under our charter.
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
We intend to invest in necessity single-tenant commercial properties, a number of which may include special use single tenant properties. If the leases on these properties are terminated or not renewed, we may have difficulty re-leasing or selling these properties to a party other than the tenant due to the special purpose for which the property may have been designed. Therefore, we may be required to expend substantial funds to renovate the property or make rent concessions in order to lease the property to another tenant or sell the property. These and other limitations may adversely impact the cash flows from, or lead to a decline in value of, these special use single-tenant properties.
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
The current market environment may adversely affect our operating results, financial condition and ability to pay distributions to our stockholders.
The global financial markets have undergone pervasive and fundamental disruptions since mid-2007. The disruptions in the global financial markets had an adverse impact on the availability of credit to businesses generally. To the extent that the global economic recession continues and/or intensifies, it has the potential to materially adversely affect the value of our properties and other investments we make, the availability or the terms of financing that we may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due, and/or, for our leased properties, the ability of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. The current market environment also could affect our operating results and financial condition as follows:

•
Debt Market - Since 2010, the volume of mortgage lending for commercial real estate has been increasing and lending terms have improved and continue to improve; however the real estate debt markets could begin experiencing increasing volatility as a result of certain factors, including the tightening of underwriting standards by lenders and credit rating agencies. Should overall borrowing costs increase, either by increases in the index rates or by increases in lender spreads, our operations may generate lower returns. In addition, dislocations in the debt markets could reduce the amount of capital that is available to finance real estate, which, in turn: (1) limits the ability of real estate investors to make new acquisitions and to potentially benefit from reduced real estate values or to realize enhanced returns on real estate investments; (2) could slow real estate transaction activity; and (3) may result in an inability to refinance debt as it becomes due. In addition, deterioration in the state of the debt markets could have a material adverse impact on the overall amount of capital being invested in real estate, which may result in price or value decreases of real estate assets and impact our ability to raise equity capital. In addition, the failure of any lending source with which we entered, or enter, into a credit facility or line of credit would adversely affect our ability to meet our obligations if we were unable to replace the funding source.

•
Real Estate Market - The global economic recession caused commercial real estate values to decline substantially. The U.S. commercial real estate markets began a recovery in 2010 which has continued through 2012. However, if the global recession were to persist or worsen, or it were to affect the U.S. financial markets, there may be uncertainty in the valuation, or in the stability of the value, of the properties we own or may acquire that could result in a substantial decrease in the value of our properties. Consequently, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge in earnings.

•
Government Intervention - The disruptions in the global financial markets have led to extensive and unprecedented government intervention. Although the government intervention is intended to stimulate the flow of capital and to strengthen the U.S. economy in the short term, it is impossible to predict the actual effect of the government intervention and what effect, if any, additional interim or permanent governmental intervention may have on the financial markets and/or the effect of such intervention on us.

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
The existing accounting standards for leases require lessees to classify their leases as either capital or operating leases. Under a capital lease, both the leased asset, which represents the tenant’s right to use the property, and the contractual lease obligation are recorded on the tenant’s balance sheet if one of the following criteria are met: (1) the lease transfers ownership of the property to the lessee by the end of the lease term; (2) the lease contains a bargain purchase option; (3) the non-cancelable lease term is more than 75% of the useful life of the asset; or (4) if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. If the terms of the lease do not meet these criteria, the lease is considered an operating lease, and no leased asset or contractual lease obligation is recorded by the tenant.
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
The Exposure Drafts do not include a proposed effective date and are still being deliberated and subject to change. The Boards intend to complete their deliberations and publish a revised exposure draft during the first half of 2013; however, a final standard is not expected to be issued until 2013 or 2014.
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
If we make investments in mortgage loans or mortgage-backed securities, we will be at risk of loss on those investments, including losses as a result of defaults on mortgage loans. These losses may be caused by many conditions beyond our control, including general prevailing local, national and global economic conditions, economic conditions affecting real estate values, tenant defaults and lease expirations, interest rate levels and the other economic and liability risks associated with real estate described above under the heading “– Risks Related to Investments in Real Estate,” as well as, among other things:

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
Subject to any limitations required to maintain qualification as a REIT, we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest rate cap or collar agreements and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements and that these arrangements may not be effective in reducing our exposure to interest rate changes. These interest rate hedging arrangements may create additional assets and/or liabilities from time to time that may be held or liquidated separately from the underlying property or loan for which they were originally established. We have adopted a policy relating to the use of derivative financial instruments to hedge interest rate risks related to our borrowings. This policy governs our use of derivative financial instruments to manage the interest rates on our variable rate borrowings. See the section captioned “Investment Objectives, Strategy and Policies – Acquisition and Investment Policies” of this Annual Report on Form 10-K. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may have a material adverse effect on our ability to achieve our investment objectives.
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
Our stockholders will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 500,000,000 shares of capital stock, of which 490,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock. Our board of directors may increase the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. After our stockholders purchase shares of our common stock, our board of directors may elect, without stockholder approval, to: (1) sell additional shares in our current or future public offerings; (2) issue equity interests in private offerings; (3) issue shares upon the exercise of the options we may grant to our independent directors or future employees; (4) issue shares to our advisor, its successors or assigns, in payment of an outstanding fee obligation; or (5) issue shares to sellers of properties we acquire in connection with an exchange of limited partnership interests of our operating partnership. To the extent we issue additional shares after a stockholder’s purchase, such stockholder will not experience dilution in the value of their shares given that our common stock is valued daily based on our NAV. However, to the extent we issue additional shares after a stockholder’s purchase, such stockholder’s percentage ownership interest will be diluted.
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
Certain provisions of the Maryland General Corporation Law applicable to us prohibit business combinations with:

•	any person who beneficially owns 10% or more of the voting power of our outstanding voting stock, which we refer to as an “interested stockholder;”

•	an affiliate of ours who, at any time within the two-year period prior to the date in question, was an interested stockholder; or

•	an affiliate of an interested stockholder.
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
Our directors and officers have duties to our corporation and our stockholders under Maryland law in connection with their management of the corporation. At the same time, we, as general partner, have fiduciary duties under Delaware law to our operating partnership and to the limited partners in connection with the management of our operating partnership. If we admit outside limited partners to our operating partnership, our duties as general partner of our operating partnership and its partners may come into conflict with the duties of our directors and officers to the corporation and our stockholders. Under Delaware law, a general partner of a Delaware limited partnership owes its limited partners the duties of good faith and fair dealing. Other duties, including fiduciary duties, may be modified or eliminated in the partnership’s partnership agreement. The partnership agreement of our operating partnership provides that, for so long as we own a controlling interest in our operating partnership, any conflict that cannot be resolved in a manner not adverse to either our stockholders or the limited partners will be resolved in favor of our stockholders.
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
Any domestic TRS we form will be subject to U.S. federal, state and local income tax on its taxable income. Accordingly, although our ownership of any TRSs may allow us to participate in the operating income from certain activities that our REIT could not participate in, that operating income will be fully subject to income tax. The after-tax net income of any TRS would be available for distribution to us, however any dividends received by our REIT from its TRSs will only be qualifying income for the 95% REIT income test, not the 75% REIT income test. If we have any non-U.S. TRSs, then they may be subject to tax in jurisdictions where they operate and on certain U.S. source income, and, under special rules dealing with foreign subsidiaries, they may generate income that is nonqualifying for either of the REIT income tests.
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
Our operating partnership currently is a disregarded entity for U.S. federal income tax purposes. Our operating partnership will become a partnership for U.S. federal income tax purposes if and when it issues interests to a person other than the Company or any entity disregarded from the Company for tax purposes. As a partnership, our operating partnership would not be subject to U.S. federal income tax on its income. Instead, each of its partners, including us, would be required to take into account its allocable share of the operating partnership’s income. No assurance can be provided, however, that the IRS would not challenge our operating partnership’s status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our operating partnership as a corporation for tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, cease to qualify as a REIT. Also, our operating partnership would become subject to U.S. federal, state and local income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.

Dividends payable by REITs generally do not qualify for reduced tax rates under current law.
Certain dividends payable by regular domestic corporations to individual U.S. stockholders, are eligible for preferential federal income tax rates applicable to long term capital gains. The more favorable rates applicable to regular corporate dividends under current law could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
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
In order to maintain our REIT qualification, among other requirements, no more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals, as defined in the Code to include certain kinds of entities, during the last half of any taxable year, other than the first year for which a REIT election is made. To assist us in qualifying as a REIT, our charter contains an aggregate stock ownership limit and a common stock ownership limit. Generally, any shares of our stock owned by affiliated owners will be added together for purposes of the aggregate stock ownership limit, and any shares of common stock owned by affiliated owners will be added together for purposes of the common stock ownership limit. In addition, in order to satisfy the ownership requirements, we must sell sufficient additional shares on or before June 30, 2013 so that the shares owned by CHC (which represented 74.4% of our outstanding common stock as of December 31, 2012 and 40.8% as of March 26, 2013) do not violate such requirements.

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
The REIT provisions of the Code substantially limit our ability to hedge our liabilities. Generally, income from a hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75% or 95% gross income tests, provided certain circumstances are satisfied. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because a domestic TRS would be subject to tax on income or gains resulting from hedges entered into by it or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRSs will generally not provide any tax benefit, except for being carried forward for use against future taxable income in the TRSs.
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
Legislative or regulatory action with respect to taxes could adversely affect the returns to our investors.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect their taxation. Such changes could have an adverse effect on an investment in our stock or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their own tax advisor with respect to the impact of recent legislation on their investment in our stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.
Congress passed major federal tax legislation in 2003, with modifications to that legislation in 2005 and an extension of that legislation by the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. One of the changes effected by that legislation generally reduced the maximum tax rate on qualified dividends paid by corporations to individuals to 15.0% through 2012. On January 3, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, extending such 15.0% qualified dividend rate for 2013 and subsequent taxable years for those unmarried individuals with income under $400,000 and for married couples with income under $450,000. For those with income above such thresholds, the qualified dividend rate is 20.0%. REIT distributions, however, generally do not constitute qualified dividends and consequently are not eligible for this reduced maximum tax rate. Therefore, our stockholders will pay federal income tax on our distributions (other than capital gains dividends or distributions which represent a return of capital for tax purposes) at the applicable “ordinary income” rate, the maximum of which is currently 39.6%. However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to you, and we thus expect to avoid the “double taxation” to which other corporations are typically subject.
Although REITs continue to receive substantially better tax treatment than entities taxed as corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed for federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our stockholders’ best interest.
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
As of December 31, 2012, we owned, through separate wholly-owned limited liability companies, a portfolio of ten properties located in eight states, comprising 225,041 rentable square feet of commercial space, including square feet of buildings which are on land subject to ground leases. As of December 31, 2012, nine of these properties were freestanding, single-tenant retail properties and one property was a multi-tenant retail center. As of December 31, 2012, these properties were 100% leased with a weighted average remaining lease term of 15.9 years. As of December 31, 2012, we had $20.6 million of debt outstanding under our secured revolving credit facility, as amended (the “Credit Facility”) secured by the properties in our portfolio and the related tenant leases.
Property Statistics
The following table shows the tenant diversification of our real estate assets, based on gross annualized rental revenue, as of December 31, 2012:

				Percentage of
	Total	Leased	2012	2012
	Number	Square	Gross Annualized	Gross Annualized
Tenant	of Leases	Feet (1)	Rental Revenue	Rental Revenue
Tractor Supply - home and garden	2	37,897	$561,060	21%
CVS - drugstore	3	31,753	559,000	21%
Walgreens - drugstore	2	30,075	557,624	21%
Kohl’s - department store	1	89,705	227,678	8%
JPMorgan Chase - financial services	1	4,600	180,414	7%
Advance Auto - automotive	1	7,000	174,226	6%
Dollar General - discount store	1	12,466	131,293	5%
McDonalds - restaurant	1	3,845	106,204	4%
Other	3	7,700	180,855	7%
	15	225,041	$2,678,354	100%

(1) Including square feet of the buildings on land that is subject to ground leases.

The following table shows the tenant industry diversification of our real estate assets, based on gross annualized rental revenue, as of December 31, 2012:

				Percentage of
	Total	Leased	2012	2012
	Number	Square	Gross Annualized	Gross Annualized
Industry	of Leases	Feet (1)	Rental Revenue	Rental Revenue
Drugstore	5	61,828	$1,116,624	42%
Home and garden	2	37,897	561,060	21%
Department store	1	89,705	227,678	8%
Financial services	1	4,600	180,414	7%
Automotive	1	7,000	174,226	6%
Discount store	1	12,466	131,293	5%
Restaurant	1	3,845	106,204	4%
Other	3	7,700	180,855	7%
	15	225,041	$2,678,354	100%

(1) Including square feet of the buildings on land that is subject to ground leases.
The following table shows the geographic diversification of our real estate assets, based on gross annualized rental revenue, as of December 31, 2012:

				Percentage of
	Total	Rentable	2012	2012
	Number of	Square	Gross Annualized	Gross Annualized
Location	Properties	Feet (1)	Rental Revenue	Rental Revenue
Texas	3	135,556	$1,169,426	44%
North Carolina	1	14,550	362,050	14%
Georgia	1	19,097	300,785	11%
New Mexico	1	15,525	195,574	7%
Pennsylvania	1	10,125	176,000	7%
Michigan	1	7,000	174,226	6%
Ohio	1	10,722	169,000	6%
Louisiana	1	12,466	131,293	5%
	10	225,041	$2,678,354	100%

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

Our leases, as of December 31, 2012, provided for annual base rental payments (payable in monthly installments) ranging from $43,000 to $362,000, with an average of $172,000. As of December 31, 2012, our weighted average remaining lease term was 15.9 years, with two leases expiring during the next ten years, representing 5% of our 2012 gross annualized rental revenue, assuming no exercise of renewal options.
Notes Payable Information
As of December 31, 2012, we had $20.6 million of debt outstanding under our Credit Facility, which matures on December 8, 2014. The Credit Facility allows our operating partnership to borrow up to $50.0 million in revolving loans, with the maximum amount outstanding not to exceed the borrowing base, which was approximately $21.4 million as of December 31, 2012 based on the value allocated to the qualified properties comprising eligible collateral. Up to 15.0% of the total amount available may be used for issuing letters of credit and up to 10.0% of the Credit Facility, not to exceed $15.0 million, may be used for short term (ten day) advances. Subject to meeting certain conditions described in the credit agreement and the payment of certain fees, the amount of the Credit Facility may be increased up to a maximum of $250.0 million. As of December 31, 2012, amounts outstanding on our Credit Facility accrued interest at an annual rate of 2.97%. Refer to Note 7 to our consolidated financial statements in this Annual Report on Form 10-K for further explanation.

ITEM 3.	LEGAL PROCEEDINGS
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
Market Information
As of March 26, 2013, we had approximately 1.7 million shares of common stock outstanding, held by a total of 347 stockholders of record.
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

In each calendar quarter, net redemptions will be limited under our redemption plan to 5% of our total NAV as of the end of the immediately preceding quarter. If less than the full 5% limit available for a quarter is used, the unused percentage will be carried over to the next quarter (the “Carryover Percent”), but the maximum carryover percentage will never exceed 15% in the aggregate, and net redemptions in any quarter may never exceed 10% of the prior quarter’s NAV. On each business day, we will calculate the maximum amount available for redemptions as 5% plus the Carryover Percent times the prior quarter-end’s NAV, plus share sales for the quarter, minus share redemptions for the quarter (the “Quarterly Limit”). Redemption requests will be satisfied on a first-come-first-served basis up to the Quarterly Limit.
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
During the years ended December 31, 2012 and 2011, we did not receive any redemption requests or redeem any shares under our share redemption program. See the section titled “Share Redemptions” in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation” appearing elsewhere in this Annual Report on Form 10-K, and Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for additional share redemption information.
Distributions
We intend to qualify as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2012. As a REIT, we intend to make distributions each taxable year equal to at least 90% of our taxable income (excluding capital gains and computed without regard to the dividends paid deduction). One of our primary goals is to pay regular (monthly) distributions to our stockholders.
For federal income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain distributions, or nontaxable distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a nontaxable return of capital, reducing the tax basis in each U.S. stockholder’s shares. In addition, the amount of distributions in excess of a U.S. stockholder’s tax basis in such shares will be taxable as gain realized from the sale of those shares.

Our board of directors authorized a daily distribution based on 366 days in the calendar year of $0.002254099 per share and $0.002383836 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2012 and ending on September 30, 2012 and the period commencing on October 1, 2012 and ending on December 31, 2012, respectively. The distributions were paid monthly in arrears. In addition, our board of directors authorized a daily distribution based on 365 days in the calendar year of $0.002429042 per share for stockholders of record as of the close of business on each day of the period commencing January 1, 2013 and ending on March 31, 2013. The distributions will be paid monthly in arrears.
The following table shows the character of the distributions we paid on a per share basis during the year ended December 31, 2012:

Year	Total Distributions Paid	Distributions Paid per Common Share	Nontaxable Distributions	Ordinary Dividends	Capital Gain Distributions
2012	$577,558	$0.80	$0.78	$0.02	$—
We did not pay any distributions during the year ended December 31, 2011.
Use of Public Offering Proceeds
On December 6, 2011, our Registration Statement on Form S-11 (Registration No. 333-169535) for our public offering (the “Offering”) of up to $4.0 billion in shares of common stock was declared effective under the Securities Act. The Registration Statement covered up to $3.5 billion in shares in a primary offering and up to $500.0 million in shares pursuant to our distribution reinvestment plan. On December 6, 2011, CHC deposited $10.0 million for the purchase of shares of common stock in the Offering into escrow. As a result, we satisfied the conditions of our escrow agreement and on December 7, 2011, we broke escrow and accepted the investor’s subscription for 666,666 shares of our common stock in the Offering, at a price of $15.00 per share, resulting in gross proceeds of $10.0 million. Additionally, as of December 31, 2012, we were authorized to issue 10.0 million shares of preferred stock, but had none issued or outstanding.
As of December 31, 2012, we had issued 900,704 shares in the Offering for gross proceeds of $13.7 million, out of which we recorded $37,000 in dealer manager fees payable and recorded $103,000 in organization and offering costs as a liability due to Cole Advisors. With the net offering proceeds of $13.8 million and the borrowings from our Credit Facility, we have acquired $32.6 million in real estate and related assets and incurred $438,000 of acquisition related expenses. As of December 31, 2012, we had not received any redemption requests or redeemed any shares of our common stock. As of March 26, 2013, we have issued approximately 1.7 million shares in the Offering for gross offering proceeds of $26.0 million.
Unregistered Sales of Equity Securities
On August 11, 2010, we sold 20,000 shares of common stock, at $10.00 per share to CHC, the indirect owner of Cole Advisors and our dealer manager, for a total amount of $200,000. We issued these shares in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). On September 20, 2011, our board of directors authorized a reverse stock split providing for the combination of each three shares of our common stock issued and outstanding into two shares of our common stock, resulting in 13,334 shares of common stock issued to CHC subsequent to the reverse stock split.

ITEM 6.	SELECTED FINANCIAL DATA
The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected financial data presented below was derived from our consolidated financial statements.

			Period from July 27, 2010
	Year Ended		(Date of Inception) to
	December 31, 2012	December 31, 2011	December 31, 2010
Balance Sheet Data:
Total investment in real estate assets, net	$33,102,369	$31,745,130	$—
Cash and cash equivalents	$997,676	$1,134,899	$200,000
Total assets	$35,209,238	$33,429,084	$200,000
Line of credit	$20,640,300	$21,440,300	$—
Due to affiliates	$335,109	$1,085,314	$—
Acquired below market lease intangibles, net	$902,350	$951,395	$—
Total liabilities	$22,558,486	$23,761,555	$—
Total stockholders’ equity	$8,880,412	$9,667,529	$200,000
Operating Data:
Total revenues	$2,687,727	$155,274	$—
General and administrative expenses	$889,518	$62,087	$—
Property operating expenses	$192,587	$6,981	$—
Advisory expenses	$198,511	$6,033	$—
Acquisition related expenses	$21,394	$416,572	$—
Depreciation and amortization	$650,539	$26,473	$—
Operating income (loss)	$735,178	$(362,872)	$—
Interest expense	$(815,052)	$(54,024)	$—
Net loss	$(79,749)	$(416,896)	$—
Cash Flow Data:
Cash flows provided by (used) in operating activities	$674,831	$(69,287)	$—
Cash flows used in investing activities	$(3,270,473)	$(29,913,525)	$—
Cash flows provided by financing activities	$2,458,419	$30,917,711	$200,000
Per Common Share Data:
Net loss - basic and diluted	$(0.11)	$(7.29)	$—
Distributions declared (1)	$0.84	$0.05	$—
Weighted average shares outstanding - basic and diluted	722,190	57,169	13,334

(1)	For 2011, Distributions declared per common share calculated at a rate of $0.002260274 per share per day for the period from December 8, 2011 through December 31, 2011.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Selected Financial Data” section of this Annual Report on Form 10-K and our accompanying consolidated financial statements and the notes thereto. See also the “Cautionary Note Regarding Forward-Looking Statements” section preceding Part I.
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
As of December 31, 2012, we owned ten properties located in eight states, comprising 225,041 rentable square feet of commercial space including square feet of buildings which are on land subject to ground leases. Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property indebtedness. Rental and other property income accounted for 94% and 96% our total revenue for the years ended December 31, 2012 and 2011, respectively. As 100% of our rentable square feet was under lease as of December 31, 2012, with a weighted average remaining lease term of 15.9 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant’s credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
As of December 31, 2012, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets, net of gross intangible lease liabilities, was 63%, and all of our debt was subject to variable interest rates. Should we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any current variable rate debt, refinancings, or new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions by entering into purchase agreements and loan commitments simultaneously, or through loan assumption, so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with future property acquisitions or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing for future acquisitions or refinancing, our results of operations may be adversely affected.

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
The economic downturn led to high unemployment rates and a decline in consumer spending. These economic trends have adversely impacted the real estate markets by causing higher tenant vacancies, declining rental rates and declining property values. In 2011 and 2012, the economy improved and continues to show signs of recovery. Additionally, the real estate markets have experienced an improvement in property values, occupancy and rental rates; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of December 31, 2012, 100% of our rentable square feet was under lease. However, if the recent improvements in economic conditions do not continue, we may experience vacancies or be required to reduce rental rates on occupied space. If we do experience vacancies, Cole Advisors will actively seek to lease our vacant space, however, such space may be leased at lower rental rates and for shorter lease terms than our current leases provide.
Application of Critical Accounting Policies
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.
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
We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of each respective asset to determine the appropriate useful life of the assets. Real estate and related assets, other than land, are depreciated or amortized on a straight-line basis. The estimated useful lives of our assets by class are generally as follows:

Buildings	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related assets may not be recoverable. Impairment indicators that we consider include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, we assess the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, we will adjust the real estate and related assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the years ended December 31, 2012 and 2011.
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
When a real estate asset is identified by us as held for sale, we will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in our opinion, the fair value, net of selling costs, of the asset is less than the carrying value of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of December 31, 2012 or 2011.
Allocation of Purchase Price of Real Estate and Related Assets
Upon the acquisition of real properties, we allocate the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their respective fair values. Acquisition related expenses are expensed as incurred. We utilize independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). We obtain an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to us, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by us in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in our allocation decisions other than providing this market information.
The fair values of above market and below market lease intangibles are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease. The above market and below market lease intangibles are capitalized as intangible lease assets or liabilities, respectively. Above market leases are amortized as a reduction to rental income over the remaining terms of the respective leases. Below market leases are amortized as an increase to rental income over the remaining terms of the respective leases, including any bargain renewal periods. In considering whether or not we expect a tenant to execute a bargain renewal option, we evaluate economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, remaining lease term, the tenant mix of the leased property, our relationship with the tenant and the availability of competing tenant space. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market or below market lease intangibles relating to that lease would be recorded as an adjustment to rental income.
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

We will estimate the fair value of assumed mortgage notes payable based upon indications of current market pricing for similar types of debt financing with similar maturities. Assumed mortgage notes payable will initially be recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and the mortgage note’s outstanding principal balance will be amortized to interest expense over the term of the respective mortgage note payable.
The determination of the fair values of the real estate and related assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables. The use of alternative estimates may result in a different allocation of our purchase price, which could impact our results of operations.
Revenue Recognition
Certain properties have leases where minimum rental payments increase during the term of the lease. We record rental income for the full term of each lease on a straight-line basis. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of determining this calculation. We defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period when such costs are incurred.
Income Taxes
We intend to qualify and make an election to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the taxable year ending December 31, 2012. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our taxable income to our stockholders, and so long as we distribute at least 90% of our taxable income (excluding net capital gains and computed without regard to the dividends paid deduction). REITs are subject to a number of other organizational and operational requirements. Even if we maintain our qualification to be taxed as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.
Results of Operations
On December 7, 2011, we commenced our principal operations and as of December 31, 2012, we owned ten commercial properties, including nine single tenant, freestanding commercial properties and one multi-tenant retail center, of which 100% of the gross rentable square feet was under lease. Because we did not commence principal operations until December 7, 2011, comparative financial information is not presented for the period from July 27, 2010 (date of inception) to December 31, 2010 and for the year ended December 31, 2012 compared to the year ended December 31, 2011.
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table summarizes our real estate investment activity during the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
Properties acquired	1	9
Approximate purchase price of acquired properties (in millions)	$1.8	$30.8
Approximate rentable square feet	12,466	212,575
Year Ended December 31, 2012:
Revenue for the year ended December 31, 2012 totaled $2.7 million. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 94% of our total revenues during the year ended December 31, 2012. We also paid certain operating expenses subject to reimbursement by our tenants, which resulted in $149,000 in tenant reimbursement income during the year ended December 31, 2012.

General and administrative expenses for the year ended December 31, 2012 totaled $890,000, primarily related to fees paid to our independent directors, fees for unused amounts under our Credit Facility, insurance, legal fees and accounting fees. For the year ended December 31, 2012, property operating expenses were $193,000, primarily related to property taxes, property insurance and repairs and maintenance. In addition, advisory expenses were $199,000 for the year ended December 31, 2012, related to advisory and performance fees earned by our advisor pursuant to our advisory agreement.
Acquisition related expenses for the year ended December 31, 2012 totaled $21,000, resulting from our acquisition of one property in November 2012. In addition, we recorded depreciation and amortization of $651,000 for the year ended December 31, 2012.
Our acquisitions have been financed with proceeds from our Offering and borrowings from our Credit Facility. During the year ended December 31, 2012, we incurred interest expense of $815,000, which included $177,000 in amortization of deferred financing costs. Our debt financing costs in future periods will vary based on our level of future borrowings, which will depend on the level of investor proceeds raised, the cost and availability of borrowings, and the opportunity to acquire real estate assets in accordance with our investment strategy.
Portfolio Information
Real Estate Portfolio
As of December 31, 2012, we owned ten commercial properties located in eight states, comprising 225,041 rentable square feet, including square feet of buildings which are on land subject to ground leases. As of December 31, 2012, these properties were 100% leased with a weighted average remaining lease term of 15.9 years.
As of December 31, 2012, our five highest tenant concentrations, based on annualized gross rental revenue, were as follows:

				Percentage of
	Total	Leased	2012	2012
	Number	Square	Gross Annualized	Gross Annualized
Tenant	of Leases	Feet (1)	Rental Revenue	Rental Revenue
Tractor Supply - home and garden	2	37,897	$561,060	21%
CVS - drugstore	3	31,753	559,000	21%
Walgreens - drugstore	2	30,075	557,624	21%
Kohl’s - department store	1	89,705	227,678	8%
JPMorgan Chase - financial services	1	4,600	180,414	7%
	9	194,030	$2,085,776	78%

(1) Including square feet of the buildings on land that is subject to ground leases.
As of December 31, 2012, our five highest tenant industry concentrations, based on gross annualized rental revenue, were as follows:

				Percentage of
	Total	Leased	2012	2012
	Number	Square	Gross Annualized	Gross Annualized
Industry	of Leases	Feet (1)	Rental Revenue	Rental Revenue
Drugstore	5	61,828	$1,116,624	42%
Home and garden	2	37,897	561,060	21%
Department store	1	89,705	227,678	8%
Financial services	1	4,600	180,414	7%
Automotive	1	7,000	174,226	6%
	10	201,030	$2,260,002	84%

(1) Including square feet of the buildings on land that is subject to ground leases.

As of December 31, 2012, our five highest geographic concentrations, based on gross annualized rental revenue, were as follows:

				Percentage of
	Total	Rentable	2012	2012
	Number of	Square	Gross Annualized	Gross Annualized
Location	Properties	Feet (1)	Rental Revenue	Rental Revenue
Texas	3	135,556	$1,169,426	44%
North Carolina	1	14,550	362,050	14%
Georgia	1	19,097	300,785	11%
New Mexico	1	15,525	195,574	7%
Pennsylvania	1	10,125	176,000	7%
	7	194,853	$2,203,835	83%

(1) Including square feet of the buildings on land that is subject to ground leases.
Distributions
Our board of directors authorized a daily distribution, based on 366 days in the calendar year, of $0.002254099 per share and $0.002383836 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2012 and ending on September 30, 2012 and the period commencing on October 1, 2012 and ending on December 31, 2012, respectively. In addition, our board of directors authorized a daily distribution of $0.002429042 per share for stockholders of record as of the close of business on each day of the period commencing January 1, 2013 and ending on March 31, 2013.
During the year ended December 31, 2012, we paid distributions of $578,000, including $8,000 through the issuance of shares pursuant to our DRIP Offering. Our distributions for the year ended December 31, 2012 were fully funded by net cash provided by operating activities.
During the year ended December 31, 2011, our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.002260274 per share for stockholders of record as of each day of the period commencing on December 8, 2011 and ending on December 31, 2011. Our distributions for this period were paid in January 2012 and funded by net cash provided by operating activities in 2012.
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
Our share redemption plan includes certain redemption limits, including a quarterly limit and, in some cases, a stockholder by stockholder limit. As of December 31, 2012, the Company had not received any redemption requests or redeemed any share of its common stock. See Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for additional terms of the share redemption program, including the share redemption plan limits.
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
We expect our operating cash flows to increase as additional properties are added to our portfolio. In accordance with the terms of our Credit Facility, as amended, the maximum amount available for borrowing decreased from 70% of the aggregate value allocated to each qualified property comprising the borrowing base to 65% on January 8, 2013. Assuming there is no change to the number or value of our borrowing base assets, we will be required to repay a total of $730,000 on our Credit Facility, as amended, within the next 12 months. Subsequent to December 31, 2012, we repaid $750,000 on our Credit Facility in accordance with the terms previously noted and added one property to our borrowing base, increasing the borrowing base under our Credit Facility to approximately $21.0 million. After we have acquired a substantial portfolio, we intend to further reduce our aggregate borrowings as a percentage of our real estate assets.
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

As of December 31, 2012, we had received and accepted subscriptions for approximately 914,037 shares of common stock for gross proceeds of $13.9 million. As of December 31, 2012, CHC, owner of 680,000 shares of our common stock, is not permitted to redeem any of its shares until we have raised $100.0 million in the Offering. As of December 31, 2012, we had not received any redemption requests or redeemed any shares of our common stock.
As of December 31, 2012, we had $20.6 million of debt outstanding on our Credit Facility and $800,000 of available borrowings based on the current borrowing base. See Note 7 to our consolidated financial statements in this Annual Report on Form 10-K for certain terms of the Credit Facility. Our contractual obligations as of December 31, 2012 were as follows:

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - line of credit	$20,640,300	$731,450	$19,908,850	$—	$—
Interest payments - line of credit (2)	1,166,311	603,130	563,181	—	—
Total	$21,806,611	$1,334,580	$20,472,031	$—	$—

(1)	The table above does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Payment obligations for the amount outstanding under the Credit Facility were calculated based on an interest rate of 2.97% in effect as of December 31, 2012.
Our charter prohibits us from incurring debt that would cause our borrowings to exceed 75% of our gross assets, valued at the aggregate cost (before depreciation and other non-cash reserves), unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report. As of December 31, 2012, our ratio of debt to total gross real estate assets net of gross intangible lease liabilities exceeded the 60% limitation, which was approved by our independent directors. The independent directors believed such borrowing levels were justified for the following reasons:

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
Cash Flow Analysis
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011:
Operating Activities. Net cash provided by operating activities increased $744,000 to $675,000 for the year ended December 31, 2012, compared to net cash used in operating activities of $69,000 for the year ended December 31, 2011. The increase was primarily due to a decrease in net loss before non-cash adjustments for depreciation, amortization of intangibles, amortization of deferred financing costs and amortization of discounts on marketable securities of $1.1 million, resulting from a full year of operations in 2012. This increase was offset by a net decrease in working capital accounts of $345,000. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased $26.6 million to $3.3 million for the year ended December 31, 2012, compared to $29.9 million for the year ended December 31, 2011. The decrease was primarily due to the acquisition of nine commercial properties during the year ended December 31, 2011. The Company completed one real estate acquisition of commercial property during the year ended December 31, 2012.

Financing Activities. Net cash provided by financing activities decreased $28.4 million to $2.5 million for the year ended December 31, 2012, compared to $30.9 million for the year ended December 31, 2011. During the year ended December 31, 2012, our loan activity resulted in net repayments of $800,000. During the year ended December 31, 2011, our loan activity resulted in net borrowings of $21.4 million. Additionally, the decrease in net cash provided by financing activities was due to $3.7 million from the issuance of common stock and $570,000 in distributions paid to investors during the year ended December 31, 2012, compared to $10.0 million from the issuance of common stock and no distributions paid to investors during the year ended December 31, 2011.
Election as a REIT
From the date of our formation and until the day following the date on which we issued shares to shareholders other than CHC, we were a qualified subchapter S subsidiary of CHC, and therefore were disregarded as an entity separate from CHC for U.S. federal income tax purposes. We intend to make an election under Section 856(c) of the Internal Revenue Code of 1986, as amended, to be taxed as a REIT, beginning with the taxable year ending December 31, 2012. To qualify as a REIT, we must meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. Accordingly, to the extent we meet the REIT qualifications, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains).
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
Inflation
We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. There are provisions in certain of our tenant leases that are intended to protect us from, and mitigate the risk of, the impact of inflation. These provisions include rent steps and clauses enabling us to receive payment of additional rent calculated as a percentage of the tenants’ gross sales above pre-determined thresholds. In addition, most of our leases require the tenant to pay all or a majority of the property’s operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs. However, due to the long-term nature of leases for real property, such leases may not re-set frequently enough to adequately offset the effects of inflation.
Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 9 to our consolidated financial statements in this Annual Report on Form 10-K for further explanation.
Related-Party Transactions and Agreements
We have entered into agreements with Cole Advisors and its affiliates, whereby we agree to pay certain fees, or reimburse certain expenses of, Cole Advisors or its affiliates, primarily advisory and performance fees, organization and offering costs, dealer manager fees, and reimbursement of certain acquisition and operating costs. See Note 10 to our consolidated financial statements in this Annual Report on Form 10-K for a further explanation of the various related-party transactions, agreements and fees.

Subsequent Events
Certain events occurred subsequent to December 31, 2012 through the filing date of this Annual Report on Form 10-K. Refer to Note 16 to our consolidated financial statements in this Annual Report on Form 10-K for further explanation. Such events include:
•Investment in real estate assets;
•Advisory agreement;
•Line of credit;
•Status of the Offering;
•Multiple class offering; and
•CCPT III/CHC Merger agreement.
Impact of Recent Accounting Pronouncements
Refer to Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off Balance Sheet Arrangements
As of December 31, 2012 and December 31, 2011, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with the acquisition of our properties, we have obtained variable rate debt financing, and are therefore exposed to changes in LIBOR. As of December 31, 2012, we had $20.6 million of variable rate debt outstanding on our Credit Facility, and a change of 50 basis points in interest rates would result in a change in interest expense of $103,000 per annum. In the future, our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. In addition, we expect that we may enter into derivative financial instruments such as interest rate swaps, interest rate caps, and rate lock arrangements in order to mitigate our interest rate risk. To the extent we enter into such arrangements, we will be exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2012.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2012, were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2012.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2013 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2013 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2013 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2013 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2013 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) List of Documents Filed.
1.    The list of the financial statements contained herein is set forth on page F-1 hereof.

2.	Financial Statement Schedules –
Schedule III – Real Estate Assets and Accumulated Depreciation is set forth beginning on page S-1 hereof.
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

3.	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.
(b) See (a) 3 above.
(c) See (a) 2 above.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2012 and 2011	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011	F-4
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2012 and 2011	F-5
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012 and 2011 and for the period from July 27, 2010 (Date of Inception) to December 31, 2010	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011 and for the period from July 27, 2010 (Date of Inception) to December 31, 2010	F-7
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Cole Real Estate Income Strategy (Daily NAV), Inc.
Phoenix, Arizona
We have audited the accompanying consolidated balance sheets of Cole Real Estate Income Strategy (Daily NAV), Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, the related consolidated statements of operations and comprehensive income (loss) for the years then ended, and the consolidated statements of stockholders’ equity and of cash flows for the years then ended and for the period from July 27, 2010 (date of inception) to December 31, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cole Real Estate Income Strategy (Daily NAV), Inc. and subsidiaries as of December 31, 2012 and 2011, the results of their operations for the years then ended and their cash flows for the years then ended and for the period from July 27, 2010 (date of inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 27, 2013

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
Investment in real estate assets:
Land	$12,765,587	$12,624,154
Buildings and improvements, less accumulated depreciation of $439,687 and $17,214, respectively	16,633,976	15,427,578
Acquired intangible lease assets, less accumulated amortization of $246,349 and $9,620, respectively	3,702,806	3,693,398
Total investment in real estate assets, net	33,102,369	31,745,130
Investment in marketable securities	227,393	—
Total investment in real estate assets and marketable securities, net	33,329,762	31,745,130
Cash and cash equivalents	997,676	1,134,899
Restricted cash	122,000	—
Rents and tenant receivables	309,873	40,414
Prepaid expenses and other assets	104,644	1,473
Deferred financing costs, less accumulated amortization of $189,210 and $11,734, respectively	345,283	507,168
Total assets	$35,209,238	$33,429,084
LIABILITIES AND STOCKHOLDERS’ EQUITY
Line of credit	$20,640,300	$21,440,300
Accounts payable and accrued expenses	373,384	128,727
Escrowed investor proceeds	122,000	—
Due to affiliates	335,109	1,085,314
Acquired below market lease intangibles, less accumulated amortization of $51,089 and $2,044, respectively	902,350	951,395
Distributions payable	65,294	36,888
Deferred rental income and other liabilities	120,049	118,931
Total liabilities	22,558,486	23,761,555
Commitments and contingencies
Redeemable common stock	3,770,340	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 490,000,000 shares authorized, 914,037 and 680,000 shares issued and outstanding, respectively	9,140	6,800
Capital in excess of par value	10,009,803	10,114,513
Accumulated distributions in excess of earnings	(1,139,497)	(453,784)
Accumulated other comprehensive income	966	—
Total stockholders’ equity	8,880,412	9,667,529
Total liabilities and stockholders’ equity	$35,209,238	$33,429,084
The accompanying notes are an integral part of these consolidated financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2012	December 31, 2011
Revenues:
Rental and other property income	$2,537,420	$148,800
Tenant reimbursement income	149,357	6,474
Interest income on marketable securities	950	—
Total revenues	2,687,727	155,274
Expenses:
General and administrative expenses	889,518	62,087
Property operating expenses	192,587	6,981
Advisory expenses	198,511	6,033
Acquisition related expenses	21,394	416,572
Depreciation	422,473	17,214
Amortization	228,066	9,259
Total operating expenses	1,952,549	518,146
Operating income (loss)	735,178	(362,872)
Other income (expense):
Gain on sale of marketable securities and other income	125	—
Interest expense	(815,052)	(54,024)
Net loss	$(79,749)	$(416,896)
Weighted average number of common shares outstanding:
Basic and diluted	722,190	57,169
Net loss per common share:
Basic and diluted	$(0.11)	$(7.29)
The accompanying notes are an integral part of these consolidated financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	December 31, 2012	December 31, 2011
Net loss	$(79,749)	$(416,896)
Other comprehensive income:
Reclassification of previous unrealized gain on marketable securities into net income	(141)	—
Unrealized gain on marketable securities	1,107	—
Total other comprehensive income	966	—
Comprehensive loss	$(78,783)	$(416,896)
The accompanying notes are an integral part of these consolidated financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, July 27, 2010 (Date of Inception)	—	$—	$—	$—	$—	$—
Issuance of common stock to Cole Holdings Corporation	13,334	133	199,867	—	—	200,000
Balance, December 31, 2010	13,334	133	199,867	—	—	200,000
Issuance of common stock	666,666	6,667	9,993,333	—	—	10,000,000
Distributions to investors	—	—	—	(36,888)	—	(36,888)
Dealer manager fee	—	—	(3,687)	—	—	(3,687)
Other offering costs	—	—	(75,000)	—	—	(75,000)
Comprehensive loss	—	—	—	(416,896)	—	(416,896)
Balance, December 31, 2011	680,000	6,800	10,114,513	(453,784)	—	9,667,529
Issuance of common stock	234,037	2,340	3,727,228	—	—	3,729,568
Distributions to investors	—	—	—	(605,964)	—	(605,964)
Dealer manager fees	—	—	(33,628)	—	—	(33,628)
Other offering costs	—	—	(27,970)	—	—	(27,970)
Changes in redeemable common stock	—	—	(3,770,340)	—	—	(3,770,340)
Comprehensive loss	—	—	—	(79,749)	966	(78,783)
Balance, December 31, 2012	914,037	$9,140	$10,009,803	$(1,139,497)	$966	$8,880,412
The accompanying notes are an integral part of these consolidated financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from July 27, 2010
	Year Ended		(Date of Inception) to
	December 31, 2012	December 31, 2011	December 31, 2010
Cash flows from operating activities:
Net loss	$(79,749)	$(416,896)	$—
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	422,473	17,214	—
Amortization of intangible lease assets and below market lease intangibles, net	187,684	7,576	—
Amortization of deferred financing costs	177,476	11,734	—
Amortization on marketable securities, net	713	—	—
Gain on sale of marketable securities	(108)	—	—
Changes in assets and liabilities:
Rents and tenant receivables	(269,459)	(40,414)	—
Prepaid expenses and other assets	(103,171)	(1,473)	—
Accounts payable and accrued expenses	244,657	128,727	—
Deferred rental income and other liabilities	1,118	118,931	—
Due to affiliates	93,197	105,314	—
Net cash provided by (used in) operating activities	674,831	(69,287)	—
Cash flows from investing activities:
Investment in real estate and related assets	(2,921,441)	(29,913,525)	—
Investment in marketable securities	(243,444)	—	—
Proceeds from sale of marketable securities	16,412	—	—
Change in restricted cash	(122,000)	—	—
Net cash used in investing activities	(3,270,473)	(29,913,525)	—
Cash flows from financing activities:
Proceeds from line of credit	1,675,000	21,440,300	—
Repayments of line of credit	(2,475,000)	—	—
Proceeds from issuance of common stock	3,722,043	10,000,000	200,000
Offering costs on issuance of common stock	—	(3,687)	—
Distributions to investors	(570,033)	—	—
Change in escrowed investor proceeds liability	122,000	—	—
Deferred financing costs paid	(15,591)	(518,902)	—
Net cash provided by financing activities	2,458,419	30,917,711	200,000
Net (decrease) increase in cash and cash equivalents	(137,223)	934,899	200,000
Cash and cash equivalents, beginning of year	1,134,899	200,000	—
Cash and cash equivalents, end of year	$997,676	$1,134,899	$200,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Accrued dealer manager fee and other offering costs	$136,598	$75,000	$—
Distributions declared and unpaid	$65,294	$36,888	$—
Common stock issued through distribution reinvestment plan	$7,525	$—	$—
Unrealized gain on marketable securities	$966	$—	$—
Accrued property escrow deposits due to affiliate	$—	$905,000	$—

Supplemental Cash Flow Disclosures:
Interest paid	$634,345	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Real Estate Income Strategy (Daily NAV), Inc. (the “Company”) is a Maryland corporation that was formed on July 27, 2010. Substantially all of the Company’s business is conducted through Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP (“Cole OP”), a Delaware limited partnership. The Company is the sole general partner of, and owns, directly or indirectly, a 100% of the partnership interest in, Cole OP. The Company intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the taxable year ended December 31, 2012. The Company is externally managed by Cole Real Estate Income Strategy (Daily NAV) Advisors, LLC (“Cole Advisors”), an affiliate of its sponsor.
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
The Company’s board of directors approved the initial offering price of $15.00, which was the purchase price of the Company’s shares during the escrow period. Now that the escrow period has concluded, the per share purchase price varies from day-to-day and, on each business day, is equal to the Company’s net asset value (“NAV”) divided by the number of shares outstanding as of the close of business on such day. The Company’s NAV per share is calculated daily as of the close of business by a fund accountant using a process that reflects (1) estimated values of each of the Company’s commercial real estate assets, related liabilities and notes receivable secured by real estate provided periodically by the Company’s independent valuation expert in individual appraisal reports, (2) daily updates in the price of liquid assets for which third party market quotes are available, (3) accruals of daily distributions, and (4) estimates of daily accruals, on a net basis, of operating revenues, expenses, debt service costs and fees. The NAV per share as of December 31, 2012 was $16.11. The Company’s NAV is not audited by its independent registered public accounting firm.
The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio primarily consisting of (1) necessity retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States and U.S. protectorates, (2) notes receivable secured by commercial real estate, including the origination of loans, and (3) cash, cash equivalents, other short-term investments and traded real estate-related securities. As of December 31, 2012, the Company owned ten commercial properties located in eight states, containing 225,041 rentable square feet of commercial space, including square feet of buildings which are on land subject to ground leases. As of December 31, 2012, these properties were 100% leased.
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

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Consolidated results of operations for the period from July 27, 2010 (Date of Inception) through December 31, 2010 have not been presented because the Company had not begun principal operations and had no revenue or expense during such period.
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
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate and related assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the years ended December 31, 2012 and 2011.
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
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of December 31, 2012 or 2011.

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
The fair values of above market and below market lease intangibles are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease. The above market and below market lease intangibles are capitalized as intangible lease assets or liabilities, respectively. Above market leases are amortized as a reduction to rental income over the remaining terms of the respective leases. Below market leases are amortized as an increase to rental income over the remaining terms of the respective leases, including any bargain renewal periods. In considering whether or not the Company expects a tenant to execute a bargain renewal option, the Company evaluates economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, remaining lease term, the tenant mix of the leased property, the Company’s relationship with the tenant and the availability of competing tenant space. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market or below market lease intangibles relating to that lease would be recorded as an adjustment to rental income.
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
Investment in Marketable Securities
Investment in marketable securities consists primarily of the Company’s investment in corporate and government debt securities. The Company determines the appropriate classification for debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 2012, the Company classified its investments as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income.

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
The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method and is recorded in the accompanying consolidated statements of operations in interest income on marketable securities along with interest and dividend income. Upon the sale of a security, the realized net gain or loss is computed on the specific identification method.
Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents. The Company considers investments in highly liquid money market accounts to be cash equivalents.
Restricted Cash and Escrows
Included in restricted cash were escrowed investor proceeds for which shares of common stock had not been issued as of December 31, 2012. As of December 31, 2011, the Company had no restricted cash.
Rents and Tenant Receivables
Rents and tenant receivables primarily includes amounts to be collected in future periods related to the recognition of rental income on a straight-line basis over the lease term and cost recoveries due from tenants. The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy, if any, are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company’s reported net income or loss is directly affected by management’s estimate of the collectability of accounts receivable. The Company records allowances for those balances that the Company deems to be uncollectible, including any amounts relating to straight-line rent receivables. As of December 31, 2012 and 2011, no balances were deemed uncollectible and no allowance was recorded.
Prepaid Expenses and Other Assets
Prepaid expenses and other assets include expenses paid as of the balance sheet date that relate to future periods and will be expensed or reclassified to another account during the period to which the costs relate. Any amounts with no future economic benefit are charged to earnings when identified.
Deferred Financing Costs
Deferred financing costs are capitalized and amortized on a straight-line basis over the term of the related financing arrangement, which approximates the effective interest method. If a note payable is prepaid, any unamortized deferred financing costs related to the note payable would be expensed. Amortization of deferred financing costs was $177,000 and $12,000 for the years ended December 31, 2012 and 2011, respectively, and was recorded in interest expense in the consolidated statements of operations.
Revenue Recognition
Certain properties have leases where minimum rental payments increase during the term of the lease. The Company records rental revenue for the full term of each lease on a straight-line basis. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of determining this calculation. The Company defers the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period when such costs are incurred.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Income Taxes
The Company intends to qualify and make an election to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 2012. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes its taxable income to its stockholders, and so long as it distributes at least 90% of its taxable income (excluding net capital gains and computed without regard to the dividends paid deduction). REITs are subject to a number of other organizational and operational requirements. Even if the Company maintains its qualification to be taxed as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Concentration of Credit Risk
As of December 31, 2012, the Company had cash on deposit at two financial institutions, none of which had deposits in excess of federally insured levels. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of December 31, 2012, Tractor Supply Company, CVS Caremark Corporation and Walgreen Co. each accounted for 21% of the Company’s 2012 gross annualized rental revenues. Tenants in the drugstore industry and the home and garden industry accounted for 42% and 21%, respectively, of our 2012 gross annualized rental revenues. Additionally, the Company has certain geographic concentrations in its property holdings. In particular, as of December 31, 2012, three of the Company’s properties were located in Texas, one property was located in North Carolina and one property was located in Georgia, accounting for 44%, 14% and 11%, respectively, of the Company’s 2012 gross annualized rental revenues.
Offering and Related Costs
Cole Advisors funds all of the organization and offering costs associated with the sale of the Company’s common stock (excluding the dealer manager fee) and is reimbursed for such costs up to 0.75% of gross proceeds from the Offering. As of December 31, 2012, Cole Advisors has paid organization and offering costs in excess of the 0.75% in connection with the Offering. These costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these costs may become payable to Cole Advisors.
Due to Affiliates
Cole Advisors and certain of its affiliates received, and will continue to receive fees, reimbursements and compensation in connection with services provided relating to the Offering and the acquisition, management, and performance of the Company’s assets. As of December 31, 2012 and 2011, $335,000 and $1.1 million, respectively, was due to Cole Advisors and its affiliates for such services, as discussed in Note 10 to these consolidated financial statements.
Stockholders’ Equity
As of December 31, 2012 and 2011, the Company was authorized to issue 490,000,000 shares of common stock and 10,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. The par value of investor proceeds raised from the Offering is classified as common stock, with the remainder allocated to capital in excess of par value. The Company’s board of directors may amend the charter to authorize the issuance of additional shares of capital stock without obtaining stockholder approval.
Redeemable Common Stock
The Company has adopted a share redemption program that permits its stockholders to redeem their shares, which is subject to the limitations discussed in Note 12 to these consolidated financial statements. The Company records amounts that are redeemable under the share redemption program as redeemable common stock outside of permanent equity in its consolidated balance sheets. Redeemable common stock is recorded at the greater of the carrying amount or redemption value each reporting period. Changes in the value from period to period are recorded as an adjustment to capital in excess of par.
As of December 31, 2012, CHC, owner of 680,000 shares of the Company’s common stock, is not permitted to redeem any of its shares until the Company has raised $100,000,000 in the Offering. As of December 31, 2012, the remaining outstanding shares were eligible for redemption and were recorded as redeemable common stock on the consolidated balance sheet, at the NAV per share, for a total of $3.8 million. No shares were eligible for redemption as of December 31, 2011.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Earnings Per Share
Earnings per share are calculated based on the weighted average number of common shares outstanding during each period presented. Diluted income per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the years ended December 31, 2012 and 2011.
Reportable Segments
The Company’s operating segment consists of commercial properties, which include activities related to investing in real estate including retail properties. The commercial properties are geographically diversified throughout the United States and have similar economic characteristics. The Company evaluates operating performance on an overall portfolio level; therefore the Company’s properties are aggregated into one reportable segment.
Interest
Interest is charged to interest expense as it accrues. No interest costs were capitalized during the years ended December 31, 2012 and 2011.
Distributions Payable and Distribution Policy
In order to qualify as a REIT, the Company is required, among other things, to make distributions each taxable year equal to at least 90% of its taxable income, excluding capital gains. To the extent funds are available, the Company intends to pay regular distributions to stockholders. Distributions are paid to stockholders of record as of the applicable record dates.
The Company’s board of directors authorized a daily distribution, based on 366 days in the calendar year of $0.002254099 per share and $0.002383836 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2012 and ending on September 30, 2012 and the period commencing on October 1, 2012 and ending on December 31, 2012, respectively. As of December 31, 2012, the Company had distributions payable of $65,000. The distributions were paid in January 2013, of which $5,000 were reinvested in shares through the DRIP.
Recent Accounting Pronouncements
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

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Cash and cash equivalents – The Company considers the carrying amounts of these financial assets to approximate fair value because of the short period of time between their origination and their expected realization.
Line of credit – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The estimated fair value of the Company’s debt was $20.6 million and $21.4 million as of December 31, 2012 and December 31, 2011, which approximated the carrying value on such dates. The fair value of the Company’s debt is estimated using Level 2 inputs.
Marketable securities – The Company’s marketable securities are carried at fair value and are valued using Level 1 inputs. The estimated fair value of the Company’s marketable securities are based on quoted market prices that are readily and regularly available in an active market.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of December 31, 2012, there have been no transfers of financial assets or liabilities between levels.
NOTE 4 — REAL ESTATE ASSETS
2012 Property Acquisitions
During the year ended December 31, 2012, the Company acquired a 100% interest in one single tenant retail building for an aggregate purchase price of $1.8 million (the “2012 Acquisition”). The Company purchased the 2012 Acquisition with net proceeds from the Offering. The Company allocated the purchase price of the property to the fair value of the assets acquired. The following table summarizes the purchase price allocation:

December 31, 2012
Land	$141,433
Building and improvements	1,448,425
Acquired in-place leases	190,909
Total purchase price	$1,780,767
The Company recorded revenue of $11,000 and a net loss for the year ended December 31, 2012 of $17,000 related to the 2012 Acquisition. In addition, the Company recorded $21,000 of acquisition related expenses for the year ended December 31, 2012.
The following information summarizes selected financial information of the Company, as if the 2012 Acquisition was completed on January 1, 2011 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the years ended December 31, 2012 and 2011:

	Year Ended
	December 31, 2012	December 31, 2011
Pro forma basis (unaudited):
Revenue	$2,806,000	$285,000
Net income (loss)	$15,000	$(360,000)

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2011 Property Acquisitions
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
In connection with the Company’s 2011 acquisitions, the Company recorded a payable to Cole Advisors as of December 31, 2011 for $905,000 for property escrow deposits paid on the Company’s behalf. During the year ended December 31, 2012, the Company reimbursed Cole Advisors in full for such amounts.
The Company recorded revenue of $155,000 and a net loss for the year ended December 31, 2011 of $359,000 related to the 2011 Acquisitions. In addition, the Company recorded $417,000 of acquisition related expenses for the year ended December 31, 2011.
The following information summarizes selected financial information of the Company, as if the 2011 Acquisitions were all completed and the Company commenced material operations on July 27, 2010 (Date of Inception) for each period presented below.  The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the year ended December 31, 2011 and the period from July 27, 2010 (Date of Inception) to December 31, 2010:

		For the Period From
	Year Ended	July 27, 2010 to
	December 31, 2011	December 31, 2010
Pro forma basis (unaudited):
Revenue	$2,522,000	$1,069,000
Net income (loss)	$319,000	$(282,000)

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
NOTE 5 — ACQUIRED INTANGIBLE LEASE ASSETS
Acquired intangible lease assets consisted of the following:

	As of December 31,
	2012	2011
Acquired in-place leases, net of accumulated amortization of $237,325 and $9,259,
respectively (with a weighted average life of 16.9 and 18.0 years, respectively).	$3,612,208	$3,594,137
Acquired above market leases, net of accumulated amortization of $9,024 and $361,
respectively (with a weighted average life of 10.4 and 11.5 years, respectively).	90,598	99,261
	$3,702,806	$3,693,398

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amortization expense related to the acquired in-place lease assets for the years ended December 31, 2012 and 2011, was $228,000 and $9,000, respectively. Amortization expense related to the acquired above market lease assets for the years ended December 31, 2012 and 2011 was $9,000 and $1,000, respectively.
As of December 31, 2012, the estimated amortization expense relating to the intangible lease assets for each of the five succeeding fiscal years is as follows:

	Amortization
Year ending December 31,	Leases In-Place	Above Market Leases
2013	$243,376	$8,663
2014	$243,376	$8,663
2015	$243,376	$8,663
2016	$243,376	$8,663
2017	$234,779	$8,663
NOTE 6 — MARKETABLE SECURITIES
As of December 31, 2012, the Company owned marketable securities with an estimated fair value of $227,000. As of December 31, 2011, the Company did not own any marketable securities. The following is a summary of the Company’s available-for-sale securities as of December 31, 2012:

	Available-for-sale securities
	Amortized Cost Basis	Unrealized Gain	Fair Value
U.S. Treasury Bonds	$40,104	$159	$40,263
U.S. Agency Bonds	50,401	205	50,606
Corporate Bonds	135,922	602	136,524
Total available-for-sale securities	$226,427	$966	$227,393
The following table provides the activity for the marketable securities during the year ended December 31, 2012:

	Amortized Cost Basis	Unrealized Gain	Fair Value
Marketable securities as of January 1, 2012	$—	$—	$—
Face value of marketable securities acquired	235,000	—	235,000
Premiums and discounts on purchase of marketable securities, net of acquisition costs	8,444	—	8,444
Amortization on marketable securities	(713)	—	(713)
Sales of securities and realized gain	(16,304)	(141)	(16,445)
Increase in fair value of marketable securities	—	1,107	1,107
Marketable securities as of December 31, 2012	$226,427	$966	$227,393
During the year ended December 31, 2012, the Company sold two marketable securities for aggregate proceeds of $16,000 and a realized gain of $100, all of which was previously recorded in other comprehensive income. Additionally, during the year ended December 31, 2012, the Company recorded an unrealized gain of $1,000 related to these investments, which is included in accumulated other comprehensive income on the accompanying statement of stockholders’ equity for the year ended December 31, 2012, and the consolidated balance sheet as of December 31, 2012. The scheduled maturities of the Company’s marketable securities as of December 31, 2012 are as follows:

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Available-for-sale securities
	Amortized Cost	Estimated Fair Value
Due within one year	$5,001	$5,001
Due after one year through five years	184,410	185,385
Due after five years through ten years	37,016	37,007
Due after ten years	—	—
Total	$226,427	$227,393
Actual maturities of marketable securities can differ from contractual maturities because borrowers on debt securities may have the right to prepay their respective loan balances at any time. In addition, factors such as prepayments and interest rates may affect the yields on the such securities.
NOTE 7 — LINE OF CREDIT
As of December 31, 2012, the Company had $20.6 million of debt outstanding under its secured revolving credit facility, as amended (the “Credit Facility”). The Credit Facility provides up to $50.0 million of borrowings pursuant to a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. and other lending institutions that may become parties to the Credit Agreement. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the total debt outstanding was $31.1 million as of December 31, 2012.
The Credit Facility allows Cole OP to borrow up to $50.0 million in revolving loans (the “Revolving Loans”), with the maximum amount outstanding not to exceed the borrowing base (the “Borrowing Base”), calculated as (1) 70% of the aggregate value allocated to each qualified property comprising eligible collateral (collectively, the “Qualified Properties”) during the period from December 8, 2011 through the earlier of January 7, 2013 or the date selected by the Company by written notice (the “Tier One Period”) and (2) 65% of the value allocated to the Qualified Properties during the period from January 8, 2013 to the earlier of December 8, 2014 or the date selected by the Company by written notice (the “Tier Two Period”).
As of December 31, 2012, the Borrowing Base under the Credit Facility was approximately $21.4 million based on the value allocated to the Qualified Properties. Up to 15.0% of the total amount available may be used for issuing letters of credit and up to 10.0% of the Credit Facility, not to exceed $15.0 million, may be used for short term (ten day) advances. Subject to meeting certain conditions described in the Credit Agreement and the payment of certain fees, the amount of the Credit Facility may be increased up to a maximum of $250.0 million. The Credit Facility matures on December 8, 2014.
The Revolving Loans bear interest at rates depending upon the type of loan specified by Cole OP. For a Eurodollar rate loan, as defined in the Credit Agreement, the interest rate will be equal to the one-month LIBOR (the “Eurodollar Rate”) for the interest period, plus the applicable rate (the “Eurodollar Applicable Rate”). The Eurodollar Applicable Rate is based upon the applicable period then in effect, and ranges from 2.55% during the Tier Two Period to 2.70% during the Tier One Period. For floating rate loans, the interest rate will be a per annum amount equal to the applicable rate (the “Floating Applicable Rate”) plus the greatest of (1) the Federal Funds Rate plus 0.5%; (2) JPMorgan Chase’s Prime Rate; or (3) LIBOR plus 1.0%. The Floating Applicable Rate is based upon the applicable period then in effect, and ranges from 1.55% during the Tier Two Period to 1.70% during the Tier One Period. As of December 31, 2012, amounts outstanding on the Credit Facility accrued interest at an annual rate of 2.97%.
The Credit Agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements and dividend payout and REIT status requirements. The Credit Agreement also includes usual and customary events of default and remedies for facilities of this nature. Based on the Company’s analysis and review of its results of operations and financial condition, as of December 31, 2012, the Company believes it was in compliance with the covenants of the Credit Facility.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Maturities
The following table summarizes the scheduled repayment of the Credit Facility assuming no changes to the borrowing base assets:

Year ending December 31,	Principal Repayments
2013	$731,450
2014	19,908,850
Thereafter	—
Total	$20,640,300
NOTE 8 — ACQUIRED BELOW MARKET LEASE INTANGIBLES
Acquired below market lease intangibles consisted of the following:

	As of December 31,
	2012	2011
Acquired below market leases, net of accumulated amortization of $51,089 and
$2,044, respectively (with a weighted average life of 19.5 and 20.6 years, respectively)	$902,350	$951,395
During the years ended December 31, 2012 and 2011, $49,000 and $2,000, respectively, were recorded as an increase to rental and other property income resulting from the amortization of the intangible lease liability.
As of December 31, 2012, the estimated amortization of the intangible lease liability for each of the five succeeding fiscal years is as follows:

Amortization of
Year ending December 31,	Below Market Leases
2013	$49,045
2014	$49,045
2015	$49,045
2016	$49,045
2017	$49,045
NOTE 9 — COMMITMENTS AND CONTINGENCIES
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

NOTE 10 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred, and will continue to incur, fees and expenses payable to Cole Advisors and certain of its affiliates in connection with the Offering, and the acquisition, management and performance of the Company’s assets.
Offering
In connection with the Offering, Cole Capital Corporation (“Cole Capital”), the Company’s dealer manager, receives, and will continue to receive an asset-based dealer manager fee that is payable in arrears on a monthly basis and accrues daily in an amount equal to 1/365th of 0.55% of the Company’s NAV for such day. Cole Capital, in its sole discretion, may reallow a portion of its dealer manager fee equal to an amount up to 1/365th of 0.20% of the Company’s NAV to participating broker dealers. Cole Capital waived its right to receive its dealer manager fee for the six months ended June 30, 2012; accordingly, no amounts were recorded during such period.
All organization and offering expenses associated with the sale of the Company’s common stock (excluding the dealer manager fee) are paid for by Cole Advisors or its affiliates and can be reimbursed by the Company up to 0.75% of the aggregate gross offering proceeds. As of December 31, 2012, Cole Advisors or its affiliates had paid organization and offering costs in excess of the 0.75% in connection with the Offering. These costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these costs may become payable.
The Company recorded fees and expense reimbursements as shown in the table below for services provided by Cole Advisors and its affiliates related to the services described above during the years indicated:

	Year Ended December 31,
	2012	2011
Offering:
Dealer manager fees	$33,628	$3,687
Dealer manager fees reallowed by Cole Capital	$207	$—
Organization and offering expense reimbursement	$27,970	$75,000
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
The Company will reimburse Cole Advisors for the operating expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse for any amount by which its operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceeds the greater of (1) 2% of average invested assets, or (2) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Cole Advisors has waived its right to receive operating expense reimbursements for the year ended December 31, 2012; accordingly, the Company did not reimburse its advisor for any such expenses during the year ended December 31, 2012.
In addition, the Company will reimburse Cole Advisors for all out-of-pocket expenses incurred in connection with the acquisition of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be reimbursed to Cole Advisors or its affiliates for acquisition services provided to the Company. Acquisition expenses, together with any acquisition fees paid to third parties for a particular real estate-related asset, will in no event exceed 6% of the gross purchase price. During the year ended December 31, 2012, the Company did not reimburse Cole Advisors for any acquisition expenses.

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
The Company recorded fees and expense reimbursements as shown in the table below for services provided by Cole Advisors and its affiliates related to the services described above during the years indicated:

	Year Ended December 31,
	2012	2011
Acquisitions, Operations and Performance:
Acquisition expense reimbursement	$—	$—
Advisory fee	$55,046	$6,033
Operating expense reimbursement	$—	$—
Performance fee	$143,465	$—
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
On December 8, 2011, the Company acquired a 100% interest in the three commercial properties (the “Related Party Acquisitions”) from Series C, LLC (“Series C”), an affiliate of Cole Advisors, for an aggregate purchase price of $11.1 million, exclusive of closing costs. A majority of the Company’s board of directors (including all of the Company’s independent directors) not otherwise interested in the transactions approved the Related Party Acquisitions as being fair and reasonable to the Company, and determined that the aggregate cost to the Company was equal to the aggregate cost of the properties to Series C (including acquisition related expenses). In addition, the aggregate purchase price of the Related Party Acquisitions, exclusive of closing costs, was less than the aggregate then-current appraised values of the properties.
Due to Affiliates
As of December 31, 2012, $335,000 was due to Cole Advisors and its affiliates primarily related to performance fees, advisory and dealer manager fees, and organization and offering expenses and is included in due to affiliates on the consolidated balance sheet. As of December 31, 2011, $1.1 million was due to Cole Advisors and its affiliates, related to escrow deposits and acquisition expenses that were paid on the Company’s behalf in connection with the acquisition of the Company’s properties, organization and offering expenses, advisory and dealer manager fees and were included in due to affiliates on the consolidated balance sheet.
NOTE 11 — ECONOMIC DEPENDENCY
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

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 12 — STOCKHOLDERS’ EQUITY
As of December 31, 2012 and 2011, the Company was authorized to issue 490,000,000 shares of common stock and 10,000,000 shares of preferred stock. All shares of such stock have a par value of $.01 per share. On August 11, 2010, the Company sold 20,000 shares of common stock, at $10.00 per share, to CHC. On September 20, 2011, the Company’s board of directors authorized a reverse stock split providing for the combination of each three shares of the Company’s common stock issued and outstanding into two shares of the Company’s common stock, resulting in 13,334 shares of common stock outstanding as of September 21, 2011. The number of shares issued and outstanding, as well as the dollar amount of common stock and capital in excess of par value, as of December 31, 2010, have been retroactively adjusted to reflect this reverse stock split in the Company’s consolidated financial statements. The Company’s board of directors may increase the aggregate number of authorized shares of capital stock or the number of authorize shares of capital stock of any class or series without obtaining stockholder approval. During the year ended December 31, 2012, the Company had issued a total of 234,037 shares including 460 shares issued under the Company’s DRIP, for gross proceeds of $3.7 million. As of December 31, 2012, the Company had issued 914,037 shares of common stock for cumulative gross proceeds of $13.9 million.
NAV per Share Calculation
The Company’s per share purchase and redemption price varies from day-to-day. The Company has engaged an independent valuation expert which has expertise in appraising commercial real estate assets, including notes receivable secured by real estate, and related liabilities, to provide, on a rolling quarterly basis, valuations of each of the Company’s commercial real estate assets and related liabilities to be set forth in individual appraisal reports, and to adjust those valuations for events known to the independent valuation expert that it believes are likely to have a material impact on previously provided estimates of the value of the affected commercial real estate assets, notes receivable secured by real estate or related real estate liabilities. In addition, the calculation of NAV includes liquid assets, which are priced daily using third party pricing services, and cash and cash equivalents.
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
The result of this calculation is the NAV as of the end of any business day. The NAV per share is determined by dividing the NAV on such day by the number of shares of common stock outstanding as of the end of such business day, prior to giving effect to any share purchases or redemptions to be effected on such day. At regularly scheduled board of directors meetings, the Company’s board reviews the process by which the Company’s advisor estimated the daily accruals and the fund accountant calculated the NAV per share, and the operation and results of the process to determine NAV per share generally. The Company’s NAV is not calculated in accordance with GAAP and is not audited by the independent registered public accounting firm.
Distribution Reinvestment Plan
Pursuant to the DRIP, the Company allows stockholders to elect to have their distributions reinvested in additional shares of the Company’s common stock. The purchase price for shares under the DRIP is equal to the NAV per share on the date that the distribution is payable, after giving effect to the distribution. During the year ended December 31, 2012, 460 shares were purchased under the Company’s DRIP for $8,000. No shares were issued under the Company’s DRIP during the year ended December 31, 2011.

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
For the quarter following a quarter in which the Company reached its Quarterly Limit (a “Limit Quarter”), a 5% per quarter redemption limitation will apply on a stockholder by stockholder basis, such that each of the Company’s stockholders will be allowed to request a redemption, at any time during that quarter, for a total of up to 5% of the shares they held as of the last day of the Limit Quarter, plus shares, if any, that the stockholder purchases during the in-progress quarter (the “Flow-regulator”). This prospective methodology for allocating available funds daily during a quarter for which a Flow-regulator is in effect (a “Flow-regulated Quarter”) is designed to treat all stockholders equally during the quarter as a whole, regardless of the particular day during the quarter when they choose to submit their redemption requests, based on the number of shares held by each stockholder as of the prior quarter-end.
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
As of December 31, 2012, 234,037 shares were eligible for redemption; however, the Company had not received any redemption requests or redeemed any share of its common stock.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 13 — INCOME TAXES
The Company expects to qualify as a REIT for federal income tax purposes beginning with the taxable year ending December 31, 2012. For federal income tax purposes, distributions to stockholders of a REIT are characterized as ordinary dividends, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S stockholders’ basis in their shares. For the taxable year ended December 31, 2012, 2.5% (unaudited) of distributions to stockholders were characterized as ordinary dividends and the remaining 97.5% (unaudited) of were considered nontaxable distributions.
As of December 31, 2012, the tax basis carrying value of the Company’s land and depreciable real estate assets was $32.7 million. During the year ended December 31, 2012, the Company incurred state and local income and franchise taxes of $22,000.
For the taxable year ended December 31, 2011 , the Company was not taxed as a REIT and as such, none of the distribution declared was taxable to the stockholder. Rather, the Company elected to be taxed as a qualified subchapter S subsidiary of its sole stockholder under Section 1361(b)(3)(B) of the Internal Revenue Code of 1986, as amended, for the taxable year ended December 31, 2011. As such, the Company has no income tax provision recorded in its consolidated financial statements for the year ended December 31, 2011.
NOTE 14 — OPERATING LEASES
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2012, the leases have a weighted-average remaining term of 15.9 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. As of December 31, 2012, the future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years is as follows:

Year ending December 31,	Future Minimum Rental Income
2013	$2,678,354
2014	2,678,354
2015	2,678,354
2016	2,678,354
2017	2,664,153
Thereafter	29,270,804
Total	$42,648,373
NOTE 15 — QUARTERLY RESULTS (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2012 and 2011. In the opinion of management, the information for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for each period.

	December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$660,193	$667,318	$660,079	$700,137
Operating income	249,205	200,629	168,626	116,718
Net income (loss)	46,885	(5,613)	(35,197)	(85,824)
Basic and diluted net income (loss) per common share	0.07	(0.01)	(0.05)	(0.11)
Distributions declared per common share	0.21	0.21	0.21	0.21

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$—	$—	$—	$155,274
Operating loss	—	—	—	(362,872)
Net loss	—	—	—	(416,896)
Basic and diluted net loss per common share (1)	—	—	—	(2.23)
Distributions declared per common share (2)	—	—	—	0.05

(1) Based on the weighted average number of shares outstanding for the quarter ended December 31, 2011.
(2) Distributions declared per common share calculated at a rate of $0.002260274 per share per day for the period from December 8, 2011 through December 31, 2011.
NOTE 16 — SUBSEQUENT EVENTS
Investment in Real Estate Assets
Subsequent to December 31, 2012, the Company acquired a 100% interest in three real estate properties for an aggregate purchase price of $4.1 million. The acquisitions were funded with proceeds from the Offering.
Update to Advisory Agreement
On February 8, 2013, the Company entered into an agreement with Cole Advisors (the “Advisory Agreement Amendment”) to amend the advisory agreement dated September 28, 2011. Among other things, the Advisory Agreement Amendment modifies the performance fee calculation methodology and provides that, in the event that the NAV per share of the Company’s common stock decreases below $15.00 (the “Base NAV”), the performance fee will not be calculated on any increase in NAV up to the Base NAV. In addition, the performance fee will not be paid with respect to any calendar year in which the NAV per share of the Company’s common stock, as of the last business day of such calendar year, is less than the Base NAV. These changes are effective as of January 1, 2013. Subject to these limitations, the performance fee will continue to be based on the Company’s annual total return to stockholders, such that for any calendar year in which the Company’s annual total return exceeds 6%, Cole Advisors will be entitled to 25% of the excess total return, but in no event will the performance fee exceed 10% of the annual total return for such calendar year.
Multiple Class Offering
On February 13, 2013, the Company filed a registration statement on Form S-11, Registration Statement No. 333-186656 (the “New Registration Statement”), to register the offer and sale of the existing class of the Company’s common stock, as well as two new classes of common stock. Contingent upon the effectiveness of the New Registration Statement, there will be certain changes that will impact existing and future shareholders. The Company will continue to sell shares under its existing registration statement before the effectiveness of the New Registration Statement.
Status of the Offering
As of March 26, 2013, the Company had received $26.0 million in gross offering proceeds through the issuance of approximately 1.7 million shares of its common stock in the Offering (including shares issued pursuant to the Company’s DRIP).
Line of Credit
Subsequent to December 31, 2012, the Company borrowed $1.1 million and repaid $5.8 million of the amounts outstanding under the Credit Facility. As of March 26, 2013, the Company had $16.0 million outstanding under the Credit Facility, with a weighted average interest rate of 2.8%, and $5.0 million available for borrowing.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CCPT III/CHC Merger Agreement
On March 5, 2013, Cole Credit Property Trust III, Inc. (“CCPT III”), CHC, CREInvestments, LLC, a Maryland limited liability company and a wholly owned subsidiary of CCPT III (“Merger Sub”) and Christopher H. Cole, entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides for the merger of CHC with and into Merger Sub (the “Merger”) with the Merger Sub surviving and continuing as a wholly owned subsidiary of CCPT III.  CHC is wholly-owned by Mr. Cole, the chairman of the board, chief executive officer and president of the Company and is an affiliate of the Company’s sponsor, the parent company and indirect owner of the Company’s advisor and the indirect owner of the Company’s property manager and dealer manager. The consummation of the Merger is subject to various conditions. Upon consummation of the Merger, CCPT III intends to list its shares of common stock on the New York Stock Exchange.
Despite the indirect change of control that would occur for the Company’s advisor, property manager and dealer manager upon consummation of the Merger, the Company anticipates that such entities will continue to serve in their respective capacities to the Company without any Merger related changes in personnel.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

					Gross Amount
					at Which
		Initial Costs to Company		Total	Carried At	Accumulated
			Buildings &	Adjustment	December 31, 2012	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Real Estate Held for Investment the Company has Invested in Under Operating Leases
Advance Auto:
Macomb Township, MI	(f)	$718,120	$1,145,823	$—	$1,863,943	$32,256	12/20/2011	2009
CVS:
Austin, TX	(f)	1,416,853	1,579,318	—	2,996,171	42,869	12/8/2011	1997
Erie, PA	(f)	1,007,152	1,157,106	—	2,164,258	30,936	12/9/2011	1999
Mansfield, OH	(f)	269,662	1,690,964	—	1,960,626	45,145	12/9/2011	1998
Dollar General:
Berwick, LA	(f)	141,433	1,448,425	—	1,589,858	6,299	11/30/2012	2012
The Parke:
San Antonio, TX	(f)	6,911,678	148,057	170,820	7,230,555	9,979	12/9/2011	2008
Tractor Supply:
Brunswick, GA	(f)	437,809	2,267,578	—	2,705,387	68,087	12/9/2011	2008
Lockhart, TX	(f)	464,318	2,046,158	—	2,510,476	59,380	12/8/2011	2008
Walgreens:
Albuquerque, NM	(f)	789,017	1,609,069	9,626	2,407,712	42,588	12/7/2011	1995
Reidsville, NC	(f)	609,545	3,800,719	—	4,410,264	102,148	12/8/2011	2008
TOTAL:	(f)	$12,765,587	$16,893,217	$180,446	$29,839,250	$439,687
(a) As of December 31, 2012, the Company owned nine single tenant, freestanding retail properties and one multi-tenant retail property.
(b) The aggregate cost for federal income tax purposes is approximately $33.2 million.
(c) The following is a reconciliation of total real estate carrying value for the years ended December 31, 2012 and December 31, 2011:

	Year Ended
	December 31, 2012	December 31, 2011
Balance, beginning of period	$28,068,946	$—
Additions
Acquisitions	1,589,858	28,068,946
Improvements	180,446	—
Total additions	1,770,304	28,068,946
Deductions
Cost of real estate sold	—	—
Total deductions	—	—
Balance, end of period	$29,839,250	$28,068,946

S-1

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)

(d) The following is a reconciliation of accumulated depreciation for the years ended December 31, 2012 and December 31, 2011:

	Year Ended
	December 31, 2012	December 31, 2011
Balance, beginning of period	$17,214	$—
Additions
Acquisitions - Depreciation Expense for Building & Tenant Improvements Acquired	419,439	17,214
Improvements - Depreciation Expense for Tenant Improvements & Building Equipment	3,034	—
Total additions	422,473	17,214
Deductions
Cost of real estate sold	—	—
Total deductions	—	—
Balance, end of period	$439,687	$17,214
(e) The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, tenant improvements are amortized over the respective lease term and buildings are depreciated over 40 years.
(f) Part of the Credit Facility’s Borrowing Base. As of December 31, 2012, the Company had $20.6 million outstanding under the Credit Facility.

S-2

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of March 2013.

Cole Real Estate Income Strategy (Daily NAV), Inc.

By:	/s/ D. KIRK MCALLASTER, JR.
Name:	D. Kirk McAllaster, Jr.
Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ CHRISTOPHER H. COLE	Chairman, Chief Executive Officer and President	March 27, 2013
Christopher H. Cole	(Principal Executive Officer)

/s/ D. KIRK MCALLASTER, JR.	Executive Vice President, Chief Financial Officer and	March 27, 2013
D. Kirk McAllaster, Jr.	Treasurer (Principal Financial Officer)

/s/ SIMON J. MISSELBROOK	Senior Vice President of Accounting	March 27, 2013
Simon J. Misselbrook	(Principal Accounting Officer)

/s/ GEORGE N. FUGELSANG	Director	March 27, 2013
George N. Fugelsang

/s/ RICHARD J. LEHMANN	Director	March 27, 2013
Richard J. Lehmann

/s/ MARC T. NEMER	Director	March 27, 2013
Marc T. Nemer

/s/ ROGER D. SNELL	Director	March 27, 2013
Roger D. Snell

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

1.1
Dealer Manager Agreement between Cole Real Estate Income Strategy (Daily NAV), Inc. and Cole Capital Corporation dated December 6, 2011 (Incorporated by reference to Exhibit 1.1 to the Company’s Form 10-K (File No. 333-169535), filed on March 30, 2012).

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

3.4 *	Certificate of Correction to the Articles of Amendment and Restatement, filed January 25, 2013.

3.5
Bylaws of Cole Real Estate Income Strategy (Daily NAV), Inc. effective September 28, 2011 (Incorporated by reference to Exhibit 3.2 to the Company’s pre-effective amendment to Form S-11 (File No. 333-169535), filed on November 3, 2011).

3.6
First Amendment to Bylaws of Cole Real Estate Income Strategy (Daily NAV), Inc., effective June 14, 2012 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 333-169535), filed on June 19, 2012).

4.1	Distribution Reinvestment Plan (Incorporated by reference to Exhibit 4.1 to the Company’s pre-effective amendment to Form S-11 (File No. 333-169535), filed on December 6, 2011).

10.1
Advisory Agreement by and between Cole Real Estate Income Strategy (Daily NAV), Inc. and Cole Real Estate Income Strategy (Daily NAV) Advisors, LLC dated September 28, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s pre-effective amendment to Form S-11 (File No. 333-169535), filed on November 3, 2011).

10.2
First Amendment to Amended and Restated Advisory Agreement by and between Cole Real Estate Income Strategy (Daily NAV), Inc. and Cole Real Estate Income Strategy (Daily NAV) Advisors, dated February 8, 2013 (Incorporated by reference to Exhibit 10.2 to the Company’s pre-effective Form S-11 (File No. 333-186656), filed on February 13, 2013).

10.3
Independent Valuation Expert Agreement by and between Cole Real Estate Income Strategy (Daily NAV), Inc. (f/k/a Cole Real Estate Income Trust, Inc.) and CB Richard Ellis, Inc. dated September 1, 2011 (Incorporated by reference to Exhibit 10.2 to the Company’s pre-effective amendment to Form S-11 (File No. 333-169535), filed on November 3, 2011).

10.4
Amended and Restated Escrow Agreement by and between Cole Real Estate Income Strategy (Daily NAV), Inc. and UMB Bank, N.A. (Incorporated by reference to Exhibit 10.3 to the Company’s pre-effective amendment to Form S-11 (File No. 333-169535), filed on December 6, 2011).

10.5
Amended and Restated Agreement of Limited Partnership of Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP dated September 28, 2011 (Incorporated by reference to Exhibit 10.4 to the Company’s pre-effective amendment to Form S-11 (File No. 333-169535), filed on November 3, 2011).

10.6
Purchase and Sale Agreement, dated December 8, 2011, between Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP and Series C, LLC to purchase 100% of the membership interests in Cole TS Lockhart TX, LLC (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K (File No. 333-169535), filed on March 30, 2012).

10.7
Purchase and Sale Agreement, dated December 8, 2011, between Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP and Series C, LLC to purchase 100% of the membership interests in Cole WG Reidsville NC, LLC (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K (File No. 333-169535), filed on March 30, 2012).

Exhibit No.	Description

10.8
Purchase and Sale Agreement, dated December 8, 2011, between Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP and Series C, LLC to purchase 100% of the membership interests in Cole CV Austin TX, LLC (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K (File No. 333-169535), filed on March 30, 2012).

10.9
Purchase Agreement and Escrow Instructions between Cole AA Macomb MI, LLC, and WXZ Retail Group/Macomb, LLC, pursuant to an Assignment of Purchase and Sale Agreement dated September 2, 2011 (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K (File No. 333-169535), filed on March 30, 2012).

10.10
Master Purchase Agreement and Escrow Instructions between Cole CV Erie PA, LLC, Cole CV Mansfield OH, LLC, 12th & Parade Street Company, LLC, and 1411 Lexington Avenue Company, LLC, pursuant to an Assignment of Purchase and Sale Agreement dated September 12, 2011 (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K (File No. 333-169535), filed on March 30, 2012).

10.11
Purchase and Sale Agreement by and between Cole MT San Antonio TX, LLC, and HEB Grocery Company, LP, pursuant to an Assignment of Purchase and Sale Agreement dated September 6, 2011 (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K (File No. 333-169535), filed on March 30, 2012).

10.12
Master Purchase Agreement and Escrow Instructions between Cole TS Brunswick GA, LLC, and RLM/TS Brunswick, LLC, pursuant to an Assignment of Purchase and Sale Agreement dated August 24, 2011 (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K (File No. 333-169535), filed on March 30, 2012).

10.13
Master Purchase Agreement and Escrow Instructions between Cole WG Albuquerque NM, LLC, and Westland Devco, LLC, pursuant to an Assignment of Purchase and Sale Agreement dated August 18, 2011 (Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K (File No. 333-169535), filed on March 30, 2012).

10.14
Borrowing Base Revolving Line of Credit Agreement dated December 8, 2011 by and among Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP as borrower, and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders referenced therein, and J.P. Morgan Securities LLC, as sole bookrunner and sole lead arranger (Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K (File No. 333-169535), filed on March 30, 2012).

10.15
Modification Agreement dated March 20, 2012 by and among Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP as borrower, and JPMorgan Chase Bank, N.A., as administrative agent and lender (Incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K (File No. 333-169535), filed on March 30, 2012).

10.16
Second Modification Agreement dated September 6, 2012 by and among Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP as borrower, and JPMorgan Chase Bank, N.A., as administrative agent and lender (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 333-169535), filed on November 9, 2012).

21.1*	List of Subsidiaries

31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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