Form 10-Q
period 2013-03-31
COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
filed 2013-05-14
CIK 1498542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 333-169535 (1933 Act)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 10, 2013, there were 2,034,352 shares of common stock, par value $0.01, of Cole Real Estate Income Strategy (Daily NAV), Inc. outstanding.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

PART I
FINANCIAL INFORMATION
The accompanying condensed consolidated unaudited interim financial statements as of and for the three months ended March 31, 2013 have been prepared by Cole Real Estate Income Strategy (Daily NAV), Inc. (the “Company,” “we,” “us” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We make no representation or warranty (expressed or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the “Item 1A – Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and in conjunction with our discussion regarding forward-looking statements in the “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

	March 31, 2013	December 31, 2012
ASSETS
Investment in real estate assets:
Land	$13,402,653	$12,765,587
Buildings and improvements, less accumulated depreciation of $574,957 and $439,687, respectively	19,635,743	16,633,976
Acquired intangible lease assets, less accumulated amortization of $314,162 and $246,349, respectively	3,971,846	3,702,806
Total investment in real estate assets, net	37,010,242	33,102,369
Investment in marketable securities	391,127	227,393
Total investment in real estate assets and marketable securities, net	37,401,369	33,329,762
Cash and cash equivalents	5,298,879	997,676
Restricted cash	120,000	122,000
Rents and tenant receivables	331,458	309,873
Prepaid expenses and other assets	75,807	104,644
Deferred financing costs, less accumulated amortization of $237,729 and $189,210, respectively	332,627	345,283
Total assets	$43,560,140	$35,209,238
LIABILITIES AND STOCKHOLDERS’ EQUITY
Line of credit	$15,965,100	$20,640,300
Accounts payable and accrued expenses	249,588	373,384
Escrowed investor proceeds	120,000	122,000
Due to affiliates	140,277	335,109
Acquired below market lease intangibles, less accumulated amortization of $64,045 and $51,089, respectively	922,542	902,350
Distributions payable	119,852	65,294
Deferred rental income and other liabilities	48,243	120,049
Total liabilities	17,565,602	22,558,486
Commitments and contingencies
Redeemable common stock	15,257,504	3,770,340
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 490,000,000 shares authorized, 1,763,331 and 914,037 shares issued and outstanding, respectively	17,633	9,140
Capital in excess of par value	12,166,362	10,009,803
Accumulated distributions in excess of earnings	(1,447,758)	(1,139,497)
Accumulated other comprehensive income	797	966
Total stockholders’ equity	10,737,034	8,880,412
Total liabilities and stockholders’ equity	$43,560,140	$35,209,238
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2013	2012
Revenues:
Rental and other property income	$731,378	$613,237
Tenant reimbursement income	47,731	46,956
Interest income on marketable securities	893	—
Total revenue	780,002	660,193
Expenses:
General and administrative expenses	256,375	199,356
Property operating expenses	49,634	51,474
Advisory expenses	47,270	—
Acquisition related expenses	67,527	1,318
Depreciation	135,270	103,285
Amortization	65,648	55,555
Total operating expenses	621,724	410,988
Operating income	158,278	249,205
Other expense:
Interest expense	179,839	202,320
Net (loss) income	$(21,561)	$46,885
Weighted average number of common shares outstanding:
Basic and diluted	1,304,096	680,055
Net (loss) income per common share:
Basic and diluted	$(0.02)	$0.07
Distributions declared per common share	$0.22	$0.21
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2013	2012
Net (loss) income	$(21,561)	$46,885
Other comprehensive loss:
Reclassification of previous unrealized loss on marketable securities into net loss	111	—
Unrealized loss on marketable securities	(280)	—
Total other comprehensive loss	(169)	—
Comprehensive (loss) income	$(21,730)	$46,885
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2013	914,037	$9,140	$10,009,803	$(1,139,497)	$966	$8,880,412
Issuance of common stock	856,449	8,565	13,890,280	—	—	13,898,845
Distributions to investors	—	—	—	(286,700)	—	(286,700)
Dealer manager fees	—	—	(28,887)	—	—	(28,887)
Other offering costs	—	—	(104,243)	—	—	(104,243)
Redemptions of common stock	(7,155)	(72)	(113,427)	—	—	(113,499)
Changes in redeemable common stock	—	—	(11,487,164)	—	—	(11,487,164)
Comprehensive loss	—	—	—	(21,561)	(169)	(21,730)
Balance, March 31, 2013	1,763,331	$17,633	$12,166,362	$(1,447,758)	$797	$10,737,034
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(21,561)	$46,885
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	135,270	103,285
Amortization of intangible lease assets and below market lease intangibles, net	54,857	45,460
Amortization of deferred financing costs	48,519	43,242
Amortization on marketable securities, net	585	—
Changes in assets and liabilities:
Rents and tenant receivables	(21,585)	(102,511)
Prepaid expenses and other assets	28,837	(24,446)
Accounts payable and accrued expenses	(123,796)	90,979
Deferred rental income and other liabilities	(71,806)	(38,210)
Due to affiliates	(163,469)	27,752
Net cash (used in) provided by operating activities	(134,149)	192,436
Cash flows from investing activities:
Investment in real estate and related assets	(4,077,808)	(915,966)
Investment in marketable securities	(174,535)	—
Proceeds from sale of marketable securities	10,047	—
Change in restricted cash	2,000	—
Net cash used in investing activities	(4,240,296)	(915,966)
Cash flows from financing activities:
Proceeds from issuance of common stock	13,870,239	2,500
Offering costs on issuance of common stock	(164,493)	—
Redemptions of common stock	(113,499)	—
Distributions to investors	(203,536)	(128,855)
Proceeds from line of credit	1,074,800	1,000,000
Repayments of line of credit	(5,750,000)	(1,000,000)
Deferred financing costs paid	(35,863)	—
Change in escrowed investor proceeds liability	(2,000)	—
Net cash provided by (used in) financing activities	8,675,648	(126,355)
Net increase (decrease) in cash and cash equivalents	4,301,203	(849,885)
Cash and cash equivalents, beginning of period	997,676	1,134,899
Cash and cash equivalents, end of period	$5,298,879	$285,014

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Accrued dealer manager fee and other offering costs	$105,235	$18
Distributions declared and unpaid	$119,852	$47,528
Common stock issued through distribution reinvestment plan	$28,606	$—
Unrealized loss on marketable securities	$(280)	$—
Reclassification of unrealized loss on marketable securities into net loss	$111	$—
Accrued capital expenditures and deferred financing costs	$—	$2,453
Supplemental Cash Flow Disclosures:
Interest paid	$143,307	$155,296
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
March 31, 2013

NOTE 1 —	ORGANIZATION AND BUSINESS
Cole Real Estate Income Strategy (Daily NAV), Inc. (the “Company”) is a Maryland corporation that was formed on July 27, 2010. Substantially all of the Company’s business is conducted through Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP (“Cole OP”), a Delaware limited partnership. The Company is the sole general partner of, and owns directly or indirectly, 100% of the partnership interest in, Cole OP. The Company intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the taxable year ended December 31, 2012. The Company is externally managed by Cole Real Estate Income Strategy (Daily NAV) Advisors, LLC (“Cole Advisors”), an affiliate of its sponsor.
On December 6, 2011, pursuant to a registration statement filed on Form S-11 (Registration No. 333-169535) (the “Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”), the Company commenced its initial public offering on a “best efforts” basis of $4.0 billion in shares of common stock (the “Offering”). Of this amount, the Company is offering $3.5 billion in shares in a primary offering and has reserved and is offering $500.0 million in shares pursuant to a distribution reinvestment plan (the “DRIP”).
The Company’s per share purchase price varies from day-to-day and, on each business day, is equal to the Company’s net asset value (“NAV”) divided by the number of shares outstanding as of the close of business on such day. The Company’s NAV per share is calculated daily as of the close of business by an independent fund accountant using a process that reflects (1) estimated values of each of the Company’s commercial real estate assets, related liabilities and notes receivable secured by real estate provided periodically by the Company’s independent valuation expert in individual appraisal reports, (2) daily updates in the price of liquid assets for which third party market quotes are available, (3) accruals of daily distributions, and (4) estimates of daily accruals, on a net basis, of operating revenues, expenses, debt service costs and fees. The NAV per share as of March 31, 2013 was $16.31. The Company’s NAV is not audited or reviewed by its independent registered public accounting firm.
The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio primarily consisting of (1) necessity retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States and U.S. protectorates, (2) notes receivable secured by commercial real estate, including the origination of loans, and (3) cash, cash equivalents, other short-term investments and traded real estate-related securities. As of March 31, 2013, the Company owned 13 commercial properties located in nine states, containing 248,763 rentable square feet of commercial space, including square feet of buildings which are on land subject to ground leases. As of March 31, 2013, these properties were 100% leased.
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
On February 13, 2013, the Company filed a registration statement on Form S-11, Registration No. 333-186656 (the “New Registration Statement”), to register the offer and sale of its common stock, as well as two new classes of common stock. Contingent upon the effectiveness of the New Registration Statement, there will be certain changes that will impact existing and future stockholders. Unless otherwise stated, all disclosures and discussion in this Quarterly Report on Form 10-Q do not include the expected effects of the New Registration Statement.

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2012, and related notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2013

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
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate and related assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the three months ended March 31, 2013 or 2012.
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
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of March 31, 2013 or December 31, 2012.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2013

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
The Company will estimate the fair value of assumed mortgage notes payable based upon indications of current market pricing for similar types of debt financing with similar maturities. Assumed mortgage notes payable will initially be recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and the mortgage note’s outstanding principal balance will be amortized to interest expense over the term of the respective mortgage note payable.
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
Investment in Marketable Securities
Investment in marketable securities consists primarily of the Company’s investment in corporate and government debt securities. The Company determines the appropriate classification for debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of March 31, 2013, the Company classified its investments as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2013

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
Restricted Cash and Escrows
Included in restricted cash were escrowed investor proceeds for which shares of common stock had not been issued as of March 31, 2013 and December 31, 2012.
Concentration of Credit Risk
As of March 31, 2013, the Company had cash on deposit at two financial institutions, one of which had deposits in excess of federally insured levels totaling $4.3 million; however the Company has not experienced any losses in such accounts. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of March 31, 2013, Tractor Supply Company, CVS Caremark Corporation and Walgreen Co. each accounted for 19% of the Company’s 2013 gross annualized rental revenues. Tenants in the drugstore industry and the home and garden industry accounted for 37% and 19%, respectively, of the Company’s 2013 gross annualized rental revenues. Additionally, the Company has certain geographic concentrations in its property holdings. In particular, as of March 31, 2013, three of the Company’s properties were located in Texas, three properties were located in Louisiana and one property was located in North Carolina, accounting for 39%, 12% and 12%, respectively, of the Company’s 2013 gross annualized rental revenues.
Offering and Related Costs
Cole Advisors funds all of the organization and offering costs associated with the sale of the Company’s common stock (excluding the dealer manager fee) and is reimbursed for such costs up to 0.75% of gross proceeds from the Offering. As of March 31, 2013, Cole Advisors or its affiliates had paid organization and offering costs in excess of the 0.75% in connection with the Offering. These costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these costs may become payable to Cole Advisors.
Due to Affiliates
Cole Advisors and certain of its affiliates received, and will continue to receive, fees, reimbursements and compensation in connection with services provided relating to the Offering and the acquisition, management and performance of the Company’s assets, as discussed in Note 8 to these condensed consolidated unaudited financial statements.
Redeemable Common Stock
The Company has adopted a share redemption program that permits its stockholders to redeem their shares, subject to certain limitations. The Company records amounts that are redeemable under the share redemption program as redeemable common stock outside of permanent equity in its condensed consolidated unaudited balance sheets. Redeemable common stock is recorded at the greater of the carrying amount or redemption value each reporting period. Changes in the value from period to period are recorded as an adjustment to capital in excess of par value.
As of March 31, 2013, the quarterly redemption capacity was equal to 10% of the Company’s prior quarter NAV, as adjusted for current quarter subscription and redemption activity and this amount was recorded as redeemable common stock on the condensed consolidated unaudited balance sheet for a total of $15.3 million.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2013

Recent Accounting Pronouncements
In February 2013, the U.S. Financial Accounting Standards Board issued Accounting Standards Update, 2013-02 Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which amends the reporting requirements for comprehensive income pertaining to the reclassification of items out of accumulated other comprehensive income. ASU 2013-02 was effective for the Company beginning January 1, 2013, and the Company has presented the required information within the condensed consolidated unaudited statements of other comprehensive income and notes to the financial statements.

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
Line of credit – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The estimated fair value of the Company’s debt was $16.0 million and $20.6 million as of March 31, 2013 and December 31, 2012, respectively, which approximated the carrying value on such dates. The fair value of the Company’s debt is estimated using Level 2 inputs.
Marketable securities – The Company’s marketable securities are carried at fair value and are valued using Level 1 inputs. The estimated fair value of the Company’s marketable securities are based on quoted market prices that are readily and regularly available in an active market.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of March 31, 2013, there have been no transfers of financial assets or liabilities between levels.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2013

NOTE 4 —	REAL ESTATE ASSETS
2013 Property Acquisitions
During the three months ended March 31, 2013, the Company acquired a 100% interest in three commercial properties for an aggregate purchase price of $4.1 million (the “2013 Acquisitions”). The Company purchased the 2013 Acquisitions with net proceeds from the Offering. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation:

March 31, 2013
Land	$637,066
Building and improvements	3,137,037
Acquired in-place leases	336,853
Acquired below market leases	(33,148)
Total purchase price	$4,077,808
The Company recorded revenue for the three months ended March 31, 2013 of $50,000 and a net loss for the three months ended March 31, 2013 of $35,000 related to the 2013 Acquisitions. In addition, the Company recorded $68,000 of acquisition related expenses for the three months ended March 31, 2013.
The following information summarizes selected financial information of the Company, as if all of the 2013 Acquisitions were completed on January 1, 2012 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the three months ended March 31, 2013 and 2012, respectively:

	Three Months Ended March 31,
	2013	2012
Pro forma basis:
Revenue	$814,840	$744,723
Net income	$42,551	$34,103
The pro forma information for the three months ended March 31, 2013 was adjusted to exclude acquisition costs related to the 2013 Acquisitions. These costs were recognized in the pro forma information for the three months ended March 31, 2012. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of period presented, nor does it purport to represent the results of future operations.
2012 Property Acquisitions
The Company made no real estate acquisitions during the three months ended March 31, 2012.

NOTE 5 —	MARKETABLE SECURITIES
The Company owned marketable securities with an estimated fair value of $391,000 and $227,000 as of March 31, 2013 and December 31, 2012, respectively. The following is a summary of the Company’s available-for-sale securities as of March 31, 2013:

	Available-for-sale securities
	Amortized Cost Basis	Unrealized Gain	Fair Value
U.S. Treasury Bonds	$50,190	$210	$50,400
U.S. Agency Bonds	95,364	287	95,651
Corporate Bonds	244,776	300	245,076
Total available-for-sale securities	$390,330	$797	$391,127

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2013

The following table provides the activity for the marketable securities during the three months ended March 31, 2013:

	Amortized Cost Basis	Unrealized Gain	Fair Value
Marketable securities as of December 31, 2012	$226,427	$966	$227,393
Face value of marketable securities acquired	170,000	—	170,000
Premiums and discounts on purchase of marketable securities, net of acquisition costs	4,535	—	4,535
Amortization on marketable securities	(585)	—	(585)
Sales of securities	(10,047)	111	(9,936)
Decrease in fair value of marketable securities	—	(280)	(280)
Marketable securities as of March 31, 2013	$390,330	$797	$391,127
During the three months ended March 31, 2013, the Company sold two marketable securities for aggregate proceeds of $10,000, which approximated their carrying value. In addition, the Company recorded an unrealized loss of $300 on its investments, which is included in accumulated other comprehensive income on the accompanying condensed consolidated unaudited statement of stockholders’ equity for the three months ended March 31, 2013 and the condensed consolidated unaudited balance sheet as of March 31, 2013. The scheduled maturities of the Company’s marketable securities as of March 31, 2013 are as follows:

	Available-for-sale securities
	Amortized Cost	Estimated Fair Value
Due within one year	$10,090	$10,107
Due after one year through five years	327,105	328,430
Due after five years through ten years	53,135	52,590
Due after ten years	—	—
Total	$390,330	$391,127
Actual maturities of marketable securities can differ from contractual maturities because borrowers on certain debt securities may have the right to prepay their respective loan balances at any time. In addition, factors such as prepayments and interest rates may affect the yields on the such securities.

NOTE 6 —	LINE OF CREDIT
As of March 31, 2013, the Company had $16.0 million of debt outstanding under its secured revolving credit facility, as amended (the “Credit Facility”). The Credit Facility provides up to $50.0 million of borrowings pursuant to a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. and other lending institutions that may become parties to the Credit Agreement. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the total debt outstanding was $32.8 million as of March 31, 2013.
The Credit Facility allows Cole OP to borrow up to $50.0 million in revolving loans, with the maximum amount outstanding not to exceed the borrowing base (the “Borrowing Base”), calculated as 65% of the aggregate value allocated to each qualified property comprising eligible collateral (collectively, the “Qualified Properties”). As of March 31, 2013, the Borrowing Base under the Credit Facility was approximately $21.0 million based on the value allocated to the Qualified Properties. Up to 15% of the total amount available may be used for issuing letters of credit and up to 10% of the Credit Facility, not to exceed $15.0 million, may be used for short term (ten day) advances. Subject to meeting certain conditions described in the Credit Agreement and the payment of certain fees, the amount of the Credit Facility may be increased up to a maximum of $250.0 million. The Credit Facility matures on December 8, 2014. As of March 31, 2013, amounts outstanding on the Credit Facility accrued interest at an annual rate of 2.80%.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2013

The Credit Agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements and dividend payout and REIT status requirements. The Credit Agreement also includes usual and customary events of default and remedies for facilities of this nature. Based on the Company’s analysis and review of its results of operations and financial condition, as of March 31, 2013, the Company believes it was in compliance with the covenants of the Credit Facility.

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
Offering
In connection with the Offering, Cole Capital Corporation (“Cole Capital”), the Company’s dealer manager, receives, and will continue to receive, an asset-based dealer manager fee that is payable in arrears on a monthly basis and accrues daily in an amount equal to 1/365th of 0.55% of the Company’s NAV for such day. Cole Capital, in its sole discretion, may reallow a portion of its dealer manager fee equal to an amount up to 1/365th of 0.20% of the Company’s NAV to participating broker dealers.
All organization and offering expenses associated with the sale of the Company’s common stock (excluding the dealer manager fee) are paid for by Cole Advisors or its affiliates and can be reimbursed by the Company up to 0.75% of the aggregate gross offering proceeds. As of March 31, 2013, Cole Advisors or its affiliates had paid organization and offering costs in excess of the 0.75% in connection with the Offering. These costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these costs may become payable.
The Company recorded fees and expense reimbursements as shown in the table below for services provided by Cole Advisors and its affiliates related to the services described above during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Offering:
Dealer manager fees	$28,887	$—
Dealer manager fees reallowed by Cole Capital	$236	$—
Organization and offering expense reimbursement	$104,243	$18
Cole Capital waived its right to receive its dealer manager fee for the three months ended March 31, 2012; accordingly, no amounts were recorded during such period.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2013

Acquisitions, Operations and Performance
The Company pays Cole Advisors an asset-based advisory fee that is payable in arrears on a monthly basis and accrues daily in an amount equal to 1/365th of 0.90% of the Company’s NAV for each day. The Company recorded $47,000 of advisory fees during the three months ended March 31, 2013. Cole Advisors waived its right to receive advisory fees for the three months ended March 31, 2012; accordingly, no amounts were recorded during such period.
The Company will reimburse Cole Advisors for the operating expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse for any amount by which its operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceeds the greater of (1) 2% of average invested assets, or (2) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Cole Advisors waived its right to receive operating expense reimbursements for the three months ended March 31, 2013 and 2012; accordingly, the Company did not reimburse its advisor for any such expenses during the three months ended March 31, 2013 or 2012.
In addition, the Company will reimburse Cole Advisors for all out-of-pocket expenses incurred in connection with the acquisition of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be reimbursed to Cole Advisors or its affiliates. Acquisition expenses, together with any acquisition fees paid to third parties for a particular real estate-related asset, will in no event exceed 6% of the gross purchase price. Cole Advisors waived its right to receive acquisition expense reimbursements for the three months ended March 31, 2013 and 2012; accordingly, the Company did not reimburse its advisor for any such expenses during the three months ended March 31, 2013 or 2012.
As compensation for services provided pursuant to the advisory agreement, the Company will also pay Cole Advisors a performance-based fee calculated based on the Company’s annual total return to stockholders (defined below), payable annually in arrears. The performance fee will be calculated such that for any calendar year in which the total return per share exceeds 6% (the “6% Return”), Cole Advisors will receive 25% of the excess total return above the 6% Return, but in no event will the Company pay Cole Advisors more than 10% of the aggregate total return for such year. However, in the event the NAV per share of the Company’s common stock decreases below $15.00 (the “Base NAV”), the performance-based fee will not be calculated on any increase in NAV of the Company’s common stock up to the Base NAV. In addition, the performance fee will not be paid with respect to any calendar year in which the NAV per share as of the last business day of the calendar year (the “Ending NAV”) is less than the Base NAV. The Base NAV is subject to downward adjustment in the event that the Company’s board of directors, including a majority of the independent directors, determines that such an adjustment is necessary to provide an appropriate incentive to Cole Advisors to perform in a manner that seeks to maximize stockholder value and is in the best interests of the Company’s stockholders. In the event of any stock dividend, stock split, recapitalization or similar change in the Company’s capital structure, the Base NAV shall be ratably adjusted to reflect the effect of any such event.
The total return to stockholders is defined as the change in NAV per share plus distributions per share. The NAV per share calculated on the last trading day of a calendar year shall be the amount against which changes in NAV per share are measured during the subsequent calendar year. Therefore, payment of the performance-based component of the advisory fee (1) is contingent upon the Company’s actual annual total return exceeding the 6% Return and the Ending NAV per share being greater than the Base NAV, (2) will vary in amount based on the Company’s actual performance, (3) cannot cause the Company’s total return as a percentage of stockholders’ invested capital for the year to be reduced below 6%, and (4) is payable to Cole Advisors if the Company’s total return exceeds the 6% Return in a particular calendar year, even if the total return to stockholders (or any particular stockholder) on a cumulative basis over any longer or shorter period has been less than 6% per annum. Cole Advisors will not be obligated to return any portion of advisory fees paid based on the Company’s subsequent performance.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2013

The Company recorded fees and expense reimbursements as shown in the table below for services provided by Cole Advisors or its affiliates related to the services described above during the three months ended March 31, 2013:

Three Months Ended
March 31, 2013
Acquisitions, Operations and Performance:
Acquisition expense reimbursement	$—
Advisory fee	$47,270
Operating expense reimbursement	$—
Performance fee	$—
No fees or expense reimbursements were incurred by the Company during the three months ended March 31, 2012 for the services described above.
Due to Affiliates
As of March 31, 2013, $140,000 was due to Cole Advisors and its affiliates, primarily related to advisory and dealer manager fees, and organization and offering expenses and was included in due to affiliates on the condensed consolidated unaudited balance sheet. As of December 31, 2012, $335,000 was due to Cole Advisors and its affiliates, related to performance fees, advisory and dealer manager fees and organization and offering expenses and was included in due to affiliates on the condensed consolidated unaudited balance sheet.

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

NOTE 10 —	SUBSEQUENT EVENTS
Investment in Real Estate Assets
Subsequent to March 31, 2013, the Company acquired a 100% interest in four real estate properties for an aggregate purchase price of $10.7 million. The acquisitions were funded with proceeds from the Offering and borrowings from the Credit Facility.
Status of the Offering
As of May 10, 2013, the Company had received $32.1 million in gross offering proceeds through the issuance of approximately 2.0 million shares of its common stock in the Offering (including shares issued pursuant to the DRIP).
Line of Credit
Subsequent to March 31, 2013, the Company borrowed $7.1 million and repaid $4.2 million of the amounts outstanding under the Credit Facility. As of May 10, 2013, the Company had $18.8 million outstanding under the Credit Facility and $2.1 million available for borrowing.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2013

CCPT III/CHC Merger
On April 5, 2013, Cole Credit Property Trust III, Inc. (“CCPT III”) acquired Cole Holdings Corporation (“CHC”) pursuant to a transaction whereby CHC merged with and into CREInvestments, LLC (“CREI”), a wholly-owned subsidiary of CCPT III. Prior to the merger, CHC was wholly owned by Mr. Christopher H. Cole, the Company’s chairman of the board, chief executive officer and president. CHC was also an affiliate of the Company’s sponsor, the parent company and indirect owner of the Company’s advisor, and was the indirect owner of the Company’s dealer manager. As a result of the merger, the Company’s advisor and dealer manager are wholly-owned by CREI.  Also in connection with the merger, the property management services previously performed for the Company by Cole Realty Advisors, Inc. have been assigned to CREI Advisors, LLC, a wholly-owned subsidiary of CREI. Despite the indirect change in control of the Company’s advisor and dealer manager, and the assignment of these property management services to CREI Advisors, LLC, the Company expects that the advisory, dealer manager and property management services it receives will continue without any merger-related changes in personnel or service procedures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012. The terms “we,” “us,” “our” and the “Company” refer to Cole Real Estate Income Strategy (Daily NAV), Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated unaudited financial statements and the notes thereto.
Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q of Cole Real Estate Income Strategy (Daily NAV), Inc., other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words.
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
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Quarterly Report on Form 10-Q is filed with the SEC. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in “Item 1A – Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012.

Overview
We were formed on July 27, 2010, to acquire and operate a diversified portfolio of (1) necessity retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States and U.S. protectorates, (2) notes receivable secured by commercial real estate, including the origination of loans, and (3) cash, cash equivalents, other short-term investments and traded real estate securities. We commenced our principal operations on December 7, 2011, when we issued the initial $10,000,000 in shares of our common stock in the Offering and acquired our first real estate property. We have no paid employees and are externally advised and managed by Cole Advisors, our advisor. We intend to elect to be taxed as a REIT for federal income tax purposes beginning with the year ended December 31, 2012.
Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property indebtedness. Rental and other property income accounted for 94% and 93% of our total revenue for the three months ended March 31, 2013 and 2012, respectively. As 100% of our rentable square feet was under lease as of March 31, 2013, with a weighted average remaining lease term of 15.2 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports (if any) on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant’s credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
As of March 31, 2013, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets, net of gross intangible lease liabilities, was 43%, and all of our debt was subject to variable interest rates. Should we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any current variable rate debt, refinancings or new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions by entering into purchase agreements and loan commitments simultaneously, or through loan assumption, so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with future property acquisitions or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing for future acquisitions or refinancing, our results of operations may be adversely affected.
Recent Market Conditions
Beginning in late 2007, domestic and international financial markets experienced significant disruptions that were brought about in large part by challenges in the global banking system. These disruptions severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. Financial conditions affecting commercial real estate have improved and continue to improve, as low treasury rates and increased lending from banks, insurance companies and commercial mortgage backed securities (“CMBS”) conduits have put downward pressure on mortgage rates. Nevertheless, the lending market remains sensitive to the macro environment, such as Federal Reserve policy, market sentiment or regulatory factors affecting the banking and CMBS industries. While we expect that financial conditions will remain favorable, if they were to deteriorate we may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering alternative lending sources, including the securitization of debt, utilizing fixed rate loans, borrowings on the Credit Facility, short-term variable rate loans, assuming existing mortgage loans in connection with property acquisitions, entering into interest rate lock or swap agreements, or completing any combination of the foregoing.

Commercial real estate fundamentals continue to strengthen, as a moderate pace of job creation has supported gains in office absorption, retail sales and warehouse distribution. Although construction activity has increased, it remains near historic lows; as a result, incremental demand growth has helped to reduce vacancy rates and support modest rental growth.  Improving fundamentals have resulted in gains in property values; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of March 31, 2013, 100% of our rentable square feet was under lease, and we expect that occupancy will remain high as the real estate recovery continues. However, if recent improvements in the economy reverse course, we may experience vacancies or be required to reduce rental rates on occupied space. If we do experience vacancies, Cole Advisors will actively seek to lease our vacant space; nevertheless, such space may be leased at lower rental rates and for shorter lease terms than our current leases provide.
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our consolidated real estate assets as of March 31, 2013 and 2012:

	As of March 31,
	2013	2012
Number of properties	13	9
Approximate rentable square feet (1)	248,763	212,575
Percentage of rentable square feet leased	100%	98%
(1) Including square feet of the buildings on land that are subject to ground leases.
The following table summarizes our consolidated real estate investment activity during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Properties acquired	3	—
Approximate purchase price of acquired properties (in millions)	$4.1	$—
Approximate rentable square feet	23,722	—
Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
Revenue. Revenue increased $120,000, or 18%, to $780,000 for the three months ended March 31, 2013, compared to $660,000 for the three months ended March 31, 2012. Of this amount, rental and other property income increased $118,000, or 19%, to $731,000 for the three months ended March 31, 2013, compared to $613,000 for the three months ended March 31, 2012. The increase was primarily due to the acquisition of three properties during the three months ended March 31, 2013 and one property subsequent to March 31, 2012. We pay certain operating expenses subject to reimbursement by the tenant. Tenant reimbursement income remained relatively constant, increasing $1,000, or 2%, to $48,000 for the three months ended March 31, 2013, compared to $47,000 for the three months ended March 31, 2012.
General and administrative expenses. General and administrative expenses increased $57,000, or 29%, to $256,000 for the three months ended March 31, 2013, compared to $199,000 for the three months ended March 31, 2012. The increase was primarily due to an increase in professional fees incurred, combined with higher fees for unused amounts under the Credit Facility due to a decrease in the amount outstanding on the line of credit for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. The primary general and administrative expense items are professional fees, board of directors costs, state franchise and income taxes, escrow and trustee fees, fees for unused amounts on our line of credit, and other licenses and fees.
Property operating expenses. Property operating expenses remained relatively constant decreasing $1,000, or 2%, to $50,000 for the three months ended March 31, 2013, compared to $51,000 for the three months ended March 31, 2012. The primary property operating expense items are property taxes, repairs and maintenance and property insurance.

Advisory expenses. Advisory expenses were $47,000 for the three months ended March 31, 2013, related to advisory fees earned by our advisor pursuant to our advisory agreement. Our advisor waived its right to receive advisory fees during the three months ended March 31, 2012; accordingly, no such fees were recorded during the three months ended March 31, 2012.
Acquisition related expenses. Acquisition related expenses increased $67,000 to $68,000 for the three months ended March 31, 2013 related to the three properties we acquired for an aggregate purchase price of $4.1 million.
Depreciation and amortization expenses. Depreciation and amortization expenses increased $42,000, or 26%, to $201,000 for the three months ended March 31, 2013, compared to $159,000 for the three months ended March 31, 2012. The increase was primarily related to depreciation and amortization on four properties acquired subsequent to March 31, 2012.
Interest expense. Interest expense decreased $22,000, or 11%, to $180,000 for the three months ended March 31, 2013, compared to $202,000 for the three months ended March 31, 2012, primarily due to a decrease in our average outstanding debt balance of $3.1 million for the three months ended March 31, 2013, compared to the three months ended March 31, 2012.
Distributions
Our board of directors authorized a daily distribution of $0.002429042 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2013 and ending on June 30, 2013. During the three months ended March 31, 2013 and 2012, we paid distributions of $232,000 and $129,000, respectively, including $29,000 through the issuance of shares pursuant to the DRIP during the three months ended March 31, 2013. Our distributions for the three months ended March 31, 2013 were funded by cash flows from operations in excess of distributions from the prior year of $97,000, or 42%, and proceeds from our offering of $135,000, or 58%. Net cash used in operating activities for the three months ended March 31, 2013 and net cash provided by operating activities for the years ended December 31, 2012 and 2011 reflect a reduction for real estate acquisition related expenses incurred and expensed in accordance with GAAP. We treat our real estate acquisition expenses as funded by proceeds from the Offering of our shares. Therefore, for consistency, proceeds from the issuance of common stock have been reported as a source of distributions to the extent that acquisition expenses have reduced net cash flows from operating activities in the current and prior periods. The distributions paid during the the three months ended March 31, 2012 were fully funded by net cash provided by operating activities.
Share Redemptions
We have adopted a share redemption plan to provide limited liquidity whereby, on a daily basis, stockholders may request that we redeem all or any portion of their shares. Our share redemption plan provides that, on each business day, stockholders may request that we redeem all or any portion of their shares, subject to a minimum redemption amount and certain short-term trading fees. The redemption price per share on any business day will be our NAV per share for that day, calculated by the independent fund accountant in accordance with our valuation policies.
Our share redemption plan includes certain redemption limits, including a quarterly limit and, in some cases, a stockholder by stockholder limit. During the three months ended March 31, 2013, we received redemption requests for, and redeemed approximately 7,200 shares of our common stock for $113,000.
We intend to fund share redemptions with available cash and proceeds from our liquid investments. We may, after taking the interests of our company as a whole and the interests of our remaining stockholders into consideration, use proceeds from any available sources at our disposal to satisfy redemption requests, including, but not limited to, proceeds from sales of additional shares, excess cash flow from operations, sales of our liquid investments, incurrence of indebtedness and, if necessary, proceeds from the disposition of real estate properties or real estate-related assets. In an effort to have adequate cash available to support our share redemption plan, we may determine to reserve borrowing capacity under a line of credit. We could then elect to borrow against this line of credit in part to redeem shares presented for redemption during periods when we do not have sufficient proceeds from the sale of shares in this continuous offering to fund all redemption requests.
Liquidity and Capital Resources
General
Our principal demands for funds will be for real estate and real estate related investments, for the payment of acquisition related expenses, operating expenses, distributions and redemptions to stockholders and principal and interest on any current and any future indebtedness. Generally, cash needs for items other than acquisitions and acquisition related expenses will be generated from operations of our current and future investments. We expect to meet cash needs for acquisitions from the net proceeds of the Offering and from debt financings. The sources of our operating cash flows will primarily be driven by the rental income received from current and future leased properties. We expect to continue to raise capital through the Offering and to utilize such funds and future proceeds from secured or unsecured financing to complete future property acquisitions.

Our investment guidelines provide that we will target the following aggregate allocation to relatively liquid investments, such as U.S. government securities, agency securities, corporate debt, publicly traded debt and equity real estate-related securities, cash, cash equivalents and other short-term investments and, in our discretion, a line of credit (collectively, the “Liquid Assets”): (1) 10% of our NAV up to $1.0 billion and (2) 5% of our NAV in excess of $1.0 billion. To the extent that we elect to maintain borrowing capacity under a line of credit, the amount available under the line of credit will be included in calculating the Liquid Assets under these guidelines. These are guidelines, and our stockholders should not expect that we will, at all times, hold liquid assets at or above the target levels or that all liquid assets will be available to satisfy redemption requests as we receive them. We anticipate that both our overall allocation to liquid assets as a percentage of our NAV and our allocation to different types of liquid assets will vary. In making these determinations our advisor will consider our receipt of proceeds from sales of additional shares, our cash flow from operations, available borrowing capacity under a line of credit, if any, or from additional mortgages on our real estate, our receipt of proceeds from sales of assets, and the anticipated use of cash to fund redemptions, as well as the availability and pricing of different investments. The amount of the Liquid Assets is determined by our advisor, in its sole discretion, but is subject to review by our independent directors on a quarterly basis.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, distributions and redemptions to stockholders and interest on the Credit Facility. We expect to meet our short-term liquidity requirements through available cash, cash provided by property operations, proceeds from the Offering and borrowings from the Credit Facility. As of March 31, 2013, we had no debt amounts maturing within the next 12 months and we had available borrowings on the Credit Facility of $5.0 million. We believe that the resources stated above will be sufficient to satisfy our short-term operating requirements, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for property and other asset acquisitions and the payment of tenant improvements, operating expenses, including debt service payments on any outstanding indebtedness, and distributions and redemptions to our stockholders. We expect to meet our long-term liquidity requirements through proceeds from the sale of our common stock, secured or unsecured financings from banks and other lenders, any available capacity on the Credit Facility by the addition of properties to the borrowing base, proceeds from the sale of marketable securities and net cash flows provided by operations.
As of March 31, 2013, we had received and accepted subscriptions for approximately 1.8 million shares of common stock for gross proceeds of $27.6 million. As of March 31, 2013, we had redeemed approximately 7,200 shares of common stock for $113,000. No redemption requests received during the three months ended March 31, 2013 went unfulfilled.
As of March 31, 2013, we had $16.0 million of debt outstanding on the Credit Facility and $5.0 million of available borrowings based on the current borrowing base assets. See Note 6 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of the Credit Facility. Our contractual obligations as of March 31, 2013 were as follows:

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - line of credit	$15,965,100	$—	$15,965,100	$—	$—
Interest payments - line of credit (2)	767,389	453,231	314,158	—	—
Total	$16,732,489	$453,231	$16,279,258	$—	$—
_______________

(1)	The table does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Payment obligations for the amount outstanding under the Credit Facility were calculated based on an interest rate of 2.80% in effect as of March 31, 2013.

Our charter prohibits us from incurring debt that would cause our borrowings to exceed 75% of our gross assets, valued at the aggregate cost (before depreciation and other non-cash reserves), unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report. During the initial period of the Offering, our board of directors, including a majority of our independent directors, have approved exceeding this limit because we are in the process of raising sufficient equity capital to acquire our portfolio. After we have acquired a substantial portfolio, our advisor will target a leverage of 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets. As of March 31, 2013, our ratio of debt to total gross real estate assets, net of gross intangible lease liabilities, was 43%.
Cash Flow Analysis
Operating Activities. Net cash used in operating activities was $134,000 for the three months ended March 31, 2013, compared to net cash provided by operating activities of $192,000 for the three months ended March 31, 2012. The change was primarily due to changes in our working capital balances of $305,000 as well as a decrease in net income before non-cash adjustments for depreciation, amortization of intangibles and amortization of deferred financing costs of $21,000. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities increased $3.3 million to $4.2 million for the three months ended March 31, 2013, compared to $916,000 for the three months ended March 31, 2012. The increase was primarily due to the acquisition of three commercial properties during the three months ended March 31, 2013 for $4.1 million. Additionally, we had net investments of $165,000 in marketable securities during the three months ended March 31, 2013. The Company did not acquire any commercial properties during the three months ended March 31, 2012; however, we reimbursed $905,000 of property escrow deposits paid by Cole Advisors on our behalf and paid $11,000 in leasing commissions related to the leasing of vacant space at our multi-tenant property.
Financing Activities. Net cash provided by financing activities was $8.7 million for the three months ended March 31, 2013, compared to net cash used in financing activities of $126,000 for the three months ended March 31, 2012. The change was primarily due to an increase in net proceeds from the issuance of common stock of $13.7 million, which was partially offset by net repayments on our line of credit of $4.7 million.
Election as a REIT
From the date of our formation and until the day following the date on which we issued shares to stockholders other than CHC, we were a qualified subchapter S subsidiary of CHC, and therefore were disregarded as an entity separate from CHC for U.S. federal income tax purposes. We intend to make an election under Section 856(c) of the Internal Revenue Code of 1986, as amended, to be taxed as a REIT, beginning with the taxable year ended December 31, 2012. To qualify as a REIT, we must meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. Accordingly, to the extent we meet the REIT qualifications, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains).
If we fail to qualify as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to maintain our qualification as a REIT. We also will be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. As such, no provision for federal income taxes has been made in our accompanying condensed consolidated unaudited financial statements. We may be subject to certain state and local taxes related to the operations of properties in certain locations, which, if applicable, have been provided for in our accompanying condensed consolidated unaudited financial statements.

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
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2012, and our critical accounting policies have not changed during the three months ended March 31, 2013. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2012, and related notes thereto.
Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 7 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanations.
Related-Party Transactions and Agreements
We have entered into agreements with Cole Advisors and its affiliates whereby we agree to pay certain fees, or reimburse certain expenses, of Cole Advisors or its affiliates for advisory and performance fees, organization and offering costs, dealer manager fees, and reimbursement of certain acquisition and operating costs. See Note 8 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a further explanation of the various related-party transactions, agreements and fees.
Subsequent Events
Certain events occurred subsequent to March 31, 2013 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 10 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation.
New Accounting Pronouncements
Refer to Note 2 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off-Balance Sheet Arrangements
As of March 31, 2013 and December 31, 2012, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
In connection with the acquisition of our properties, we have obtained variable rate debt financing, and are therefore exposed to changes in LIBOR. As of March 31, 2013, we had $16.0 million of variable rate debt outstanding on the Credit Facility, and a change of 50 basis points in interest rates would result in a change in interest expense of $80,000 per annum. In the future, our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. In addition, we expect that we may enter into derivative financial instruments such as interest rate swaps, interest rate caps and rate lock arrangements in order to mitigate our interest rate risk. To the extent we enter into such arrangements, we will be exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2013, were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.

Item 1A.	Risk Factors
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On August 11, 2010, we sold 20,000 shares of common stock, at $10.00 per share to CHC, for a total amount of $200,000. We issued these shares in a private transaction exempt from the registration requirements of the Securities Act. On September 20, 2011, our board of directors authorized a reverse stock split providing for the combination of each three shares of our common stock issued and outstanding into two shares of our common stock, resulting in 13,334 shares of common stock issued to CHC subsequent to the reverse stock split.
On December 6, 2011, the Registration Statement for our public offering of up to $4.0 billion in shares of common stock was declared effective under the Securities Act. The Registration Statement covers up to $3.5 billion in shares in a primary offering and up to $500.0 million in shares pursuant to our distribution reinvestment plan. On December 6, 2011, CHC deposited $10.0 million for the purchase of shares of common stock in the Offering into escrow. As a result, we satisfied the conditions of our escrow agreement, and on December 7, 2011, we broke escrow and accepted the investor’s subscription for 666,666 shares of our common stock in the Offering, at a price of $15.00 per share, resulting in gross proceeds of $10.0 million. Additionally, as of March 31, 2013, we were authorized to issue 10.0 million shares of preferred stock, but had none issued or outstanding.
As of March 31, 2013, we had issued approximately 1.8 million shares in the Offering for gross proceeds of $27.6 million, out of which we have incurred $66,000 in dealer manager fees and $207,000 in organization and offering costs. With the net offering proceeds of $27.4 million and the borrowings from the Credit Facility, we acquired $37.0 million in real estate and related assets and incurred $505,000 of acquisition related expenses. As of May 10, 2013, we have sold approximately 2.0 million shares in the Offering for gross offering proceeds of $32.1 million.
We have adopted a share redemption plan to provide limited liquidity whereby, on a daily basis, stockholders may request that we redeem all or any portion of their shares. The redemption price per share on any business day will be our NAV per share for that day, calculated by the independent fund accountant after the close of business on the redemption request day, without giving effect to any share purchases or redemptions to be effected on such day. Subject to limited exceptions, stockholders who redeem their shares of our common stock within the first 365 days from the date of purchase will be subject to a short-term trading fee of 2% of the aggregate NAV per share of the shares of common stock received. In each calendar quarter, net redemptions will be limited under our share redemption plan to 5% of our total NAV as of the end of the immediately preceding quarter, plus any unused percentage carried over to the next quarter, but the maximum carryover percentage will never exceed 15% in the aggregate, and net redemptions in any quarter may never exceed 10% of the prior quarter’s NAV.

The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest. During the three months ended March 31, 2013, we redeemed shares as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2013	—	$—	—	(1)
February 1 - February 28, 2013	6,837	$15.86	6,837	(1)
March 1 - March 31, 2013	318	$15.96	318	(1)
Total	7,155		7,155	(1)

(1)
A description of the maximum number of shares that may be purchased under our share redemption program, the date our share redemption program was announced (in the Registration Statement) and the amount of shares approved under our share redemption program is included in the narrative preceding this table.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended March 31, 2013 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
No events occurred during the three months ended March 31, 2013 that would require a response to this item.

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
Date: May 13, 2013

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.4
Certificate of Correction to the Articles of Amendment and Restatement, filed January 25, 2013 (Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K (File No. 333-169535), filed on March 28, 2013).

3.5
Bylaws of Cole Real Estate Income Strategy (Daily NAV), Inc. effective September 28, 2011 (Incorporated by reference to Exhibit 3.2 to the Company’s pre-effective amendment to Form S-11 (File No. 333-169535), filed on November 3, 2011).

3.6	First Amendment of Bylaws effective June 14, 2012 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 333-169535), filed on June 19, 2012).

4.1	Distribution Reinvestment Plan (Incorporated by reference to Exhibit 4.1 to the Company’s pre-effective amendment to Form S-11 (File No. 333-169535), filed on December 6, 2011).

10.1
First Amendment to Amended and Restated Advisory Agreement by and between Cole Real Estate Income Strategy (Daily NAV), Inc. and Cole Real Estate Income Strategy (Daily NAV) Advisors, dated February 8, 2013 (Incorporated by reference to Exhibit 10.2 to the Company’s Form S-11 (File No. 333-186656), filed on February 13, 2013).

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
**
In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

***
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.