Form 10-Q
period 2013-06-30
COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
filed 2013-08-08
CIK 1498542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
As of August 6, 2013, there were 2,835,663 shares of common stock, par value $0.01, of Cole Real Estate Income Strategy (Daily NAV), Inc. outstanding.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

	June 30, 2013	December 31, 2012
ASSETS
Investment in real estate assets:
Land	$16,514,079	$12,765,587
Buildings and improvements, less accumulated depreciation of $766,302 and $439,687, respectively	31,153,761	16,633,976
Acquired intangible lease assets, less accumulated amortization of $408,881 and $246,349, respectively	6,383,438	3,702,806
Total investment in real estate assets, net	54,051,278	33,102,369
Investment in marketable securities	470,713	227,393
Total investment in real estate assets and marketable securities, net	54,521,991	33,329,762
Cash and cash equivalents	2,897,163	997,676
Restricted cash	602,950	122,000
Rents and tenant receivables	352,764	309,873
Prepaid expenses and other assets	22,814	104,644
Deferred financing costs, less accumulated amortization of $290,098 and $189,210, respectively	389,323	345,283
Total assets	$58,787,005	$35,209,238
LIABILITIES AND STOCKHOLDERS’ EQUITY
Line of credit	$16,775,000	$20,640,300
Accounts payable and accrued expenses	250,922	373,384
Escrowed investor proceeds	602,950	122,000
Due to affiliates	384,700	335,109
Acquired below market lease intangibles, less accumulated amortization of $78,344 and $51,089, respectively	1,045,086	902,350
Distributions payable	178,388	65,294
Deferred rental income and other liabilities	52,214	120,049
Total liabilities	19,289,260	22,558,486
Commitments and contingencies
Redeemable common stock	17,111,402	3,770,340
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 490,000,000 shares authorized, 2,629,255 and 914,037 shares issued and outstanding, respectively	26,293	9,140
Capital in excess of par value	24,384,001	10,009,803
Accumulated distributions in excess of earnings	(2,015,866)	(1,139,497)
Accumulated other comprehensive (loss) income	(8,085)	966
Total stockholders’ equity	22,386,343	8,880,412
Total liabilities and stockholders’ equity	$58,787,005	$35,209,238
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Rental and other property income	$961,406	$625,904	$1,692,784	$1,239,141
Tenant reimbursement income	31,040	41,414	78,771	88,370
Interest income on marketable securities	1,365	—	2,258	—
Total revenue	993,811	667,318	1,773,813	1,327,511
Expenses:
General and administrative expenses	305,804	196,572	562,179	395,928
Property operating expenses	56,517	49,880	106,151	101,354
Advisory expenses	78,509	61,344	125,779	61,344
Acquisition related expenses	196,508	—	264,035	1,318
Depreciation	191,345	103,326	326,615	206,611
Amortization	90,351	55,567	155,999	111,122
Total operating expenses	919,034	466,689	1,540,758	877,677
Operating income	74,777	200,629	233,055	449,834
Other expense:
Interest expense	171,855	206,242	351,694	408,562
Net (loss) income	$(97,078)	$(5,613)	$(118,639)	$41,272
Weighted average number of common shares outstanding:
Basic and diluted	2,124,513	682,821	1,716,571	681,438
Net (loss) income per common share:
Basic and diluted	$(0.05)	$(0.01)	$(0.07)	$0.06
Distributions declared per common share	$0.22	$0.21	$0.44	$0.41
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net (loss) income	$(97,078)	$(5,613)	$(118,639)	$41,272
Other comprehensive loss:
Reclassification of previous unrealized loss on marketable securities into net loss	83	—	194	—
Unrealized loss on marketable securities	(8,965)	—	(9,245)	—
Total other comprehensive loss	(8,882)	—	(9,051)	—
Comprehensive (loss) income	$(105,960)	$(5,613)	$(127,690)	$41,272
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2013	914,037	$9,140	$10,009,803	$(1,139,497)	$966	$8,880,412
Issuance of common stock	1,727,627	17,277	28,201,105	—	—	28,218,382
Distributions to investors	—	—	—	(757,730)	—	(757,730)
Dealer manager fees	—	—	(76,865)	—	—	(76,865)
Other offering costs	—	—	(211,636)	—	—	(211,636)
Redemptions of common stock	(12,409)	(124)	(197,344)	—	—	(197,468)
Changes in redeemable common stock	—	—	(13,341,062)	—	—	(13,341,062)
Comprehensive loss	—	—	—	(118,639)	(9,051)	(127,690)
Balance, June 30, 2013	2,629,255	$26,293	$24,384,001	$(2,015,866)	$(8,085)	$22,386,343
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(118,639)	$41,272
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	326,615	206,611
Amortization of intangible lease assets and below market lease intangibles, net	135,277	90,932
Amortization of deferred financing costs	100,888	87,893
Amortization on marketable securities, net	1,316	—
Changes in assets and liabilities:
Rents and tenant receivables	(42,891)	(141,448)
Prepaid expenses and other assets	81,830	(15,194)
Accounts payable and accrued expenses	(122,462)	112,769
Deferred rental income and other liabilities	(67,835)	(65,353)
Due to affiliates	(74,417)	107,124
Net cash provided by operating activities	219,682	424,606
Cash flows from investing activities:
Investment in real estate and related assets	(21,268,065)	(942,378)
Investment in marketable securities	(279,576)	—
Proceeds from sale of marketable securities	25,889	—
Change in restricted cash	(480,950)	—
Net cash used in investing activities	(22,002,702)	(942,378)
Cash flows from financing activities:
Proceeds from issuance of common stock	28,095,942	82,500
Offering costs on issuance of common stock	(164,493)	—
Redemptions of common stock	(197,468)	—
Distributions to investors	(522,196)	(270,036)
Proceeds from line of credit	8,174,800	1,000,000
Repayments of line of credit	(12,040,100)	(1,000,000)
Deferred financing costs paid	(144,928)	(8,220)
Change in escrowed investor proceeds liability	480,950	—
Net cash provided by (used in) financing activities	23,682,507	(195,756)
Net increase (decrease) in cash and cash equivalents	1,899,487	(713,528)
Cash and cash equivalents, beginning of period	997,676	1,134,899
Cash and cash equivalents, end of period	$2,897,163	$421,371

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Accrued dealer manager fee and other offering costs	$260,606	$620
Distributions declared and unpaid	$178,388	$46,296
Common stock issued through distribution reinvestment plan	$122,440	$113
Unrealized loss on marketable securities	$9,245	$—
Reclassification of unrealized loss on marketable securities into net loss	$194	$—
Accrued capital expenditures and deferred financing costs	$—	$3,751
Supplemental Cash Flow Disclosures:
Interest paid	$260,826	$315,535
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
June 30, 2013

NOTE 1 —	ORGANIZATION AND BUSINESS
Cole Real Estate Income Strategy (Daily NAV), Inc. (the “Company”) is a Maryland corporation that was formed on July 27, 2010. Substantially all of the Company’s business is conducted through Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP (“Cole OP”), a Delaware limited partnership. The Company is the sole general partner of, and owns directly or indirectly, 100% of the partnership interest in, Cole OP. The Company intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the taxable year ended December 31, 2012. The Company is externally managed by Cole Real Estate Income Strategy (Daily NAV) Advisors, LLC (“Cole Advisors”), which is indirectly owned by Cole Real Estate Investments, Inc. (NYSE: COLE) (“Cole”, formerly known as “Cole Credit Property Trust III, Inc.”) as a result of Cole acquiring Cole Holdings Corporation (“CHC”) on April 5, 2013 pursuant to a transaction whereby CHC merged with and into CREInvestments, LLC (“CREI”), a wholly-owned subsidiary of Cole. As a result of the merger, Cole Advisors and the Company’s dealer manager are wholly-owned by CREI.
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
The Company’s per share purchase price varies from day-to-day and, on each business day, is equal to the Company’s net asset value (“NAV”) divided by the number of shares outstanding as of the close of business on such day. The Company’s NAV per share is calculated daily as of the close of business by an independent fund accountant using a process that reflects (1) estimated values of each of the Company’s commercial real estate assets, related liabilities and notes receivable secured by real estate provided periodically by the Company’s independent valuation expert in individual appraisal reports, (2) daily updates in the price of liquid assets for which third party market quotes are available, (3) accruals of daily distributions, and (4) estimates of daily accruals, on a net basis, of operating revenues, expenses, debt service costs and fees. The NAV per share as of June 30, 2013 was $16.56. The Company’s NAV is not audited or reviewed by its independent registered public accounting firm.
The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio primarily consisting of (1) necessity retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States and U.S. protectorates, (2) notes receivable secured by commercial real estate, including the origination of loans, and (3) cash, cash equivalents, other short-term investments and traded real estate-related securities. As of June 30, 2013, the Company owned 20 commercial properties located in 14 states, containing 309,051 rentable square feet of commercial space, including square feet of buildings which are on land subject to ground leases. As of June 30, 2013, these properties were 100% leased.
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
June 30, 2013

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2012, and related notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The condensed consolidated unaudited financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
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
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate and related assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the six months ended June 30, 2013 or 2012.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2013

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
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of June 30, 2013 or December 31, 2012.
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
June 30, 2013

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
Investment in Marketable Securities
Investment in marketable securities consists primarily of the Company’s investment in corporate and government debt securities. The Company determines the appropriate classification for debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of June 30, 2013, the Company classified its investments as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive (loss) income.
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
Restricted Cash and Escrows
Included in restricted cash were escrowed investor proceeds for which shares of common stock had not been issued as of June 30, 2013 and December 31, 2012.
Concentration of Credit Risk
As of June 30, 2013, the Company had cash on deposit at two financial institutions, one of which had deposits in excess of federally insured levels totaling $2.6 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of June 30, 2013, Tractor Supply Company, CVS Caremark Corporation and Walgreen Co. each accounted for 13%, and Dollar General accounted for 11%, of the Company’s 2013 gross annualized rental revenues. Tenants in the drugstore, home and garden, convenience store and discount store industries accounted for 25%, 13%, 11% and 11%, respectively, of the Company’s 2013 gross annualized rental revenues. Additionally, the Company has certain geographic concentrations in its property holdings. In particular, as of June 30, 2013, three of the Company’s properties were located in Texas, accounting for 27% of the Company’s 2013 gross annualized rental revenues.
Offering and Related Costs
Cole Advisors funds all of the organization and offering costs associated with the sale of the Company’s common stock (excluding the dealer manager fee) and is reimbursed for such costs up to 0.75% of gross proceeds from the Offering. As of June 30, 2013, Cole Advisors or its affiliates had paid organization and offering costs in excess of the 0.75% in connection with the Offering. These costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these costs may become payable to Cole Advisors.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2013

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
As of June 30, 2013, the quarterly redemption capacity was equal to 10% of the Company’s prior quarter NAV, as adjusted for current quarter subscription and redemption activity and this amount was recorded as redeemable common stock on the condensed consolidated unaudited balance sheet for a total of $17.1 million.
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
Line of credit – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The estimated fair value of the Company’s debt was $16.8 million and $20.6 million as of June 30, 2013 and December 31, 2012, respectively, which approximated the carrying value on such dates. The fair value of the Company’s debt is estimated using Level 2 inputs.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2013

Marketable securities – The Company’s marketable securities are carried at fair value and are valued using Level 1 inputs. The estimated fair value of the Company’s marketable securities are based on quoted market prices that are readily and regularly available in an active market.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of June 30, 2013, there have been no transfers of financial assets or liabilities between levels.

NOTE 4 —	REAL ESTATE ASSETS
2013 Property Acquisitions
During the six months ended June 30, 2013, the Company acquired a 100% interest in 10 commercial properties for an aggregate purchase price of $21.3 million (the “2013 Acquisitions”). The Company purchased the 2013 Acquisitions with net proceeds from the Offering and borrowings from the Line of Credit (as defined in Note 6). The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation:

June 30, 2013
Land	$3,748,492
Building and improvements	14,846,400
Acquired in-place leases	2,685,539
Acquired above market leases	157,625
Acquired below market leases	(169,991)
Total purchase price	$21,268,065
The Company recorded revenue for the three and six months ended June 30, 2013 of $284,000 and $334,000, respectively, and a net loss for the three and six months ended June 30, 2013 of $22,000 and $57,000, respectively, related to the 2013 Acquisitions. In addition, the Company recorded $197,000 and $264,000, respectively, of acquisition related expenses for the three and six months ended June 30, 2013.
The following information summarizes selected financial information of the Company, as if all of the 2013 Acquisitions were completed on January 1, 2012 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the three and six months ended June 30, 2013 and 2012, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Pro forma basis:
Revenue	$1,139,199	$1,096,914	$2,299,105	$2,186,703
Net income	$112,568	$161,482	$277,375	$127,600
The pro forma information for the three and six months ended June 30, 2013 was adjusted to exclude acquisition costs related to the 2013 Acquisitions. These costs were recognized in the pro forma information for the six months ended June 30, 2012. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of periods presented, nor does it purport to represent the results of future operations.
2012 Property Acquisitions
The Company made no real estate acquisitions during the six months ended June 30, 2012.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2013

NOTE 5 —	MARKETABLE SECURITIES
The Company owned marketable securities with an estimated fair value of $471,000 and $227,000 as of June 30, 2013 and December 31, 2012, respectively. The following is a summary of the Company’s available-for-sale securities as of June 30, 2013:

	Available-for-sale securities
	Amortized Cost Basis	Unrealized Loss	Fair Value
U.S. Treasury Bonds	$110,127	$(1,050)	$109,077
U.S. Agency Bonds	105,428	(1,393)	104,035
Corporate Bonds	263,243	(5,642)	257,601
Total available-for-sale securities	$478,798	$(8,085)	$470,713
The following table provides the activity for the marketable securities during the six months ended June 30, 2013:

	Amortized Cost Basis	Unrealized Gain (Loss)	Fair Value
Marketable securities as of December 31, 2012	$226,427	$966	$227,393
Face value of marketable securities acquired	275,000	—	275,000
Premiums and discounts on purchase of marketable securities, net of acquisition costs	4,576	—	4,576
Amortization on marketable securities	(1,316)	—	(1,316)
Sales of securities	(25,889)	194	(25,695)
Decrease in fair value of marketable securities	—	(9,245)	(9,245)
Marketable securities as of June 30, 2013	$478,798	$(8,085)	$470,713
During the six months ended June 30, 2013, the Company sold five marketable securities for aggregate proceeds of $26,000, which approximated their carrying value. In addition, the Company recorded an unrealized loss of $9,000 on its investments, which is included in accumulated other comprehensive (loss) income on the accompanying condensed consolidated unaudited statement of stockholders’ equity for the six months ended June 30, 2013 and the condensed consolidated unaudited balance sheet as of June 30, 2013. The cumulative unrealized loss is deemed to be a temporary impairment based upon (i) the Company having no intent to sell each security, (ii) it is more likely than not that the Company will not be required to sell each security before recovery and (iii) the Company’s expectation to recover the entire amortized cost basis of each security. The Company determined that the cumulative unrealized loss resulted from volatility in interest rates and other qualitative factors relating to macro-economic conditions in the bond market rather than being credit related, and such factors do not present adverse changes in expected cash flows or redemptions. Furthermore, the Company considered the composition of its available-for-sale securities portfolio, which included U.S. treasury bonds, U.S. agency bonds and corporate bonds issued by corporations with strong credit standings and history of operations.
The following table shows the fair value and gross unrealized losses of the Company’s available-for-sale securities as of June 30, 2013 and the length of time the available-for-sale securities have been in the unrealized loss position.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury Bonds	$99,071	$(1,058)	$—	$—	$99,071	$(1,058)
U.S. Agency Bonds	88,932	(1,413)	—	—	88,932	(1,413)
Corporate Bonds	225,846	(5,665)	—	—	225,846	(5,665)
Total temporarily impaired securities	$413,849	$(8,136)	$—	$—	$413,849	$(8,136)
The scheduled maturities of the Company’s marketable securities as of June 30, 2013 are as follows:

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2013

	Available-for-sale securities
	Amortized Cost	Estimated Fair Value
Due within one year	$20,063	$20,086
Due after one year through five years	386,444	381,592
Due after five years through ten years	72,291	69,035
Due after ten years	—	—
Total	$478,798	$470,713
Actual maturities of marketable securities can differ from contractual maturities because borrowers on certain debt securities may have the right to prepay their respective debt obligations at any time. In addition, factors such as prepayments and interest rates may affect the yields on the such securities.

NOTE 6 —	LINE OF CREDIT
As of June 30, 2013, the Company had $16.8 million of debt outstanding under its secured revolving line of credit, as amended (the “Line of Credit”). The Line of Credit provides up to $50.0 million of borrowings pursuant to a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. and other lending institutions that may become parties to the Credit Agreement. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the total debt outstanding was $41.0 million as of June 30, 2013.
The Line of Credit allows Cole OP to borrow up to $50.0 million in revolving loans, with the maximum amount outstanding not to exceed the borrowing base (the “Borrowing Base”), calculated as 65% of the aggregate value allocated to each qualified property comprising eligible collateral (collectively, the “Qualified Properties”). As of June 30, 2013, the Borrowing Base under the Line of Credit was approximately $26.1 million based on the value allocated to the Qualified Properties. Up to 15% of the total amount available may be used for issuing letters of credit and up to 10% of the Line of Credit, not to exceed $15.0 million, may be used for short term (ten day) advances. Subject to meeting certain conditions described in the Credit Agreement and the payment of certain fees, the amount of the Line of Credit may be increased up to a maximum of $250.0 million. The Line of Credit matures on December 8, 2014. As of June 30, 2013, amounts outstanding on the Line of Credit accrued interest at an annual rate of 2.80%.
The Credit Agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements and dividend payout and REIT status requirements. The Credit Agreement also includes usual and customary events of default and remedies for facilities of this nature. Based on the Company’s analysis and review of its results of operations and financial condition, as of June 30, 2013, the Company believes it was in compliance with the covenants of the Credit Agreement.

NOTE 7 —	COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any pending legal proceedings of which the outcome is reasonably possible to have a material effect on its results of operations, financial condition or liquidity.
Environmental Matters
In connection with the ownership and operation of real estate, the Company potentially may be liable for costs and damages related to environmental matters. The Company owns certain properties that are subject to environmental remediation. In each case, the seller of the property, the tenant of the property and/or another third party has been identified as the responsible party for environmental remediation costs related to the respective property. Additionally, in connection with the purchase of certain of the properties, the respective sellers and/or tenants have indemnified the Company against future remediation costs. In addition, the Company carries environmental liability insurance on its properties that provides limited coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims. Accordingly, the Company does not believe that it is reasonably possible that the environmental matters identified at such properties will have a material effect on its results of operations, financial condition or liquidity, nor is it aware of any environmental matters at other properties which it believes are reasonably possible to have a material effect on its results of operations, financial condition or liquidity.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2013

NOTE 8 —	RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred, and will continue to incur, fees and expenses payable to Cole Advisors and certain of its affiliates in connection with the Offering, and the acquisition, management and performance of the Company’s assets.
Offering
In connection with the Offering, Cole Capital Corporation (“CCC”), the Company’s dealer manager, receives, and will continue to receive, an asset-based dealer manager fee that is payable in arrears on a monthly basis and accrues daily in an amount equal to 1/365th of 0.55% of the Company’s NAV for such day. CCC, in its sole discretion, may reallow a portion of its dealer manager fee equal to an amount up to 1/365th of 0.20% of the Company’s NAV to participating broker dealers.
All organization and offering expenses associated with the sale of the Company’s common stock (excluding the dealer manager fee) are paid for by Cole Advisors or its affiliates and can be reimbursed by the Company up to 0.75% of the aggregate gross offering proceeds. As of June 30, 2013, Cole Advisors or its affiliates had paid organization and offering costs in excess of the 0.75% in connection with the Offering. These costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these costs may become payable.
The Company recorded fees and expense reimbursements as shown in the table below for services provided by Cole Advisors and its affiliates related to the services described above during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Offering:
Dealer manager fees	$47,978	—	$76,865	$—
Dealer manager fees reallowed by CCC	$1,066	—	$1,302	$—
Organization and offering expense reimbursement	$107,393	602	$211,636	$620
CCC waived its right to receive its dealer manager fee for the three and six months ended June 30, 2012; accordingly, no amounts were recorded during such period.
Acquisitions, Operations and Performance
The Company pays Cole Advisors an asset-based advisory fee that is payable in arrears on a monthly basis and accrues daily in an amount equal to 1/365th of 0.90% of the Company’s NAV for each day. The Company recorded $79,000 and $126,000 of advisory fees during the three and six months ended June 30, 2013, respectively. Cole Advisors waived its right to receive advisory fees for the three and six months ended June 30, 2012; accordingly, no amounts were recorded during such period.
The Company will reimburse Cole Advisors for the operating expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse for any amount by which its operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceeds the greater of (1) 2% of average invested assets, or (2) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Cole Advisors waived its right to receive operating expense reimbursements for the three and six months ended June 30, 2013 and 2012; accordingly, the Company did not reimburse Cole Advisors for any such expenses during the three and six months ended June 30, 2013 or 2012.
In addition, the Company will reimburse Cole Advisors for all out-of-pocket expenses incurred in connection with the acquisition of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be reimbursed to Cole Advisors or its affiliates. Acquisition expenses, together with any acquisition fees paid to third parties for a particular real estate-related asset, will in no event exceed 6% of the gross purchase price. Cole Advisors waived its right to receive acquisition expense reimbursements for the three and six months ended June 30, 2013 and 2012; accordingly, the Company did not reimburse Cole Advisors for any such expenses during the three and six months ended June 30, 2013 or 2012.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2013

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
The Company recorded fees and expense reimbursements as shown in the table below for services provided by Cole Advisors or its affiliates related to the services described above during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Acquisitions, Operations and Performance:
Acquisition expense reimbursement	$—	$—	$—	$—
Advisory fee	$78,509	$—	$125,779	$—
Operating expense reimbursement	$—	$—	$—	$—
Performance fee	$—	$61,344	$—	$61,344
Due to Affiliates
As of June 30, 2013, $385,000 was due to Cole Advisors and its affiliates, primarily related to advisory and dealer manager fees, and organization and offering expenses and was included in due to affiliates on the condensed consolidated unaudited balance sheet. As of December 31, 2012, $335,000 was due to Cole Advisors and its affiliates, related to performance fees, advisory and dealer manager fees and organization and offering expenses and was included in due to affiliates on the condensed consolidated unaudited balance sheet.

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

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2013

NOTE 10 —	SUBSEQUENT EVENTS
Investment in Real Estate Assets
Subsequent to June 30, 2013, the Company acquired a 100% interest in two real estate properties for an aggregate purchase price of $5.7 million. The acquisitions were funded with proceeds from the Offering and borrowings from the Line of Credit.
Status of the Offering
As of August 6, 2013, the Company had received $45.4 million in gross offering proceeds through the issuance of approximately 2.8 million shares of its common stock in the Offering (including shares issued pursuant to the DRIP).
Line of Credit
Subsequent to June 30, 2013, the Company borrowed $4.5 million and repaid $3.6 million of the amounts outstanding under the Line of Credit. As of August 6, 2013, the Company had $17.7 million outstanding under the Line of Credit and $8.4 million available for borrowing.

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

Overview
We were formed on July 27, 2010, to acquire and operate a diversified portfolio of (1) necessity retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States and U.S. protectorates, (2) notes receivable secured by commercial real estate, including the origination of loans, and (3) cash, cash equivalents, other short-term investments and traded real estate securities. We commenced our principal operations on December 7, 2011, when we issued the initial $10.0 million in shares of our common stock in the Offering and acquired our first real estate property. We have no paid employees and are externally advised and managed by Cole Advisors, our advisor. We intend to elect to be taxed as a REIT for federal income tax purposes beginning with the year ended December 31, 2012.
Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property indebtedness. Rental and other property income accounted for 97% and 95% of our total revenue for the three and six months ended June 30, 2013, respectively, and accounted for 94% and 93% of our total revenue for the three and six months ended June 30, 2012, respectively. As 100% of our rentable square feet was under lease as of June 30, 2013, with a weighted average remaining lease term of 14.7 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Cole Advisors regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
As of June 30, 2013, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets, net of gross intangible lease liabilities, was 31%, and all of our debt was subject to variable interest rates. Should we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any current variable rate debt, refinancings or new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions by entering into purchase agreements and loan commitments simultaneously, or through loan assumption, so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with future property acquisitions or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing for future acquisitions or refinancing, our results of operations may be adversely affected.
Recent Market Conditions
Beginning in late 2007, domestic and international financial markets experienced significant disruptions that were brought about in large part by challenges in the global banking system. These disruptions severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. Financial conditions affecting commercial real estate have improved and continue to improve, as low treasury rates and increased lending from banks, insurance companies and commercial mortgage backed securities (“CMBS”) conduits have put downward pressure on mortgage rates. Nevertheless, the lending market remains sensitive to the macro environment, such as Federal Reserve policy, market sentiment or regulatory factors affecting the banking and CMBS industries. While we expect that financial conditions will remain favorable, if they were to deteriorate we may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering alternative lending sources, including the securitization of debt, utilizing fixed rate loans, borrowings on the Line of Credit, short-term variable rate loans, assuming existing mortgage loans in connection with property acquisitions, entering into interest rate lock or swap agreements, or completing any combination of the foregoing.

Commercial real estate fundamentals continue to strengthen, as a moderate pace of job creation has supported gains in office absorption, retail sales and warehouse distribution. Although construction activity has increased, it remains near historic lows; as a result, incremental demand growth has helped to reduce vacancy rates and support modest rental growth. Improving fundamentals have resulted in gains in property values; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of June 30, 2013, 100% of our rentable square feet was under lease, and we expect that occupancy will remain high as the real estate recovery continues. However, if recent improvements in the economy reverse course, we may experience vacancies or be required to reduce rental rates on occupied space. If we do experience vacancies, Cole Advisors will actively seek to lease our vacant space; nevertheless, such space may be leased at lower rental rates and for shorter lease terms than our current leases provide.
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our consolidated real estate assets as of June 30, 2013 and 2012:

	As of June 30,
	2013	2012
Number of properties	20	9
Approximate rentable square feet (1)	309,051	212,575
Percentage of rentable square feet leased	100%	100%

(1) Including square feet of the buildings on land that are subject to ground leases.
The following table summarizes our consolidated real estate investment activity during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Properties acquired	7	—	10	—
Approximate purchase price of acquired properties (in millions)	$17.2	$—	$21.3	$—
Approximate rentable square feet	60,288	—	84,010	—
Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
Revenue. Revenue increased $327,000, or 49%, to $994,000 for the three months ended June 30, 2013, compared to $667,000 for the three months ended June 30, 2012. Of this amount, rental and other property income increased $335,000, or 54%, to $961,000 for the three months ended June 30, 2013, compared to $626,000 for the three months ended June 30, 2012. The increase was primarily due to the acquisition of 11 properties subsequent to June 30, 2012. We pay certain operating expenses subject to reimbursement by the tenant. Tenant reimbursement income decreased $10,000, or 24%, to $31,000 for the three months ended June 30, 2013, compared to $41,000 for the three months ended June 30, 2012, primarily due to a change in our expected reimbursements from tenants for recoverable operating expenses during the three months ended June 30, 2013.
General and administrative expenses. General and administrative expenses increased $109,000, or 55%, to $306,000 for the three months ended June 30, 2013, compared to $197,000 for the three months ended June 30, 2012. The increase was primarily due to an increase in professional fees incurred, combined with higher fees for unused amounts under the Line of Credit due to a decrease in the amount outstanding on the Line of Credit for the three months ended June 30, 2013, compared to the three months ended June 30, 2012. The increase was also due to increases in escrow and trustee fees and state franchise taxes, as a result of increases in equity issuance and real estate owned during the three months ended June 30, 2013. The primary general and administrative expense items are professional fees, board of directors costs, state franchise and income taxes, escrow and trustee fees, fees for unused amounts on the Line of Credit, and other licenses and fees.
Property operating expenses. Property operating expenses increased $7,000, or 14%, to $57,000 for the three months ended June 30, 2013, compared to $50,000 for the three months ended June 30, 2012. The increase was primarily due to the acquisition of 11 properties subsequent to June 30, 2012. The primary property operating expense items are property taxes, repairs and maintenance and property insurance.

Advisory expenses. Advisory expenses increased $18,000, or 30%, to $79,000 for the three months ended June 30, 2013, compared to $61,000 for the three months ended June 30, 2012, related to advisory and performance fees earned by our advisor pursuant to our advisory agreement due to an increase in our NAV.
Acquisition related expenses. We recorded acquisition related expenses of $197,000 for the three months ended June 30, 2013 related to the acquisition of seven properties for an aggregate purchase price of $17.2 million. No properties were acquired during the three months ended June 30, 2012.
Depreciation and amortization expenses. Depreciation and amortization expenses increased $123,000, or 77%, to $282,000 for the three months ended June 30, 2013, compared to $159,000 for the three months ended June 30, 2012. The increase was primarily related to depreciation and amortization on 11 properties acquired subsequent to June 30, 2012.
Interest expense. Interest expense decreased $34,000, or 17%, to $172,000 for the three months ended June 30, 2013, compared to $206,000 for the three months ended June 30, 2012, primarily due to a decrease of $5.1 million in our average outstanding debt balance for the three months ended June 30, 2013, compared to the three months ended June 30, 2012.
Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
Revenue. Revenue increased $446,000, or 34%, to $1.8 million for the six months ended June 30, 2013, compared to $1.3 million for the six months ended June 30, 2012. Of this amount, rental and other property income increased $454,000, or 37%, to $1.7 million for the six months ended June 30, 2013, compared to $1.2 million for the six months ended June 30, 2012. The increase was primarily due to the acquisition of 11 properties subsequent to June 30, 2012. We pay certain operating expenses subject to reimbursement by the tenant. Tenant reimbursement income decreased $9,000, or 10%, to $79,000 for the six months ended June 30, 2013, compared to $88,000 for the six months ended June 30, 2012, primarily due to a change in our expected reimbursements from tenants for recoverable operating expenses during the six months ended June 30, 2013.
General and administrative expenses. General and administrative expenses increased $166,000, or 42%, to $562,000 for the six months ended June 30, 2013, compared to $396,000 for the six months ended June 30, 2012. The increase was primarily due to an increase in professional fees incurred, combined with higher fees for unused amounts under the Line of Credit due to a decrease in the amount outstanding on the Line of Credit for the six months ended June 30, 2013, compared to the six months ended June 30, 2012. The increase was also due to increases in escrow and trustee fees and state franchise taxes, as a result of increases in equity issuance and real estate owned during the six months ended June 30, 2013. The primary general and administrative expense items are professional fees, board of directors costs, state franchise and income taxes, escrow and trustee fees, fees for unused amounts on the Line of Credit, and other licenses and fees.
Property operating expenses. Property operating expenses increased $5,000, or 5%, to $106,000 for the six months ended June 30, 2013, compared to $101,000 for the six months ended June 30, 2012. The primary property operating expense items are property taxes, repairs and maintenance and property insurance.
Advisory expenses. Advisory expenses increased $65,000 to $126,000 for the six months ended June 30, 2013, compared to $61,000 for the six months ended June 30, 2012, related to advisory and performance fees earned by our advisor pursuant to our advisory agreement due to an increase in our NAV.
Acquisition related expenses. We recorded acquisition related expenses of $264,000 for the six months ended June 30, 2013 related to the acquisition of ten properties for an aggregate purchase price of $21.3 million. No properties were acquired during the six months ended June 30, 2012.
Depreciation and amortization expenses. Depreciation and amortization expenses increased $165,000, or 52%, to $483,000 for the six months ended June 30, 2013, compared to $318,000 for the six months ended June 30, 2012. The increase was primarily related to depreciation and amortization on 11 properties acquired subsequent to June 30, 2012.
Interest expense. Interest expense decreased $57,000, or 14%, to $352,000 for the six months ended June 30, 2013, compared to $409,000 for the six months ended June 30, 2012, primarily due to a decrease of $2.7 million in our average outstanding debt balance for the six months ended June 30, 2013, compared to the six months ended June 30, 2012.

Distributions
Our board of directors authorized a daily distribution of $0.002429042 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2013 and ending on September 30, 2013. During the six months ended June 30, 2013 and 2012, we paid distributions of $645,000 and $270,000, respectively, including $122,000 through the issuance of shares pursuant to the DRIP during the six months ended June 30, 2013. Our distributions for the six months ended June 30, 2013 were funded by cash flows from operations, including cash flows in excess of distributions from the prior year, of $317,000, or 49%, and proceeds from the Offering of $328,000, or 51%. Net cash provided by operating activities for the six months ended June 30, 2013 and for the years ended December 31, 2012 and 2011 reflect a reduction for real estate acquisition related expenses incurred and expensed in accordance with GAAP. We treat our real estate acquisition expenses as funded by proceeds from the Offering of our shares. Therefore, for consistency, proceeds from the issuance of common stock have been reported as a source of distributions to the extent that acquisition expenses have reduced net cash flows from operating activities in the current and prior periods. The distributions paid during the the six months ended June 30, 2012 were fully funded by net cash provided by operating activities.
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
Our share redemption plan includes certain redemption limits, including a quarterly limit and, in some cases, a stockholder by stockholder limit. During the six months ended June 30, 2013, we received redemption requests for, and redeemed approximately 12,400 shares of our common stock for $197,000.
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

Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, distributions and redemptions to stockholders and interest on the Line of Credit. We expect to meet our short-term liquidity requirements through available cash, cash provided by property operations, proceeds from the Offering and borrowings from the Line of Credit. As of June 30, 2013, we had no debt amounts maturing within the next 12 months and we had available borrowings on the Line of Credit of $9.3 million. We believe that the resources stated above will be sufficient to satisfy our short-term operating requirements, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for property and other asset acquisitions and the payment of tenant improvements, operating expenses, including debt service payments on any outstanding indebtedness, and distributions and redemptions to our stockholders. We expect to meet our long-term liquidity requirements through proceeds from the Offering, secured or unsecured financings from banks and other lenders, any available capacity on the Line of Credit by the addition of properties to the Borrowing Base, proceeds from the sale of marketable securities and net cash flows provided by operations.
As of June 30, 2013, we had received and accepted subscriptions for approximately 2.6 million shares of common stock for gross proceeds of $41.9 million. As of June 30, 2013, we had redeemed approximately 12,400 shares of common stock for $197,000. No redemption requests received during the six months ended June 30, 2013 went unfulfilled.
As of June 30, 2013, we had $16.8 million of debt outstanding on the Line of Credit and $9.3 million of available borrowings based on the current Borrowing Base. See Note 6 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of the Line of Credit. Our contractual obligations as of June 30, 2013 were as follows:

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - line of credit	$16,775,000	$—	$16,775,000	$—	$—
Interest payments - line of credit (2)	687,589	476,224	211,365	—	—
Total	$17,462,589	$476,224	$16,986,365	$—	$—

(1)	The table does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Payment obligations for the amount outstanding under the Line of Credit were calculated based on an interest rate of 2.80% in effect as of June 30, 2013.
Our charter prohibits us from incurring debt that would cause our borrowings to exceed 75% of our gross assets, valued at the aggregate cost (before depreciation and other non-cash reserves), unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report. During the initial period of the Offering, our board of directors, including a majority of our independent directors, have approved exceeding this limit because we are in the process of raising sufficient equity capital to acquire our portfolio. After we have acquired a substantial portfolio, our advisor will target a leverage of 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets. As of June 30, 2013, our ratio of debt to total gross real estate assets, net of gross intangible lease liabilities, was 31%.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities decreased $205,000 to $220,000 for the six months ended June 30, 2013, compared to $425,000 for the six months ended June 30, 2012. The decrease was primarily due to changes in our working capital balances of $224,000 as well as a decrease in net income before non-cash adjustments for depreciation, amortization of intangibles and amortization of deferred financing costs of $19,000. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Investing Activities. Net cash used in investing activities increased $21.1 million to $22.0 million for the six months ended June 30, 2013, compared to $942,000 for the six months ended June 30, 2012. The increase was primarily due to the acquisition of ten commercial properties during the six months ended June 30, 2013 for $21.3 million. Additionally, we had net investments of $254,000 in marketable securities during the six months ended June 30, 2013. The Company did not acquire any commercial properties during the six months ended June 30, 2012; however, we reimbursed $905,000 of property escrow deposits paid by Cole Advisors on our behalf and paid $27,000 in leasing commissions related to the leasing of vacant space at our multi-tenant property.
Financing Activities. Net cash provided by financing activities was $23.7 million for the six months ended June 30, 2013, compared to net cash used in financing activities of $196,000 for the six months ended June 30, 2012. The change was primarily due to an increase in net proceeds from the issuance of common stock of $27.9 million, which was partially offset by net repayments on the Line of Credit of $3.9 million.
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
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2012, and our critical accounting policies have not changed during the six months ended June 30, 2013. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2012, and related notes thereto.

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
Subsequent Events
Certain events occurred subsequent to June 30, 2013 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 10 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation.
New Accounting Pronouncements
Refer to Note 2 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off-Balance Sheet Arrangements
As of June 30, 2013 and December 31, 2012, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
In connection with the acquisition of our properties, we have obtained variable rate debt financing, and are therefore exposed to changes in LIBOR. As of June 30, 2013, we had $16.8 million of variable rate debt outstanding on the Line of Credit, and a change of 50 basis points in interest rates would result in a change in interest expense of $84,000 per annum. In the future, our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. In addition, we expect that we may enter into derivative financial instruments such as interest rate swaps, interest rate caps and rate lock arrangements in order to mitigate our interest rate risk. To the extent we enter into such arrangements, we will be exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2013, were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On August 11, 2010, we sold 20,000 shares of common stock, at $10.00 per share to CHC, for a total amount of $200,000. We issued these shares in a private transaction exempt from the registration requirements of the Securities Act. On September 20, 2011, our board of directors authorized a reverse stock split providing for the combination of each three shares of our common stock issued and outstanding into two shares of our common stock, resulting in 13,334 shares of common stock issued to CHC subsequent to the reverse stock split. CREI, as the successor to CHC, continues to hold 13,334 shares of our common stock.
On December 6, 2011, the Registration Statement for our public offering of up to $4.0 billion in shares of common stock was declared effective under the Securities Act. The Registration Statement covers up to $3.5 billion in shares in a primary offering and up to $500.0 million in shares pursuant to our distribution reinvestment plan. On December 7, 2011, we satisfied the conditions of our escrow agreement and accepted the initial subscription for 666,666 shares of our common stock in the Offering, at a price of $15.00 per share, resulting in gross proceeds of $10.0 million. Additionally, as of June 30, 2013, we were authorized to issue 10.0 million shares of preferred stock, but had none issued or outstanding.
As of June 30, 2013, we had issued approximately 2.6 million shares in the Offering for gross proceeds of $41.9 million, out of which we have incurred $114,000 in dealer manager fees and $315,000 in organization and offering costs. With the net offering proceeds of $41.5 million and the borrowings from the Line of Credit, we acquired $54.1 million in real estate and related assets and incurred $702,000 of acquisition related expenses. As of August 6, 2013, we have sold approximately 2.8 million shares in the Offering for gross offering proceeds of $45.4 million.
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

The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest. During the three months ended June 30, 2013, we redeemed shares as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2013	5,254	$15.98	5,254	(1)
May 1 - May 31, 2013	—	$—	—	(1)
June 1 - June 30, 2013	—	$—	—	(1)
Total	5,254		5,254	(1)

(1)
A description of the maximum number of shares that may be purchased under our share redemption program, the date our share redemption program was announced (in the Registration Statement) and the amount of shares approved under our share redemption program is included in the narrative preceding this table.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended June 30, 2013 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
No events occurred during the three months ended June 30, 2013 that would require a response to this item.

Item 6.	Exhibits
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cole Real Estate Income Strategy (Daily NAV), Inc. (Registrant)

By:	/s/ Simon J. Misselbrook
Name:	Simon J. Misselbrook
Title:	Senior Vice President of Accounting (Principal Accounting Officer)
Date: August 8, 2013

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

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