Form 10-Q
period 2013-09-30
COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
filed 2013-11-08
CIK 1498542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 333-186656 (1933 Act)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 6, 2013, there were 3,566,113 shares of Wrap Class common stock, 16,871 shares of Advisor Class common stock and 0 shares of Institutional Class common stock, par value $0.01 each, of Cole Real Estate Income Strategy (Daily NAV), Inc. outstanding.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

	September 30, 2013	December 31, 2012
ASSETS
Investment in real estate assets:
Land	$21,400,110	$12,765,587
Buildings and improvements, less accumulated depreciation of $1,047,402 and $439,687, respectively	51,794,230	16,633,976
Acquired intangible lease assets, less accumulated amortization of $550,167 and $246,349, respectively	9,676,209	3,702,806
Total investment in real estate assets, net	82,870,549	33,102,369
Investment in marketable securities	457,253	227,393
Total investment in real estate assets and marketable securities, net	83,327,802	33,329,762
Cash and cash equivalents	1,294,565	997,676
Restricted cash	471,596	122,000
Rents and tenant receivables	426,190	309,873
Prepaid expenses and other assets	176,995	104,644
Deferred financing costs, less accumulated amortization of $367,289 and $189,210, respectively	529,177	345,283
Total assets	$86,226,325	$35,209,238
LIABILITIES AND STOCKHOLDERS’ EQUITY
Line of credit	$34,275,000	$20,640,300
Accounts payable and accrued expenses	1,508,023	373,384
Escrowed investor proceeds	471,596	122,000
Due to affiliates	833,067	335,109
Acquired below market lease intangibles, less accumulated amortization of $96,397 and $51,089, respectively	1,372,278	902,350
Distributions payable	223,210	65,294
Deferred rental income and other liabilities	154,009	120,049
Total liabilities	38,837,183	22,558,486
Commitments and contingencies
Redeemable common stock	5,303,192	3,770,340
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
A Shares common stock, $0.01 par value; 163,000,000 shares authorized, none issued and outstanding	—	—
I Shares common stock, $0.01 par value; 163,000,000 shares authorized, none issued and outstanding	—	—
W Shares common stock, $0.01 par value; 164,000,000 shares authorized, 3,173,235 and 914,037 shares issued and outstanding, respectively	31,732	9,140
Capital in excess of par value	45,110,856	10,009,803
Accumulated distributions in excess of earnings	(3,052,317)	(1,139,497)
Accumulated other comprehensive (loss) income	(4,321)	966
Total stockholders’ equity	42,085,950	8,880,412
Total liabilities and stockholders’ equity	$86,226,325	$35,209,238
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Rental and other property income	$1,304,526	$640,062	$2,997,310	$1,879,203
Tenant reimbursement income	55,110	19,753	133,881	108,123
Interest income on marketable securities	1,502	264	3,760	264
Total revenue	1,361,138	660,079	3,134,951	1,987,590
Expenses:
General and administrative expenses	332,093	214,592	894,272	610,520
Property operating expenses	60,882	44,422	167,033	145,776
Advisory expenses	324,602	72,026	450,381	133,370
Acquisition related expenses	380,648	—	644,683	1,318
Depreciation	281,100	103,345	607,715	309,956
Amortization	134,519	57,068	290,518	168,190
Total operating expenses	1,513,844	491,453	3,054,602	1,369,130
Operating (loss) income	(152,706)	168,626	80,349	618,460
Other expense:
Interest and other expense, net	236,296	203,823	587,990	612,385
Net (loss) income	$(389,002)	$(35,197)	$(507,641)	$6,075
Weighted average number of common shares outstanding:
Basic and diluted	2,894,887	709,949	2,113,659	691,011
Net (loss) income per common share:
Basic and diluted	$(0.13)	$(0.05)	$(0.24)	$0.01
Distributions declared per common share	$0.22	$0.21	$0.66	$0.62
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net (loss) income	$(389,002)	$(35,197)	$(507,641)	$6,075
Other comprehensive income (loss):
Reclassification of previous unrealized loss on marketable securities into net loss	1,061	—	1,255	—
Unrealized gain (loss) on marketable securities	2,703	1,436	(6,542)	1,436
Total other comprehensive income (loss)	3,764	1,436	(5,287)	1,436
Comprehensive (loss) income	$(385,238)	$(33,761)	$(512,928)	$7,511
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY

	W Shares Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2013	914,037	$9,140	$10,009,803	$(1,139,497)	$966	$8,880,412
Issuance of common stock	2,284,798	22,848	37,471,446	—	—	37,494,294
Distributions to investors	—	—	—	(1,405,179)	—	(1,405,179)
Dealer manager fees	—	—	(143,717)	—	—	(143,717)
Other offering costs	—	—	(281,209)	—	—	(281,209)
Redemptions of common stock	(25,600)	(256)	(412,615)	—	—	(412,871)
Changes in redeemable common stock	—	—	(1,532,852)	—	—	(1,532,852)
Comprehensive loss	—	—	—	(507,641)	(5,287)	(512,928)
Balance, September 30, 2013	3,173,235	$31,732	$45,110,856	$(3,052,317)	$(4,321)	$42,085,950
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(507,641)	$6,075
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	607,715	309,956
Amortization of intangible lease assets and below market lease intangibles, net	258,510	137,903
Amortization of deferred financing costs	178,079	131,840
Amortization on marketable securities, net	2,027	228
Loss on sale of marketable securities	1,795	—
Changes in assets and liabilities:
Rents and tenant receivables	(116,317)	(202,602)
Prepaid expenses and other assets	(72,351)	(169,549)
Accounts payable and accrued expenses	(15,096)	95,239
Deferred rental income and other liabilities	33,960	(81,873)
Due to affiliates	237,525	28,057
Net cash provided by operating activities	608,206	255,274
Cash flows from investing activities:
Investment in real estate and related assets	(49,016,742)	(956,592)
Investment in marketable securities	(323,518)	(207,705)
Proceeds from sale of marketable securities	84,549	—
Change in restricted cash	(349,596)	—
Net cash used in investing activities	(49,605,307)	(1,164,297)
Cash flows from financing activities:
Proceeds from issuance of common stock	37,164,436	746,002
Offering costs on issuance of common stock	(164,493)	—
Redemptions of common stock	(412,871)	—
Distributions to investors	(917,405)	(413,681)
Proceeds from line of credit	31,474,800	1,000,000
Repayments of line of credit	(17,840,100)	(1,000,000)
Deferred financing costs paid	(359,973)	(8,221)
Change in escrowed investor proceeds liability	349,596	—
Net cash provided by financing activities	49,293,990	324,100
Net increase (decrease) in cash and cash equivalents	296,889	(584,923)
Cash and cash equivalents, beginning of period	997,676	1,134,899
Cash and cash equivalents, end of period	$1,294,565	$549,976

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Accrued dealer manager fee and other offering costs	$397,031	$96,122
Distributions declared and unpaid	$223,210	$48,815
Common stock issued through distribution reinvestment plan	$329,858	$1,179
Unrealized (loss) gain on marketable securities	$(6,542)	$1,436
Reclassification of unrealized loss on marketable securities into net (loss) income	$1,255	$—
Accrued capital expenditures and deferred financing costs	$1,149,735	$38,359
Supplemental Cash Flow Disclosures:
Interest paid	$394,100	$477,171
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
September 30, 2013

NOTE 1 —	ORGANIZATION AND BUSINESS
Cole Real Estate Income Strategy (Daily NAV), Inc. (the “Company”) is a Maryland corporation that was formed on July 27, 2010, which has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. Substantially all of the Company’s business is conducted through Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP (“Cole OP”), a Delaware limited partnership. The Company is the sole general partner of, and owns directly or indirectly, 100% of the partnership interest in, Cole OP. The Company is externally managed by Cole Real Estate Income Strategy (Daily NAV) Advisors, LLC (“Cole Advisors”), which is indirectly owned by Cole Real Estate Investments, Inc. (NYSE: COLE) (“Cole”, formerly known as “Cole Credit Property Trust III, Inc.”) as a result of Cole acquiring Cole Holdings Corporation (“CHC”) on April 5, 2013 pursuant to a transaction whereby CHC merged with and into CREInvestments, LLC (“CREI”), a wholly-owned subsidiary of Cole. As a result of the merger, Cole Advisors and the Company’s dealer manager are wholly-owned by CREI. On October 22, 2013, Cole entered into an Agreement and Plan of Merger (the “Merger Agreement”) with American Realty Capital Properties, Inc. (“ARCP”) and Clark Acquisition Company, LLC, a direct wholly owned subsidiary of ARCP (“Merger Sub”), as discussed in Note 10 to these condensed consolidated unaudited financial statements.
On December 6, 2011, pursuant to a registration statement filed on Form S-11 (Registration No. 333-169535) (the “Initial Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”), the Company commenced its initial public offering on a “best efforts” basis of $4.0 billion in shares of common stock. On August 26, 2013, pursuant to a registration statement filed on Form S-11 (Registration No. 333-186656) (the “Multi-Class Registration Statement”) under the Securities Act, the Company designated the existing shares of the Company’s common stock that were sold prior to such date to be Wrap Class shares (“W Shares”) of common stock and registered two new classes of the Company’s common stock, Advisor Class shares (“A Shares”) and Institutional Class shares (“I Shares”). Pursuant to the Multi-Class Registration Statement, the Company is offering up to $4.0 billion in shares of common stock of the three classes (the “Offering”), consisting of $3.5 billion in shares in the Company’s primary offering (the “Primary Offering”) and $500.0 million in shares pursuant to a distribution reinvestment plan (the “DRIP”). The Company is offering to sell any combination of W Shares, A Shares and I Shares with a dollar value up to the maximum offering amount. As of September 30, 2013, the Company had not issued any A Shares or I Shares.
The Company’s per share purchase price for each class of common stock varies from day-to-day and, on each business day, is equal to, for each class of common stock, the Company’s net asset value (“NAV”) for such class, divided by the number of shares of that class outstanding as of the close of business on such day, plus, for A Shares sold in the Primary Offering, applicable selling commissions. The Company’s NAV per share is calculated daily as of the close of business by an independent fund accountant using a process that reflects (1) estimated values of each of the Company’s commercial real estate assets, related liabilities and notes receivable secured by real estate provided periodically by the Company’s independent valuation expert in individual appraisal reports, (2) daily updates in the price of liquid assets for which third party market quotes are available, (3) accruals of daily distributions, and (4) estimates of daily accruals, on a net basis, of operating revenues, expenses, debt service costs and fees. The NAV per share for W Shares as of September 30, 2013 was $16.71. The Company’s NAV is not audited or reviewed by its independent registered public accounting firm.
The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio primarily consisting of (1) necessity retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States and U.S. protectorates, (2) notes receivable secured by commercial real estate, including the origination of loans, and (3) cash, cash equivalents, other short-term investments and traded real estate-related securities. As of September 30, 2013, the Company owned 28 commercial properties located in 17 states, containing 514,940 rentable square feet of commercial space, including square feet of buildings which are on land subject to ground leases. As of September 30, 2013, these properties were 99.7% leased.
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
September 30, 2013

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
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate and related assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the nine months ended September 30, 2013 or 2012.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2013

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
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of September 30, 2013 or December 31, 2012.
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
The Company will estimate the fair value of assumed mortgage notes payable based upon indications of current market pricing for similar types of debt financing with similar maturities. Assumed mortgage notes payable will initially be recorded at their estimated fair value as of the assumption date, and any difference between such estimated fair value and the mortgage note’s outstanding principal balance will be amortized to interest expense over the term of the respective mortgage note payable.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2013

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
Investment in Marketable Securities
Investment in marketable securities consists primarily of the Company’s investment in corporate and government debt securities. The Company determines the appropriate classification for debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of September 30, 2013, the Company classified its investments as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive (loss) income.
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
Restricted Cash and Escrows
Included in restricted cash were escrowed investor proceeds for which shares of common stock had not been issued as of September 30, 2013 and December 31, 2012.
Concentration of Credit Risk
As of September 30, 2013, the Company had cash on deposit at two financial institutions, in one of which the Company had deposits in excess of federally insured levels totaling $1.0 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of September 30, 2013, no single tenant accounted for greater than 10% of the Company’s 2013 gross annualized rental revenues. Tenants in the drugstore, grocery, discount store and home and garden industries accounted for 17%, 13%, 12%, and 11%, respectively, of the Company’s 2013 gross annualized rental revenues. Additionally, the Company has certain geographic concentrations in its property holdings. In particular, as of September 30, 2013, three of the Company’s properties were located in Michigan and three of the Company’s properties were located in Texas, accounting for 19% and 18%, respectively, of the Company’s 2013 gross annualized rental revenues.
Offering and Related Costs
Cole Advisors funds all of the organization and offering costs associated with the sale of the Company’s common stock (excluding selling commissions, the distribution fee and the dealer manager fee) and is reimbursed for such costs up to 0.75% of gross proceeds from the Offering, excluding selling commissions charged on A Shares sold in the Primary Offering. As of September 30, 2013, Cole Advisors or its affiliates had paid organization and offering costs in excess of the 0.75% in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable to Cole Advisors.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2013

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
As of September 30, 2013, the quarterly redemption capacity was equal to 10% of the Company’s NAV and this amount was recorded as redeemable common stock on the condensed consolidated unaudited balance sheet for a total of $5.3 million.
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
Line of credit – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The estimated fair value of the Company’s debt was $34.3 million and $20.6 million as of September 30, 2013 and December 31, 2012, respectively, which approximated the carrying value on such dates. The fair value of the Company’s debt is estimated using Level 2 inputs.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2013

Marketable securities – The Company’s marketable securities are carried at fair value and are valued using Level 1 inputs. The estimated fair value of the Company’s marketable securities are based on quoted market prices that are readily and regularly available in an active market.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of September 30, 2013, there have been no transfers of financial assets or liabilities between levels.

NOTE 4 —	REAL ESTATE ASSETS
2013 Property Acquisitions
During the nine months ended September 30, 2013, the Company acquired a 100% interest in 18 commercial properties for an aggregate purchase price of $50.0 million (the “2013 Acquisitions”). The Company purchased the 2013 Acquisitions with net proceeds from the Offering combined with proceeds from borrowings, as discussed in Note 6 to these condensed consolidated unaudited financial statements. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation:

September 30, 2013
Land	$8,634,523
Building and improvements	35,767,969
Acquired in-place leases	5,868,192
Acquired above market leases	212,965
Acquired below market leases	(515,236)
Total purchase price	$49,968,413
The Company recorded revenue for the three and nine months ended September 30, 2013 of $643,000 and $977,000, respectively, and a net loss for the three and nine months ended September 30, 2013 of $7,000 and $64,000, respectively, related to the 2013 Acquisitions. In addition, the Company recorded $381,000 and $645,000, respectively, of acquisition related expenses for the three and nine months ended September 30, 2013.
The following information summarizes selected financial information of the Company, as if all of the 2013 Acquisitions were completed on January 1, 2012 for each period presented below. The table below presents the Company’s estimated revenue and net (loss) income, on a pro forma basis, for the three and nine months ended September 30, 2013 and 2012, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Pro forma basis:
Revenue	$1,740,580	$1,682,811	$5,225,956	$5,055,785
Net (loss) income	$(50,398)	$296,786	$554,524	$371,285
The pro forma information for the three and nine months ended September 30, 2013 was adjusted to exclude acquisition costs related to the 2013 Acquisitions. These costs were recognized in the pro forma information for the nine months ended September 30, 2012. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of periods presented, nor does it purport to represent the results of future operations.
2012 Property Acquisitions
The Company made no real estate acquisitions during the nine months ended September 30, 2012.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2013

NOTE 5 —	MARKETABLE SECURITIES
The Company owned marketable securities with an estimated fair value of $457,000 and $227,000 as of September 30, 2013 and December 31, 2012, respectively. The following is a summary of the Company’s available-for-sale securities as of September 30, 2013:

	Available-for-sale securities
	Amortized Cost Basis	Unrealized Loss	Fair Value
U.S. Treasury Bonds	$95,298	$(560)	$94,738
U.S. Agency Bonds	105,376	(881)	104,495
Corporate Bonds	260,900	(2,880)	258,020
Total available-for-sale securities	$461,574	$(4,321)	$457,253
The following table provides the activity for the marketable securities during the nine months ended September 30, 2013:

	Amortized Cost Basis	Unrealized Gain (Loss)	Fair Value
Marketable securities as of December 31, 2012	$226,427	$966	$227,393
Face value of marketable securities acquired	320,000	—	320,000
Premiums and discounts on purchase of marketable securities, net of acquisition costs	3,518	—	3,518
Amortization on marketable securities	(2,027)	—	(2,027)
Sales of securities	(86,344)	1,255	(85,089)
Decrease in fair value of marketable securities	—	(6,542)	(6,542)
Marketable securities as of September 30, 2013	$461,574	$(4,321)	$457,253
During the nine months ended September 30, 2013, the Company sold 13 marketable securities for aggregate proceeds of $85,000, and recorded a loss of $1,800 related to the sale, which is included in interest and other expense, net on the accompanying condensed consolidated unaudited statement of operations for the nine months ended September 30, 2013. In addition, the Company recorded an unrealized loss of $7,000 on its investments, which is included in accumulated other comprehensive (loss) income on the accompanying condensed consolidated unaudited statement of stockholders’ equity for the nine months ended September 30, 2013 and the condensed consolidated unaudited balance sheet as of September 30, 2013. The cumulative unrealized loss is deemed to be a temporary impairment based upon (i) the Company having no intent to sell each security, (ii) it is more likely than not that the Company will not be required to sell each security before recovery and (iii) the Company’s expectation to recover the entire amortized cost basis of each security. The Company determined that the cumulative unrealized loss resulted from volatility in interest rates and other qualitative factors relating to macro-economic conditions in the bond market rather than being credit related, and such factors do not present adverse changes in expected cash flows or redemptions. Furthermore, the Company considered the composition of its available-for-sale securities portfolio, which included U.S. treasury bonds, U.S. agency bonds and corporate bonds issued by corporations with strong credit standings and history of operations.
The following table shows the fair value and gross unrealized losses of the Company’s available-for-sale securities as of September 30, 2013 and the length of time the available-for-sale securities have been in the unrealized loss position.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury Bonds	$84,869	$(574)	$—	$—	$84,869	$(574)
U.S. Agency Bonds	89,423	(898)	—	—	89,423	(898)
Corporate Bonds	138,729	(3,727)	—	—	138,729	(3,727)
Total temporarily impaired securities	$313,021	$(5,199)	$—	$—	$313,021	$(5,199)
The scheduled maturities of the Company’s marketable securities as of September 30, 2013 are as follows:

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2013

	Available-for-sale securities
	Amortized Cost	Estimated Fair Value
Due within one year	$20,293	$20,307
Due after one year through five years	385,096	383,531
Due after five years through ten years	56,185	53,415
Due after ten years	—	—
Total	$461,574	$457,253
Actual maturities of marketable securities can differ from contractual maturities because borrowers on certain debt securities may have the right to prepay their respective debt obligations at any time. In addition, factors such as prepayments and interest rates may affect the yields on the such securities.

NOTE 6 —	LINE OF CREDIT
As of September 30, 2013, the Company had $34.3 million of debt outstanding under its secured revolving line of credit, as amended (the “Line of Credit”). The Line of Credit provides up to $50.0 million of borrowings pursuant to a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. and other lending institutions that may become parties to the Credit Agreement. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the total debt outstanding was $65.3 million as of September 30, 2013.
The Line of Credit allows Cole OP to borrow up to $50.0 million in revolving loans, with the maximum amount outstanding not to exceed the borrowing base (the “Borrowing Base”), calculated as 65% of the aggregate value allocated to each qualified property comprising eligible collateral (collectively, the “Qualified Properties”). As of September 30, 2013, the Borrowing Base under the Line of Credit was approximately $41.7 million based on the value allocated to the Qualified Properties. Up to 15% of the total amount available may be used for issuing letters of credit and up to 10% of the Line of Credit, not to exceed $15.0 million, may be used for short term (ten day) advances. Subject to meeting certain conditions described in the Credit Agreement and the payment of certain fees, the amount of the Line of Credit may be increased up to a maximum of $250.0 million. The Line of Credit matures on December 8, 2014. As of September 30, 2013, amounts outstanding on the Line of Credit accrued interest at an annual rate of 2.86%.
The Credit Agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements and dividend payout and REIT status requirements. The Credit Agreement also includes usual and customary events of default and remedies for facilities of this nature. Based on the Company’s analysis and review of its results of operations and financial condition, as of September 30, 2013, the Company believes it was in compliance with the covenants of the Credit Agreement.

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
September 30, 2013

NOTE 8 —	RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred, and will continue to incur, fees and expenses payable to Cole Advisors and certain of its affiliates in connection with the Offering, and the acquisition, management and performance of the Company’s assets.
Offering
In connection with the Offering, Cole Capital Corporation (“CCC”), the Company’s dealer manager, will receive selling commissions, an asset-based dealer manager fee and an asset-based distribution fee, as summarized in the table below for each class of common stock:

	Selling Commission (1)	Dealer Manager Fee (2)	Distribution Fee (2)
W Shares	—	0.55%	—
A Shares	up to 3.75%	0.55%	0.50%
I Shares	—	0.25%	—
(1) The selling commission is based on the offering price for A Shares. The selling commission expressed as a percentage of NAV per A Share, rather than the offering price, would be up to 3.90%, subject to rounding and the effect of volume discounts the Company is offering on certain purchases of $150,001 or more of A Shares. Selling commissions will be deducted directly from the offering price for A Shares and paid to CCC. CCC will reallow 100% of the selling commissions on A Shares to participating broker-dealers.
(2) The dealer manager and distribution fees accrue daily in an amount equal to 1/365th of the percentage of NAV per W Share, A Share or I Share, as applicable, for such day on a continuous basis. CCC, in its sole discretion, may reallow a portion of the dealer manager fee and distribution fee to participating broker-dealers.
All organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, the distribution fee and the dealer manager fee) are paid for by Cole Advisors or its affiliates and can be reimbursed by the Company up to 0.75% of the aggregate gross offering proceeds, excluding selling commissions charged on A Shares sold in the Primary Offering. As of September 30, 2013, Cole Advisors or its affiliates had paid organization and offering costs in excess of the 0.75% in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable to Cole Advisors.
The Company recorded fees and expense reimbursements as shown in the table below for services provided by Cole Advisors and its affiliates related to the services described above during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Offering:
Dealer manager fees	$66,852	15,518	$143,717	$15,518
Dealer manager fees reallowed by CCC	$1,538	—	$2,840	$—
Organization and offering expense reimbursement	$69,573	4,984	$281,209	$5,604
CCC waived its right to receive its dealer manager fee for the six months ended June 30, 2012; accordingly, no amounts were recorded during such period. In addition, no selling commissions or distribution fees were recorded during the nine months ended September 30, 2013 or 2012.
Acquisitions, Operations and Performance
The Company pays Cole Advisors an asset-based advisory fee that is payable in arrears on a monthly basis and accrues daily in an amount equal to 1/365th of 0.90% of the Company’s NAV for each class of common stock, for each day. Cole Advisors waived its right to receive advisory fees for the six months ended June 30, 2012; accordingly, no amounts were recorded during such period.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2013

The Company will reimburse Cole Advisors for the operating expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse for any amount by which its operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceeds the greater of (1) 2% of average invested assets, or (2) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Cole Advisors waived its right to receive operating expense reimbursements for the three and nine months ended September 30, 2013 and 2012; accordingly, the Company did not reimburse Cole Advisors for any such expenses during the three and nine months ended September 30, 2013 or 2012.
In addition, the Company will reimburse Cole Advisors for all out-of-pocket expenses incurred in connection with the acquisition of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be reimbursed to Cole Advisors or its affiliates. Acquisition expenses, together with any acquisition fees paid to third parties for a particular real estate-related asset, will in no event exceed 6% of the gross purchase price. Cole Advisors waived its right to receive acquisition expense reimbursements for the three and nine months ended September 30, 2013 and 2012; accordingly, the Company did not reimburse Cole Advisors for any such expenses during the three and nine months ended September 30, 2013 or 2012.
As compensation for services provided pursuant to the advisory agreement, the Company will also pay Cole Advisors a performance-based fee calculated based on the Company’s annual total return to stockholders for each class of common stock (defined below), payable annually in arrears. The performance fee will be calculated such that for any calendar year in which the total return per share for a particular class exceeds 6% (the “6% Return”), Cole Advisors will receive 25% of the excess total return on such class above the 6% Return allocable to that class, but in no event will the Company pay Cole Advisors more than 10% of the aggregate total return, for that class, for such year. However, in the event the NAV per share of the Company’s W Shares, A Shares and I Shares decreases below $15.00, the initial A Share NAV per share (which will be equal to the W Share NAV per share on the first day the Company accepts proceeds into such share class) and the initial I Share NAV per share (which will be equal to the W Share NAV per share on the first day the Company accepts proceeds into such share class), respectively (the “Base NAV”), the performance-based fee for a respective class will not be calculated on any increase in NAV up to the Base NAV for the respective share class. In addition, the performance fee will not be paid with respect to any calendar year in which the NAV per share as of the last business day of the calendar year (the “Ending NAV”) for the respective share class is less than the Base NAV of that class. The Base NAV of any share class is subject to downward adjustment in the event that the Company’s board of directors, including a majority of the independent directors, determines that such an adjustment is necessary to provide an appropriate incentive to Cole Advisors to perform in a manner that seeks to maximize stockholder value and is in the best interests of the Company’s stockholders. In the event of any stock dividend, stock split, recapitalization or similar change in the Company’s capital structure, the Base NAV for the respective share class shall be ratably adjusted to reflect the effect of any such event.
The total return to stockholders is defined, for each class of the Company’s common stock, as the change in NAV per share plus distributions per share for such class. The NAV per share for a class calculated on the last trading day of a calendar year shall be the amount against which changes in NAV per share for such class are measured during the subsequent calendar year. Therefore, for each class of the Company’s common stock, payment of the performance-based component of the advisory fee (1) is contingent upon the Company’s actual annual total return exceeding the 6% Return and the Ending NAV per share for the respective share class being greater than the Base NAV of that class, (2) will vary in amount based on the Company’s actual performance, (3) cannot cause the Company’s total return as a percentage of stockholders’ invested capital for the year to be reduced below 6%, and (4) is payable to Cole Advisors if the Company’s total return exceeds the 6% Return in a particular calendar year, even if the total return to stockholders (or any particular stockholder) on a cumulative basis over any longer or shorter period has been less than 6% per annum. Cole Advisors will not be obligated to return any portion of advisory fees paid based on the Company’s subsequent performance.
The Company recorded fees and expense reimbursements as shown in the table below for services provided by Cole Advisors or its affiliates related to the services described above during the periods indicated:

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2013

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Acquisitions, Operations and Performance:
Acquisition expense reimbursement	$—	$—	$—	$—
Advisory fee	$109,393	$25,412	$235,172	$25,412
Operating expense reimbursement	$—	$—	$—	$—
Performance fee	$215,209	$46,614	$215,209	$107,958
Due to Affiliates
As of September 30, 2013 and December 31, 2012, $833,000 and $335,000, respectively, was due to Cole Advisors and its affiliates, related to performance fees, advisory and dealer manager fees and organization and offering expenses and was included in due to affiliates on the condensed consolidated unaudited balance sheet.

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
Status of the Offering
As of November 6, 2013, the Company had received $58.2 million in gross offering proceeds through the issuance of approximately 3.6 million shares of its common stock in the Offering (including shares issued pursuant to the DRIP).
Line of Credit
Subsequent to September 30, 2013, the Company repaid $6.5 million of the amounts outstanding under the Line of Credit and made no additional borrowings. Additionally, the Company pledged additional properties to the Line of Credit which increased the Borrowing Base by $2.2 million. As of November 6, 2013, the Company had $27.8 million outstanding under the Line of Credit and $16.1 million available for borrowing.
Expense Cap
Cole Advisors implemented an expense cap for the three months ending December 31, 2013, whereby Cole Advisors will fund all general and administrative expenses of the Company that are in excess of an amount calculated by multiplying the Company’s average NAV for the three months ending December 31, 2013 by an annualized rate of 1.25% (the “Excess G&A”). General and administrative expenses, as presented in the Company’s financial statements, include, but are not limited to, legal fees, audit fees, board of directors costs, professional fees, escrow and trustee fees, insurance, state franchise and income taxes and fees for unused amounts on the Line of Credit. At Cole Advisors’ discretion, it may fund the Excess G&A through reimbursement to the Company or payment to third parties on behalf of the Company, but in no event will the Company be liable to Cole Advisors in future periods for such amounts paid or reimbursed.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2013

Cole/ARCP Merger Agreement
On October 22, 2013, Cole entered into the Merger Agreement with ARCP and Merger Sub.  The Merger Agreement provides for the merger of Cole with and into Merger Sub (the “Merger”), with Merger Sub surviving as a direct wholly owned subsidiary of ARCP.  Cole indirectly owns and/or controls Cole Advisors and CCC as well as CREI Advisors, LLC and Cole Capital™, the Company’s property manager and sponsor, respectively. The completion of the Merger is subject to various conditions.
Despite the indirect change of control that would occur for the Company’s advisor, dealer manager, property manager and sponsor upon consummation of the Merger, such entities are expected to continue to serve in their respective capacities to the Company following the Merger.

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

Overview
We were formed on July 27, 2010, to acquire and operate a diversified portfolio of (1) necessity retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States and U.S. protectorates, (2) notes receivable secured by commercial real estate, including the origination of loans, and (3) cash, cash equivalents, other short-term investments and traded real estate securities. We commenced our principal operations on December 7, 2011, when we issued the initial $10.0 million in shares of our common stock in the Offering and acquired our first real estate property. We have no paid employees and are externally advised and managed by Cole Advisors, our advisor. We elected to be taxed as a REIT for federal income tax purposes.
Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property indebtedness. Rental and other property income accounted for 96% of our total revenue for the three and nine months ended September 30, 2013, and accounted for 97% and 95%, respectively, of our total revenue for the three and nine months ended September 30, 2012. As 99.7% of our rentable square feet was under lease as of September 30, 2013, with a weighted average remaining lease term of 12.8 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Cole Advisors regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
As of September 30, 2013, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets, net of gross intangible lease liabilities, was 41%, and all of our debt was subject to variable interest rates. Should we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any current variable rate debt, refinancings or new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions by entering into purchase agreements and loan commitments simultaneously, or through loan assumption, so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with future property acquisitions or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing for future acquisitions or refinancing, our results of operations may be adversely affected.
Recent Market Conditions
Beginning in late 2007, domestic and international financial markets experienced significant disruptions that severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. Financial conditions affecting commercial real estate have improved and continue to improve, as low treasury rates and increased lending from banks, insurance companies and commercial mortgage backed securities (“CMBS”) conduits have increased lending activity. Nevertheless, the debt market remains sensitive to the macro environment, such as Federal Reserve policy, market sentiment or regulatory factors affecting the banking and CMBS industries. While we expect that financial conditions will remain favorable, if they were to deteriorate we may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering alternative lending sources, including securitized debt, fixed rate loans, borrowings on the Line of Credit, short-term variable rate loans, assumed mortgage loans in connection with property acquisitions, interest rate lock or swap agreements, or any combination of the foregoing.

Commercial real estate fundamentals continue to strengthen, as a moderate pace of job creation has supported gains in office absorption, retail sales and warehouse distribution. Although construction activity has increased, it remains near historic lows; as a result, incremental demand growth has helped to reduce vacancy rates and support modest rental growth. Improving fundamentals have resulted in gains in property values; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of September 30, 2013, 99.7% of our rentable square feet was under lease, and we expect that occupancy will remain high as the real estate recovery continues. However, if recent improvements in the economy reverse course, we may experience vacancies or be required to reduce rental rates on occupied space. If we do experience vacancies, Cole Advisors will actively seek to lease our vacant space; nevertheless, such space may be leased at lower rental rates and for shorter lease terms than our current leases provide.
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our consolidated real estate assets as of September 30, 2013 and 2012:

	As of September 30,
	2013	2012
Number of properties	28	9
Approximate rentable square feet (1)	514,940	212,575
Percentage of rentable square feet leased	99.7%	100%

(1) Including square feet of the buildings on land that are subject to ground leases.
The following table summarizes our consolidated real estate investment activity during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Properties acquired	8	—	18	—
Approximate purchase price of acquired properties (in millions)	$28.7	$—	$50.0	$—
Approximate rentable square feet	205,889	—	289,899	—
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Revenue. Revenue increased $701,000, or 106%, to $1.4 million for the three months ended September 30, 2013, compared to $660,000 for the three months ended September 30, 2012. Of this amount, rental and other property income increased $665,000, or 104%, to $1.3 million for the three months ended September 30, 2013, compared to $640,000 for the three months ended September 30, 2012. The increase was primarily due to the acquisition of 19 properties subsequent to September 30, 2012. We pay certain operating expenses subject to reimbursement by the tenant. Tenant reimbursement income increased $35,000, or 175%, to $55,000 for the three months ended September 30, 2013, compared to $20,000 for the three months ended September 30, 2012, primarily due to the acquisition of 19 properties subsequent to September 30, 2012, combined with a change in our expected reimbursements from tenants for recoverable operating expenses during the three months ended September 30, 2013.
General and administrative expenses. General and administrative expenses increased $117,000, or 54%, to $332,000 for the three months ended September 30, 2013, compared to $215,000 for the three months ended September 30, 2012. The increase was primarily due to an increase in professional fees incurred for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 combined with increases in escrow and trustee fees and state franchise taxes, as a result of increases in equity issuance and real estate owned during the three months ended September 30, 2013. The primary general and administrative expense items are professional fees, board of directors costs, state franchise and income taxes, escrow and trustee fees, fees for unused amounts on the Line of Credit, and other licenses and fees.
Property operating expenses. Property operating expenses increased $17,000, or 39%, to $61,000 for the three months ended September 30, 2013, compared to $44,000 for the three months ended September 30, 2012. The increase was primarily due to the acquisition of 19 properties subsequent to September 30, 2012. The primary property operating expense items are property taxes, repairs and maintenance and property insurance.

Advisory expenses. Advisory expenses increased $253,000, or 351%, to $325,000 for the three months ended September 30, 2013, compared to $72,000 for the three months ended September 30, 2012, related to advisory and performance fees earned by our advisor pursuant to our advisory agreement due to an increase in our NAV.
Acquisition related expenses. We recorded acquisition related expenses of $381,000 for the three months ended September 30, 2013 related to the acquisition of eight properties for an aggregate purchase price of $28.7 million. No properties were acquired during the three months ended September 30, 2012.
Depreciation and amortization expenses. Depreciation and amortization expenses increased $256,000, or 160%, to $416,000 for the three months ended September 30, 2013, compared to $160,000 for the three months ended September 30, 2012. The increase was primarily related to depreciation and amortization on 19 properties acquired subsequent to September 30, 2012.
Interest and other expense, net. Interest and other expense, net increased $32,000, or 16%, to $236,000 for the three months ended September 30, 2013, compared to $204,000 for the three months ended September 30, 2012, primarily due to an increase of $4.1 million in our average outstanding debt balance for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Revenue. Revenue increased $1.1 million, or 55%, to $3.1 million for the nine months ended September 30, 2013, compared to $2.0 million for the nine months ended September 30, 2012. Of this amount, rental and other property income increased $1.1 million, or 59%, to $3.0 million for the nine months ended September 30, 2013, compared to $1.9 million for the nine months ended September 30, 2012. The increase was primarily due to the acquisition of 19 properties subsequent to September 30, 2012. We pay certain operating expenses subject to reimbursement by the tenant. Tenant reimbursement income increased $26,000, or 24%, to $134,000 for the nine months ended September 30, 2013, compared to $108,000 for the nine months ended September 30, 2012, primarily due to the acquisition of 19 properties subsequent to September 30, 2012, combined with a change in our expected reimbursements from tenants for recoverable operating expenses during the nine months ended September 30, 2013.
General and administrative expenses. General and administrative expenses increased $283,000, or 46%, to $894,000 for the nine months ended September 30, 2013, compared to $611,000 for the nine months ended September 30, 2012. The increase was due to modest increases in the following items: other professional fees, state and franchise taxes and escrow and trustee fees, which correlates with an increase in our outstanding equity and real estate under management. Additionally, the fees paid to our independent directors increased due to the addition of one independent director. The primary general and administrative expense items are professional fees, board of directors costs, state franchise and income taxes, escrow and trustee fees, fees for unused amounts on the Line of Credit, and other licenses and fees.
Property operating expenses. Property operating expenses increased $21,000, or 14%, to $167,000 for the nine months ended September 30, 2013, compared to $146,000 for the nine months ended September 30, 2012. The increase was primarily due to the acquisition of 19 properties subsequent to September 30, 2012. The primary property operating expense items are property taxes, repairs and maintenance and property insurance.
Advisory expenses. Advisory expenses increased $317,000, or 238%, to $450,000 for the nine months ended September 30, 2013, compared to $133,000 for the nine months ended September 30, 2012, related to advisory and performance fees earned by our advisor pursuant to our advisory agreement due to an increase in our NAV.
Acquisition related expenses. We recorded acquisition related expenses of $645,000 for the nine months ended September 30, 2013 related to the acquisition of 18 properties for an aggregate purchase price of $50.0 million. No properties were acquired during the nine months ended September 30, 2012.
Depreciation and amortization expenses. Depreciation and amortization expenses increased $420,000, or 88%, to $898,000 for the nine months ended September 30, 2013, compared to $478,000 for the nine months ended September 30, 2012. The increase was primarily related to depreciation and amortization on 19 properties acquired subsequent to September 30, 2012.
Interest and other expense, net. Interest and other expense, net decreased $24,000, or 4%, to $588,000 for the nine months ended September 30, 2013, compared to $612,000 for the nine months ended September 30, 2012, primarily due to a decrease in our average outstanding debt balance throughout the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Distributions
Our board of directors authorized a daily distribution of $0.002429042 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2013 and ending on September 30, 2013. Our board of directors authorized a daily distribution of $0.002563727 per share (the “Daily Distribution Amount”) for stockholders of record as of the close of business on each day of the period commencing on October 1, 2013 for W Shares, and beginning on the later of October 1, 2013 or the date on which A Shares and/or I Shares are first issued, and ending on December 31, 2013. The Daily Distribution Amount for each class of outstanding common stock will be adjusted based on the relative NAV of the various classes each day so that, from day to day, distributions constitute a uniform percentage of the NAV per share of all classes. As a result, from day to day, the per share daily distribution for each outstanding class of common stock may be higher or lower than $0.002563727 per share based on the relative NAV of each class of common stock on that day.
During the nine months ended September 30, 2013 and 2012, we paid distributions of $1.2 million and $415,000, respectively, including $330,000 and $1,000, respectively, through the issuance of shares pursuant to the DRIP. Our distributions for the nine months ended September 30, 2013 were funded by cash flows from operations, including cash flows in excess of distributions from the prior year, of $705,000, or 57%, and proceeds from the Offering of $542,000, or 43%. Net cash provided by operating activities for the nine months ended September 30, 2013 reflect a reduction of $645,000 for real estate acquisition related expenses incurred and expensed in accordance with GAAP. We treat our real estate acquisition expenses as funded by proceeds from the Offering of our shares. Therefore, for consistency, proceeds from the issuance of common stock have been reported as a source of distributions to the extent that acquisition expenses have reduced net cash flows from operating activities in the current and prior periods. The distributions paid during the the nine months ended September 30, 2012 were funded by net cash provided by operating activities of $255,000, or 61%, and borrowings from the Line of Credit of $160,000, or 39%.
Share Redemptions
We have adopted a share redemption plan to provide limited liquidity whereby, on a daily basis, stockholders may request that we redeem all or any portion of their shares. Our share redemption plan provides that, on each business day, stockholders may request that we redeem all or any portion of their shares, subject to a minimum redemption amount and certain short-term trading fees. The redemption price per share for each class on any business day will be our NAV per share for such class for that day, calculated by the independent fund accountant in accordance with our valuation policies.
Our share redemption plan includes certain redemption limits, including a quarterly limit and, in some cases, a stockholder by stockholder limit. During the nine months ended September 30, 2013, we received redemption requests for, and redeemed approximately 26,000 W Shares of our common stock for $413,000.
We intend to fund share redemptions with available cash, proceeds from our liquid investments and proceeds from sales of additional shares. We may, after taking the interests of our company as a whole and the interests of our remaining stockholders into consideration, use proceeds from any available sources at our disposal to satisfy redemption requests, including, but not limited to, proceeds from sales of additional shares, excess cash flow from operations, sales of our liquid investments, incurrence of indebtedness and, if necessary, proceeds from the disposition of real estate properties or real estate-related assets. In an effort to have adequate cash available to support our share redemption plan, Cole Advisors may determine to reserve borrowing capacity under the Line of Credit. Cole Advisors could then elect to borrow against the Line of Credit in part to redeem shares presented for redemption during periods when we do not have sufficient proceeds from the sale of shares in the Offering to fund all redemption requests.
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

Our investment guidelines provide that we will target the following aggregate allocation to relatively liquid investments, such as U.S. government securities, agency securities, corporate debt, publicly traded debt and equity real estate-related securities, cash, cash equivalents and other short-term investments and, in Cole Advisors discretion, a line of credit (collectively, the “Liquid Assets”): (1) 10% of our NAV up to $1.0 billion and (2) 5% of our NAV in excess of $1.0 billion. To the extent that Cole Advisors elects to maintain borrowing capacity under a line of credit, the amount available under the line of credit will be included in calculating the Liquid Assets under these guidelines. These are guidelines, and our stockholders should not expect that we will, at all times, hold liquid assets at or above the target levels or that all liquid assets will be available to satisfy redemption requests as we receive them. We anticipate that both our overall allocation to liquid assets as a percentage of our NAV and our allocation to different types of liquid assets will vary. In making these determinations our advisor will consider our receipt of proceeds from sales of additional shares, our cash flow from operations, available borrowing capacity under a line of credit, if any, or from additional mortgages on our real estate, our receipt of proceeds from sales of assets, and the anticipated use of cash to fund redemptions, as well as the availability and pricing of different investments. The amount of the Liquid Assets is determined by our advisor, in its sole discretion, but is subject to review by our independent directors on a quarterly basis.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, distributions and redemptions to stockholders and interest on the Line of Credit. We expect to meet our short-term liquidity requirements through available cash, cash provided by property operations, proceeds from the Offering and borrowings from the Line of Credit. As of September 30, 2013, we had no debt amounts maturing within the next 12 months and we had available borrowings on the Line of Credit of $7.5 million. We believe that the resources stated above will be sufficient to satisfy our short-term operating requirements, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
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
As of September 30, 2013, we had received and accepted subscriptions for approximately 3.2 million W Shares of common stock for gross proceeds of $51.2 million. As of September 30, 2013, we had redeemed approximately 26,000 W Shares of common stock for $413,000. No redemption requests received during the nine months ended September 30, 2013 went unfulfilled.
As of September 30, 2013, we had $34.3 million of debt outstanding on the Line of Credit and $7.5 million of available borrowings based on the current Borrowing Base. See Note 6 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of the Line of Credit. Our contractual obligations as of September 30, 2013 were as follows:

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - line of credit	$34,275,000	$—	$34,275,000	$—	$—
Interest payments - line of credit (2)	1,183,597	993,133	190,464	—	—
Total	$35,458,597	$993,133	$34,465,464	$—	$—

(1)	The table does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Payment obligations for the amount outstanding under the Line of Credit were calculated based on an interest rate of 2.86% in effect as of September 30, 2013.

Our charter prohibits us from incurring debt that would cause our borrowings to exceed 75% of our gross assets, valued at the aggregate cost (before depreciation and other non-cash reserves), unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report. During the initial period of the Offering, our board of directors, including a majority of our independent directors, has approved exceeding this limit because we are in the process of raising sufficient equity capital to acquire our portfolio. After we have acquired a substantial portfolio, our advisor will target a leverage of 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets. As of September 30, 2013, our ratio of debt to total gross real estate assets, net of gross intangible lease liabilities, was 41%.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities increased $353,000 to $608,000 for the nine months ended September 30, 2013, compared to $255,000 for the nine months ended September 30, 2012. The increase was primarily due to changes in our working capital balances of $398,000, which were partially offset by a decrease in net income before non-cash adjustments for depreciation, amortization of intangibles, amortization of deferred financing costs and amortization on marketable securities of $47,000. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities increased $48.4 million to $49.6 million for the nine months ended September 30, 2013, compared to $1.2 million for the nine months ended September 30, 2012. The increase was primarily due to the acquisition of 18 commercial properties during the nine months ended September 30, 2013 for $50.0 million. We did not acquire any commercial properties during the nine months ended September 30, 2012.
Financing Activities. Net cash provided by financing activities was $49.3 million for the nine months ended September 30, 2013, compared to $324,000 for the nine months ended September 30, 2012. The change was primarily due to an increase in net proceeds from the issuance of common stock of $36.3 million, and net borrowings on the Line of Credit of $13.6 million. These increases were partially offset by an increase in distributions paid to investors of $504,000, redemptions of common stock of $413,000 and an increase in deferred financing costs paid of $352,000.
Election as a REIT
From the date of our formation and until the day following the date on which we issued shares to stockholders other than CHC, we were a qualified subchapter S subsidiary of CHC, and therefore were disregarded as an entity separate from CHC for U.S. federal income tax purposes. We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To maintain our qualification as a REIT, we must continue to meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains).
If we fail to maintain our qualification as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to maintain our qualification as a REIT. We also will be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to maintain our qualification as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying condensed consolidated unaudited financial statements. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying condensed consolidated unaudited financial statements.

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
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2012, and our critical accounting policies have not changed during the nine months ended September 30, 2013. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2012, and related notes thereto.
Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 7 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanations.
Related-Party Transactions and Agreements
We have entered into agreements with Cole Advisors and its affiliates whereby we agree to pay certain fees, or reimburse certain expenses, of Cole Advisors or its affiliates for advisory and performance fees, organization and offering costs, selling commissions, dealer manager fees, distribution fees and reimbursement of certain acquisition and operating costs. See Note 8 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a further explanation of the various related-party transactions, agreements and fees.
Subsequent Events
Certain events occurred subsequent to September 30, 2013 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 10 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off-Balance Sheet Arrangements
As of September 30, 2013 and December 31, 2012, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
In connection with the acquisition of our properties, we have obtained variable rate debt financing, and are therefore exposed to changes in LIBOR. As of September 30, 2013, we had $34.3 million of variable rate debt outstanding on the Line of Credit, and a change of 50 basis points in interest rates would result in a change in interest expense of $171,000 per annum. In the future, our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. In addition, we expect that we may enter into derivative financial instruments such as interest rate swaps, interest rate caps and rate lock arrangements in order to mitigate our interest rate risk. To the extent we enter into such arrangements, we will be exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2013, were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On December 6, 2011, the Initial Registration Statement for our public offering of up to $4.0 billion in shares of common stock was declared effective under the Securities Act. The Initial Registration Statement covered up to $3.5 billion in shares in a primary offering and up to $500.0 million in shares pursuant to the DRIP. On December 7, 2011, we satisfied the conditions of our escrow agreement and accepted the initial subscription for 666,666 W Shares of our common stock in the offering under the Initial Registration Statement, at a price of $15.00 per share, resulting in gross proceeds of $10.0 million. Additionally, as of September 30, 2013, we were authorized to issue 10.0 million shares of preferred stock, but had none issued or outstanding.
As of September 30, 2013, we had issued approximately 3.2 million W Shares in the Offering for gross proceeds of $51.2 million, out of which we have incurred $181,000 in dealer manager fees and $384,000 in organization and offering costs. With the net offering proceeds of $50.7 million and the borrowings from the Line of Credit, we acquired $82.9 million in real estate and related assets and incurred $1.1 million of acquisition related expenses. No A Shares or I Shares were issued as of September 30, 2013.
As of November 6, 2013, we have sold the following common shares and raised the following proceeds in connection with the Offering:

	W Shares	A Shares	I Shares	Total
Primary Offering
Shares	3,553,472	16,870	—	3,570,342
Proceeds	$57,395,221	$283,456	$—	$57,678,677
Distribution Reinvestment Plan
Shares	31,874	1	—	31,875
Proceeds	$529,336	$24	$—	$529,360
We have adopted a share redemption plan to provide limited liquidity whereby, on a daily basis, stockholders may request that we redeem all or any portion of their shares. The redemption price per share for each class on any business day will be our NAV per share for such class for that day, calculated by the independent fund accountant after the close of business on the redemption request day, without giving effect to any share purchases or redemptions to be effected on such day. Subject to limited exceptions, stockholders who redeem their shares of our common stock within the first 365 days from the date of purchase will be subject to a short-term trading fee of 2% of the aggregate NAV per share of the shares of common stock received. In each calendar quarter, net redemptions will be limited under our share redemption plan to 5% of our total NAV as of the end of the immediately preceding quarter, plus any unused percentage carried over to the next quarter, but the maximum carryover percentage will never exceed 15% in the aggregate, and net redemptions in any quarter may never exceed 10% of the prior quarter’s NAV.

The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest. During the three months ended September 30, 2013, we redeemed shares as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 30, 2013	1,305	$16.23	1,305	(1)
August 1 - August 31, 2013	11,118	$16.34	11,118	(1)
September 1 - September 30, 2013	768	$16.39	768	(1)
Total	13,191		13,191	(1)

(1)
A description of the maximum number of shares that may be purchased under our share redemption program, the date our share redemption program was announced (in the Initial Registration Statement and the Multi-Class Registration Statement) and the amount of shares approved under our share redemption program is included in the narrative preceding this table.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended September 30, 2013 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
No events occurred during the three months ended September 30, 2013 that would require a response to this item.

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
Date: November 8, 2013

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

1.1
Amended and Restated Dealer Manager Agreement by and between Cole Real Estate Income Strategy (Daily NAV), Inc. and Cole Capital Corporation, dated as of August 26, 2013 (Incorporated by reference to the Company’s Form 8-K (File No. 333-169535), filed on August 26, 2013).

1.2	Form of Selected Dealer Agreement (Incorporated by reference to Exhibit 1.3 to the Company’s pre-effective amendment to Form S-11 (File No. 333-186656), filed on August 16, 2013).

3.1
Second Articles of Amendment and Restatement of Cole Real Estate Income Strategy (Daily NAV), Inc., dated as of August 26, 2013 (Incorporated by reference to the Company’s Form 8-K (File No. 333-169535), filed on August 26, 2013).

3.2
Bylaws of Cole Real Estate Income Strategy (Daily NAV), Inc. effective September 28, 2011 (Incorporated by reference to Exhibit 3.2 to the Company’s pre-effective amendment to Form S-11 (File No. 333-169535), filed on November 3, 2011).

3.3	First Amendment of Bylaws effective June 14, 2012 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 333-169535), filed on June 19, 2012).

4.1
Amended and Restated Distribution Reinvestment Plan (Incorporated by reference to Appendix E to the Company’s prospectus filed pursuant to Rule 424(b)(3) (File No. 333-186656), filed on August 26, 2013).

4.2
Multiple Class Plan of Cole Real Estate Income Strategy (Daily NAV), Inc., dated as of August 26, 2013 (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 333-169535), filed on August 26, 2013).

10.1
Amended and Restated Advisory Agreement by and among Cole Real Estate Income Strategy (Daily NAV), Inc., Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP and Cole Real Estate Income Strategy (Daily NAV) Advisors, LLC, dated as of August 26, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 333-169535), filed on August 26, 2013).

10.2
First Amendment to Amended and Restated Escrow Agreement by and among Cole Real Estate Income Strategy (Daily NAV), Inc., Cole Capital Corporation and UMB Bank, N.A., dated as of August 26, 2013 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 333-169535), filed on August 26, 2013).

10.3
Second Amended and Restated Agreement of Limited Partnership of Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP, dated as of August 26, 2013 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 333-169535), filed on August 26, 2013).

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