Form 10-K
period 2013-12-31
COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
filed 2014-03-28
CIK 1498542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-186656 (1933 Act)
 COLE REAL ESTATE INCOME STRATEGY
(DAILY NAV), INC.
(Exact name of registrant as specified in its charter)

Maryland	27-3147801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2325 East Camelback Road, Suite 1100 Phoenix, Arizona 85016 (Address of principal executive offices; zip code)	(602) 778-8700 (Registrant’s telephone number, including area code)
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There is no established market for the registrant’s shares of common stock. There were approximately 1.9 million shares of common stock held by non-affiliates as of June 30, 2013, for an aggregate market value of $32.0 million, based upon a net asset value per share of $16.56 as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter.
As of March 25, 2014, there were approximately 4.6 million shares of Wrap Class common stock, approximately 55,000 shares of Advisor Class common stock and approximately 131,000 shares of Institutional Class common stock, par value $0.01 each, of Cole Real Estate Income Strategy (Daily NAV), Inc. outstanding.
Documents Incorporated by Reference:
The Registrant incorporates by reference portions of the Cole Real Estate Income Strategy (Daily NAV), Inc. definitive proxy statement to be filed with the SEC with respect to the Registrant’s 2014 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K of Cole Real Estate Income Strategy (Daily NAV), Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words.
Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:
•our ability to effectively deploy the proceeds raised in our public offering;
•changes in economic conditions generally and the real estate and securities markets specifically;

•	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts (“REITs”));

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
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission (the “SEC”). We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Annual Report on Form 10-K. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in “Item 1A — Risk Factors” of this Annual Report on Form 10-K.

PART I
ITEM 1.    BUSINESS
Formation
Cole Real Estate Income Strategy (Daily NAV), Inc. (the “Company,” “we,” “our” or “us”) is a Maryland corporation that was formed on July 27, 2010, our date of inception, which has elected to be taxed, and currently qualifies, as a REIT for federal income tax purposes. We were organized to primarily acquire and operate a diversified portfolio of necessity retail, office and industrial properties that are anchored by creditworthy tenants under long-term net leases, and are strategically located throughout the United States and U.S. protectorates. As of December 31, 2013, we owned 32 commercial properties located in 19 states, comprising 720,000 rentable square feet of commercial space including square feet of buildings which are on land subject to ground leases. As of December 31, 2013, these properties were 99.8% leased.
Substantially all of our business is conducted through our operating partnership, Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP, a Delaware limited partnership (“Cole OP”). We are the sole general partner of and own, directly or indirectly, 100% of the partnership interest in Cole OP. We are externally managed by Cole Real Estate Income Strategy (Daily NAV) Advisors, LLC (“Cole Advisors”), which is indirectly owned by American Realty Capital Properties, Inc. (“ARCP”). Cole Advisors was, prior to the ARCP Merger (as defined below), indirectly owned by Cole Real Estate Investments, Inc. (“Cole”, formerly known as “Cole Credit Property Trust III, Inc.”) as a result of Cole acquiring Cole Holdings Corporation (“CHC”) on April 5, 2013 pursuant to a transaction whereby CHC merged with and into CREInvestments, LLC (“CREI”), a wholly-owned subsidiary of Cole. On February 7, 2014, ARCP acquired Cole pursuant to a transaction whereby Cole merged with and into Clark Acquisition, LLC, a wholly owned subsidiary of ARCP (“Merger Sub”), with Merger Sub surviving as a wholly owned subsidiary of ARCP (the “ARCP Merger”). ARCP is a self-managed publicly traded Maryland corporation listed on The NASDAQ Global Select Market, focused on acquiring and owning single tenant freestanding commercial properties subject to net leases with high credit quality tenants. As a result of the ARCP Merger, ARCP indirectly owns and/or controls our external advisor, Cole Advisors, our dealer manager, Cole Capital Corporation (“CCC”), our property manager, CREI Advisors, LLC (“CREI Advisors”), and our sponsor, Cole Capital™ (“Cole Capital”), and such entities are expected to continue to serve in their respective capacities to the Company, as discussed in Note 16 to the consolidated financial statements in this Annual Report on Form 10-K.
Our sponsor, Cole Capital, is a group of affiliated entities, including our advisor, that has sponsored various real estate investment programs. Cole Advisors acts as our advisor pursuant to an advisory agreement with us, and is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf. Our charter provides that our independent directors are responsible for reviewing the performance of our advisor and determining whether the compensation paid to our advisor and its affiliates is reasonable. The advisory agreement with Cole Advisors is for a one-year term and is reconsidered on an annual basis by our board of directors. We have no paid employees and rely upon our advisor and its affiliates to provide substantially all of our day-to-day management.
On December 6, 2011, pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended (Registration No. 333-169535) (the “Initial Registration Statement”), we commenced our initial public offering on a “best efforts” basis for a maximum of $4.0 billion in shares of our common stock. On August 26, 2013, pursuant to a registration statement filed on Form S-11 (Registration No. 333-186656) (the “Multi-Class Registration Statement”) under the Securities Act, we designated the existing shares of our common stock that were sold prior to such date to be Wrap Class shares (“W Shares”) of common stock and registered two new classes of our common stock, Advisor Class shares (“A Shares”) and Institutional Class shares (“I Shares”). Pursuant to the Multi-Class Registration Statement, we are offering up to $4.0 billion in shares of common stock of the three classes (the “Offering”), consisting of $3.5 billion in shares in our primary offering (the “Primary Offering”) and $500 million in shares pursuant to a distribution reinvestment plan (the “DRIP”). We are offering to sell any combination of W Shares, A Shares and I Shares with a dollar value up to the maximum offering amount.
The initial offering price per share for shares of our W Shares was $15.00, an amount that was arbitrarily determined by our board of directors. On December 6, 2011, Cole Holdings Corporation (“CHC”), an affiliate of our sponsor, deposited $10.0 million for the purchase of shares of common stock at a purchase price of $15.00 per share. As a result, we satisfied the conditions of our escrow agreement and on December 7, 2011, we broke escrow and accepted the investor’s subscription for shares of our common stock in the offering under the Initial Registration Statement. Subsequently, the per share purchase price of each class of our common stock varies from day-to-day, and on any given business day is equal to our net asset value (“NAV”) for such class divided by the number of shares of our common stock outstanding for that class as of the end of business on such day (“NAV per share” plus, for A Shares sold in the Primary Offering, applicable selling commissions).

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
Investment Objectives and Policies
Our investment strategy is to invest primarily in a diversified portfolio of (1) necessity commercial properties in the retail, office and industrial sectors that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States and U.S. protectorates, (2) notes receivable secured by commercial real estate, including the origination of loans, and (3) U.S. government securities, agency securities and corporate debt and other investments for which there is reasonable liquidity. Our investment in commercial properties is limited to the retail, office and industrial sectors that meet our investment criteria. The actual percentage of our portfolio that is invested in retail, office and industrial property categories may fluctuate due to market conditions and investment opportunities. We expect to maintain a level of liquid assets (cash, cash equivalents, other short-term investments, U.S. government securities, agency securities, corporate debt, liquid real estate-related, equity or debt securities and other investments for which there is reasonable liquidity) as a source of funds to meet redemption requests. Our primary investment objectives are:

•	to acquire quality commercial real estate properties, net leased under long-term leases to creditworthy tenants, which provide current operating cash flow;

•	to maintain a level of liquid assets as a source of funds to meet redemption requests;

•	to provide reasonably stable, current income for investors through the payment of distributions; and

•	to provide the opportunity to participate in capital appreciation in the value of our investments.
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
For over three decades, our sponsor, Cole Capital, has developed and utilized this investment approach in acquiring and managing core commercial real estate assets primarily in the retail sector but also in the office and industrial sectors. We believe that our sponsor’s experience in assembling real estate portfolios, which principally focus on national and regional creditworthy tenants subject to long-term leases, will provide us with a competitive advantage. In addition, our sponsor has built a business of approximately 400 employees who are experienced in the various aspects of acquiring, financing and managing commercial real estate, and we believe that our access to these resources provides us with a competitive advantage.
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
Real Estate Underwriting Process
In evaluating potential property acquisitions consistent with our investment objectives, our advisor will apply its well-established underwriting process to determine the creditworthiness of potential tenants. Similarly, our advisor will apply its credit underwriting criteria to possible new tenants when we are re-leasing properties in our portfolio. Our advisor’s underwriting process includes analyzing the financial data and other available information about the tenant, such as income statements, balance sheets, net worth, cash flow, business plans, data provided by industry credit rating services, and/or other information our advisor may deem relevant. Generally, these tenants must have a proven track record in order to meet the credit tests applied by our advisor. In addition, we may obtain guarantees of leases by the corporate parent of the tenant, in which case our advisor will analyze the creditworthiness of the guarantor. In many instances, especially in sale-leaseback situations where we are acquiring a property from a company and simultaneously leasing it back to the company under a long-term lease, we will meet with the senior management to discuss the company’s business plan and strategy.
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
We may purchase properties and lease them back to the sellers of such properties. While we intend to use our best efforts to structure any such sale-leaseback transaction (as well as other leases) so that the lease will be characterized as a “true lease” and so that we are treated as the owner of the property for federal income tax purposes, the Internal Revenue Service (“IRS”) could challenge this characterization. In the event that any sale-leaseback transaction (or other leases) is re-characterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed and in certain circumstances we could lose our REIT status. See “Item 1A — Risk Factors — Qualification as a REIT.”

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
Our advisor procures and reviews an independent valuation estimate on each and every proposed investment. In addition, our advisor, to the extent such information is available, considers the following:

•	tenant rolls and tenant creditworthiness;

•	a property condition report;

•	unit level store performance;

•	property location, visibility and access;

•	age of the property, physical condition and curb appeal;

•	neighboring property uses;

•	local market conditions including vacancy rates;

•	area demographics, including trade area population and average household income; and

•	neighborhood growth patterns and economic conditions.
Our advisor also reviews the terms of each existing lease by considering various factors, including:

•	rent escalations;

•	remaining lease term;

•	renewal option terms;

•	tenant purchase options;

•	termination options;

•	scope of the landlord’s maintenance, repair and replacement requirements;

•	projected net cash flow yield; and

•	projected internal rates of return.
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
In purchasing, leasing and developing properties, we will be subject to risks generally incident to the ownership of real estate. See “Item 1A — Risk Factors — Risks Related to Investments in Real Estate.”
Ownership Structure
Our investment in real estate generally takes the form of holding fee title or a long-term leasehold estate. We have acquired and expect to continue to acquire such interests either directly through our operating partnership or indirectly through limited liability companies, limited partnerships or other entities owned and/or controlled by our operating partnership. We have acquired, and may continue to acquire, properties by acquiring the entity that holds the desired properties. We also may acquire properties through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with third parties, including the developers of the properties or affiliates of our advisor. See the “— Joint Venture Investments” section below.
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
Our advisor’s officers and key persons may have conflicts of interest in determining which real estate program sponsored by Cole Capital should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our advisor’s officers and key persons may face a conflict in structuring the terms of the relationship between our interests and the interests of the co-venturer and in managing the joint venture. Since some or all of our advisor’s officers and key persons will also advise the co-venturer, agreements and transactions between us and ARCP or any other real estate program sponsored by Cole Capital co-venturer will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our investment in the joint venture.
We may enter into joint ventures with other real estate programs sponsored by Cole Capital, or with our sponsor, our advisor, one or more of our directors, or any of their respective affiliates, only if a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and on substantially the same terms and conditions as those received by unaffiliated joint venturers, and the cost of our investment must be supported by a current appraisal of the asset.
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
Other Investments
Although it is our expectation that our portfolio will consist primarily of commercial real estate, as well as notes receivable, liquid assets and cash and cash equivalents, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a high quality investment because it does not precisely fit our presently expected portfolio composition. Thus, to the extent that our advisor presents us with high quality investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code of 1986, as amended (the “Code”), and that result in an overall real estate portfolio that is consistent with our investment objectives, our portfolio composition may vary from time to time.
Borrowing Policies
Our advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to investors and providing us with added liquidity. By operating on a leveraged basis, we have more funds available for investment in properties. This allows us to make more investments than would otherwise be possible, resulting in a more diversified portfolio.
At the same time, our advisor believes in utilizing leverage in a moderate fashion. Under our charter we may not make or invest in mortgage loans, including construction loans, on any one property if the aggregate amount of all mortgage loans on such property would exceed an amount equal to 85% of the appraised value of such property unless substantial justification exists for exceeding such limit because of the presence of other underwriting criteria. Additionally, our charter limits our aggregate borrowings to 75% of the greater of cost (or 300% of net assets) (before deducting depreciation or other non-cash reserves) or market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Consistent with our advisor’s approach toward the moderate use of leverage, our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or market value of our gross assets, unless such borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. During the initial period of the Offering, our board of directors, including a majority of our independent directors has approved exceeding this limit because we are in the process of raising our equity capital to acquire our portfolio. After we have acquired a substantial portfolio, our advisor will target a leverage of 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets.
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
Our sponsor, our advisor, any of our directors and any of their respective affiliates will not make loans to us, except that we may borrow funds from affiliates of our advisor, including our sponsor, as bridge financing to enable us to acquire a property when offering proceeds alone are insufficient to do so and third party financing has not been arranged. Any and all such transactions must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transactions as being fair, competitive and commercially reasonable and on terms and conditions no less favorable to us than those available from unaffiliated third parties.
In an effort to have adequate cash available to support our redemption plan, our advisor may determine to reserve borrowing capacity under our line of credit. Our advisor could then elect to borrow against this line of credit in its discretion in order to fund redemption requests.
Disposition Policies
We intend to hold each property we acquire for an extended period, generally in excess of five years for retail properties and seven years for office and industrial properties. Holding periods for other real estate-related investments may vary. Regardless of intended holding periods, circumstances might arise that could cause us to determine to sell an asset before the end of the expected holding period if we believe the sale of the asset would be in the best interests of our stockholders. The determination of whether a particular asset should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing and projected economic conditions, current tenant rolls and tenant creditworthiness, whether, depending on the assets tax attributes, we could apply the proceeds from the sale of the asset to make other investments, whether disposition of the asset would increase cash flow, and whether the sale of the asset would be a prohibited transaction under the Code or otherwise impact our status as a REIT. The selling price of a property that is net leased will be determined in large part by the amount of rent payable under the lease. If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale.
Conflicts of Interest
We are subject to various conflicts of interest arising out of our relationship with our advisor and its affiliates, including conflicts related to the arrangements pursuant to which we compensate our advisor and its affiliates. While our independent directors act on our behalf, our agreements and compensation arrangements with our advisor and its affiliates may be impacted by the fact that our stockholders invested with the understanding and expectation that an affiliate of Cole Capital would act as our advisor.
Our officers and affiliates of our advisor will try to balance our interests with the interests of ARCP and other real estate programs sponsored by Cole Capital to whom they owe duties. However, to the extent that these persons take actions that are more favorable to other entities than to us, these actions could have a negative impact on our financial performance and, consequently, on distributions to you and the value of your investment. In addition, our directors, officers and certain of our stockholders may engage for their own account in business activities of the types conducted or to be conducted by our subsidiaries and us.
Our independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise, and are aided by independent counsel for the independent directors. Furthermore, all of our directors have a fiduciary obligation to act on behalf of our stockholders.
Due to the ARCP Merger, we are now subject to conflicts of interest arising out of our relationship with Mr. Schorsch, our chairman of the board of directors, chief executive officer and president, who has a significant financial interest in the American Realty Capital group of companies, which sponsors REITs, some of which have investment objectives, targeted assets, and legal and financial obligations similar to ours. Mr. Schorsch also serves as the chairman and chief executive officer of ARCP, which also has investment objectives, targeted assets, and legal and financial obligations similar to ours. Mr. Schorsch also serves as the executive chairman of the board of directors of RCS Capital Corporation and in various executive and/or board positions with entities that are part of the American Realty Capital group of companies. RCS Capital Corporation is a public holding company that operates a broker-dealer that serves as the dealer manager for other REITs, some of which have investment objectives, targeted assets, and legal and financial obligations similar to ours, including REITs sponsored by the American Realty Capital group of companies.
Interests in Other Real Estate Programs and Other Concurrent Offerings
Affiliates of our advisor act as an advisor to, and/or our executive officers and at least one of our directors act as officers and/or directors of, ARCP, as well as Cole Credit Property Trust, Inc. (“CCPT”), Cole Credit Property Trust IV, Inc. (“CCPT IV”), Cole Credit Property Trust V, Inc. (“CCPT V”), Cole Corporate Income Trust, Inc. (“CCIT”) and/or Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”), all of which are REITs offered, distributed and/or managed by affiliates of our advisor. In addition, all of these REITs employ our sponsor’s investment strategy, which primarily focuses on single tenant corporate and retail properties subject to long term net leases to creditworthy tenants. ARCP, CCPT, CCPT IV, and CCPT V focus primarily on the retail sector, while CCIT and CCIT II focus primarily on the industrial and corporate office sector. Nevertheless, the common investment strategy used by each REIT would permit them to purchase certain properties that may also be suitable for our portfolio. Formerly, Cole Credit Property Trust II, Inc. (“CCPT II”) was affiliated with our advisor; however, on January 22, 2013, CCPT II entered into an agreement and plan of merger with Spirit Realty Capital, Inc., a publicly listed REIT. The merger was completed on July 17, 2013. In addition, affiliates of Cole Advisors acted as an advisor to Cole; however, on February 7, 2014, the ARCP Merger was completed pursuant to a transaction whereby Cole merged with and into Merger Sub with Merger Sub surviving as a wholly-owned subsidiary of ARCP.
CCPT is no longer offering shares for investment as of the date of this Annual Report on Form 10-K, and is not currently pursuing the acquisition of additional properties. On March 17, 2014, CCPT entered into an agreement and plan of merger (the “CCPT Merger Agreement”) among CCPT, ARCP, and Desert Acquisition, Inc., a Delaware corporation and direct wholly owned subsidiary of ARCP (“Desert Merger Sub”), pursuant to which, among other things, Desert Merger Sub will commence a cash tender offer (the “Offer”) to purchase all of the outstanding shares of CCPT’s common stock at a price of $7.25 per share in cash, without interest, subject to applicable tax withholding. Following the expiration of the Offer, and subject to the satisfaction or waiver of the conditions set forth in the CCPT Merger Agreement and, if necessary, exercise of the top-up option provided for in the CCPT Merger Agreement, CCPT will merge with and into Desert Merger Sub, with Desert Merger Sub surviving as a direct wholly owned subsidiary of ARCP.
CCPT IV and CCIT are no longer offering shares for investment to the public as of the date of this Annual Report on Form 10-K. CCIT II’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on September 17, 2013. CCPT V’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on March 17, 2014.
ARCP, CCPT IV and CCPT V are active investors in real estate and real estate-related investments, and the investment objectives and strategies of ARCP, CCPT IV and CCPT V overlap with our investment objective and strategy, thereby increasing the likelihood of potential acquisitions being appropriate for ARCP, CCPT IV and CCPT V and for us. CCIT and CCIT II are also active investors in real estate and real estate-related investments, and, although CCIT and CCIT II focus primarily on the office and industrial sector, and we anticipate that many investments that will be appropriate for investment by us also will be appropriate for investment by CCIT and CCIT II.
Affiliates of our advisor and entities owned or managed by such affiliates also may acquire or develop real estate for their own accounts, and have done so in the past. Furthermore, affiliates of our advisor and entities owned or managed by such affiliates intend to form additional real estate investment entities in the future, whether public or private, which can be expected to have investment objectives and policies similar to ours. Our advisor and its affiliates are not obligated to present to us any particular investment opportunity that comes to their attention, even if such opportunity is of a character that might be suitable for investment by us. Our advisor and its affiliates, as well as our officers and our affiliated directors, likely will experience conflicts of interest as they simultaneously perform services for us and other real estate programs sponsored by Cole Capital.
ARCP and any real estate program sponsored by Cole Capital, whether or not currently existing, could compete with us in the sale or operation of our assets. We will seek to achieve any operating efficiencies or similar savings that may result from affiliated management of competitive assets. However, to the extent such programs own or acquire property that is adjacent, or in close proximity, to a property we own, our property may compete with another programs property for tenants or purchasers.
Every transaction that we enter into with our advisor or its affiliates is subject to an inherent conflict of interest. Our board of directors may encounter conflicts of interest in enforcing our rights against our advisor or its affiliates in the event of a default by or disagreement with any of them or in invoking powers, rights or options pursuant to any agreement between us and our advisor, any of its affiliates, ARCP or another real estate program sponsored by Cole Capital.
Other Activities of Cole Advisors and Its Affiliates
We rely on our advisor for the day-to-day operation of our business. As a result of the interests of members of its management in ARCP and other real estate programs sponsored by Cole Capital and the fact that they also are engaged, and will continue to engage, in other business activities, our advisor and its officers, key persons and respective affiliates may have conflicts of interest in allocating their time between us, ARCP and other real estate programs sponsored by Cole Capital and other activities in which they are involved. However, our advisor believes that it and its affiliates have sufficient personnel to discharge fully their responsibilities to ARCP and all of the real estate programs sponsored by Cole Capital and other ventures in which they are involved.
In addition, each of our executive officers also serves as an officer and/or director of our advisor, our dealer manager and/or other affiliated entities. As a result, each of our executive officers owes fiduciary duties to these other entities, as applicable, which may conflict with the fiduciary duties that he owes to us and our stockholders. If these individuals were to act or fail to act in a manner that was detrimental to our business, or favor one entity over another, they could be subject to liability for breach of their fiduciary duty to us and our stockholders.
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
Competition in Acquiring, Leasing and Reselling of Properties
There is a risk that a potential investment would be suitable for ARCP and one or more real estate programs sponsored by Cole Capital, in which case the officers of our advisor will have a conflict of interest allocating the investment opportunity to us, ARCP or another program. There is a risk that our advisor will choose a property that provides lower returns to us than a property purchased by ARCP or another real estate program sponsored by Cole Capital. However, in such event, our advisor, with oversight by our board of directors, will determine which program will be first presented with the opportunity. See “— Certain Conflict Resolution Procedures” for details of the factors used to make that determination. Additionally, our advisor may cause a prospective tenant to enter into a lease for property owned by ARCP or another real estate program sponsored by Cole Capital. In the event that these conflicts arise, our best interests may not be met when persons acting on our behalf and on behalf of ARCP or other real estate programs sponsored by Cole Capital decide whether to allocate any particular property to us, ARCP or to another real estate program sponsored by Cole Capital.
Conflicts of interest will exist to the extent that we may acquire, or seek to acquire, properties in the same geographic areas where properties owned by ARCP or other real estate programs sponsored by Cole Capital are located. In such a case, a conflict could arise in the acquisition or leasing of properties in the event that we, ARCP and/or another real estate program sponsored by Cole Capital were to compete for the same properties or tenants, or a conflict could arise in connection with the resale of properties in the event that we, ARCP and/or another real estate program sponsored by Cole Capital were to attempt to sell similar properties at the same time including, in particular, in the event another real estate program sponsored by Cole Capital liquidates at approximately the same time as us. Conflicts of interest may also exist at such time as we or affiliates of our advisor managing property on our behalf seek to employ developers, contractors or building managers, as well as under other circumstances. Our advisor will seek to reduce conflicts relating to the employment of developers, contractors or building managers by making prospective employees aware of all such properties seeking to employ such persons. In addition, our advisor will seek to reduce conflicts that may arise with respect to properties available for sale or rent by making prospective purchasers or tenants aware of all such properties. However, these conflicts cannot be fully avoided in that there may be established differing compensation arrangements for employees at different properties or differing terms for re-sales or leasing of the various properties.
ARCP or any other real estate program sponsored by Cole Capital, whether or not currently existing, might also compete with us in the sale of our assets. Our advisor and its affiliates will face conflicts of interest in determining which properties from which portfolios might be appropriate for sale to different potential purchasers.
Dealer Manager
Since CCC, our dealer manager, is an affiliate of our advisor, we will not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with the offering of securities. Accordingly, investors will have to rely on their own financial intermediary to make an independent review of the terms of the Offering. If an investor’s financial intermediary conducts an independent review of the Offering, and/or engages an independent due diligence reviewer to do so on its behalf, we expect that we will pay or reimburse the expenses associated with such review, which may create conflicts of interest. If an investor’s financial intermediary does not conduct such a review, the investor will not have the benefit of an independent review of the terms of the Offering.
In addition, the sale of our shares of common stock in the Offering will result in distribution fees and dealer manager fees to CCC, our dealer manager and an affiliate of our advisor. Further, our dealer manager may have a compensation program for its registered employees who market and sell this investment to participating broker-dealers that may be different from the compensation program it has for the marketing and sale of investment in other real estate programs sponsored by Cole Capital. Different compensation programs may result in CCC’s registered employees receiving different compensation for the marketing and sale of our investment than for the marketing and sale of other programs. Such a compensation program may create a conflict of interest by motivating our dealer manager’s registered employees to promote one investment over another investment sponsored by Cole Capital.
Property Manager
Our properties are, and we anticipate that substantially all properties we acquire in the future will be, managed and leased by our property manager, CREI Advisors, an affiliate of our advisor, pursuant to property management and leasing agreements with our subsidiaries that hold title to our properties. We expect CREI Advisors to also serve as property manager for properties owned by other real estate programs sponsored by Cole Capital, some of which may be in competition with our properties.
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
Employees
We have no direct employees. The employees of Cole Advisors and its affiliates provide services to us related to acquisition and disposition, property management, asset management, financing, accounting, investor relations and administration. The employees of CCC, our dealer manager, provide wholesale brokerage services.We are dependent on our advisor and its affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that these companies were unable to provide these services to us, we would be required to obtain such services from other sources.
Cole Advisors has waived its right to receive operating expense reimbursements for the years ended December 31, 2013 and 2012. However, when these reimbursements are no longer waived, we will reimburse Cole Advisors and its affiliates for expenses incurred in connection with its provision of administrative, acquisition, property management, asset management, financing, accounting and investor relation services, including personnel costs, subject to certain limitations.
Insurance
See sections captioned “Acquisition and Investment Policies — Description of Leases” and “— Environmental Matters.”

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
Concentration of Credit Risk
As of December 31, 2013, we had cash on deposit at two financial institutions, in one of which we had deposits in excess of federally insured levels totaling $5.1 million; however, we have not experienced any losses in such accounts. We limit significant cash deposits to accounts held by financial institutions with high credit standing; therefore, we believe we are not exposed to any significant credit risk on our cash deposits.
As of December 31, 2013, no single tenant accounted for greater than 10% of our 2013 gross annualized rental revenues. Tenants in the home and garden, grocery and drugstore industries accounted for 17%, 16% and 16%, respectively, of our 2013 gross annualized rental revenues. Additionally, we have certain geographic concentrations in our property holdings. In particular, as of December 31, 2013, three of our properties were located in Michigan and three of our properties were located in Texas, accounting for 16% and 14%, respectively, of our 2013 gross annualized rental revenues.
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
From time to time, we may acquire properties, or interests in properties, with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are quantifiable and that the acquisition will yield a superior risk-adjusted return. In such an instance, we will underwrite the costs of environmental investigation, clean-up and monitoring into the cost. Further, in connection with property dispositions, we may agree to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties. See Note 9 to our consolidated financial statements in this Annual Report on Form 10-K.
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
Risks Related to an Investment in Cole Real Estate Income Strategy (Daily NAV), Inc.
We have a limited prior operating history, as we commenced principal operations on December 7, 2011, and there is no assurance that we will achieve our investment objectives. Further, this is a “blind pool,” as we have acquired 32 real estate properties and have not identified all of the specific properties that we may purchase with future offering proceeds. For this and other reasons, an investment in our shares is speculative.
We have a limited operating history. As of the date of this Annual Report on Form 10-K, we have acquired 32 real estate properties. Since we own a limited number of properties, and have not identified all of the specific properties that we may purchase with future offering proceeds, this is a “blind pool.” You will not be able to evaluate the economic merit of our additional investments until after these investments have been made. As a result, an investment in our shares is speculative.
A stockholder should consider an investment in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful in this market, we and our advisor must, among other things:

•	identify and acquire investments that further our investment objectives;

•	increase awareness of the Cole Real Estate Income Strategy (Daily NAV), Inc. name within the investment products market;

•	expand and maintain our network of licensed broker-dealers and others who sell shares on our behalf and other agents;

•	rely on our advisor and its affiliates to attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted real estate and other investments as well as for potential investors;

•	rely on our advisor and its affiliates to continue to build and expand our operations structure to support our business; and

•	rely on our advisor, who relies on its sub-advisor, and its affiliates and our board of directors to be continuously aware of, and interpret, marketing trends and conditions.
We may not succeed in achieving these goals, and our failure to do so could cause our stockholders to lose a significant portion of their investment.

The purchase and redemption of our shares is based on our NAV per share for each class, and the daily determination of our NAV per share is based upon subjective judgments, assumptions and opinions about future events, that may or may not turn out to be correct. As a result, our daily NAV per share may not reflect the precise amount that might be paid to investors for their shares in a market transaction.
The purchase and redemption price for shares of our common stock is based on our NAV per share for each class each business day, which requires an estimate of the value of our assets and liabilities – consisting principally of illiquid commercial real estate and illiquid commercial real estate mortgages. Although quarterly valuations of each of our commercial real estate assets, related liabilities and notes receivable secured by real estate are performed by our independent valuation expert, our advisor also monitors our commercial real estate investments for events that may be expected to have a material impact on the most recent estimated values provided by our independent valuation expert. The valuation methodologies used to estimate the value of our commercial real estate assets, related liabilities and notes receivable secured by real estate involve subjective judgments, assumptions and opinions about future events, which may or may not turn out to be correct. Any resulting potential disparity in our NAV per share may be in favor of either stockholders who redeem their shares, or stockholders who buy new shares, or existing stockholders.
It may be difficult to reflect, fully and accurately, material events that may impact our daily NAV between quarterly valuations.
Since our independent fund accountant’s determination of our daily NAV per share for each class is based in part on quarterly estimates of the values of each of our commercial real estate assets, related liabilities and notes receivable secured by real estate provided periodically by the independent valuation expert in individual appraisal reports in accordance with valuation guidelines approved by our board of directors, our published NAV per share on any given day may not fully reflect any or all changes in value that may have occurred since the most recent quarterly valuation. Our advisor reviews appraisal reports and monitors our commercial real estate and notes receivable assets and liabilities, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our commercial real estate assets, notes receivable secured by real estate or related real estate liabilities between periodic valuations, or to obtain quickly complete information regarding any such events. For example, an unexpected termination or renewal of a material lease, a material change in vacancies or an unanticipated structural or environmental event at a property may cause the value of a commercial real estate asset to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and/or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor of either stockholders who redeem their shares, or stockholders who buy new shares, or existing stockholders.
NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.
The method for calculating our NAV, including the components that are used in calculating our NAV, is not prescribed by rules of the SEC or any state securities regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish NAV solely for purposes of establishing the daily price at which we will sell and redeem classes of shares of our common stock, and investors should not view our NAV as a measure of our historical or future financial condition or performance. The components and methodology that are used by our independent fund accountant in calculating our NAV may differ from those used by other companies now or in the future.
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
There is no current public market for shares of our common stock, we do not expect that a public market will ever develop and our charter does not require a liquidity event at a fixed time in the future. Therefore, redemption of shares by us will likely be the only way for our stockholders to dispose of their shares. While we designed our redemption plan to allow stockholders to request redemptions, on a daily basis, of all or any portion of their shares, our ability to fulfill redemption requests is subject to a number of limitations. Most significantly, the vast majority of our assets consist, and will consist in the future, of commercial real estate properties, which cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Further, the redemption program is subject to quarterly redemption limits and to protect our operations, our status as a REIT, and our non-redeeming stockholders, our board of directors may modify or suspend our redemption program or limit stockholder redemptions. Additionally, subject to limited exceptions, shares of our common stock redeemed within 365 days of the date of purchase may be subject to a short-term trading fee of 2% of the aggregate NAV per share of such shares redeemed. As a result, our stockholders’ ability to have their shares redeemed by us may be limited, and our shares should be considered a potentially long-term investment with limited liquidity.
Our board of directors may modify or suspend our redemption plan, which may limit your ability to redeem your shares.
Our board of directors, including a majority of independent directors, may modify or suspend our redemption plan in its discretion if it believes that such action is in the interests of our stockholders. For instance, our board of directors may modify or suspend our redemption plan to prevent an undue burden on our liquidity or to preserve our status as a REIT. As a result, you may not always be able to redeem your shares and an investment in our shares should be considered a potentially long-term investment with limited liquidity.
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
To the extent that cash flow from operations is insufficient to fund all requests for redemptions, we may fund all or some of the redemptions from borrowings by the REIT, proceeds from offerings of our securities or proceeds from the sale of assets, and we have no limits on the amounts we may pay from such other sources. The payment of redemptions from sources other than cash flow from operations may reduce the amount of capital we have available to invest in real estate, negatively impact the value of an investment in our securities and reduce overall return. We expect that, especially during the early stages of our development, as well as from time to time thereafter, we may fund redemptions from sources other than cash flow from operations.
This is our sponsor’s and advisor’s first real estate program structured as a “perpetual-life” REIT.
This is our sponsor’s first program structured as a “perpetual-life” REIT, or an investment vehicle of indefinite duration focused principally on acquiring a portfolio of real estate that has no target date for sale of the portfolio or other liquidity event. While the officers and other key personnel of our advisor and its affiliates have significant experience acquiring and managing real estate for defined life non-exchange traded REITs, and, to a more limited extent, listed REITs of indefinite duration, this is our sponsor’s first program structured as a non-exchange traded REIT with an indefinite life. Acquiring and managing a portfolio of commercial real estate that has no target liquidation event may present challenges that are different than acquiring and managing a portfolio of real estate that is expected to be owned for a limited and specified investment period. For this and other reasons, the prior performance of other REITs sponsored by Cole Capital may not be indicative of our future results.

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
To qualify for taxation as a REIT, we will be required to distribute annually to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding certain non-cash items and net capital gains. To the extent we satisfy the 90% distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified under the Code.
In addition, dividends that we pay to our stockholders will generally be taxable to our stockholders as ordinary income. However, a portion of our distributions may be designated by us as long-term capital gains to the extent that they are attributable to capital gain income recognized by us or may constitute a return of capital to the extent that they exceed our current and accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital distribution is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our common stock, until the distribution exceeds the stockholder’s basis. Distributions in excess of our earnings and a stockholder’s tax basis in our shares will be treated as gain from the sale of shares.
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

We are conducting a “best efforts” offering. If we are not able to raise a substantial amount of capital in the near term, we may have difficulties investing in properties and our ability to achieve our investment objectives, including diversification of our portfolio by property type and location, could be adversely affected.
The Offering is being made on a “best efforts” basis, which means that the dealer manager and the broker-dealers participating in the offering are only required to use their best efforts to sell the shares and have no firm commitment or obligation to purchase any of the shares. As a result, we may not be able to raise a substantial amount of capital in the near term. If we are not able to accomplish this goal, we may have difficulty in identifying and purchasing suitable properties on attractive terms in order to meet our investment objectives. Therefore, there could be a delay between the time we receive net proceeds from the sale of shares of our common stock in the offering and the time we invest the net proceeds. This could cause a substantial delay in the time it takes for an investor’s investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to our stockholders. If we fail to timely invest the net proceeds of the offering, our ability to achieve our investment objectives, including diversification of our portfolio by property type and location, could be adversely affected. Failure to raise substantial capital also could hamper our ability to comply with REIT prohibitions on concentrations of ownership. In addition, subject to our investment policies, we are not limited in the number or size of our investments or the percentage of net proceeds that we may dedicate to a single investment. If we use all or substantially all of the proceeds from the offering to acquire one or a few investments, the likelihood of our profitability being affected by the performance of any one of our investments will increase, and an investment in our shares will be subject to greater risk.
If we raise substantially less than the maximum offering amount, we may not be able to construct a diverse portfolio of real estate and real estate-related investments, and the value of an investment in our stock may fluctuate more widely with the performance of specific investments.
We are dependent upon the proceeds to be received from the Offering to conduct our proposed investment activities. The Offering is being made on a “best efforts” basis, whereby our dealer manager and the broker/dealers that participate in the Offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. As a result, we do not know the amount of proceeds that will be raised in the Offering or that we will achieve sales of the maximum offering amount. If we raise substantially less than the maximum offering amount, we may not be able to invest in a diverse portfolio in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. An investment in shares of our common stock would be subject to greater risk to the extent that we lack a diversified portfolio of investments. In addition, our fixed operating expenses, as a percentage of gross income, would be higher, and our financial condition and ability to pay distributions could be adversely affected if we are unable to raise substantial funds in the Offering.
We have experienced losses in the past, and we may experience additional losses in the future.
Historically, we have experienced net losses (calculated in accordance with GAAP) and we may not be profitable or realize growth in the value of our investments. Many of our losses can be attributed to start-up costs, general and administrative expenses, depreciation and amortization, as well as acquisition expenses incurred in connection with purchasing properties or making other investments. For a further discussion of our operational history and the factors affecting our losses, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K and our accompanying consolidated financial statements and notes thereto.
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

•
the risk that a default by any co-owner would constitute a default under the applicable mortgage loan financing documents that could result in a foreclosure and the loss of all or a substantial portion of the investment made by the co-owner;

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
Risks Related to Our Relationship with Our Advisor and Its Affiliates and Certain Conflicts of Interest
We are subject to conflicts of interest arising out of our relationships with our advisor and its affiliates, including the material conflicts discussed below. The “Conflicts of Interest” section of Part I, Item 1 of this Annual Report on Form 10-K provides a more detailed discussion of the conflicts of interest between us and our advisor and its affiliates, and our policies to reduce or eliminate certain potential conflicts.
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

•
the advisor’s role in estimating accruals of expenses for our independent fund accountant’s calculation of our daily NAV, as the fees of our advisor and its affiliates are based on our NAV, however, any intentionally inaccurate estimation of our daily net operating revenues, expenses and fees by our advisor could constitute a breach of its fiduciary duty to us and our stockholders, and may subject our advisor to significant liability; and

•
the amount of fees paid to our advisor and its affiliates. While the fees must be approved on an annual basis by our independent directors, the approval process may be constrained, to some extent, because the independent directors are likely to consider, among other factors, our stockholders’ expectation that affiliates of ARCP and other REITs sponsored by Cole Capital will serve in management roles at our advisor and our dealer manager.

Our advisor is responsible for estimating amounts of certain liabilities that will affect the calculation of our NAV.
Our advisor is responsible for estimating the amounts of certain liabilities that are used by our independent fund accountant to determine our daily NAV per share. These estimated amounts will include estimates of accrued fees and expenses attributable to the Offering, accrued operating fees and expenses and accrued distributions. To the extent that these liabilities are based on estimates, this could lead to conflicts of interest with our advisor because the advisor’s fee is based on a percentage of our NAV, although any intentionally inaccurate estimation of our daily net operating revenues, expenses and fees by the advisor could constitute a breach of its fiduciary duty to us and our stockholders, and may subject the advisor to significant liability.
Our advisor has engaged its sub-advisor to select and manage our liquid investments. Our advisor relies on the performance of its sub-advisor in implementing the liquid investments portion of our investment strategy.
Our advisor has engaged its sub-advisor to select liquid investments pursuant to a sub-advisory agreement between our advisor and its sub-advisor. We do not have a direct contractual relationship with the sub-advisor. The sub-advisor has, and will continue to have substantial discretion, within our investment guidelines, to make decisions related to the acquisition, management and disposition of our liquid assets. If the sub-advisor does not succeed in implementing the liquid investments portion of our investment strategy, our performance will suffer. In addition, even though our advisor has the ability to terminate the sub-advisor at any time, it may be difficult and costly to terminate and replace the sub-advisor.
Payment of fees to our advisor and our dealer manager will reduce the cash available for investment and distribution and will increase the risk that an investor will not be able to recover the amount of their investment in our shares.
Our advisor and our dealer manager perform services for us in connection with the distribution of our shares, the selection and acquisition of our investments, and the management of our assets. We pay our advisor and our dealer manager fees for these services, which will reduce the amount of cash available for investments or distributions to our stockholders. The fees we pay to our advisor and its affiliates decrease the value of our portfolio and increase the risk that stockholders may receive a lower price when they request redemption of their shares than the purchase price they initially paid for their shares.

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
We rely on our advisor to identify and select potential real estate investment opportunities on our behalf. At the same time, our advisor’s affiliates and our advisor’s officers manage ARCP and/or other real estate programs sponsored by Cole Capital that may have investment objectives and investment strategies that are similar to our objectives and strategies. As a result, our advisor could face conflicts of interest in allocating real estate acquisition opportunities as they become available. While ARCP and the other real estate programs sponsored by Cole Capital have allocation procedures in-place, there is a risk that our advisor’s allocation of investment properties may result in our acquiring a property that provides lower returns to us than a property purchased by ARCP or another real estate program sponsored by Cole Capital. In addition, we may acquire properties in geographic areas where ARCP or other real estate programs sponsored by Cole Capital own properties. If ARCP or one of these other real estate programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. Similar conflicts of interest may arise if our advisor recommends that we make or purchase mortgage loans or participations in mortgage loans, since ARCP or another real estate program sponsored by Cole Capital may be competing with us for these investments.
Our officers and our advisor, including its key personnel and officers, face conflicts of interest related to the positions they hold with affiliated and unaffiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to you.
Each of our executive officers, including Mr. Schorsch, who also serves as the chairman of our board of directors, also is an officer and/or director of ARCP, real estate programs sponsored by Cole Capital and/or one or more entities affiliated with our advisor. In addition, Mr. Schorsch has a significant financial interest in the American Realty Capital group of companies, which sponsors non-traded REITs, some of which have investment objectives, targeted assets, and legal and financial obligations similar to ours. Our advisor and its key personnel are also key personnel and partners of other real estate programs that have investment objectives, targeted assets, and legal and financial obligations similar to ours and/or the advisor to such programs, and they may have other business interests as well. As a result, these individuals have fiduciary duties to us and our stockholders, as well as to these other entities and their stockholders, members and limited partners, in addition to business interests in other entities. These fiduciary and other duties to such other entities and persons may create conflicts with the fiduciary duties that they owe to us and our stockholders. There is a risk that their loyalties to these other entities could result in actions or inactions that are adverse to our business and violate their fiduciary duties to us and our stockholders, which could harm the implementation of our investment strategy and our investment and leasing opportunities.
Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) the timing and terms of the investment in or sale of an asset, (4) development of our properties by affiliates, (5) investments with affiliates of our advisor, (6) compensation to our advisor and its affiliates, and (7) our relationship with, and compensation to, our dealer manager. If we do not successfully implement our investment strategy, we may be unable to maintain or increase the value of our assets, and our operating cash flows and ability to pay distributions could be adversely affected. Even if these persons do not violate their fiduciary duties to us and our stockholders, they will have competing demands on their time and resources and may have conflicts of interest in allocating their time and resources between our business and these other entities. Should such persons devote insufficient time or resources to our business, returns on our investments may suffer.
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
Our success depends to a significant degree upon the contributions of certain executive officers and other key personnel of our advisor, each of whom would be difficult to replace. We cannot guarantee that all of these key personnel, or any particular person, will remain affiliated with us, our sponsor and/or our advisor. If any of our key personnel were to cease their affiliation with our advisor, our operating results could suffer. Further, we currently do not separately maintain key person life insurance on Nicholas S. Schorsch or any other person and we may not do so in the future. We believe that our future success depends, in large part, upon our advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that our sponsor or advisor will be successful in attracting and retaining such skilled personnel. If our advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.
Our board of directors will not approve, in advance, the investment decisions made by our advisor.
Our board of directors has approved investment guidelines that delegate to our advisor the authority to execute (1) real estate property acquisitions and dispositions and (2) investments in other real estate-related assets, and to (3) contract with a sub-advisor to purchase and sell liquid assets, liquid real estate-related securities, cash and cash equivalents, in each case so long as such investments are consistent with our investment guidelines. As a result, our advisor has substantial latitude within these broad parameters in determining the types of assets that are proper investments for us. Our directors do not review, in advance, the investment decisions made by our advisor or sub-advisor. Instead, our directors review our investment guidelines on an annual basis and our investment portfolio on a quarterly basis or, in each case, as often as they deem appropriate. In conducting these periodic reviews, our directors rely primarily on information provided to them by our advisor. Furthermore, transactions entered into on our behalf by our advisor may be costly, difficult or impossible to unwind when they are subsequently reviewed by our board of directors.
Our dealer manager may compensate its registered employees who market and sell this investment differently than it compensates them to market and sell other investments sponsored by Cole Capital.
Our dealer manager may have a compensation program for its registered employees who market and sell this investment that may be different from the compensation program it has for the marketing and sale of investments sponsored by Cole Capital. This compensation program may result in CCC’s registered employees receiving more or less compensation for the marketing and sale of this investment than for the marketing and sale of other programs. Such a compensation program may create a conflict of interest, by motivating our dealer manager’s registered employees to promote one investment over another investment sponsored by Cole Capital.
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
Our advisor faces conflicts of interest relating to joint ventures or other co-ownership arrangements that we may enter into with ARCP or other real estate programs sponsored by Cole Capital, which could result in a disproportionate benefit to ARCP or another real estate program sponsored by Cole Capital.
We may enter into joint ventures with ARCP or another real estate program sponsored by Cole Capital for the acquisition, development or improvement of properties as well as the acquisition of real estate-related investments. Officers and key persons of our advisor also are officers and key persons of ARCP and other REITs sponsored by Cole Capital and/or their advisors, the general partners of other real estate programs sponsored by Cole Capital and/or the advisors or fiduciaries of other real estate programs sponsored by Cole Capital. These officers and key persons may face conflicts of interest in determining which real estate program should enter into any particular joint venture or co-ownership arrangement. These persons also may have a conflict in structuring the terms of the relationship between us and any affiliated co-venturer or co-owner, as well as conflicts of interests in managing the joint venture.
In the event we enter into joint venture or other co-ownership arrangements with ARCP or another real estate program sponsored by Cole Capital, our advisor and its affiliates may have a conflict of interest when determining when and whether to buy or sell a particular property, or to make or dispose of another real estate-related investment. In addition, if we become listed for trading on a national securities exchange, we may develop more divergent goals and objectives from any affiliated co-venturer or co-owner that is not listed for trading. In the event we enter into a joint venture or other co-ownership arrangement with another real estate program sponsored by Cole Capital that has a term shorter than ours, the joint venture may be required to sell its properties earlier than we may desire to sell the properties. Even if the terms of any joint venture or other co-ownership agreement between us and ARCP or another real estate program sponsored by Cole Capital grants us the right of first refusal to buy such properties, we may not have sufficient funds or borrowing capacity to exercise our right of first refusal under these circumstances.
Since Mr. Schorsch and certain of the other executive officers of our advisor are the executive officers of ARCP, the advisors to other real estate programs sponsored by Cole Capital, and/or the American Realty Capital group of companies, agreements and transactions between or among the parties with respect to any joint venture or other co-ownership arrangement will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers or co-owners, which may result in the co-venturer or co-owner receiving benefits greater than the benefits that we receive. We have adopted certain procedures for dealing with potential conflicts of interests as further described in “Item 1 — Business — Conflicts of Interest” included elsewhere in this Annual Report on Form 10-K.
Our chairman of the board of directors, chief executive officer and president also serves as the executive chairman of the board of directors of RCS Capital Corporation, a public holding company that operates a broker-dealer that distributes financial products in competition with our dealer manager as well as an investment banking and capital markets business, a transaction management services provider and a transfer agent, and in various executive and/or board positions with entities that are part of the American Realty Capital group of companies, which sponsors non-traded REITs that may have investment objectives, targeted assets, and legal and financial obligations similar to ours.
Mr. Schorsch, our chairman of the board of directors, chief executive officer and president, also serves as the executive chairman of the board of directors of RCS Capital Corporation and in various executive and/or board positions with entities that are part of the American Realty Capital group of companies. RCS Capital Corporation is a public holding company that operates a broker-dealer that serves as the dealer manager for other REITs some of which have investment objectives, targeted assets, and legal and financial obligations similar to ours, including REITs sponsored by the American Realty Capital group of companies. RCS Capital Corporation therefore distributes financial products in competition with our dealer manager. There is a risk that Mr. Schorsch’s loyalties to RCS Capital Corporation could conflict with the fiduciary duties he owes to us and could result in actions or inactions that are adverse to our business and hinder our dealer manager’s and our ability to raise sufficient capital from the Offering to invest in a diverse portfolio of real estate and real estate-related investments. If we are unable to raise substantial proceeds from the Offering, we will make fewer investments, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. In addition, our fixed operating expenses, as a percentage of gross income, would be higher, and our financial condition and ability to pay distributions could be adversely affected if we are unable to raise substantial funds in the Offering and invest in a diverse portfolio of real estate and real estate-related investments.
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
We may invest in industrial properties that share some of the same core characteristics as our other commercial properties. To the extent we acquire industrial properties, such properties may be adversely affected if manufacturing activity decreases in the United States. Trade agreements with foreign countries have given employers the option to utilize less expensive non-U.S. manufacturing workers. The outsourcing of manufacturing functions could lower the demand for our industrial properties. Moreover, an increase in the cost of raw materials or decrease in the demand of housing could cause a slowdown in manufacturing activity, such as furniture, textiles, machinery and chemical products, and our profitability may be adversely affected.
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
Beginning in late 2007, domestic and international financial markets experienced significant disruptions that severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. Financial conditions affecting commercial real estate have improved amid low Treasury rates and increased lending from banks, insurance companies, and CMBS conduits. However, any deterioration of financial conditions could have the potential to materially adversely affect the value of our properties and other investments; the availability or the terms of financing that we may anticipate utilizing; our ability to make principal and interest payments on, or refinance, certain property acquisitions or refinance any debt at maturity; and/or, for our leased properties, the ability of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. The market environment also could affect our operating results and financial condition as follows:

•
Debt Markets — The debt market remains sensitive to the macro environment, such as Federal Reserve policy, market sentiment, or regulatory factors affecting the banking and CMBS industries. Should overall borrowing costs increase, due to either increases in index rates or increases in lender spreads, our operations may generate lower returns.

•
Real Estate Markets — Although construction activity has increased, it remains near historic lows; as a result, incremental demand growth has helped to reduce vacancy rates and support modest rental growth. Improving fundamentals have resulted in gains in property values, although in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. If recent improvements in the economy reverse course, the properties we acquire could substantially decrease in value after we purchase them. Consequently, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge or record a loss on sale in earnings.

The insurance we carry on our real estate may be insufficient to pay for all potential losses or damage to our properties.
Our advisor has selected policy specifications and insured limits that it believes to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Insurance policies on our properties may include some coverage for losses that are generally catastrophic in nature, such as losses due to terrorism, earthquakes and floods, but we cannot be sure that it will be adequate to cover all losses and some of our policies will be insured subject to limitations involving large deductibles or co-payments and policy limits which may not be sufficient to cover losses. If we or one or more of our tenants experience a loss which is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.
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
A lock-out provision is a provision that prohibits the prepayment of a loan during a specified period of time. Lock-out provisions may include terms that provide strong financial disincentives for borrowers to prepay their outstanding loan balance and exist in order to protect the yield expectations of investors. We expect that many of our properties will be subject to lock-out provisions. Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties when we may desire to do so. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of our shares relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.
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
In addition, our joint venture investments may be considered variable interest entities, which may not be consolidated for purposes of financial reporting and may be reflected under the equity method of accounting on our balance sheets contained in our annual and quarterly reports. Consequently, this non-consolidation could be material for the purpose of analyzing our financial position.
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
Our properties may be subject to the Americans with Disabilities Act of 1990, as amended (the “ADA”). Under the ADA, all places of public accommodation must meet federal requirements related to access and use by persons with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Additional or new federal, state and local laws also may require modifications to our properties, or restrict our ability to renovate properties. We will attempt to acquire properties that comply with the ADA and other similar legislation or place the burden on the seller or other third party, such as a tenant, to ensure compliance with such legislation. However, we cannot assure investors in our common stock that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, or if changes to the ADA mandate further changes to our properties, then our funds used for ADA compliance may reduce cash available for distributions and the amount of distributions to our stockholders.

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
CMBS in which we may invest are subject to several types of risks that may adversely impact our performance.
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
In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the U.S. Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board (the “IASB”) initiated a joint project to develop new guidelines to lease accounting. Beginning in 2010, the FASB and IASB (collectively the “Boards”) issued various exposure drafts (the “Exposure Drafts”), which propose substantial changes to the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result, a right-of-use lease asset and lease liability would be recorded on the tenant’s balance sheet for certain lease arrangements. In addition, the Exposure Drafts could impact the method in which contractual lease payments would be recorded. In order to mitigate the effect of the proposed lease accounting, tenants may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms or fewer extension options, which would generally have less impact on tenant balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater non-renewal risk, a delay in investing our offering proceeds, or shorter lease terms, all of which may negatively impact our operations and our ability to pay distributions to you.
On May 16, 2013, the Boards published revised Exposure Drafts, which were open for public comment through September 2013. During the comment period, the Boards undertook various outreach activities (for example, webcasts, fieldwork, roundtable meetings, etc.) to discuss the proposals with a wide range of interested parties. The Boards plan to consider all feedback; however, final standards are not expected to be issued until some time in 2014 and are expected to be effective no earlier than January 1, 2017.
Risks Associated with Debt Financing
Poor credit market conditions could impair our ability to access debt financing, which could materially affect our ability to achieve our investment objectives.
We have financed, and intend to continue to finance, a portion of the purchase price of our real estate properties by borrowing funds. Severe dislocations and liquidity disruptions in the U.S. credit markets could significantly harm our ability to access capital. In the future, we may not be able to access debt capital with favorable terms in a cost efficient manner, or at all, which could materially affect our ability to achieve our investment objectives.

We have incurred, and intend to continue to incur, mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to make distributions and could decrease the value of an investment in our common stock.
We have financed, and intend to continue to finance, a portion of the purchase price of properties by borrowing funds. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the cost of our properties before non-cash reserves and depreciation. Our board of directors, including our independent directors has adopted a policy limiting our borrowing to 60%, absent special approval by a majority or our independent directors. As of the date of this Annual Report on Form 10-K, we have sought and received approval of our independent directors to exceed this limit because we are currently in the process of raising our equity capital to acquire our portfolio; however, our borrowings are not currently in excess of such limit.
In addition, we may incur mortgage debt and pledge some or all of our properties as security for that debt to obtain funds to acquire additional properties or for working capital. We may also obtain a line of credit to provide a flexible borrowing source which generally will allow us to borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. Furthermore, we may borrow under a line of credit if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes or avoid taxes on undistributed income.
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
Subject to limitations required to maintain qualification as a REIT, we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest rate cap or collar agreements and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements and that these arrangements may not be effective in reducing our exposure to interest rate changes. These interest rate hedging arrangements may create additional assets and/or liabilities from time to time that may be held or liquidated separately from the underlying property or loan for which they were originally established. We have adopted a policy relating to the use of derivative financial instruments to hedge interest rate risks related to our borrowings. This policy governs our use of derivative financial instruments to manage the interest rates on our variable rate borrowings. See the section captioned “Investment Objectives, Strategy and Policies — Acquisition and Investment Policies” of this Annual Report on Form 10-K. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may have a material adverse effect on our ability to achieve our investment objectives.
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
Our stockholders will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 500,000,000 shares of capital stock. Of the total number of shares of capital stock authorized (a) 490,000,000 shares are designated as common stock, 164,000,000 of which are classified as W Shares, 163,000,000 of which are classified as A Shares, and 163,000,000 of which are classified as I Shares, and (b) 10,000,000 shares are designated as preferred stock. Our board of directors may amend the charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. After our stockholders purchase shares of our common stock, our board of directors may elect, without stockholder approval, to: (1) sell additional shares of these classes of shares, or future classes of shares in our current or future public offerings; (2) issue equity interests in private offerings; (3) issue shares upon the exercise of the options we may grant to our independent directors or future employees; (4) issue shares to our advisor, its successors or assigns, in payment of an outstanding fee obligation; or (5) issue shares to sellers of properties we acquire in connection with an exchange of limited partnership interests of our operating partnership. To the extent we issue additional shares after a stockholder’s purchase, such stockholder will not experience dilution in the value of their shares given that each class of our common stock is valued daily based on our NAV. However, to the extent we issue additional shares after a stockholder’s purchase, such stockholder’s percentage ownership interest will be diluted.
Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price to our stockholders.
Our charter, with certain exceptions, authorizes our board of directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may beneficially or constructively own more than 9.8% in value or number of shares, whichever is more restrictive, of our outstanding capital stock or more than 9.8% in value or number of shares, whichever is more restrictive, of our outstanding common stock pursuant to our charter. However, our board of directors granted CHC Investments LLC (“CHC Investments”), and entity wholly-owned by Christopher H. Cole, the right to own 628,267 shares of our common stock, plus an additional amount of shares received pursuant to the DRIP. As of December 31, 2013, these shares represented approximately 15.2% of our total outstanding shares. As a result, the amount of shares that other stockholders may own could be lower than the ownership limits provided for in our charter. This limit may decrease if CHC Investments’ ownership percentage increases for any number of reasons, including redemptions by other stockholders, acquisition or acquisitions of shares by CHC Investments under the DRIP. A person that did not acquire beneficially or constructively more than the applicable ownership limitations may become subject to such restrictions if redemptions by other stockholders cause such person’s holdings to exceed the applicable limits. Our ownership limitations may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our stockholders.
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
Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, subject to any limitations required by the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (the “NASAA REIT Guidelines”), Maryland law and our charter provide that no director or officer shall be liable to us or our stockholders for monetary damages unless the director or officer (1) actually received an improper benefit or profit in money, property or services or (2) was actively and deliberately dishonest as established by a final judgment. Moreover, our charter requires us to indemnify our directors and officers, subject to any limitations required by the NASAA REIT Guidelines and Maryland law. As a result, we and our stockholders may have more limited rights against our directors or officers than might otherwise exist under common law, which could reduce our stockholders’ and our recovery from these persons if they act in a manner that causes us to incur losses.

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
We believe that our prior, current and proposed organization, ownership and method of operation has enabled and will enable us to meet the requirements for qualification and taxation as a REIT. However, we cannot assure investors in our common stock that we have qualified or will qualify as such. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Code as to which there are only limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control. Future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification.
If we fail to qualify as a REIT in any taxable year, or we are determined to have lost our REIT status in a prior year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because:

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
In order to maintain our qualification as a REIT and to meet the REIT distribution requirements, we may need to borrow funds on a short-term basis or sell assets, even if the then-prevailing market conditions are not favorable for these borrowings or sales. Our cash flows from operations may be insufficient to fund required distributions for numerous reasons, including as a result of differences in timing between the actual receipt of income and the recognition of income for U.S. federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt service or amortization payments. The insufficiency of our cash flows to cover our distribution requirements could have an adverse impact on our ability to raise short- and long-term debt or sell equity securities in order to fund distributions required to maintain our qualification as a REIT.
If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.
In order to qualify as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income (excluding certain non-cash items and net capital gain), determined without regard to the deduction for dividends paid. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. There is no de minimis exception with respect to preferential dividends; therefore, if the IRS were to take the position that we paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. We have received a private letter ruling from the IRS concluding to the effect that our issuance of W Shares, A Shares and I Shares with differing fee structures as described herein will not cause dividends paid with respect to such shares to be preferential dividends.
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

If we form a TRS, our overall tax liability could increase.
Any domestic TRS we form will be subject to U.S. federal, state and local income tax on its taxable income. Accordingly, although our ownership of any TRSs may allow us to participate in the operating income from certain activities that our REIT could not participate in, that operating income will be fully subject to income tax. The after-tax net income of any TRS would be available for distribution to us, however any dividends received by our REIT from its TRSs will only be qualifying income for the 95% REIT income test, not the 75% REIT income test. If we have any non-U.S. TRSs, they may be subject to tax in jurisdictions where they operate and on certain U.S. source income, and, under special rules dealing with foreign subsidiaries, they may generate income that is nonqualifying for either of the REIT income tests.
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
As of the date of this Annual Report on Form 10-K, our operating partnership is a disregarded entity for U.S. federal income tax purposes. Our operating partnership will become a partnership for U.S. federal income tax purposes if and when it issues interests to a person other than us or any entity disregarded from us for tax purposes. As a partnership, our operating partnership would not be subject to U.S. federal income tax on its income. Instead, each of its partners, including us, would be required to take into account its allocable share of the operating partnership’s income. No assurance can be provided, however, that the IRS would not challenge our operating partnership’s status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our operating partnership as a corporation for tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, cease to qualify as a REIT. Also, our operating partnership would become subject to U.S. federal, state and local income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.
Dividends payable by REITs generally do not qualify for reduced tax rates under current law.
Certain dividends payable by regular domestic corporations to individual U.S. stockholders, are eligible for preferential federal income tax rates applicable to long term capital gains. Dividends payable to REITs, however, are generally not eligible for the reduced rates. The more favorable rates applicable to regular corporate dividends under current law could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
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
In order to maintain our REIT qualification, among other requirements, no more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals, as defined in the Code to include certain kinds of entities, during the last half of any taxable year, other than the first year for which a REIT election is made (“5/50 Test”). To assist us in qualifying as a REIT, our charter contains an aggregate stock ownership limit and a common stock ownership limit. Generally, any shares of our stock owned by affiliated owners will be added together for purposes of the aggregate stock ownership limit, and any shares of common stock owned by affiliated owners will be added together for purposes of the common stock ownership limit.
In addition, our board of directors granted CHC Investments the right to own 628,267 shares of our common stock, plus an additional amount of shares received pursuant to our DRIP. As of December 31, 2013, CHC Investments’ shares represent approximately 15.2% of our total outstanding shares. As a result, the actual amount of shares that other stockholders may own could be lower than the ownership limits provided for in our charter if such ownership would cause us to fail the 5/50 Test or otherwise fail to qualify as a REIT. The amount of shares other stockholders may be permitted to own could decrease even further if CHC Investments’ ownership percentage increases for any number of reasons, including redemptions by other stockholders or acquisitions of shares by CHC Investments under the DRIP. The waiver could also increase our risk of violating the 5/50 Test or otherwise failing to be a REIT if our ownership limits are not effective for any reason.
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
The REIT provisions of the Code substantially limit our ability to hedge our liabilities. Generally, income from a hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75% or 95% gross income tests, provided certain circumstances are satisfied. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of one or both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because a domestic TRS would be subject to tax on income or gains resulting from hedges entered into by it or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRSs will generally not provide any tax benefit, except for being carried forward for use against future taxable income in the TRSs.
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
If our stockholders participate in the DRIP, for U.S. federal income tax purposes they will be deemed to have received, and will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the reinvested distributions.
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
Risks Related to Employee Benefit Plans and Individual Retirement Accounts
In some cases, if a stockholder fails to meet the fiduciary and other standards under the Employee Retirement Income Security Act (“ERISA”), the Code or common law as a result of an investment in our stock, the stockholder could be subject to liability for losses as well as civil penalties.
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
As of December 31, 2013, we, through separate wholly-owned limited liability companies and limited partnerships, owned a portfolio of 32 properties located in 19 states, comprising 720,000 rentable square feet of commercial space, including square feet of buildings which are on land subject to ground leases. As of December 31, 2013, 29 of these properties were freestanding, single-tenant retail properties and three properties were multi-tenant retail centers. As of December 31, 2013, these properties were 99.8% leased with a weighted average remaining lease term of 12.8 years. As of December 31, 2013, we had $43.9 million of debt outstanding under our secured revolving line of credit, as amended (the “Line of Credit”), secured by the properties in our portfolio and the related tenant leases.
Property Statistics
The following table shows the tenant diversification of our real estate assets, based on gross annualized rental revenue, as of December 31, 2013:

			2013	Percentage of
	Total	Leased	Gross Annualized	2013
	Number	Square	Rental Revenue	Gross Annualized
Tenant	of Leases	Feet (1)	(in thousands)	Rental Revenue
CVS — drugstore	4	45,060	$746	9%
FedEx — logistics	3	69,050	652	8%
Lowe’s — home and garden	1	125,357	623	8%
Kroger — grocery	1	47,608	580	7%
Tractor Supply — home and garden	2	37,897	561	7%
Walgreens — drugstore	2	30,075	558	7%
Dollar General — discount store	4	42,900	467	6%
Food Lion — grocery	1	34,928	427	5%
PetSmart — pet supplies	1	25,702	351	4%
Jo-Ann — hobby, books and music	1	32,863	315	4%
Other	27	227,324	2,874	35%
	47	718,764	$8,154	100%

(1) Including square feet of the buildings on land that is subject to ground leases.

The following table shows the tenant industry diversification of our real estate assets, based on gross annualized rental revenue, as of December 31, 2013:

			2013	Percentage of
	Total	Leased	Gross Annualized	2013
	Number	Square	Rental Revenue	Gross Annualized
Industry	of Leases	Feet (1)	(in thousands)	Rental Revenue
Home and garden	5	178,699	$1,362	17%
Grocery	3	95,384	1,314	16%
Drugstore	6	75,135	1,304	16%
Discount store	6	75,300	765	9%
Logistics (shipping, delivery, warehousing)	3	69,050	652	8%
Convenience store	2	7,326	482	6%
Pet supplies	1	25,702	351	4%
Hobby, books and music	1	32,863	315	4%
Healthcare	4	19,620	314	4%
Automotive	2	13,895	292	4%
Other	14	125,790	1,003	12%
	47	718,764	$8,154	100%

(1) Including square feet of the buildings on land that is subject to ground leases.
The following table shows the geographic diversification of our real estate assets, based on gross annualized rental revenue, as of December 31, 2013:

			2013	Percentage of
	Total	Rentable	Gross Annualized	2013
	Number of	Square	Rental Revenue	Gross Annualized
Location	Properties	Feet (1)	(in thousands)	Rental Revenue
Michigan	3	108,911	$1,281	16%
Texas	3	135,556	1,169	14%
Ohio	2	136,079	792	10%
Tennessee	1	40,928	505	6%
Georgia	3	34,542	479	6%
Iowa	2	30,605	413	5%
Louisiana	3	27,186	363	4%
North Carolina	1	14,550	362	4%
Arkansas	1	25,702	351	4%
Missouri	3	24,923	328	4%
Other	10	141,182	2,111	27%
	32	720,164	$8,154	100%

(1) Including square feet of the buildings on land that is subject to ground leases.
As of December 31, 2013, no single property's gross annualized rental revenues accounted for ten percent or more of our total gross annualized rental revenue.  In addition, no single property accounted for ten percent or more of our total assets as of December 31, 2013.

Leases
Although there are variations in the specific terms of the leases of our properties, the following is a summary of the general structure of our current leases. Generally, the leases of the properties owned provide for initial terms of ten or more years, and provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term. Certain leases also provide that in the event we wish to sell the property subject to that lease, we first must offer the lessee the right to purchase the property on the same terms and conditions as any offer which we intend to accept for the sale of the property. The properties are generally leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance, while certain of the leases require us to maintain the roof and structure of the building. Additionally, certain leases provide for increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume.
Our leases, as of December 31, 2013, provided for annual base rental payments (payable in monthly installments) ranging from $14,000 to $623,000, and had an average of $173,000, with a weighted average remaining lease term was 12.8 years.
Notes Payable Information
As of December 31, 2013, we had $43.9 million of debt outstanding under our Line of Credit, which matures on December 8, 2014. The Line of Credit allows our operating partnership to borrow up to $50.0 million in revolving loans, with the maximum amount outstanding not to exceed the borrowing base, which was approximately $44.8 million as of December 31, 2013 based on the value allocated to the qualified properties comprising eligible collateral. Up to 15.0% of the total amount available may be used for issuing letters of credit and up to 10.0% of the Line of Credit, not to exceed $15.0 million, may be used for short term (ten day) advances. Subject to meeting certain conditions described in the credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. and the payment of certain fees, the amount of the Line of Credit may be increased up to a maximum of $250.0 million, and subsequent to December 31, 2013 we increased the Line of Credit to $75.0 million as discussed in Note 7 to our consolidated financial statements in this Annual Report on Form 10-K. As of December 31, 2013, amounts outstanding on our Line of Credit accrued interest at an annual rate of 2.88%. Refer to Note 7 to our consolidated financial statements in this Annual Report on Form 10-K for further explanation.

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
Market Information
As of March 25, 2014, we had approximately 4.8 million shares of common stock outstanding, held by a total of 1,461 stockholders of record.
There is no established trading market for our common stock, we do not expect that a public market will ever develop and our charter does not require a liquidity event at a fixed time in the future. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Pursuant to the Offering, we are selling shares of our common stock to the public at a price that will vary from day-to-day and, on any given day, will be equal, for each class of common stock, to our NAV per share for such class. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.
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
At the end of each business day, our independent fund accountant will calculate our NAV per share for each class using a process that reflects (1) estimated values of each of our commercial real estate assets, related liabilities and notes receivable provided periodically (or sooner upon the occurrence of certain events described above) by our independent valuation expert in individual appraisal reports, (2) daily updates in the price of liquid assets for which third party market quotes are available, (3) accruals of our daily distributions, and (4) estimates of daily accruals, on a net basis, of our operating revenues, expenses including class specific expenses, debt service costs and fees, including class specific fees. NAV for each class will be adjusted for contributions, redemptions and accruals of the class’s daily distributions and estimates of class-specific fee and expense accruals. Selling commissions will have no effect on the NAV of any class. Our independent fund accountant determines our NAV per share by dividing the NAV for each class on such day by the number of shares of such class outstanding as of the end of such day, prior to giving effect to any share purchases or redemptions to be effected on such day. Our board of directors is responsible for ensuring that the independent valuation expert discharges its responsibilities in accordance with our valuation guidelines, and will periodically receive and review such information about the valuation of our assets and liabilities as it deems necessary to exercise its oversight responsibility, at regularly scheduled board of director meetings. Our NAV is not audited by our independent registered public accounting firm.
Our goal is to provide a reasonable estimate of the market value of our shares. However, the majority of our assets will consist of commercial real estate assets and, as with any commercial real estate valuation protocol, the conclusions reached by our independent valuation expert will be based on a number of judgments, assumptions and opinions about future events that may or may not prove to be correct. The use of different judgments, assumptions or opinions would likely result in different estimates of the value of our commercial real estate investments. In addition, on any given day, our published NAV per share for each class may not fully reflect certain material events, to the extent that the financial impact of such events on our portfolio is not immediately quantifiable. As a result, the daily calculation of our NAV per share for each class may not reflect the precise amount that might be paid for a stockholder’s shares in a market transaction, and any potential disparity in our NAV per share for each class may be in favor of either stockholders who redeem their shares, or stockholders who buy new shares, or existing stockholders.

Share Redemption Program
We have adopted a redemption plan to provide limited liquidity, whereby on a daily basis, stockholders may request that we redeem all or any portion of their shares. Due to the illiquid nature of investments in commercial real estate, however, we may not always have sufficient liquid resources to fund redemption requests. Under our redemption plan, on each business day, stockholders may request that we redeem all or any portion of their shares, subject to a minimum amount of $500.00. The redemption price per share on any business day will be our NAV per share for that day for the class of shares being redeemed, calculated by the independent fund accountant after the close of business on the redemption request day, without giving effect to any share purchases or redemptions to be effected on such day. Subject to limited exceptions, stockholders who redeem their shares of our common stock within the first 365 days from the date of purchase will be subject to a short-term trading fee of 2% of the aggregate NAV per share of the shares of common stock received.
In each calendar quarter, net redemptions will be limited under our redemption plan to 5% of our total NAV as of the end of the immediately preceding quarter. If less than the full 5% limit available for a quarter is used, the unused percentage will be carried over to the next quarter (the “Carryover Percent”), but the maximum carryover percentage will never exceed 15% in the aggregate, and net redemptions in any quarter may never exceed 10% of the prior quarter’s NAV. On each business day, we will calculate the maximum amount available for redemptions as 5% plus the Carryover Percent times the prior quarter-end’s NAV, plus share sales for the quarter, minus share redemptions for the quarter (the “Quarterly Limit”). Redemption requests will be satisfied on a first-come-first-served basis up to the Quarterly Limit. A redemption request must be received by 4:00 p.m. Eastern Time on the last business day that the New York Stock Exchange is open for trading prior to the end of a calendar quarter in order for the current Quarterly Limit to apply.
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
If, during a Flow-regulated Quarter, total redemptions for all stockholders in the aggregate are more than 2.5% of our total NAV as of the end of the immediately preceding quarter, then the Flow-regulator will continue to apply for the next succeeding quarter. If total redemptions for all stockholders in the aggregate during a Flow-regulated Quarter are equal to or less than 2.5% of our total NAV as of the end of the immediately preceding quarter, then the first-come, first-served Quarterly Limit discussed above will come back into effect for the next succeeding quarter, with the Quarterly Limit consisting of 5% plus any remaining amount of the Carryover Percent from the last quarter before the Flow-regulated Quarter (subject to the 10% quarterly limit).
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
During the year ended December 31, 2013, we received valid redemption requests for, and redeemed approximately 39,000 W Shares of our common stock for $627,000 and approximately 27,000 W Shares subsequent to December 31, 2013 for $461,000. During the year ended December 31, 2012, we did not receive any redemption requests or redeem any shares under our share redemption program. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth above. We funded such redemptions with available cash, proceeds from our liquid investments and proceeds from sales of additional shares.

During the three-month period ended December 31, 2013, we redeemed shares as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 - October 31, 2013	6,966	$16.45	6,966	(1)
November 1, 2013 - November 30, 2013	—	$—	—	(1)
December 1, 2013 - December 31, 2013	5,976	$16.64	5,976	(1)
Total	12,942		12,942	(1)

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Distributions
We elected to be taxed, and currently qualify, as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2013. As a REIT, we have made, and intend to continue to make, distributions each taxable year equal to at least 90% of our taxable income (excluding capital gains and computed without regard to the dividends paid deduction). One of our primary goals is to pay regular (monthly) distributions to our stockholders.
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
The following table shows the character of the distributions we paid on a per share basis during the years ended December 31, 2013 and 2012 (in thousands, except per share data):

Year	Total Distributions Paid	Distributions Paid per Common Share	Nontaxable Distributions	Ordinary Dividends
2013	$2,023	$0.81	$0.54	$0.27
2012	$578	$0.80	$0.78	$0.02
We did not pay any distributions during the year ended December 31, 2011.
Use of Public Offering Proceeds
On December 6, 2011, the Initial Registration Statement for our public offering of up to $4.0 billion in shares of common stock was declared effective under the Securities Act. On August 26, 2013, the Multi-Class Registration Statement was declared effective under the Securities Act; we designated the existing shares of our common stock that were sold prior to such date to be W Shares and registered two new classes of our common stock, A Shares and I Shares. Pursuant to the Multi-Class Registration Statement, we are offering up to $4.0 billion in shares of common stock of the three classes, covering up to $3.5 billion in shares in the Primary Offering and up to $500.0 million in shares pursuant to the DRIP. We are offering to sell any combination of W Shares, A Shares and I Shares with a dollar value up to the maximum offering amount. Additionally, as of December 31, 2013, we were authorized to issue 10.0 million shares of preferred stock, but had none issued or outstanding.
As of December 31, 2013, we had issued approximately 4.2 million shares in the Offering for gross proceeds of $67.8 million, out of which we recorded $282,000 in selling commissions, distribution fees and dealer manager fees and $509,000 in organization and offering costs. With the net offering proceeds of $67.0 million and the borrowings from our Line of Credit, we have acquired $103.1 million in real estate and related assets and incurred $1.3 million of acquisition related expenses. As of December 31, 2013, we received redemption requests for, and redeemed approximately 39,000 W Shares for $627,000.

As of March 25, 2014, we have sold the following common shares and raised the following proceeds in connection with the Offering (in thousands, except share data):

	W Shares	A Shares	I Shares	Total
Primary Offering
Shares	4,596,215	54,847	128,941	4,780,003
Proceeds	$74,972	$962	$2,169	$78,103
Distribution Reinvestment Plan
Shares	58,668	219	2,008	60,895
Proceeds	$981	$4	$34	$1,019
Unregistered Sales of Equity Securities
On August 11, 2010, we sold 20,000 shares of common stock, at $10.00 per share to CHC, the former indirect owner of Cole Advisors and our dealer manager, for a total amount of $200,000. We issued these shares in a private transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) under the Securities Act. On September 20, 2011, our board of directors authorized a reverse stock split providing for the combination of each three shares of our common stock issued and outstanding into two shares of our common stock, resulting in 13,333 shares of common stock issued to CHC subsequent to the reverse stock split. CREI, as the successor to CHC, continued to hold the 13,333 shares as of December 31, 2013.
On February 7, 2014, the ownership of such shares was transferred to ARC Properties Operating Partnership, L.P. (“ARCP OP”). Pursuant to our charter, ARCP OP is prohibited from selling the 13,333 shares of our common stock that represents its initial investment in us for so long as Cole Capital remains our sponsor; provided, however, that ARCP OP may transfer ownership of all or a portion of these 13,333 shares of our common stock to other affiliates of our sponsor. See Note 16 to the consolidated financial statements in this Annual Report on Form 10-K for a further explanation of the ARCP Merger.

ITEM 6.	SELECTED FINANCIAL DATA
The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected financial data (in thousands, except share and per share amounts) presented below was derived from our consolidated financial statements.

				July 27, 2010
	Year Ended December 31,			(Date of Inception) to
	2013	2012	2011	December 31, 2010
Balance Sheet Data:
Total investment in real estate assets, net	$102,796	$33,102	$31,745	$—
Cash and cash equivalents	$5,370	$998	$1,135	$200
Total assets	$109,883	$35,209	$33,429	$200
Line of credit	$43,900	$20,640	$21,440	$—
Due to affiliates	$829	$335	$1,085	$—
Acquired below market lease intangibles, net	$1,348	$903	$951	$—
Total liabilities	$47,239	$22,559	$23,762	$—
Total stockholders’ equity	$55,662	$8,880	$9,668	$200
Operating Data:
Total revenues	$5,089	$2,688	$155	$—
General and administrative expenses	$1,100	$890	$62	$—
Property operating expenses	$391	$193	$7	$—
Advisory expenses	$806	$199	$6	$—
Acquisition related expenses	$852	$21	$417	$—
Depreciation and amortization	$1,530	$650	$26	$—
Operating income (loss)	$410	$735	$(363)	$—
Interest expense and other expense, net	$944	$815	$(54)	$—
Net loss	$(534)	$(80)	$(417)	$—
Cash Flow Data:
Cash flows provided by (used) in operating activities	$1,650	$675	$(69)	$—
Cash flows used in investing activities	$(70,959)	$(3,270)	$(29,914)	$—
Cash flows provided by financing activities	$73,681	$2,458	$30,918	$200
Per Common Share Data:
Net loss - basic and diluted	$(0.21)	$(0.11)	$(7.29)	$—
Distributions declared (1)	$0.91	$0.84	$0.05	$—
Weighted average shares outstanding - basic and diluted	2,509,921	722,190	57,169	13,333

(1)	For 2011, distributions declared per common share calculated at a rate of $0.002260274 per share per day for the period from December 8, 2011 through December 31, 2011.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Selected Financial Data” section of this Annual Report on Form 10-K and our accompanying consolidated financial statements and the notes thereto. See also the “Cautionary Note Regarding Forward-Looking Statements” section preceding Part I.
Overview
We were formed on July 27, 2010, to acquire and operate a diversified portfolio of (1) necessity retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States and U.S. protectorates, (2) notes receivable secured by commercial real estate, including the origination of loans, and (3) cash, cash equivalents, other short-term investments and traded real estate securities. We commenced our principal operations on December 7, 2011, when we issued the initial $10.0 million in shares of our common stock in the Offering and acquired our first real estate property. We have no paid employees and are externally advised and managed by Cole Advisors, our advisor. We elected to be taxed, and currently qualify, as a REIT for federal income tax purposes.
On February 7, 2014, ARCP acquired Cole pursuant to a transaction whereby Cole merged with and into Merger Sub, with Merger Sub surviving as a wholly owned subsidiary of ARCP. ARCP is a self-managed publicly traded Maryland corporation listed on The NASDAQ Global Select Market, focused on acquiring and owning single tenant freestanding commercial properties subject to net leases with high credit quality tenants. As a result of the ARCP Merger, ARCP indirectly owns and/or controls our external advisor, Cole Advisors, our dealer manager, CCC, our property manager, CREI Advisors, and our sponsor, Cole Capital, as discussed in Note 16 to the consolidated financial statements in this Annual Report on Form 10-K.
As of December 31, 2013, we owned 32 properties located in 19 states, comprising 720,000 rentable square feet of commercial space including square feet of buildings which are on land subject to ground leases. Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property indebtedness and acquisition and operating expenses. Rental and other property income accounted for 93%, 94% and 96% of our total revenue for the years ended December 31, 2013, 2012 and 2011, respectively. As 99.8% of our rentable square feet was under lease as of December 31, 2013, with a weighted average remaining lease term of 12.8 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Cole Advisors regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
As of December 31, 2013, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets, net of gross intangible lease liabilities, was 42%, and all of our debt was subject to variable interest rates. Should we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any current variable rate debt, refinancings or new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions, when applicable, by entering into purchase agreements and loan commitments simultaneously, or through loan assumption, so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with our future property acquisitions, when applicable, or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing terms for future acquisitions or refinancing, our results of operations may be adversely affected.

Recent Market Conditions
Beginning in late 2007, domestic and international financial markets experienced significant disruptions that severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. Financial conditions affecting commercial real estate have improved and continue to improve, as low treasury rates and increased lending from banks, insurance companies and CMBS conduits have increased lending activity. Nevertheless, the debt market remains sensitive to the macro environment, such as Federal Reserve policy, market sentiment or regulatory factors affecting the banking and CMBS industries. While we expect that financial conditions will remain favorable, if they were to deteriorate we may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering multiple lending sources, including securitized debt, fixed rate loans, borrowings on the Line of Credit, short-term variable rate loans, assumed mortgage loans in connection with property acquisitions, interest rate lock or swap agreements, or any combination of the foregoing.
Commercial real estate fundamentals continue to strengthen, as a moderate pace of job creation has supported gains in office absorption, retail sales and warehouse distribution. Although construction activity has increased, it remains near historic lows; as a result, incremental demand growth has helped to reduce vacancy rates and support modest rental growth. Improving fundamentals have resulted in gains in property values; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of December 31, 2013, 99.8% of our rentable square feet was under lease, and we expect that occupancy will remain high as the real estate recovery continues. However, if recent improvements in the economy reverse course, we may experience vacancies or be required to reduce rental rates on occupied space. If we do experience vacancies, Cole Advisors will actively seek to lease our vacant space; nevertheless, such space may be leased at lower rental rates and for shorter lease terms than our current leases provide.
Application of Critical Accounting Policies
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting period. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.
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

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related assets may not be recoverable. Impairment indicators that we consider include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, we assess the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, we will adjust the real estate and related assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the years ended December 31, 2013, 2012 and 2011.
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
When a real estate asset is identified by us as held for sale, we will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying value of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of December 31, 2013 or 2012.
Allocation of Purchase Price of Real Estate and Related Assets
Upon the acquisition of real properties, we allocate the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their respective fair values. Acquisition related expenses are expensed as incurred. We utilize independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). We obtain an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to our management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by our management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
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
Income Taxes
We elected to be taxed, and currently qualify, as a REIT for federal income tax purposes under Sections 856 through 860 of the Code. We generally will not be subject to federal corporate income tax to the extent we distribute our taxable income to our stockholders, and so long as we distribute at least 90% of our annual taxable income, determined without regard to the deduction for dividends paid and excluding certain non-cash items and net capital gains. REITs are subject to a number of other organizational and operational requirements. Even if we maintain our qualification to be taxed as a REIT, we or our subsidiaries may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our real estate assets as of December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Number of properties	32	10	9
Approximate rentable square feet (in thousands) (1)	720	225	213
Percentage of rentable square feet leased	99.8%	100%	97.3%

(1)	Includes square feet of the buildings on land that are subject to ground leases.
The following table summarizes our real estate investment activity during the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Properties acquired	22	1	9
Approximate aggregate purchase price of acquired properties (in millions)	$70.5	$1.8	$30.8
Approximate rentable square feet (in thousands) (1)	494	12	213

(1)	Includes square feet of the buildings on land that are subject to ground leases.

As shown in the tables above, we owned 32 commercial properties as of December 31, 2013, compared to 10 commercial properties as of December 31, 2012. Accordingly, our results of operations for the year ended December 31, 2013, compared to the year ended December 31, 2012, reflect significant increases in most categories. In addition, we began principal operations on December 7, 2011, which significantly impacted the results of operations for the years ended December 31, 2012 and 2011. Because we did not commence principal operations until December 7, 2011, comparative financial information is not presented for the year ended December 31, 2012 compared to the year ended December 31, 2011.
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Revenue. Revenue increased $2.4 million to $5.1 million for the year ended December 31, 2013, compared to $2.7 million for the year ended December 31, 2012. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 93% and 94% of our total revenues during the years ended December 31, 2013 and 2012, respectively. We also paid certain operating expenses subject to reimbursement by our tenants, which resulted in $336,000 in tenant reimbursement income during the year ended December 31, 2013, compared to $150,000 during the year ended December 31, 2012. The increase was primarily due to the acquisition of 22 rental income-producing properties subsequent to December 31, 2012.
General and Administrative Expenses. General and administrative expenses increased $210,000 to $1.1 million for the year ended December 31, 2013, compared to $890,000 for the year ended December 31, 2012. The increase was primarily due to an increase in professional fees incurred combined with increases in escrow and trustee fees and state franchise taxes as a result of increases in equity issuance and real estate owned during the year ended December 31, 2013. The primary general and administrative expense items are professional fees, board of directors costs, state franchise and income taxes, escrow and trustee fees, fees for unused amounts on the Line of Credit and other licenses and fees.
Property Operating Expenses. Property operating expenses increased $198,000 to $391,000 for the year ended December 31, 2013, compared to $193,000 for the year ended December 31, 2012. The increase was primarily due to the acquisition of 22 properties subsequent to December 31, 2012. The primary property operating expense items are property taxes, repairs and maintenance and property insurance.
Advisory Expenses. Advisory expenses increased $607,000 to $806,000 for the year ended December 31, 2013, compared to $199,000 for the year ended December 31, 2012. The increase was due to an increase in advisory and performance fees earned by our advisor pursuant to our advisory agreement due to an increase in our NAV.
Acquisition Related Expenses. Acquisition related expenses increased $831,000 to $852,000 for the year ended December 31, 2013, compared to $21,000 for the year ended December 31, 2012. The increase was primarily due to the acquisition related expenses incurred in connection with the purchase of 22 commercial properties for an aggregate purchase price of $70.5 million during the year ended December 31, 2013, compared to the purchase of one commercial property for a purchase price $1.8 million during the year ended December 31, 2012.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $880,000 to $1.5 million for the year ended December 31, 2013, compared to $650,000 for the year ended December 31, 2012. The increase was primarily related to depreciation and amortization on 22 properties acquired subsequent to December 31, 2012.
Interest and Other Expense, Net. Interest and other expense, net increased $129,000 to $944,000 for the year ended December 31, 2013, compared to $815,000 for the year ended December 31, 2012. The increase was primarily due to an increase in our average outstanding debt balance throughout the year ended December 31, 2013 compared to the year ended December 31, 2012.
Year Ended December 31, 2012
Revenue for the year ended December 31, 2012 totaled $2.7 million. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 94% of our total revenues during the year ended December 31, 2012. We also paid certain operating expenses subject to reimbursement by our tenants, which resulted in $150,000 in tenant reimbursement income during the year ended December 31, 2012.
General and administrative expenses for the year ended December 31, 2012 totaled $890,000, primarily related to fees paid to our independent directors, fees for unused amounts under our Line of Credit, insurance, legal fees and accounting fees. For the year ended December 31, 2012, property operating expenses were $193,000, primarily related to property taxes, property insurance and repairs and maintenance. In addition, advisory expenses were $199,000 for the year ended December 31, 2012, related to advisory and performance fees earned by our advisor pursuant to our advisory agreement.

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
Portfolio Information
Real Estate Portfolio
As of December 31, 2013, we owned 32 commercial properties located in 19 states, comprising 720,000 rentable square feet, including square feet of buildings which are on land subject to ground leases. As of December 31, 2013, these properties were 99.8% leased with a weighted average remaining lease term of 12.8 years.
As of December 31, 2013, our five highest tenant concentrations, based on annualized gross rental revenue, were as follows:

			2013	Percentage of
	Total	Leased	Gross Annualized	2013
	Number	Square	Rental Revenue	Gross Annualized
Tenant	of Leases	Feet (1)	(in thousands)	Rental Revenue
CVS — drugstore	4	45,060	$746	9%
FedEx — logistics	3	69,050	652	8%
Lowe’s — home and garden	1	125,357	623	8%
Kroger — grocery	1	47,608	580	7%
Tractor Supply — home and garden	2	37,897	561	7%
	11	324,972	$3,162	39%

(1) Including square feet of the buildings on land that is subject to ground leases.
As of December 31, 2013, our five highest tenant industry concentrations, based on gross annualized rental revenue, were as follows:

			2013	Percentage of
	Total	Leased	Gross Annualized	2013
	Number	Square	Rental Revenue	Gross Annualized
Industry	of Leases	Feet (1)	(in thousands)	Rental Revenue
Home and garden	5	178,699	$1,362	17%
Grocery	3	95,384	1,314	16%
Drugstore	6	75,135	1,304	16%
Discount store	6	75,300	765	9%
Logistics (shipping, delivery, warehousing)	3	69,050	652	8%
	23	493,568	$5,397	66%

(1) Including square feet of the buildings on land that is subject to ground leases.

As of December 31, 2013, our five highest geographic concentrations, based on gross annualized rental revenue, were as follows:

			2013	Percentage of
	Total	Rentable	Gross Annualized	2013
	Number of	Square	Rental Revenue	Gross Annualized
Location	Properties	Feet (1)	(in thousands)	Rental Revenue
Michigan	3	108,911	$1,281	16%
Texas	3	135,556	1,169	14%
Ohio	2	136,079	792	10%
Tennessee	1	40,928	505	6%
Georgia	3	34,542	479	6%
	12	456,016	$4,226	52%

(1) Including square feet of the buildings on land that is subject to ground leases.
For more information on diversification and statistics of our wholly-owned real estate assets, see “Item 2 — Properties” above.
Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.002429042 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2013 and ending on September 30, 2013. Our board of directors authorized a daily distribution of $0.002563727 per share for stockholders of record as of the close of business on each day of the period commencing on October 1, 2013 for W Shares, October 10, 2013 for A Shares (the day on which A Shares were first issued) and November 19, 2013 for I Shares (the day on which I Shares were first issued), and ending on December 31, 2013. In addition, our board of directors authorized a daily distribution of $0.002563727 per share for stockholders of record as of the close of business on each day of the period commencing January 1, 2014 and ending on March 31, 2014. The daily distribution amount for each class of outstanding common stock is adjusted based on the relative NAV of the various classes each day so that, from day to day, distributions constitute a uniform percentage of the NAV per share of all classes. As a result, from day to day, the per share daily distribution for each outstanding class of common stock may be higher or lower than the daily distribution amount authorized by our board of directors based on the relative NAV of each class of common stock on that day.
During the years ended December 31, 2013 and 2012, we paid distributions of $2.0 million and $578,000, respectively, including $634,000 and $8,000, respectively, through the issuance of shares pursuant to the DRIP. The distributions paid during the year ended December 31, 2013 were funded by cash flows from operations, including cash flows in excess of distributions from the prior year, of $1.7 million, or 86%, and proceeds from the Offering of $276,000, or 14%. Net cash flows for the year ended December 31, 2013 reflect a reduction of $852,000 for real estate acquisition related expenses incurred and expensed. We treat our real estate acquisition expenses as funded by proceeds from the Offering of our shares. Therefore, for consistency, proceeds from the issuance of common stock have been reported as a source of distributions to the extent that acquisition expenses have reduced net cash flows from operating activities in the current and prior periods. Our distributions for the year ended December 31, 2012 were fully funded by net cash provided by operating activities.

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
Our share redemption plan includes certain redemption limits, including a quarterly limit and, in some cases, a stockholder by stockholder limit. During the year ended December 31, 2013, we received redemption requests for, and redeemed approximately 39,000 W Shares for $627,000. See Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for additional terms of the share redemption program, including the share redemption plan limits.
We intend to fund share redemptions with available cash, proceeds from our liquid investments and proceeds from sales of additional shares. We may, after taking the interests of our Company as a whole and the interests of our remaining stockholders into consideration, use proceeds from any available sources at our disposal to satisfy redemption requests, including, but not limited to, proceeds from sales of additional shares, excess cash flow from operations, sales of our liquid investments, incurrence of indebtedness and, if necessary, proceeds from the disposition of real estate properties or real estate related assets. In an effort to have adequate cash available to support our share redemption plan, Cole Advisors may determine to reserve borrowing capacity under the Line of Credit. Cole Advisors could then elect to borrow against the Line of Credit in part to redeem shares presented for redemption during periods when we do not have sufficient proceeds from the sale of shares in the Offering to fund all redemption requests.
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
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, distributions and redemptions to stockholders and interest on the Line of Credit. We expect to meet our short-term liquidity requirements through available cash, cash provided by property operations, proceeds from the Offering and borrowings from the Line of Credit. As of December 31, 2013, we had $900,000 available on the Line of Credit. Subsequent to December 31, 2013, we added three properties to our borrowing base, increasing the borrowing base to approximately $57.0 million. In addition, we increased the Line of Credit to $75.0 million, as discussed in Note 7 to the consolidated financial statements in this Annual Report on Form 10-K.

The Line of Credit had a scheduled maturity of December 8, 2014; however, we may elect to extend the maturity date for a period of 12 months upon the satisfaction of certain conditions in the Credit Agreement. As a result, we believe that the resources stated above will be sufficient to satisfy our short-term operating requirements, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
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
We expect that substantially all net cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we may use other sources to fund distributions, as necessary, including proceeds from the Offering, borrowings on the Line of Credit and/or future borrowings on our unencumbered assets. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Offering or debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt or distributions to our stockholders.
As of December 31, 2013, we had received and accepted subscriptions for approximately 4.2 million shares of common stock for gross proceeds of $67.8 million. As of December 31, 2013, we had redeemed approximately 39,000 W Shares for $627,000. No redemption requests received during the year ended December 31, 2013 went unfulfilled.
As of December 31, 2013, we had $43.9 million of debt outstanding on our Line of Credit and $900,000 of available borrowings based on the borrowing base. See Note 7 to our consolidated financial statements in this Annual Report on Form 10-K for certain terms of the Line of Credit. Our contractual obligations as of December 31, 2013 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - line of credit (2)	$43,900	$43,900	$—	$—	$—
Interest payments - line of credit (3)	1,200	1,200	—	—	—
Total	$45,100	$45,100	$—	$—	$—

(1)	The table does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Does not include the impact of any extension. We may elect to extend the maturity of the Line of Credit for a period of 12 months upon the satisfaction of certain conditions in the Credit Agreement.

(3)	Payment obligations for the amount outstanding under the Line of Credit were calculated based on an interest rate of 2.88% in effect as of December 31, 2013.
Our charter prohibits us from incurring debt that would cause our borrowings to exceed 75% of our gross assets, valued at the aggregate cost (before depreciation and other non-cash reserves), unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report. During the initial period of the Offering, our board of directors, including a majority of our independent directors, approved borrowing exceeding this limit because we are in the process of raising sufficient equity capital to acquire our portfolio. After we have acquired a substantial portfolio, our advisor will target a leverage of 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets. As of December 31, 2013, our ratio of debt to total gross real estate assets, net of gross intangible lease liabilities, was 42%.

Cash Flow Analysis
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Operating Activities. Net cash provided by operating activities increased $975,000 to $1.7 million for the year ended December 31, 2013, compared to $675,000 for the year ended December 31, 2012. The increase was primarily due to a decrease in net loss before non-cash adjustments for depreciation, amortization of intangibles, amortization of deferred financing costs and amortization of discounts on marketable securities of $546,000, combined with a net increase in working capital accounts of $427,000. This increase was primarily due to the acquisition of 22 rental income-producing properties subsequent to December 31, 2012. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities increased $67.7 million to $71.0 million for the year ended December 31, 2013, compared to $3.3 million for the year ended December 31, 2012. The increase was primarily due to the acquisition of 22 commercial properties during the year ended December 31, 2013. We acquired one commercial property during the year ended December 31, 2012.
Financing Activities. Net cash provided by financing activities increased $71.2 million to $73.7 million for the year ended December 31, 2013, compared to $2.5 million for the year ended December 31, 2012. During the year ended December 31, 2013, our loan activity resulted in net borrowings of $23.3 million. During the year ended December 31, 2012, our loan activity resulted in net repayments of $800,000. Additionally, the increase in net cash provided by financing activities was due to proceeds of $53.5 million from the issuance of common stock during the year ended December 31, 2013, compared to proceeds of $3.7 million from the issuance of common stock during the year ended December 31, 2012.
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Operating Activities. Net cash provided by operating activities increased $744,000 to $675,000 for the year ended December 31, 2012, compared to net cash used in operating activities of $69,000 for the year ended December 31, 2011. The increase was primarily due to a decrease in net loss before non-cash adjustments for depreciation, amortization of intangibles, amortization of deferred financing costs and amortization of discounts on marketable securities of $1.1 million, resulting from a full year of operations in 2012. This increase was partially offset by a net decrease in working capital accounts of $345,000. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.
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

Election as a REIT
From the date of our formation and until the day following the date on which we issued shares to stockholders other than CHC, we were a qualified subchapter S subsidiary of CHC, and therefore were disregarded as an entity separate from CHC for U.S. federal income tax purposes. We have elected to be taxed, and currently qualify, as a REIT under the Code. To maintain our qualification as a REIT, we must continue to meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income, determined without regard to the deduction for dividends paid and excluding certain non-cash items and net capital gains.
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
Related-Party Transactions and Agreements
We have entered into agreements with Cole Advisors and its affiliates, whereby we agree to pay certain fees, or reimburse certain expenses of, Cole Advisors or its affiliates, primarily advisory and performance fees and expenses, organization and offering costs, sales commissions, dealer manager fees and expenses, distribution fees and reimbursement of certain acquisition and operating costs. See Note 10 to our consolidated financial statements in this Annual Report on Form 10-K for a further explanation of the various related-party transactions, agreements and fees.
Conflicts of Interest
Affiliates of Cole Advisors act as an advisor to, and our executive officers and at least one of our directors act as officers and/or directors of, ARCP, CCPT, CCPT IV, CCPT V, CCIT and CCIT II, all of which are REITs offered, distributed and/or managed by affiliates of Cole Advisors. As such, there are conflicts of interest where Cole Advisors or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for ARCP or another real estate program sponsored by Cole Capital, may be in conflict with us in connection with providing services to other real estate related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of Cole Advisors and ARCP and these other real estate programs sponsored by Cole Capital could influence the advice to us. See “Item 1 — Business — Conflicts of Interest” in this Annual Report on Form 10-K.

Subsequent Events
Certain events occurred subsequent to December 31, 2013 through the filing date of this Annual Report on Form 10-K. Refer to Note 16 to our consolidated financial statements in this Annual Report on Form 10-K for further explanation.
Recent Accounting Pronouncements
Refer to Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off Balance Sheet Arrangements
As of December 31, 2013 and 2012, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with the acquisition of our properties, we have obtained variable rate debt financing, and are therefore exposed to changes in LIBOR. As of December 31, 2013, we had $43.9 million of variable rate debt outstanding on our Line of Credit, and a change of 50 basis points in interest rates would result in a change in interest expense of $220,000 per annum. In the future, our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. In addition, we expect that we may enter into derivative financial instruments such as interest rate swaps, interest rate caps, and rate lock arrangements in order to mitigate our interest rate risk. To the extent we enter into such arrangements, we will be exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2013.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2013, were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2013.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2014 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2014 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2014 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2014 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2014 annual meeting of stockholders.

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
Phoenix, Arizona
We have audited the accompanying consolidated balance sheets of Cole Real Estate Income Strategy (Daily NAV), Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cole Real Estate Income Strategy (Daily NAV), Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 27, 2014

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2013	December 31, 2012
ASSETS
Investment in real estate assets:
Land	$24,143	$12,765
Buildings and improvements, less accumulated depreciation of $1,451 and $440, respectively	67,123	16,634
Intangible lease assets, less accumulated amortization of $795 and $246, respectively	11,530	3,703
Total investment in real estate assets, net	102,796	33,102
Investment in marketable securities	460	227
Total investment in real estate assets and marketable securities, net	103,256	33,329
Cash and cash equivalents	5,370	998
Restricted cash	105	122
Rents and tenant receivables	581	310
Prepaid expenses and other assets	107	105
Deferred financing costs, less accumulated amortization of $489 and $189, respectively	464	345
Total assets	$109,883	$35,209
LIABILITIES AND STOCKHOLDERS’ EQUITY
Line of credit	$43,900	$20,640
Accounts payable and accrued expenses	479	374
Escrowed investor proceeds	105	122
Due to affiliates	829	335
Acquired below market lease intangibles, less accumulated amortization of $126 and $51, respectively	1,348	903
Distributions payable	317	65
Deferred rental income and other liabilities	261	120
Total liabilities	47,239	22,559
Commitments and contingencies
Redeemable common stock	6,982	3,770
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
A Shares common stock, $0.01 par value; 163,000,000 shares authorized, 23,767 and 0 shares issued and outstanding, respectively	—	—
I Shares common stock, $0.01 par value; 163,000,000 shares authorized, 129,176 and 0 shares issued and outstanding, respectively	1	—
W Shares common stock, $0.01 par value; 164,000,000 shares authorized, 3,993,916 and 914,037 shares issued and outstanding, respectively	40	9
Capital in excess of par value	59,573	10,010
Accumulated distributions in excess of earnings	(3,949)	(1,140)
Accumulated other comprehensive (loss) income	(3)	1
Total stockholders’ equity	55,662	8,880
Total liabilities and stockholders’ equity	$109,883	$35,209
The accompanying notes are an integral part of these consolidated financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Revenues:
Rental and other property income	$4,748	$2,537	$149
Tenant reimbursement income	336	150	6
Interest income on marketable securities	5	1	—
Total revenues	5,089	2,688	155
Expenses:
General and administrative expenses	1,100	890	62
Property operating expenses	391	193	7
Advisory expenses	806	199	6
Acquisition related expenses	852	21	417
Depreciation	1,011	422	17
Amortization	519	228	9
Total operating expenses	4,679	1,953	518
Operating income (loss)	410	735	(363)
Other expense:
Interest and other expense, net	944	815	54
Net loss	$(534)	$(80)	$(417)
Weighted average number of common shares outstanding:
Basic and diluted	2,509,921	722,190	57,169
Net loss per common share:
Basic and diluted	$(0.21)	$(0.11)	$(7.29)
The accompanying notes are an integral part of these consolidated financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Net loss	$(534)	$(80)	$(417)
Other comprehensive (loss) income:
Reclassification of previous unrealized loss on marketable securities into net loss	1	—	—
Unrealized (loss) gain on marketable securities	(5)	1	—
Total other comprehensive (loss) income	(4)	1	—
Comprehensive loss	$(538)	$(79)	$(417)
The accompanying notes are an integral part of these consolidated financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	W Shares Common Stock		A Shares Common Stock		I Shares Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2011	13,333	$—	—	$—	—	$—	$200	$—	$—	$200
Issuance of common stock	666,667	7	—	—	—	—	9,993	—	—	10,000
Distributions to investors	—	—	—	—	—	—	—	(37)	—	(37)
Dealer manager fees	—	—	—	—	—	—	(4)	—	—	(4)
Other offering costs	—	—	—	—	—	—	(75)	—	—	(75)
Comprehensive loss	—	—	—	—	—	—	—	(417)	—	(417)
Balance, December 31, 2011	680,000	7	—	—	—	—	10,114	(454)	—	9,667
Issuance of common stock	234,037	2	—	—	—	—	3,727	—	—	3,729
Distributions to investors	—	—	—	—	—	—		(606)	—	(606)
Dealer manager fees	—	—	—	—	—	—	(33)	—	—	(33)
Other offering costs	—	—	—	—	—	—	(28)	—	—	(28)
Changes in redeemable common stock	—	—	—	—	—	—	(3,770)	—	—	(3,770)
Comprehensive (loss) income	—	—	—	—	—	—	—	(80)	1	(79)
Balance, December 31, 2012	914,037	9	—	—	—	—	10,010	(1,140)	1	8,880
Issuance of common stock	3,247,362	32	23,767	—	235	—	54,053	—	—	54,085
Transfer of common stock	(128,941)	(1)	—	—	128,941	1	—	—	—	—
Distributions to investors	—	—	—	—	—	—	—	(2,275)	—	(2,275)
Commissions on stock sales and related dealer manager fees	—	—	—	—	—	—	(245)	—	—	(245)
Other offering costs	—	—	—	—	—	—	(406)	—	—	(406)
Redemptions of common stock	(38,542)	—	—	—	—	—	(627)	—	—	(627)
Changes in redeemable common stock	—	—	—	—	—	—	(3,212)	—	—	(3,212)
Comprehensive loss	—	—	—	—	—	—	—	(534)	(4)	(538)
Balance, December 31, 2013	3,993,916	$40	23,767	$—	129,176	$1	$59,573	$(3,949)	$(3)	$55,662
The accompanying notes are an integral part of these consolidated financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Cash flows from operating activities:
Net loss	$(534)	$(80)	$(417)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,011	422	17
Amortization of intangible lease assets and below market lease intangibles, net	474	188	8
Amortization of deferred financing costs	300	177	12
Amortization on marketable securities, net	3	1	—
Loss on sale of marketable securities	2	—	—
Changes in assets and liabilities:
Rents and tenant receivables	(271)	(269)	(40)
Prepaid expenses and other assets	(2)	(103)	(2)
Accounts payable and accrued expenses	105	245	129
Deferred rental income and other liabilities	141	1	119
Due to affiliates	421	93	105
Net cash provided by (used in) operating activities	1,650	675	(69)
Cash flows from investing activities:
Investment in real estate and related assets	(70,734)	(2,921)	(29,914)
Investment in marketable securities	(361)	(243)	—
Proceeds from sale of marketable securities	119	16	—
Change in restricted cash	17	(122)	—
Net cash used in investing activities	(70,959)	(3,270)	(29,914)
Cash flows from financing activities:
Proceeds from line of credit	48,875	1,675	—
Repayments of line of credit	(25,615)	(2,475)	21,440
Proceeds from issuance of common stock	53,451	3,722	10,000
Offering costs on issuance of common stock	(578)	—	(4)
Redemptions of common stock	(627)	—	—
Distributions to investors	(1,389)	(570)	—
Change in escrowed investor proceeds liability	(17)	122	—
Deferred financing costs paid	(419)	(16)	(518)
Net cash provided by financing activities	73,681	2,458	30,918
Net increase (decrease) in cash and cash equivalents	4,372	(137)	935
Cash and cash equivalents, beginning of year	998	1,135	200
Cash and cash equivalents, end of year	$5,370	$998	$1,135

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock issued through distribution reinvestment plan	$634	$8	$—
Distributions declared and unpaid	$317	$65	$37
Accrued dealer manager fee and other offering costs	$210	$137	$75
Reclassification of unrealized loss on marketable securities into net loss	$1	$—	$—
Unrealized (loss) gain on marketable securities	$(5)	$1	$—
Accrued property escrow deposits due to affiliate	$—	$—	$905

Supplemental Cash Flow Disclosures:
Interest paid	$602	$634	$—
The accompanying notes are an integral part of these consolidated financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Real Estate Income Strategy (Daily NAV), Inc. (the “Company”) is a Maryland corporation that was formed on July 27, 2010, which has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. Substantially all of the Company’s business is conducted through Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP (“Cole OP”), a Delaware limited partnership. The Company is the sole general partner of, and owns directly or indirectly, 100% of the partnership interest in Cole OP. The Company is externally managed by Cole Real Estate Income Strategy (Daily NAV) Advisors, LLC (“Cole Advisors”), which was indirectly owned by Cole Real Estate Investments, Inc. (NYSE: COLE) (“Cole”, formerly known as Cole Credit Property Trust III, Inc.) as a result of Cole acquiring Cole Holdings Corporation (“CHC”) on April 5, 2013 pursuant to a transaction whereby CHC merged with and into CREInvestments, LLC (“CREI”), a wholly-owned subsidiary of Cole. On February 7, 2014, American Realty Capital Properties, Inc. (“ARCP”) acquired Cole pursuant to a transaction whereby Cole merged with and into Clark Acquisition, LLC, a wholly owned subsidiary of ARCP (“Merger Sub”), with Merger Sub surviving as a wholly owned subsidiary of ARCP (the “ARCP Merger”). ARCP is a self-managed publicly traded Maryland corporation listed on The NASDAQ Global Select Market, focused on acquiring and owning single tenant freestanding commercial properties subject to net leases with high credit quality tenants. As a result of the ARCP Merger, ARCP indirectly owns and/or controls the Company’s external advisor, Cole Advisors, the Company’s dealer manager, Cole Capital Corporation (“CCC”), the Company’s property manager, CREI Advisors, LLC (“CREI Advisors”), and the Company’s sponsor, Cole Capital™.
On December 6, 2011, pursuant to a registration statement filed on Form S-11 (Registration No. 333-169535) (the “Initial Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”), the Company commenced its initial public offering on a “best efforts” basis of $4.0 billion in shares of common stock. On August 26, 2013, pursuant to a registration statement filed on Form S-11 (Registration No. 333-186656) (the “Multi-Class Registration Statement”) under the Securities Act, the Company designated the existing shares of the Company’s common stock that were sold prior to such date to be W Shares of common stock and registered two new classes of the Company’s common stock, Advisor Class shares (“A Shares”) and Institutional Class shares (“I Shares”). Pursuant to the Multi-Class Registration Statement, the Company is offering up to $4.0 billion in shares of common stock of the three classes (the “Offering”), consisting of $3.5 billion in shares in the Company’s primary offering (the “Primary Offering”) and $500.0 million in shares pursuant to a distribution reinvestment plan (the “DRIP”). The Company is offering to sell any combination of W Shares, A Shares and I Shares with a dollar value up to the maximum offering amount.
The Company’s per share purchase price for each class of common stock varies from day-to-day and, on each business day, is equal to, for each class of common stock, the Company’s net asset value (“NAV”) for such class, divided by the number of shares of that class outstanding as of the close of business on such day, plus, for A Shares sold in the Primary Offering, applicable selling commissions. The Company’s NAV per share is calculated daily as of the close of business by an independent fund accountant using a process that reflects (1) estimated values of each of the Company’s commercial real estate assets, related liabilities and notes receivable secured by real estate provided periodically by the Company’s independent valuation expert in individual appraisal reports, (2) daily updates in the price of liquid assets for which third party market quotes are available, (3) accruals of daily distributions, and (4) estimates of daily accruals, on a net basis, of operating revenues, expenses, debt service costs and fees. As of December 31, 2013 the NAV per share for W Shares, A Shares, and I Shares was $16.84, $16.83, and $16.85, respectively. The Company’s NAV is not audited or reviewed by its independent registered public accounting firm.
The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio primarily consisting of (1) necessity retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States and U.S. protectorates, (2) notes receivable secured by commercial real estate, including the origination of loans, and (3) cash, cash equivalents, other short-term investments and traded real estate-related securities. As of December 31, 2013, the Company owned 32 commercial properties located in 19 states, containing 720,000 rentable square feet of commercial space, including square feet of buildings which are on land subject to ground leases. As of December 31, 2013, these properties were 99.8% leased.
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

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.
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
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate and related assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the years ended December 31, 2013, 2012 or 2011.
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

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of December 31, 2013, 2012 or 2011.
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

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investment in Marketable Securities
Investment in marketable securities consists primarily of the Company’s investment in corporate and government debt securities. The Company determines the appropriate classification for debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 2013, the Company classified its investments as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive (loss) income.
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
Restricted Cash and Escrows
Included in restricted cash were escrowed investor proceeds for which shares of common stock had not been issued as of December 31, 2013 and December 31, 2012.
Rents and Tenant Receivables
Rents and tenant receivables primarily include amounts to be collected in future periods related to the recognition of rental income on a straight-line basis over the lease term and cost recoveries due from tenants. The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy, if any, are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company’s reported net income or loss is directly affected by management’s estimate of the collectability of accounts receivable. The Company records allowances for those balances that the Company deems to be uncollectible, including any amounts relating to straight-line rent receivables. As of December 31, 2013 and 2012, no balances were deemed uncollectible and no allowance was recorded.
Prepaid Expenses and Other Assets
Prepaid expenses and other assets include expenses paid as of the balance sheet date that relate to future periods and will be expensed or reclassified to another account during the period to which the costs relate. Any amounts with no future economic benefit are charged to earnings when identified.
Deferred Financing Costs
Deferred financing costs are capitalized and amortized on a straight-line basis over the term of the related financing arrangement, which approximates the effective interest method. If a note payable is prepaid, any unamortized deferred financing costs related to the note payable would be expensed. Amortization of deferred financing costs was $300,000, $177,000 and $12,000 for the years ended December 31, 2013, 2012 and 2011, respectively, and was recorded in interest expense in the consolidated statements of operations.

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
Income Taxes
The Company elected to be taxed, and currently qualifies as, a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with its taxable year ending December 31, 2012. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes its taxable income to its stockholders, and so long as it distributes at least 90% of its taxable income, determined without regard to the deduction for dividends paid and excluding certain non-cash items and net capital gains. REITs are subject to a number of other organizational and operational requirements. Even if the Company maintains its qualification to be taxed as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Concentration of Credit Risk
As of December 31, 2013, the Company had cash on deposit at two financial institutions, in one of which the Company had deposits in excess of federally insured levels totaling $5.1 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of December 31, 2013, no single tenant accounted for greater than 10% of the Company’s 2013 gross annualized rental revenues. Tenants in the home and garden, grocery and drugstore industries accounted for 17%, 16% and 16%, respectively, of the Company’s 2013 gross annualized rental revenues. Additionally, the Company has certain geographic concentrations in its property holdings. In particular, as of December 31, 2013, three of the Company’s properties were located in Michigan and three of the Company’s properties were located in Texas, accounting for 16% and 14%, respectively, of the Company’s 2013 gross annualized rental revenues.
Offering and Related Costs
Cole Advisors funds all of the organization and offering costs associated with the sale of the Company’s common stock (excluding selling commissions, the distribution fee and the dealer manager fee) and is reimbursed for such costs up to 0.75% of gross proceeds from the Offering, excluding selling commissions charged on A Shares sold in the Primary Offering. As of December 31, 2013, Cole Advisors, or its affiliates, had paid organization and offering costs in excess of the 0.75% in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable to Cole Advisors.
Due to Affiliates
Cole Advisors and certain of its affiliates received, and will continue to receive fees, reimbursements and compensation in connection with services provided relating to the Offering and the acquisition, management and performance of the Company’s assets. As of December 31, 2013 and 2012, $829,000 and $335,000, respectively, was due to Cole Advisors and its affiliates for such services, as discussed in Note 10 to these consolidated financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stockholders’ Equity
As of December 31, 2013, the Company was authorized to issue up to 500,000,000 shares of capital stock. Of the total number of shares of capital stock authorized (a) 490,000,000 shares are designated as common stock, 164,000,000 of which are classified as W Shares, 163,000,000 of which are classified as A Shares and 163,000,000 of which are classified as I Shares, and (b) 10,000,000 shares are designated as preferred stock. All shares of such stock have a par value of $0.01 per share. The par value of investor proceeds raised from the Offering is classified as common stock, with the remainder allocated to capital in excess of par value. The Company’s board of directors may amend the charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval.
Redeemable Common Stock
The Company has adopted a share redemption program that permits its stockholders to redeem their shares, subject to certain limitations discussed in Note 12 to these consolidated financial statements. The Company records amounts that are redeemable under the share redemption program as redeemable common stock outside of permanent equity in its consolidated balance sheets. Redeemable common stock is recorded at the greater of the carrying amount or redemption value each reporting period. Changes in the value from period to period are recorded as an adjustment to capital in excess of par value.
As of December 31, 2013, the quarterly redemption capacity was equal to 10% of the Company’s NAV and this amount was recorded as redeemable common stock on the consolidated balance sheet for a total of $7.0 million. As of December 31, 2012, the outstanding shares eligible for redemption were recorded as redeemable common stock on the consolidated balance sheet, at the NAV per share, for a total of $3.8 million. As of December 31, 2013 and 2012, certain shares were not permitted to be redeemed subject to certain limitations as discussed in Note 12 to these consolidated financial statements.
Loss Per Share
Loss per share is calculated based on the weighted average number of common shares outstanding during each period presented. Diluted loss per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the years ended December 31, 2013, 2012 and 2011.
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
Interest
Interest is charged to interest expense as it accrues. No interest costs were capitalized during the years ended December 31, 2013, 2012 and 2011.
Distributions Payable and Distribution Policy
In order to qualify as a REIT, the Company is required, among other things, to make distributions each taxable year equal to at least 90% of its taxable income, determined without regard to the deduction for dividends paid and excluding certain non-cash items and net capital gains. To the extent funds are available, the Company intends to pay regular distributions to stockholders. Distributions are paid to stockholders of record as of the applicable record dates.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s board of directors authorized a daily distribution, based on 365 days in the calendar year of $0.002429042 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2013 and ending on September 30, 2013. The Company’s board of directors authorized a daily distribution of $0.002563727 per share (the “Daily Distribution Amount”) for stockholders of record as of the close of business on each day of the period commencing on October 1, 2013 for W Shares, October 10, 2013 for A Shares (the day on which A Shares were first issued) and November 19, 2013 for I Shares (the day on which I Shares were first issued), and ending on December 31, 2013. The Daily Distribution Amount for each class of outstanding common stock is adjusted based on the relative NAV of the various classes each day so that, from day to day, distributions constitute a uniform percentage of the NAV per share of all classes. As a result, from day to day, the per share daily distribution for each outstanding class of common stock may have been higher or lower than $0.002563727 per share based on the relative NAV of each class of common stock on that day. As of December 31, 2013, the Company had distributions payable of $317,000. The distributions were paid in January 2014, of which $122,000 were reinvested in shares through the DRIP.
Recent Accounting Pronouncements
In February 2013, the U.S. Financial Accounting Standards Board issued Accounting Standards Update, 2013-02 Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which amended the reporting requirements for comprehensive income pertaining to the reclassification of items out of accumulated other comprehensive income. ASU 2013-02 was effective for the Company beginning January 1, 2013, and the Company has presented the required information within the consolidated statements of other comprehensive income (loss) and notes to the financial statements.
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
Line of credit – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The estimated fair value of the Company’s debt was $43.9 million and $20.6 million as of December 31, 2013 and 2012, respectively, which approximated the carrying value on such dates. The fair value of the Company’s debt is estimated using Level 2 inputs.
Marketable securities – The Company’s marketable securities are carried at fair value and are valued using Level 1 inputs. The estimated fair value of the Company’s marketable securities are based on quoted market prices that are readily and regularly available in an active market.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of December 31, 2013, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
NOTE 4 — REAL ESTATE ASSETS
2013 Property Acquisitions
During the year ended December 31, 2013, the Company acquired a 100% interest in 22 commercial properties for an aggregate purchase price of $70.5 million (the “2013 Acquisitions”). The Company purchased the 2013 Acquisitions with net proceeds from the Offering, combined with proceeds from borrowings, as discussed in Note 7 to these consolidated financial statements. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

December 31, 2013
Land	$11,378
Building and improvements	51,500
Acquired in-place leases	7,963
Acquired above market leases	213
Acquired below market leases	(520)
Total purchase price	$70,534
The Company recorded revenue of $2.2 million and net income of $337,000 for the year ended December 31, 2013 related to the 2013 Acquisitions. In addition, the Company recorded $852,000 of acquisition related expenses for the year ended December 31, 2013.
The following information summarizes selected financial information of the Company, as if all of the 2013 Acquisitions were completed on January 1, 2012 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended
	December 31, 2013	December 31, 2012
Pro forma basis (unaudited):
Revenue	$8,771	$8,538
Net income	$879	$859
The unaudited pro forma information for the year ended December 31, 2013 was adjusted to exclude acquisition costs related to the 2013 Acquisitions. These costs were recognized in the unaudited pro forma information for the year ended December 31, 2012. The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of periods presented, nor does it purport to represent the results of future operations.
2012 Property Acquisitions
During the year ended December 31, 2012, the Company acquired a 100% interest in one single tenant retail building for a price of $1.8 million (the “2012 Acquisition”). The Company purchased the 2012 Acquisition with net proceeds from the offering under the Initial Registration Statement. The Company allocated the purchase price of the property to the fair value of the assets acquired. The following table summarizes the purchase price allocation (in thousands):

December 31, 2012
Land	$141
Building and improvements	1,449
Acquired in-place leases	191
Total purchase price	$1,781

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company recorded revenue of $11,000 and a net loss of $17,000 for the year ended December 31, 2012 related to the 2012 Acquisition. In addition, the Company recorded $21,000 of acquisition related expenses for the year ended December 31, 2012.
The following information summarizes selected financial information of the Company, as if the 2012 Acquisition was completed on January 1, 2011 for each period presented below.  The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
Pro forma basis (unaudited):
Revenue	$2,806	$285
Net income (loss)	$15	$(360)
The unaudited pro forma information for the year ended December 31, 2012 was adjusted to exclude acquisition costs related to the 2012 Acquisition. These costs were recognized in the unaudited pro forma information for the year ended December 31, 2011. The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of periods presented, nor does it purport to represent the results of future operations.
NOTE 5 — INTANGIBLE LEASE ASSETS
Intangible lease assets consisted of the following (in thousands, except weighted average life amounts):

	As of December 31,
	2013	2012
In-place leases, net of accumulated amortization of $765 and $237, respectively
(with a weighted average life remaining of 13.3 and 16.9 years, respectively).	$11,247	$3,612
Acquired above market leases, net of accumulated amortization of $30 and $9,
respectively (with a weighted average life remaining of 11.4 and 10.4 years, respectively).	283	91
	$11,530	$3,703
Amortization expense related to the in-place lease assets for the years ended December 31, 2013, 2012 and 2011, was $528,000, $228,000 and $9,000, respectively. Amortization expense related to the acquired above market lease assets for the years ended December 31, 2013, 2012 and 2011 was $21,000, $9,000 and $1,000, respectively, and was recorded as a reduction to rental and other property income in the consolidated statements of operations.
As of December 31, 2013, the estimated amortization expense relating to the intangible lease assets for each of the five succeeding fiscal years is as follows (in thousands):

	Amortization
Year ending December 31,	In-Place Leases	Above Market Leases
2014	$1,018	$33
2015	$954	$33
2016	$937	$33
2017	$915	$27
2018	$894	$19

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6 — MARKETABLE SECURITIES
The Company owned marketable securities with an estimated fair value of $460,000 and $227,000 as of December 31, 2013 and 2012, respectively. The following is a summary of the Company’s available-for-sale securities as of December 31, 2013 (in thousands):

	Available-for-sale securities
	Amortized Cost Basis	Unrealized Loss	Fair Value
U.S. Treasury Bonds	$95	$—	$95
U.S. Agency Bonds	105	(1)	104
Corporate Bonds	263	(2)	261
Total available-for-sale securities	$463	$(3)	$460
The following table provides the activity for the marketable securities during the year ended December 31, 2013 (in thousands):

	Amortized Cost Basis	Unrealized Gain (Loss)	Fair Value
Marketable securities as of January 1, 2013	$226	$1	$227
Face value of marketable securities acquired	356	—	356
Premiums and discounts on purchase of marketable securities, net of acquisition costs	6	—	6
Amortization on marketable securities	(3)	—	(3)
Sales of securities	(122)	1	(121)
Decrease in fair value of marketable securities	—	(5)	(5)
Marketable securities as of December 31, 2013	$463	$(3)	$460
During the year ended December 31, 2013, the Company sold 18 marketable securities for aggregate proceeds of $119,000 and recorded a loss of $2,000 related to the sales, which is included in interest and other expense, net, on the accompanying consolidated statement of operations for the year ended December 31, 2013. In addition, the Company recorded an unrealized loss of $5,000 on its investments, which is included in accumulated other comprehensive (loss) income on the accompanying consolidated statement of stockholders’ equity for the year ended December 31, 2013 and the consolidated balance sheet as of December 31, 2013. The cumulative unrealized loss is deemed to be a temporary impairment based upon (i) the Company having no intent to sell each security, (ii) it is more likely than not that the Company will not be required to sell each security before recovery and (iii) the Company’s expectation to recover the entire amortized cost basis of each security. The Company determined that the cumulative unrealized loss resulted from volatility in interest rates and other qualitative factors relating to macro-economic conditions in the bond market rather than being credit related, and such factors do not present adverse changes in expected cash flows or redemptions. Furthermore, the Company considered the composition of its available-for-sale securities portfolio, which included U.S. treasury bonds, U.S. agency bonds and corporate bonds issued by corporations with strong credit standings and history of operations.
The following table shows the fair value and gross unrealized losses of the Company’s available-for-sale securities as of December 31, 2013 and the length of time the available-for-sale securities have been in the unrealized loss position (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury Bonds	$79	$(1)	$—	$—	$79	$(1)
U.S. Agency Bonds	80	(1)	—	—	80	(1)
Corporate Bonds	125	(3)	—	—	125	(3)
Total temporarily impaired securities	$284	$(5)	$—	$—	$284	$(5)

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The scheduled maturities of the Company’s marketable securities as of December 31, 2013 are as follows (in thousands):

	Available-for-sale securities
	Amortized Cost	Estimated Fair Value
Due within one year	$25	$25
Due after one year through five years	374	373
Due after five years through ten years	64	62
Due after ten years	—	—
Total	$463	$460
Actual maturities of marketable securities can differ from contractual maturities because borrowers on certain debt securities may have the right to prepay their respective debt obligations at any time. In addition, factors such as prepayments and interest rates may affect the yields on the such securities.
NOTE 7 — LINE OF CREDIT
As of December 31, 2013, the Company had $43.9 million of debt outstanding under its secured revolving line of credit, as amended (the “Line of Credit”). The Line of Credit provides up to $50.0 million of borrowings pursuant to a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) and other lending institutions that may become parties to the Credit Agreement. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the total debt outstanding was $73.7 million as of December 31, 2013.
The Line of Credit allows Cole OP to borrow up to $50.0 million in revolving loans (the “Revolving Loans”), with the maximum amount outstanding not to exceed the borrowing base (the “Borrowing Base”), calculated as 65% of the aggregate value allocated to each qualified property comprising eligible collateral (collectively, the “Qualified Properties”).
As of December 31, 2013, the Borrowing Base under the Line of Credit was approximately $44.8 million based on the the underlying collateral pool of Qualified Properties of $73.7 million. Up to 15.0% of the total amount available may be used for issuing letters of credit and up to 10.0% of the Line of Credit, not to exceed $15.0 million, may be used for short term (ten day) advances. Subject to meeting certain conditions described in the Credit Agreement and the payment of certain fees, the amount of the Line of Credit may be increased up to a maximum of $250.0 million.
The Revolving Loans bear interest at rates depending upon the type of loan specified by Cole OP. For a eurodollar rate loan, as defined in the Credit Agreement, the interest rate will be equal to the one-month LIBOR for the interest period, plus 2.55%. For floating rate loans, the interest rate will be a per annum amount equal to 1.55%, plus the greatest of (1) the Federal Funds Rate plus 0.5%; (2) JPMorgan Chase’s Prime Rate, as defined in the Credit Agreement; or (3) LIBOR plus 1.0%. The Line of Credit matures on December 8, 2014, however the Company may elect to extend the maturity date for a period of 12 months upon the satisfaction of certain conditions in the Credit Agreement. As of December 31, 2013, amounts outstanding on the Line of Credit accrued interest at an annual rate of 2.88%.
The Credit Agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements and dividend payout and REIT status requirements. The Credit Agreement also includes usual and customary events of default and remedies for facilities of this nature. Based on the Company’s analysis and review of its results of operations and financial condition, as of December 31, 2013, the Company believes it was in compliance with the covenants of the Credit Agreement.
Subsequent to December 31, 2013, the Company entered into a third modification agreement which increased the line of credit to $75.0 million, as discussed in Note 16 to these consolidated financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Maturities
The following table summarizes the scheduled repayment of the Line of Credit assuming no changes to the borrowing base assets and no extension is elected by the Company (in thousands):

Year ending December 31,	Principal Repayments
2014	$43,900
Thereafter	—
Total	$43,900
NOTE 8 — ACQUIRED BELOW MARKET LEASE INTANGIBLES
Acquired below market lease intangibles consisted of the following (in thousands, except weighted average life amounts):

	As of December 31,
	2013	2012
Acquired below market leases, net of accumulated amortization of $126 and $51,
respectively (with a weighted average life remaining of 15.3 and 19.5 years, respectively)	$1,348	$903
During the years ended December 31, 2013, 2012 and 2011, $75,000, $49,000 and $2,000, respectively, were recorded as an increase to rental and other property income resulting from the amortization of the intangible lease liabilities.
As of December 31, 2013, the estimated amortization of the intangible lease liabilities for each of the five succeeding fiscal years is as follows (in thousands):

Amortization of
Year ending December 31,	Below Market Leases
2014	$111
2015	$109
2016	$106
2017	$104
2018	$92
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
Offering
In connection with the Offering, CCC, the Company’s dealer manager, will receive selling commissions, an asset-based dealer manager fee and/or an asset-based distribution fee, as summarized in the table below for each class of common stock:

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
All organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, the distribution fee and the dealer manager fee) are paid for by Cole Advisors or its affiliates and can be reimbursed by the Company up to 0.75% of the aggregate gross offering proceeds, excluding selling commissions charged on A Shares sold in the Primary Offering. As of December 31, 2013, Cole Advisors or its affiliates had paid organization and offering costs in excess of the 0.75% in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable to Cole Advisors.
The Company recorded fees and expense reimbursements as shown in the table below for services provided by Cole Advisors and its affiliates related to the services described above during the years indicated (in thousands):

	Year Ended December 31,
	2013	2012	2011
Offering:
Selling commissions	$16	$—	$—
Selling commissions reallowed by CCC	$16	$—	$—
Distribution fee	$—	$—	$—
Dealer manager fees	$229	$34	$4
Dealer manager fees reallowed by CCC	$7	$—	$—
Organization and offering expense reimbursement	$406	$28	$75
CCC waived its right to receive its dealer manager fee for the six months ended June 30, 2012; accordingly, no amounts were recorded during such period. In addition, no selling commissions or distribution fees were recorded during the nine months ended September 30, 2013 or during the years ended December 31, 2012 and 2011.
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

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company will reimburse Cole Advisors for the operating expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse for any amount by which its operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceeds the greater of (1) 2% of average invested assets, or (2) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Cole Advisors waived its right to receive operating expense reimbursements for the years ended December 31, 2013, 2012 and 2011; accordingly, the Company did not reimburse Cole Advisors for any such expenses during the years ended December 31, 2013, 2012 and 2011.
In addition, the Company will reimburse Cole Advisors for all out-of-pocket expenses incurred in connection with the acquisition of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be reimbursed to Cole Advisors or its affiliates. Acquisition expenses, together with any acquisition fees paid to third parties for a particular real estate-related asset, will in no event exceed 6% of the gross purchase price. Cole Advisors waived its right to receive acquisition expense reimbursements for the years ended December 31, 2013, 2012 and 2011; accordingly, the Company did not reimburse Cole Advisors for any such expenses during those years.
Cole Advisors has implemented an expense cap for each of the three months ended December 31, 2013, March 31, 2014 and June 30, 2014, whereby Cole Advisors will fund all general and administrative expenses of the Company that are in excess of an amount calculated by multiplying the average net asset value, or NAV, for the respective three month period by an annualized rate of 1.25% (the “Excess G&A”). General and administrative expenses, as presented in these consolidated financial statements, include, but are not limited to, legal fees, audit fees, board of directors costs, professional fees, escrow and trustee fees, insurance, state franchise and income taxes and fees for unused amounts on the Line of Credit. At Cole Advisors discretion, it may fund the Excess G&A through reimbursement to the Company or payment to third parties on behalf of the Company, but in no event will the Company be liable to Cole Advisors in future periods for such amounts paid or reimbursed.
As compensation for services provided pursuant to the advisory agreement, the Company will also pay Cole Advisors a performance-based fee calculated based on the Company’s annual total return to stockholders for each class of common stock (defined below), payable annually in arrears. The performance fee will be calculated such that for any calendar year in which the total return per share for a particular class exceeds 6% (the “6% Return”), Cole Advisors will receive 25% of the excess total return on such class above the 6% Return allocable to that class, but in no event will the Company pay Cole Advisors more than 10% of the aggregate total return, for that class, for such year. However, in the event the NAV per share of the Company’s W Shares, A Shares and I Shares decreases below the base NAV for the respective share class ($15.00, $16.72 and $16.82 for the W Shares, A Shares and I Shares, respectively) (the “Base NAV”), the performance-based fee for a respective class will not be calculated on any increase in NAV up to the Base NAV for the respective share class. In addition, the performance fee will not be paid with respect to any calendar year in which the NAV per share as of the last business day of the calendar year (the “Ending NAV”) for the respective share class is less than the Base NAV of that class. The Base NAV of any share class is subject to downward adjustment in the event that the Company’s board of directors, including a majority of the independent directors, determines that such an adjustment is necessary to provide an appropriate incentive to Cole Advisors to perform in a manner that seeks to maximize stockholder value and is in the best interests of the Company’s stockholders. In the event of any stock dividend, stock split, recapitalization or similar change in the Company’s capital structure, the Base NAV for the respective share class shall be ratably adjusted to reflect the effect of any such event.
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

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company recorded fees and expense reimbursements as shown in the table below for services provided by Cole Advisors or its affiliates related to the services described above during the years indicated (in thousands):

	Year Ended December 31,
	2013	2012	2011
Acquisitions, Operations and Performance:
Acquisition expense reimbursement	$—	$—	$—
Advisory fee	$375	$56	$6
Operating expense reimbursement	$—	$—	$—
Performance fee	$431	$143	$—
Due to Affiliates
As of December 31, 2013, $829,000 was due to Cole Advisors and its affiliates related to performance fees, advisory, distribution and dealer manager fees, organization and offering expenses, and escrow deposits and acquisition expenses that were paid on the Company’s behalf in connection with the acquisition of the Company’s properties and were included in due to affiliates on the consolidated balance sheet. As of December 31, 2012, $335,000 was due to Cole Advisors and its affiliates, related to performance fees, advisory and dealer manager fees, and organization and offering expenses and were included in due to affiliates on the consolidated balance sheet.
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
NOTE 12 — STOCKHOLDERS’ EQUITY
As of December 31, 2013, the Company was authorized to issue up to 500,000,000 shares of capital stock. Of the total number of shares of capital stock authorized (a) 490,000,000 shares are designated as common stock, 164,000,000 of which are classified as W Shares, 163,000,000 of which are classified as A Shares, and 163,000,000 of which are classified as I Shares, and (b) 10,000,000 shares are designated as preferred stock. All shares of such stock have a par value of $0.01 per share. The Company’s board of directors may amend the charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. During the year ended December 31, 2013, the Company issued a total of 3.3 million shares including 38,000 shares issued under the DRIP, for gross proceeds of $54.1 million. As of December 31, 2013, the Company had issued 4.2 million shares of common stock for cumulative gross proceeds of $67.8 million.
NAV per Share Calculation
The Company’s per share purchase and redemption price for each class varies from day-to-day. The Company has engaged an independent valuation expert which has expertise in appraising commercial real estate assets and related liabilities, to provide, on a rolling quarterly basis, valuations of each of the Company’s commercial real estate assets and related liabilities to be set forth in individual appraisal reports, and to adjust those valuations for events known to the independent valuation expert that it believes are likely to have a material impact on previously provided estimates of the value of the affected commercial real estate assets or related real estate liabilities. In addition, the calculation of NAV for each class includes liquid assets, which are priced daily using third party pricing services, and cash and cash equivalents.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has retained an independent fund accountant to calculate the daily NAV for each class, which uses a process that reflects (1) estimated values of each of the Company’s commercial real estate assets, related liabilities and notes receivable secured by real estate provided periodically by the Company’s independent valuation expert, in individual appraisal reports, (2) daily updates in the price of liquid assets for which third party market quotes are available, (3) accruals of the daily distributions for each class, and (4) estimates of daily accruals, on a net basis, of the Company’s operating revenues, expenses, including class-specific expenses, debt service costs and fees, including class-specific fees. Selling commissions will have no effect on the NAV of any class.
The result of this calculation is the NAV for each class of shares as of the end of any business day. The NAV per share is determined by allocating the NAV to each share class based on its respective ownership percentage. The NAV for each class is then be adjusted for contributions, redemptions and accruals of the class’s daily distributions and estimates of class-specific fee and expense accruals. Distributions reflect the daily distribution rate set by the Company’s board of directors, which may vary for each class. The NAV per share for each class is determined by dividing such class’s NAV on such day by the number of shares outstanding for that class as of the end of such business day, prior to giving effect to any share purchases or redemptions to be effected on such day. At regularly scheduled board of directors meetings, the Company’s board of directors reviews the process by which the Company’s advisor estimated the daily accruals and the independent fund accountant calculated the NAV per share, and the operation and results of the process to determine NAV per share generally. The Company’s NAV is not calculated in accordance with GAAP and is not audited by the independent registered public accounting firm.
Distribution Reinvestment Plan
Pursuant to the DRIP, the Company allows stockholders to elect to have their distributions reinvested in additional shares of the Company’s common stock. The purchase price for shares under the DRIP is equal to the NAV per share on the date that the distribution is payable, after giving effect to the distribution. During the years ended December 31, 2013 and 2012, 38,000 and 460 shares were purchased under the DRIP for $634,000 and $8,000, respectively. No shares were purchased under the DRIP during the year ended December 31, 2011.
Share Redemption Program
The Company has adopted a share redemption plan whereby on any business day, stockholders may request that the Company redeem all or any portion of their shares, subject to certain limitations described below. Pursuant to the share redemption program, the Company will initially redeem shares at a redemption price per share on any business day equal to the Company’s NAV per share for the class of shares being redeemed, without giving effect to any share purchases or redemptions to be effected on such day, less any applicable short-term trading fees. Subject to limited exceptions, stockholders who redeem their shares within the first 365 days from the date of purchase will be subject to a short-term trading fee of 2% of the aggregate NAV per share of the shares of common stock received.
In each calendar quarter, net redemptions will be limited to 5% of the Company’s total NAV as of the end of the immediately preceding quarter. If less than the full 5% limit available for a quarter is used, the unused percentage will be carried over to the next quarter (the “Carryover Percent”), but the maximum carryover percentage will never exceed 15% in the aggregate, and net redemptions in any quarter may never exceed 10% of the prior quarter’s NAV. On each business day, the Company will calculate the maximum amount available for redemptions as 5% plus the Carryover Percent times the prior quarter-end’s NAV, plus share sales for the quarter, minus share redemptions for the quarter (the “Quarterly Limit”). Redemption requests will be satisfied on a first-come-first-served basis up to the Quarterly Limit. A redemption request must be received by 4:00 p.m. Eastern Time on the last business day that the New York Stock Exchange is open for trading prior to the end of a calendar quarter in order for the current Quarterly Limit to apply.
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
The Company has adopted several restrictions with respect to the redemption of 627,979 and 38,688 W Shares owned by CHC Investments LLC and a trust to which a former director of the Company was a trustee, respectively. The Company will not allow these shareholders to redeem such shares until the Company has raised $100.0 million in the Offering. Redemption requests made for these shares will only be accepted (1) on the last business day of a calendar quarter, (2) after all redemption requests from all other stockholders for such quarter have been accepted and (3) to the extent that such redemptions do not cause net redemptions to exceed 5% of the Company’s total NAV as of the end of the immediately preceding quarter. Redemption requests for these shares will otherwise be subject to the same limitations as other stockholder redemption requests as described above.
In addition, as of December 31, 2013, CREI, as the successor to CHC, owned 13,333 W Shares. CREI was prohibited from selling these shares, which represents the initial investment in the Company, for so long as the Company’s sponsor was CREI or an affiliate of CREI; provided, however, that CREI could transfer ownership of all or a portion of such shares to other affiliates of the Company’s sponsor. Subsequent to December 31, 2013, the ownership of such shares was transferred to ARC Properties Operating Partnership, L.P. as discussed in Note 16 to these consolidated financial statements.
The Company may fund redemptions with proceeds from any available source, including, but not limited to, available cash, proceeds from sales of additional shares, excess cash flow from operations, sales of liquid investments, incurrence of indebtedness and, if necessary, proceeds from the disposition of real estate properties or real estate-related assets. The Company may reserve borrowing capacity under its Line of Credit and elect to borrow against the Line of Credit in part to redeem shares presented for redemption during periods when the Company does not have sufficient proceeds from the sale of shares to fund all redemption requests. Additionally, the Company’s board of directors may modify or suspend its redemption plan at any time in its sole discretion if it believes that such action is in the best interest of the stockholders.
As of December 31, 2013, the quarterly redemption capacity was equal to 10% of the Company’s NAV and this amount was recorded as redeemable common stock on the consolidated balance sheet for a total of $7.0 million.
During the year ended December 31, 2013, the Company received redemption requests for, and redeemed approximately 39,000 W Shares of common stock for $627,000.
NOTE 13 — INCOME TAXES
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S stockholders’ basis (but not below zero) in their shares. The following table shows the character of the distributions we paid on a percentage basis for the years ended December 31, 2013 and 2012:

Character of Distributions (unaudited):	2013	2012
Ordinary dividends	33.2%	2.5%
Nontaxable distributions	66.8%	97.5%
Total	100%	100%
As of December 31, 2013, the tax basis carrying value of the Company’s land and depreciable real estate assets was $102.2 million. During the years ended December 31, 2013 and 2012, the Company distributed as dividends to its shareholders 100% of its taxable income for federal income tax purposes. Accordingly, no provision for federal income taxes related to such taxable income was recorded on the Company's financial statements. During the years ended December 31, 2013 and 2012, the Company incurred state and local income and franchise taxes of $35,000 and $22,000, respectively, which were recorded in general and administrative expenses on the consolidated statements of operations.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company had no unrecognized tax benefits as of or during the years ended December 31, 2013 and 2012. Any interest and penalties related to unrecognized tax benefits would be recognized within the provision for income taxes in the accompanying consolidated statements of operations. The Company files income tax returns in the U.S. federal jurisdiction, as well as various state jurisdictions, and is subject to routine examinations by the respective tax authorities.

For the taxable year ended December 31, 2011, the Company was not taxed as a REIT and as such, none of the distributions declared were taxable to the stockholder. Rather, the Company elected to be taxed as a qualified subchapter S subsidiary of its sole stockholder under Section 1361(b)(3)(B) of the Internal Revenue Code for the taxable year ended December 31, 2011. As such, the Company has no income tax provision recorded in its consolidated financial statements for the year ended December 31, 2011.
NOTE 14 — OPERATING LEASES
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2013, the leases had a weighted-average remaining term of 12.8 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. As of December 31, 2013, the future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years was as follows (in thousands):

Year ending December 31,	Future Minimum Rental Income
2014	$8,155
2015	8,005
2016	7,964
2017	7,895
2018	7,781
Thereafter	64,297
Total	$104,097
NOTE 15 — QUARTERLY RESULTS (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2013 and 2012 (in thousands, except per share amounts). In the opinion of management, the information for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for each period.

	December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$780	$994	$1,361	$1,954
Operating income (loss)	158	75	(153)	330
Net loss	(22)	(97)	(389)	(26)
Basic and diluted net loss per common share	(0.02)	(0.05)	(0.13)	(0.01)
Distributions declared per common share	0.22	0.22	0.22	0.25

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$660	$668	$660	$700
Operating income	249	201	168	117
Net income (loss)	47	(6)	(35)	(86)
Basic and diluted net income (loss) per common share	0.07	(0.01)	(0.05)	(0.11)
Distributions declared per common share	0.21	0.21	0.21	0.21

NOTE 16 — SUBSEQUENT EVENTS
Investment in Real Estate Assets
Subsequent to December 31, 2013, the Company acquired a 100% interest in five real estate properties for an aggregate purchase price of $9.4 million. The acquisitions were funded with proceeds from the Offering.
Status of the Offering
As of March 25, 2014, the Company had received $78.9 million in gross offering proceeds through the issuance of approximately 4.8 million shares of its common stock in the Offering (including shares issued pursuant to the DRIP).
Line of Credit
Subsequent to December 31, 2013, Cole OP entered into a third modification agreement (the “Third Modification Agreement”) with JPMorgan Chase, which exercised $25.0 million of the $200.0 million accordion feature in the Credit Agreement, and increased the allowable borrowings up to $75.0 million in revolving loans. The Third Modification Agreement contains customary representations, warranties and borrowing conditions. Cole OP paid certain fees under the Third Modification Agreement, including an up-front fee. Additionally, Cole OP increased the Borrowing Base to $57.0 million.
Subsequent to December 31, 2013, the Company borrowed $7.0 million and repaid $9.5 million of the amounts outstanding under the Line of Credit. As of March 25, 2014, the Company had $41.4 million outstanding under the Line of Credit, with a weighted average interest rate of 2.74%, and $15.6 million available for borrowing.
Cap on General and Administrative Expenses
As discussed in Note 10 to these consolidated financial statements, Cole Advisors stated that it will continue the existing expense cap for the three months ending March 31, 2014 and June 30, 2014, whereby Cole Advisors will fund all Excess G&A of the Company for the three months ending March 31, 2014 and June 30, 2014, respectively.
ARCP Merger
On February 7, 2014, ARCP acquired Cole pursuant to a transaction whereby Cole merged with and into the Merger Sub, with Merger Sub surviving as a wholly owned subsidiary of ARCP. ARCP is a self-managed publicly traded Maryland corporation listed on The NASDAQ Global Select Market, focused on acquiring and owning single tenant freestanding commercial properties subject to net leases with high credit quality tenants. As a result of the ARCP Merger, ARCP indirectly owns and/or controls the Company’s external advisor, Cole Advisors, the Company’s dealer manager, CCC, the Company’s property manager, CREI Advisors, and the Company’s sponsor, Cole Capital. Despite the indirect change of control that occurred for the Company’s advisor, dealer manager, property manager and sponsor as a result of the consummation of the ARCP Merger, such entities are expected to continue to serve in their respective capacities to the Company.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In connection with the ARCP Merger, Christopher H. Cole and Marc T. Nemer voluntarily resigned as members of the Company’s board of directors, effective as of February 7, 2014. These resignations were not a result of any disagreements with the Company on any matter relating to the Company’s operations, policies or practices. In connection with the resignations of Messrs. Cole and Nemer, the board of directors appointed Nicholas S. Schorsch and William M. Kahane as directors of the Company effective as of February 7, 2014 to fill the vacancies on the board of directors resulting from the resignations of Messrs. Cole and Nemer. Messrs. Schorsch and Kahane will each serve until the Company’s next annual meeting of stockholders and until his respective successor is duly elected and qualifies or until his earlier resignation or removal in accordance with the Company’s organizational documents and applicable law.
In addition, Mr. Cole stepped down from his roles as the chairman, president and chief executive officer of the Company, effective as of February 7, 2014. In connection with such resignation, the board of directors appointed Mr. Schorsch as chairman, president and chief executive officer of the Company effective as of February 7, 2014.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

					Gross Amount
					at Which
		Initial Costs to Company		Total	Carried At	Accumulated
			Buildings &	Adjustment	December 31, 2013	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Real Estate Held for Investment the Company Has Invested in Under Operating Leases
Advance Auto:
Macomb Township, MI	(f)	718	1,146	—	1,864	63	12/20/2011	2009
Sedalia, MO	(f)	374	1,187	—	1,561	10	9/23/2013	2013
Algonac Plaza:
Algonac, MI	(f)	1,097	7,718	—	8,815	87	8/30/2013	2002
CVS:
Austin, TX	(f)	1,417	1,579	—	2,996	84	12/8/2011	1997
Erie, PA	(f)	1,007	1,157	—	2,164	61	12/9/2011	1999
Mansfield, OH	(f)	270	1,691	—	1,961	89	12/9/2011	1998
Wisconsin Rapids, WA	—	518	2,148	—	2,666	2	12/13/2013	2013
Dollar General:
Berwick, LA	(f)	141	1,448	—	1,589	45	11/30/2012	2012
Independence, MO	—	276	1,017	—	1,293	22	3/15/2013	2012
Sardis City, AL	(f)	334	1,058	—	1,392	17	6/26/2013	2012
St. Joseph, MO	—	197	972	—	1,169	20	4/2/2013	2013
FedEx:
Elko, NV	(f)	186	2,024	—	2,210	35	5/28/2013	2012
Norfolk, NE	(f)	618	2,499	—	3,117	25	8/19/2013	2013
Spirit Lake, IA	—	115	2,501	—	2,616	3	12/12/2013	2013
Fresenius Medical Care:
Baton Rouge (Foster), LA	(f)	145	696	—	841	26	1/22/2013	2006
Baton Rouge (Howell), LA	(f)	215	1,423	—	1,638	45	1/22/2013	2008
Jo-Ann's
Roseville, MI	(f)	506	2,747	—	3,253	25	9/30/2013	1996
Kum & Go
Cedar Rapids, IA	—	630	1,679	—	2,309	30	5/3/2013	2011
Lowe's
Fremont, OH	—	1,287	7,125	—	8,412	9	12/11/2013	1996
Mattress Firm
Gadsden, AL	(f)	393	1,413	—	1,806	20	6/10/2013	2012
Natural Grocers
Prescott, AZ	—	795	2,802	—	3,597	54	5/6/2013	2012
PetSmart
Little Rock, AR	(f)	1,283	2,820	—	4,103	36	7/19/2013	1996
Sherwin-Williams
Douglasville, GA	(f)	417	578	—	995	6	8/2/2013	2009
Lawrenceville, GA	(f)	320	845	—	1,165	7	9/24/2013	2013
Sunoco
Merritt Island, FL	(f)	577	1,762	—	2,339	31	4/12/2013	2008
Tellico Greens
Loudon, TN	—	823	3,959	—	4,782	4	12/20/2013	2008
The Parke:
San Antonio, TX	(f)	6,912	148	171	7,231	39	12/9/2011	2008
TJ Maxx
Danville, IL	(f)	271	2,528	—	2,799	23	9/23/2013	2013

S-1

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

					Gross Amount
					at Which
		Initial Costs to Company		Total	Carried At	Accumulated
			Buildings &	Adjustment	December 31, 2013	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Tractor Supply:
Brunswick, GA	(f)	438	2,268	—	2,706	133	12/9/2011	2008
Lockhart, TX	(f)	464	2,046	—	2,510	116	12/8/2011	2008
Walgreens:
Albuquerque, NM	(f)	789	1,609	9	2,407	84	12/7/2011	1995
Reidsville, NC	(f)	610	3,801	—	4,411	200	12/8/2011	2008
TOTAL:	(f)	24,143	68,394	180	92,717	1,451
(a) As of December 31, 2013, the Company owned 29 single tenant, freestanding retail properties and three multi-tenant retail properties.
(b) The aggregate cost for federal income tax purposes was approximately $102.2 million.
(c) The following is a reconciliation of total real estate carrying value for the years ended December 31:

	2013	2012	2011
Balance, beginning of period	$29,839	$28,069	$—
Additions
Acquisitions	62,878	1,590	28,069
Improvements	—	180	—
Total additions	62,878	1,770	28,069
Deductions
Cost of real estate sold	—	—	—
Total deductions	—	—	—
Balance, end of period	$92,717	$29,839	$28,069
(d) The following is a reconciliation of accumulated depreciation for the years ended December 31:

	2013	2012	2011
Balance, beginning of period	$440	$17	$—
Additions
Acquisitions - Depreciation Expense for Building & Tenant Improvements Acquired	990	420	17
Improvements - Depreciation Expense for Tenant Improvements & Building Equipment	21	3	—
Total additions	1,011	423	17
Deductions
Cost of real estate sold	—	—	—
Total deductions	—	—	—
Balance, end of period	$1,451	$440	$17
(e) The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, tenant improvements are amortized over the respective lease term and buildings are depreciated over 40 years.
(f) Part of the Line of Credit’s Borrowing Base. As of December 31, 2013, the Company had $43.9 million outstanding under the Line of Credit.

S-2

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of March 2014.

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

Signature	Title	Date

/s/ NICHOLAS S. SCHORSCH	Chairman, Chief Executive Officer and President	March 27, 2014
Nicholas S. Schorsch	(Principal Executive Officer)

/s/ D. KIRK MCALLASTER, JR.	Executive Vice President, Chief Financial Officer and	March 27, 2014
D. Kirk McAllaster, Jr.	Treasurer (Principal Financial Officer)

/s/ SIMON J. MISSELBROOK	Senior Vice President of Accounting	March 27, 2014
Simon J. Misselbrook	(Principal Accounting Officer)

/s/ T. PATRICK DUNCAN	Director	March 27, 2014
T. Patrick Duncan

/s/ GEORGE N. FUGELSANG	Director	March 27, 2014
George N. Fugelsang

/s/ WILLIAM M. KAHANE	Director	March 27, 2014
William M. Kahane

/s/ RICHARD J. LEHMANN	Director	March 27, 2014
Richard J. Lehmann

/s/ ROGER D. SNELL	Director	March 27, 2014
Roger D. Snell

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

1.1
Amended and Restated Dealer Manager Agreement by and between Cole Real Estate Income Strategy (Daily NAV), Inc. and Cole Capital Corporation, dated as of August 26, 2013 (Incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K (File No. 333-169535), filed on August 26, 2013).

1.2	Form of Selected Dealer Agreement (Incorporated by reference to Exhibit 1.3 to the Company’s pre-effective amendment to Form S-11 (File No. 333-186656), filed on August 16, 2013).

3.1
Second Articles of Amendment and Restatement of Cole Real Estate Income Strategy (Daily NAV), Inc., dated as of August 26, 2013 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 333-169535), filed on August 26, 2013).

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

10.3
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

10.4
Modification Agreement dated March 20, 2012 by and among Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP as borrower, and JPMorgan Chase Bank, N.A., as administrative agent and lender (Incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K (File No. 333-169535), filed on March 30, 2012).

10.5
Second Modification Agreement dated September 6, 2012 by and among Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP as borrower, and JPMorgan Chase Bank, N.A., as administrative agent and lender (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 333-169535), filed on November 9, 2012).

10.6
Second Amended and Restated Agreement of Limited Partnership of Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP, dated as of August 26, 2013 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 333-169535), filed on August 26, 2013).

10.7
Amended and Restated Advisory Agreement by and among Cole Real Estate Income Strategy (Daily NAV), Inc., Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP and Cole Real Estate Income Strategy (Daily NAV) Advisors, LLC, dated as of August 26, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 333-169535), filed on August 26, 2013).

10.8
First Amendment to Amended and Restated Escrow Agreement by and among Cole Real Estate Income Strategy (Daily NAV), Inc., Cole Capital Corporation and UMB Bank, N.A., dated as of August 26, 2013 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 333-169535), filed on August 26, 2013).

Exhibit No.	Description

10.9
Second Amendment to Amended and Restated Escrow Agreement by and among Cole Real Estate Income Strategy (Daily NAV), Inc., Cole Capital Corporation and UMB Bank, N.A. (Incorporated by reference to Exhibit 10.20 to the Company’s post-effective amendment to Form S-11 (File No. 333-186656), filed on November 15, 2013).

10.10
Third Modification Agreement dated January 17, 2014 by and among Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP, as borrower, and JPMorgan Chase Bank, N.A., as administrative agent and lender (Incorporated by reference to Exhibit 10.21 to the Company’s post-effective amendment to Form S-11 (File No. 333-186656), filed on February 18, 2014).

21.1*	List of Subsidiaries

31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**
Certifications of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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