Form 10-Q
period 2014-03-31
COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
filed 2014-05-13
CIK 1498542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 000-55187
__________________________________________
COLE REAL ESTATE INCOME STRATEGY
(DAILY NAV), INC.
(Exact name of registrant as specified in its charter)
__________________________________________

Maryland	27-3147801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2325 East Camelback Road, Suite 1100 Phoenix, Arizona 85016	(602) 778-8700
(Address of principal executive offices; zip code)	(Registrant’s telephone number, including area code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 9, 2014, there were approximately 5.0 million shares of Wrap Class common stock, approximately 145,000 shares of Advisor Class common stock and approximately 132,000 shares of Institutional Class common stock, par value $0.01 each, of Cole Real Estate Income Strategy (Daily NAV), Inc. outstanding.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
ASSETS
Investment in real estate assets:
Land	$27,017	$24,143
Buildings and improvements, less accumulated depreciation of $1,972 and $1,451, respectively	76,111	67,123
Intangible lease assets, less accumulated amortization of $1,077 and $795, respectively	13,087	11,530
Total investment in real estate assets, net	116,215	102,796
Investment in marketable securities	484	460
Total investment in real estate assets and marketable securities, net	116,699	103,256
Cash and cash equivalents	836	5,370
Restricted cash	249	105
Rents and tenant receivables	662	581
Prepaid expenses and other assets	104	107
Deferred financing costs, less accumulated amortization of $651 and $489, respectively	460	464
Total assets	$119,010	$109,883
LIABILITIES AND STOCKHOLDERS’ EQUITY
Line of credit	$42,900	$43,900
Accounts payable and accrued expenses	522	479
Escrowed investor proceeds	249	105
Due to affiliates	287	829
Acquired below market lease intangibles, less accumulated amortization of $158 and $126, respectively	1,506	1,348
Distributions payable	386	317
Deferred rental income and other liabilities	220	261
Total liabilities	46,070	47,239
Commitments and contingencies
Redeemable common stock	8,173	6,982
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
A Shares common stock, $0.01 par value; 163,000,000 shares authorized, 62,300 and 23,767 shares issued and outstanding, respectively	1	—
I Shares common stock, $0.01 par value; 163,000,000 shares authorized, 130,948 and 129,176 shares issued and outstanding, respectively	1	1
W Shares common stock, $0.01 par value; 164,000,000 shares authorized, 4,617,312 and 3,993,916 shares issued and outstanding, respectively	46	40
Capital in excess of par value	69,419	59,573
Accumulated distributions in excess of earnings	(4,699)	(3,949)
Accumulated other comprehensive loss	(1)	(3)
Total stockholders’ equity	64,767	55,662
Total liabilities and stockholders’ equity	$119,010	$109,883
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenues:
Rental and other property income	$2,162	$731
Tenant reimbursement income	189	48
Interest income on marketable securities	1	1
Total revenue	2,352	780
Expenses:
General and administrative expenses	236	256
Property operating expenses	222	50
Advisory expenses	174	47
Acquisition related expenses	198	68
Depreciation	521	135
Amortization	263	66
Total operating expenses	1,614	622
Operating income	738	158
Other expense:
Interest and other expense, net	457	180
Net income (loss)	$281	$(22)
Weighted average number of common shares outstanding:
Basic and diluted	4,467,058	1,304,096
Net income (loss) per common share:
Basic and diluted	$0.06	$(0.02)
Distributions declared per common share	$0.23	$0.22
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$281	$(22)
Other comprehensive income:
Unrealized gain on marketable securities	2	—
Total other comprehensive income	2	—
Comprehensive income (loss)	$283	$(22)
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	A Shares Common Stock		I Shares Common Stock		W Shares Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2014	23,767	$—	129,176	$1	3,993,916	$40	$59,573	$(3,949)	$(3)	$55,662
Issuance of common stock	38,533	1	1,772	—	653,299	6	11,753	—	—	11,760
Distributions to investors	—	—	—	—	—	—	—	(1,031)	—	(1,031)
Commissions on stock sales and related distribution and dealer manager fees	—	—	—	—	—	—	(126)	—	—	(126)
Other offering costs	—	—	—	—	—	—	(88)	—	—	(88)
Redemptions of common stock	—	—	—	—	(29,903)	—	(502)	—	—	(502)
Changes in redeemable common stock	—	—	—	—	—	—	(1,191)	—	—	(1,191)
Comprehensive income	—	—	—	—	—	—	—	281	2	283
Balance, March 31, 2014	62,300	$1	130,948	$1	4,617,312	$46	$69,419	$(4,699)	$(1)	$64,767
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$281	$(22)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	521	135
Amortization of intangible lease assets and below market lease intangibles, net	250	55
Amortization of deferred financing costs	162	49
Amortization on marketable securities, net	1	1
Changes in assets and liabilities:
Rents and tenant receivables	(81)	(22)
Prepaid expenses and other assets	3	29
Accounts payable and accrued expenses	43	(124)
Deferred rental income and other liabilities	(41)	(72)
Due to affiliates	(524)	(163)
Net cash provided by (used in) operating activities	615	(134)
Cash flows from investing activities:
Investment in real estate and related assets	(14,032)	(4,078)
Investment in marketable securities	(114)	(174)
Proceeds from sale of marketable securities	91	10
Change in restricted cash	(144)	2
Net cash used in investing activities	(14,199)	(4,240)
Cash flows from financing activities:
Proceeds from issuance of common stock	11,383	13,870
Offering costs on issuance of common stock	(232)	(164)
Redemptions of common stock	(502)	(114)
Distributions to investors	(585)	(204)
Proceeds from line of credit	8,500	1,075
Repayments of line of credit	(9,500)	(5,750)
Deferred financing costs paid	(158)	(36)
Change in escrowed investor proceeds liability	144	(2)
Net cash provided by financing activities	9,050	8,675
Net (decrease) increase in cash and cash equivalents	(4,534)	4,301
Cash and cash equivalents, beginning of period	5,370	998
Cash and cash equivalents, end of period	$836	$5,299

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Accrued dealer manager fee and other offering costs	$192	$105
Distributions declared and unpaid	$386	$120
Common stock issued through distribution reinvestment plan	$377	$29
Unrealized gain on marketable securities	$2	$—
Supplemental Cash Flow Disclosures:
Interest paid	$295	$143
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
March 31, 2014

NOTE 1 —	ORGANIZATION AND BUSINESS
Cole Real Estate Income Strategy (Daily NAV), Inc. (the “Company”) is a Maryland corporation that was formed on July 27, 2010, which has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. Substantially all of the Company’s business is conducted through Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP (“Cole OP”), a Delaware limited partnership. The Company is the sole general partner of, and owns, directly or indirectly, 100% of the partnership interest in, Cole OP. The Company is externally managed by Cole Real Estate Income Strategy (Daily NAV) Advisors, LLC, a Delaware limited liability company (“Cole Advisors”), an affiliate of the Company’s sponsor, Cole Capital™, which is a trade name used to refer to a group of affiliated entities directly or indirectly controlled by American Realty Capital Properties, Inc. (“ARCP”), a self-managed publicly traded Maryland corporation listed on The NASDAQ Global Select Market.  On February 7, 2014, ARCP acquired Cole Real Estate Investments, Inc. (“Cole”), which, prior to its acquisition, indirectly owned and/or controlled Cole Advisors, the Company’s dealer manager, Cole Capital Corporation (“CCC”), the Company’s property manager, CREI Advisors, LLC (“CREI Advisors”), and Cole Capital.  As a result of ARCP’s acquisition of Cole, ARCP indirectly owns and/or controls Cole Advisors, CCC, CREI Advisors and Cole Capital.
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
The Company’s per share purchase price for each class of common stock varies from day-to-day and, on each business day, is equal to, for each class of common stock, the Company’s net asset value (“NAV”) for such class, divided by the number of shares of that class outstanding as of the close of business on such day, plus, for A Shares sold in the Primary Offering, applicable selling commissions. The Company’s NAV per share is calculated daily as of the close of business by an independent fund accountant using a process that reflects (1) estimated values of each of the Company’s commercial real estate assets, related liabilities and notes receivable secured by real estate provided periodically by the Company’s independent valuation expert in individual appraisal reports, (2) daily updates in the price of liquid assets for which third party market quotes are available, (3) accruals of daily distributions, and (4) estimates of daily accruals, on a net basis, of operating revenues, expenses, debt service costs and fees. As of March 31, 2014, the NAV per share for W Shares, A Shares and I Shares was $16.99, $16.97 and $17.01, respectively. The Company’s NAV is not audited or reviewed by its independent registered public accounting firm.
The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio primarily consisting of (1) necessity retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States and U.S. protectorates, (2) notes receivable secured by commercial real estate, including the origination of loans, and (3) cash, cash equivalents, other short-term investments and traded real estate-related securities. As of March 31, 2014, the Company owned 40 commercial properties located in 21 states, containing 775,000 rentable square feet of commercial space, including square feet of buildings which are on land subject to ground leases. As of March 31, 2014, these properties were 99.8% leased.
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
March 31, 2014

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2013, and related notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The condensed consolidated unaudited financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
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
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate and related assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the three months ended March 31, 2014 or 2013.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2014

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
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of March 31, 2014 or December 31, 2013.
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
March 31, 2014

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
Investment in Marketable Securities
Investment in marketable securities consists primarily of the Company’s investment in corporate and government debt securities. The Company determines the appropriate classification for debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of March 31, 2014, the Company classified its investments as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive loss.
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
Restricted Cash and Escrows
Included in restricted cash were escrowed investor proceeds for which shares of common stock had not been issued as of March 31, 2014 and December 31, 2013.
Concentration of Credit Risk
As of March 31, 2014, the Company had cash on deposit at two financial institutions, in one of which the Company had deposits in excess of federally insured levels totaling $568,000; however, the Company has not experienced any losses in such accounts. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of March 31, 2014, no single tenant accounted for greater than 10% of the Company’s 2014 gross annualized rental revenues. Tenants in the home and garden, grocery, drugstore and discount store industries accounted for 15%, 14%, 14% and 11%, respectively, of the Company’s 2014 gross annualized rental revenues. Additionally, the Company has certain geographic concentrations in its property holdings. In particular, as of March 31, 2014, five of the Company’s properties were located in Michigan and four of the Company’s properties were located in Texas, accounting for 16% and 14%, respectively, of the Company’s 2014 gross annualized rental revenues.
Offering and Related Costs
Cole Advisors funds all of the organization and offering costs associated with the sale of the Company’s common stock (excluding selling commissions, the distribution fee and the dealer manager fee) and is reimbursed for such costs up to 0.75% of gross proceeds from the Offering, excluding selling commissions charged on A Shares sold in the Primary Offering. As of March 31, 2014, Cole Advisors or its affiliates had paid organization and offering costs in excess of the 0.75% in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable to Cole Advisors.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2014

Redeemable Common Stock
The Company has adopted a share redemption program that permits its stockholders to redeem their shares, subject to certain limitations. The Company records amounts that are redeemable under the share redemption program as redeemable common stock outside of permanent equity on its condensed consolidated unaudited balance sheets. Redeemable common stock is recorded at the greater of the carrying amount or redemption value each reporting period. Changes in the value from period to period are recorded as an adjustment to capital in excess of par value.
As of March 31, 2014 and December 31, 2013, the quarterly redemption capacity was equal to 10% of the Company’s NAV and this amount was recorded as redeemable common stock on the condensed consolidated unaudited balance sheet for a total of $8.2 million and $7.0 million, respectively.
Recent Accounting Pronouncements
In April 2014, the U.S. Financial Accounting Standards Board issued Accounting Standards Update, 2014-08 Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which amends the reporting requirements for discontinued operations by updating the definition of a discontinued operation to be a component of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, resulting in fewer disposals that qualify for discontinued operations reporting, yet, the pronouncement also requires expanded disclosures for discontinued operations. The adoption of ASU 2014-08 did not have a material impact on the Company’s condensed consolidated unaudited financial statements because the Company did not have any discontinued operations.

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
Line of credit – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The estimated fair value of the Company’s debt was $42.9 million and $43.9 million as of March 31, 2014 and December 31, 2013, respectively, which approximated the carrying value on such dates. The fair value of the Company’s debt is estimated using Level 2 inputs.
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

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2014

Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of March 31, 2014, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.

NOTE 4 —	REAL ESTATE ASSETS
2014 Property Acquisitions
During the three months ended March 31, 2014, the Company acquired a 100% interest in eight commercial properties for an aggregate purchase price of $14.0 million (the “2014 Acquisitions”). The Company purchased the 2014 Acquisitions with net proceeds from the Offering combined with proceeds from borrowings, as discussed in Note 6 to these condensed consolidated unaudited financial statements. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

March 31, 2014
Land	$2,874
Building and improvements	9,509
Acquired in-place leases	1,395
Acquired above market leases	444
Acquired below market leases	(190)
Total purchase price	$14,032
The Company recorded revenue of $122,000 and a net loss of $112,000 for the three months ended March 31, 2014 related to the 2014 Acquisitions. In addition, the Company recorded $198,000 of acquisition related expenses for the three months ended March 31, 2014.
The following information summarizes selected financial information of the Company, as if all of the 2014 Acquisitions were completed on January 1, 2013 for each period presented below. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the three months ended March 31, 2014 and 2013, respectively (in thousands):

	Three Months Ended March 31,
	2014	2013
Pro forma basis
Revenue	$2,496	$1,046
Net income (loss)	$461	$(116)
The pro forma information for the three months ended March 31, 2014 was adjusted to exclude acquisition costs related to the 2014 Acquisitions. These costs were recognized in the pro forma information for the three months ended March 31, 2013. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of periods presented, nor does it purport to represent the results of future operations.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2014

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

March 31, 2013
Land	$637
Building and improvements	3,137
Acquired in-place leases	337
Acquired below market leases	(33)
Total purchase price	$4,078
The Company recorded revenue of $50,000 and a net loss of $35,000 for the three months ended March 31, 2013 related to the 2013 Acquisitions. In addition, the Company recorded $68,000 of acquisition related expenses for the three months ended March 31, 2013.
The following information summarizes selected financial information of the Company, as if all of the 2013 Acquisitions were completed on January 1, 2012 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the three months ended March 31, 2013 and 2012, respectively (in thousands):

	Three Months Ended March 31,
	2013	2012
Pro forma basis:
Revenue	$815	$745
Net income	$43	$34
The pro forma information for the three months ended March 31, 2013 was adjusted to exclude acquisition costs related to the 2013 Acquisitions. These costs were recognized in the pro forma information for the three months ended March 31, 2013. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of periods presented, nor does it purport to represent the results of future operations.

NOTE 5 —	MARKETABLE SECURITIES
The Company owned marketable securities with an estimated fair value of $484,000 and $460,000 as of March 31, 2014 and December 31, 2013, respectively. The following is a summary of the Company’s available-for-sale securities as of March 31, 2014 (in thousands):

	Available-for-sale securities
	Amortized Cost Basis	Unrealized Loss	Fair Value
U.S. Treasury Bonds	$154	$—	$154
U.S. Agency Bonds	75	(1)	74
Corporate Bonds	256	—	256
Total available-for-sale securities	$485	$(1)	$484

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2014

The following table provides the activity for the marketable securities during the three months ended March 31, 2014 (in thousands):

	Amortized Cost Basis	Unrealized Loss	Fair Value
Marketable securities as of December 31, 2013	$463	$(3)	$460
Face value of marketable securities acquired	115	—	115
Discounts on purchase of marketable securities, net of acquisition costs	(1)	—	(1)
Amortization on marketable securities	(1)	—	(1)
Sales of securities	(91)	—	(91)
Increase in fair value of marketable securities	—	2	2
Marketable securities as of March 31, 2014	$485	$(1)	$484
During the three months ended March 31, 2014, the Company sold 12 marketable securities for aggregate proceeds of $91,000, which approximated their carrying value. In addition, the Company recorded an unrealized gain of $2,000 on its investments, which is included in accumulated other comprehensive loss on the accompanying condensed consolidated unaudited statement of stockholders’ equity for the three months ended March 31, 2014 and the condensed consolidated unaudited balance sheet as of March 31, 2014. The cumulative unrealized loss is deemed to be a temporary impairment based upon (i) the Company having no intent to sell each security, (ii) it is more likely than not that the Company will not be required to sell each security before recovery and (iii) the Company’s expectation to recover the entire amortized cost basis of each security. The Company determined that the cumulative unrealized loss resulted from volatility in interest rates and other qualitative factors relating to macro-economic conditions in the bond market rather than being credit related, and such factors do not present adverse changes in expected cash flows or redemptions. Furthermore, the Company considered the composition of its available-for-sale securities portfolio, which included U.S. treasury bonds, U.S. agency bonds and corporate bonds issued by corporations with strong credit standings and history of operations.
The following table shows the fair value and gross unrealized losses of the Company’s available-for-sale securities as of March 31, 2014 and the length of time the available-for-sale securities have been in the unrealized loss position (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury Bonds	$99	$(1)	$—	$—	$99	$(1)
U.S. Agency Bonds	69	(1)	—	—	69	(1)
Corporate Bonds	105	(1)	—	—	105	(1)
Total temporarily impaired securities	$273	$(3)	$—	$—	$273	$(3)
The scheduled maturities of the Company’s marketable securities as of March 31, 2014 are as follows (in thousands):

	Available-for-Sale Securities
	Amortized Cost	Estimated Fair Value
Due within one year	$15	$15
Due after one year through five years	332	331
Due after five years through ten years	138	138
Due after ten years	—	—
Total	$485	$484
Actual maturities of marketable securities can differ from contractual maturities because borrowers on certain debt securities may have the right to prepay their respective debt obligations at any time. In addition, factors such as prepayments and interest rates may affect the yields on the such securities.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2014

NOTE 6 —	LINE OF CREDIT
As of March 31, 2014, the Company had $42.9 million of debt outstanding under its secured revolving line of credit, as amended (the “Line of Credit”). The Line of Credit provides up to $75.0 million of borrowings pursuant to a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) and other lending institutions that may become parties to the Credit Agreement. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the total debt outstanding was $88.9 million as of March 31, 2014.
As of December 31, 2013, the Line of Credit allowed Cole OP to borrow up to $50.0 million in revolving loans, with the maximum amount outstanding not to exceed the borrowing base (the “Borrowing Base”), calculated as 65% of the aggregate value allocated to each qualified property comprising eligible collateral (collectively, the “Qualified Properties”). On January 17, 2014, Cole OP entered into a third modification agreement (the “Third Modification Agreement”) with JPMorgan Chase, which exercised $25.0 million of the $200.0 million accordion feature in the Credit Agreement, and increased the allowable borrowings from up to $50.0 million to up to $75.0 million in revolving loans, with the maximum amount outstanding not to exceed the Borrowing Base, calculated as 65% of the aggregate value allocated to the Qualified Properties. The Third Modification Agreement contained customary representations, warranties and borrowing conditions. Cole OP paid certain fees under the Third Modification Agreement, including an up-front fee.
As of March 31, 2014, the Borrowing Base under the Line of Credit was approximately $57.0 million based on the underlying collateral pool of Qualified Properties. Up to 15.0% of the total amount available may be used for issuing letters of credit and up to 10.0% of the Line of Credit, not to exceed $15.0 million, may be used for short term (ten day) advances. Subject to meeting certain conditions described in the Credit Agreement and the payment of certain fees, the amount of the Line of Credit may be increased up to a maximum of $250.0 million. The Line of Credit matures on December 8, 2014; however, the Company may elect to extend the maturity date for a period of 12 months upon the satisfaction of certain conditions in the Credit Agreement. As of March 31, 2014, amounts outstanding on the Line of Credit accrued interest at an annual rate of 2.81%.
The Credit Agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements and dividend payout and REIT status requirements. The Credit Agreement also includes usual and customary events of default and remedies for facilities of this nature. Based on the Company’s analysis and review of its results of operations and financial condition, as of March 31, 2014, the Company believes it was in compliance with the covenants of the Credit Agreement.

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
March 31, 2014

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
(1) The selling commission is based on the offering price for A Shares. The selling commission expressed as a percentage of NAV per A Share, rather than the offering price, is up to 3.90%, subject to rounding and the effect of volume discounts the Company is offering on certain purchases of $150,001 or more of A Shares. Selling commissions are deducted directly from the offering price for A Shares and paid to CCC. CCC reallows 100% of the selling commissions on A Shares to participating broker-dealers.
(2) The dealer manager and distribution fees accrue daily in an amount equal to 1/365th of the percentage of NAV per W Share, A Share or I Share, as applicable, for such day on a continuous basis. CCC, in its sole discretion, may reallow a portion of the dealer manager fee and distribution fee to participating broker-dealers.
All organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, the distribution fee and the dealer manager fee) are paid for by Cole Advisors or its affiliates and can be reimbursed by the Company up to 0.75% of the aggregate gross offering proceeds, excluding selling commissions charged on A Shares sold in the Primary Offering. As of March 31, 2014, Cole Advisors or its affiliates had paid organization and offering costs in excess of the 0.75% in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable to Cole Advisors.
The Company recorded fees and expense reimbursements as shown in the table below for services provided by Cole Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013
Offering:
Selling commissions	$25	$—
Selling commissions reallowed by CCC	$25	$—
Distribution fees	$1	$—
Distribution fees reallowed by CCC	$—	$—
Dealer manager fees	$100	$29
Dealer manager fees reallowed by CCC	$2	$—
Organization and offering expense reimbursement	$88	$104
No selling commissions or distribution fees were recorded during the three months ended March 31, 2013 as no A Shares were sold prior to October 2013.
Acquisitions, Operations and Performance
The Company pays Cole Advisors an asset-based advisory fee that is payable in arrears on a monthly basis and accrues daily in an amount equal to 1/365th of 0.90% of the Company’s NAV for each class of common stock, for each day.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2014

The Company will reimburse Cole Advisors for the operating expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse for any amount by which its operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceeds the greater of (1) 2% of average invested assets, or (2) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Cole Advisors waived its right to receive operating expense reimbursements for the three months ended March 31, 2014 and 2013; accordingly, the Company did not reimburse Cole Advisors for any such expenses during the three months ended March 31, 2014 or 2013.
In addition, the Company will reimburse Cole Advisors for all out-of-pocket expenses incurred in connection with the acquisition of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be reimbursed to Cole Advisors or its affiliates. Acquisition expenses, together with any acquisition fees paid to third parties for a particular real estate-related asset, will in no event exceed 6% of the gross purchase price. Cole Advisors waived its right to receive acquisition expense reimbursements for the three months ended March 31, 2014 and 2013; accordingly, the Company did not reimburse Cole Advisors for any such expenses during the three months ended March 31, 2014 or 2013.
In the fourth quarter of 2013, Cole Advisors implemented an expense cap, which has been and will be continued for each of the three months ended March 31, 2014 and ending June 30, 2014, whereby Cole Advisors will fund all general and administrative expenses of the Company that are in excess of an amount calculated by multiplying the average NAV, for the respective three month period by an annualized rate of 1.25% (the “Excess G&A”). General and administrative expenses, as presented in these condensed consolidated unaudited financial statements, include, but are not limited to, legal fees, audit fees, board of directors costs, professional fees, escrow and trustee fees, insurance, state franchise and income taxes and fees for unused amounts on the Line of Credit. At Cole Advisors’ discretion, it may fund the Excess G&A through reimbursement to the Company or payment to third parties on behalf of the Company, but in no event will the Company be liable to Cole Advisors in future periods for such amounts paid or reimbursed. During the three months ended March 31, 2014, the Company incurred $94,000 of Excess G&A which will be reimbursed by Cole Advisors.
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

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2014

The Company recorded fees and expense reimbursements as shown in the table below for services provided by Cole Advisors or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013
Acquisitions, Operations and Performance:
Acquisition expense reimbursement	$—	$—
Advisory fee	$174	$47
Operating expense reimbursement	$—	$—
Performance fee	$—	$—
Due to Affiliates
As of March 31, 2014, $287,000 was due to Cole Advisors and its affiliates related to advisory, distribution and dealer manager fees and the reimbursement of organization and offering expenses, which were included in due to affiliates on the condensed consolidated unaudited balance sheet. As of December 31, 2013, $829,000 was due to Cole Advisors and its affiliates related to performance fees, advisory, distribution and dealer manager fees, the reimbursement of organization and offering expenses, and escrow deposits that were paid on the Company’s behalf in connection with the acquisition of the Company’s properties, which were included in due to affiliates on the condensed consolidated unaudited balance sheet.

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
Investment in Real Estate Assets
Subsequent to March 31, 2014, the Company acquired a 100% interest in four real estate properties for an aggregate purchase price of $8.8 million. The acquisitions were funded with proceeds from the Offering and borrowings from the Line of Credit.
Status of the Offering
As of May 9, 2014, the Company had received $87.3 million in gross offering proceeds through the issuance of approximately 5.3 million shares of its common stock in the Offering (including shares issued pursuant to the DRIP).
Line of Credit
Subsequent to March 31, 2014, the Company repaid $3.5 million of the amounts outstanding under the Line of Credit and borrowed an additional $6.0 million. Additionally, the Company pledged additional properties to the Line of Credit which increased the Borrowing Base by $5.1 million. As of May 9, 2014, the Company had $45.4 million outstanding under the Line of Credit and $16.8 million available for borrowing.
Cap on General and Administrative Expenses
As discussed in Note 8 to these condensed consolidated unaudited financial statements, Cole Advisors stated that it will continue the existing expense cap for the three months ending June 30, 2014, whereby Cole Advisors will fund all Excess G&A of the Company for such periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013. The terms “we,” “us,” “our” and the “Company” refer to Cole Real Estate Income Strategy (Daily NAV), Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated unaudited financial statements and the notes thereto.
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
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Quarterly Report on Form 10-Q is filed with the SEC. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in “Item 1A – Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013.

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
On February 7, 2014, ARCP acquired Cole, which, prior to its acquisition, indirectly owned and/or controlled our external advisor, Cole Advisors, our dealer manager, CCC, our property manager, CREI Advisors, and our sponsor, Cole Capital.  As a result of ARCP’s acquisition of Cole, ARCP indirectly owns and/or controls Cole Advisors, CCC, CREI Advisors and Cole Capital.
As of March 31, 2014, we owned 40 properties located in 21 states, comprising 775,000 rentable square feet of commercial space including square feet of buildings which are on land subject to ground leases. Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property indebtedness and acquisition and operating expenses. Rental and other property income accounted for 92% and 94%, respectively, of our total revenue for the three months ended March 31, 2014 and 2013. As 99.8% of our rentable square feet was under lease as of March 31, 2014, with a weighted average remaining lease term of 12.5 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Cole Advisors regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
As of March 31, 2014, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets, net of gross intangible lease liabilities, was 36%, and all of our debt was subject to variable interest rates. Should we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any current variable rate debt, refinancings or new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions, when applicable, by entering into purchase agreements and loan commitments simultaneously, or through loan assumption, so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with our future property acquisitions, when applicable, or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing terms for future acquisitions or refinancing, our results of operations may be adversely affected.
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

Commercial real estate fundamentals continue to strengthen, as a moderate pace of job creation has supported gains in office absorption, retail sales and warehouse distribution. Although construction activity has increased, it remains near historic lows; as a result, incremental demand growth has helped to reduce vacancy rates and support modest rental growth. Improving fundamentals have resulted in gains in property values; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of March 31, 2014, 99.8% of our rentable square feet was under lease, and we expect that occupancy will remain high as the real estate recovery continues. However, if recent improvements in the economy reverse course, we may experience vacancies or be required to reduce rental rates on occupied space. If we do experience vacancies, Cole Advisors will actively seek to lease our vacant space; nevertheless, such space may be leased at lower rental rates and for shorter lease terms than our current leases provide.
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our consolidated real estate assets as of March 31, 2014 and 2013:

	As of March 31,
	2014	2013
Number of properties	40	13
Approximate rentable square feet (in thousands) (1)	775	249
Percentage of rentable square feet leased	99.8%	100%

(1) Includes square feet of the buildings on land that are subject to ground leases.
The following table summarizes our consolidated real estate investment activity during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Properties acquired	8	3
Approximate purchase price of acquired properties (in millions)	$14.0	$4.1
Approximate rentable square feet (in thousands)	55	24
As shown in the tables above, we owned 40 commercial properties as of March 31, 2014, compared to 13 commercial properties as of March 31, 2013. Accordingly, our results of operations for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, reflect significant increases in most categories.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Revenue. Revenue increased $1.6 million to $2.4 million for the three months ended March 31, 2014, compared to $780,000 for the three months ended March 31, 2013. Of this amount, rental and other property income increased $1.5 million to $2.2 million for the three months ended March 31, 2014, compared to $731,000 for the three months ended March 31, 2013. The increase was primarily due to the acquisition of 27 properties subsequent to March 31, 2013. We also pay certain operating expenses subject to reimbursement by the tenant. Tenant reimbursement income increased $141,000 to $189,000 for the three months ended March 31, 2014, compared to $48,000 for the three months ended March 31, 2013, primarily due to the acquisition activity subsequent to March 31, 2013.
General and Administrative Expenses. General and administrative expenses decreased $20,000 to $236,000 for the three months ended March 31, 2014, compared to $256,000 for the three months ended March 31, 2013. The decrease was primarily due to the expense cap on general and administrative expenses for the three months ended March 31, 2014 as discussed in Note 8 to the condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q. There was no such cap during the three months ended March 31, 2013. The primary general and administrative expense items are professional fees, board of directors costs, state franchise and income taxes, escrow and trustee fees, fees for unused amounts on the Line of Credit, and other licenses and fees. During the three months ended March 31, 2014, we incurred $94,000 of Excess G&A which will be reimbursed by our advisor.

Property Operating Expenses. Property operating expenses increased $172,000 to $222,000 for the three months ended March 31, 2014, compared to $50,000 for the three months ended March 31, 2013. The increase was primarily due to the acquisition activity subsequent to March 31, 2013. The primary property operating expense items are property taxes, repairs and maintenance and property insurance.
Advisory Expenses. Advisory expenses increased $127,000 to $174,000 for the three months ended March 31, 2014, compared to $47,000 for the three months ended March 31, 2013, related to advisory fees earned by our advisor pursuant to our advisory agreement due to an increase in our NAV primarily as a result of the issuance of common stock subsequent to March 31, 2013.
Acquisition Related Expenses. Acquisition related expenses increased $130,000 to $198,000 for the three months ended March 31, 2014, compared to $68,000 for the three months ended March 31, 2013. The increase was primarily due to acquisition related expenses incurred in connection with the purchase of eight commercial properties for an aggregate purchase price of $14.0 million during three months ended March 31, 2014, compared to acquisition related expenses incurred in connection with the purchase of three commercial properties for an aggregate purchase price of $4.1 million during the three months ended March 31, 2013.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $583,000 to $784,000 for the three months ended March 31, 2014, compared to $201,000 for the three months ended March 31, 2013. The increase was primarily related to depreciation and amortization on 27 properties acquired subsequent to March 31, 2013.
Interest and Other Expense, Net. Interest and other expense, net increased $277,000 to $457,000 for the three months ended March 31, 2014, compared to $180,000 for the three months ended March 31, 2013, primarily due to an increase of $25.1 million in our average outstanding debt balance for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This increase was also due to an increase in amortization related to $541,000 of deferred financing costs incurred subsequent to March 31, 2013.
Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.002563727 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2014 and ending on March 31, 2014. In addition, our board of directors authorized a daily distribution of $0.002678083 per share for stockholders of record as of the close of business on each day of the period commencing on April 1, 2014 and ending on June 30, 2014. The daily distribution amount for each class of outstanding common stock will be adjusted based on the relative NAV of the various classes each day so that, from day to day, distributions constitute a uniform percentage of the NAV per share of all classes. As a result, from day to day, the per share daily distribution for each outstanding class of common stock may be higher or lower than the daily distribution amount authorized by our board of directors based on the relative NAV of each class of common stock on that day.
During the three months ended March 31, 2014 and 2013, we paid distributions of $962,000 and $233,000, respectively, including $377,000 and $29,000, respectively, through the issuance of shares pursuant to the DRIP. Our distributions for the three months ended March 31, 2014 were funded by cash flows from operations of $615,000, or 64%, and proceeds from the Offering, including excess proceeds from the Offering from prior periods, of $347,000, or 36%. Our distributions for the three months ended March 31, 2013 were funded by cash flows from operations in excess of distributions from the prior year of $97,000, or 42%, and offering proceeds of $136,000, or 58%. Net cash provided by operating activities for the three months ended March 31, 2014 and net cash used in operating activities for the three months ended March 31, 2013 reflect a reduction of $198,000 and $68,000, respectively, for real estate acquisition related expenses. We treat our real estate acquisition expenses as funded by proceeds from the Offering of our shares. Therefore, for consistency, proceeds from the issuance of common stock have been reported as a source of distributions to the extent that acquisition expenses have reduced net cash flows from operating activities in the current and prior periods.
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

Our share redemption plan includes certain redemption limits, including a quarterly limit and, in some cases, a stockholder by stockholder limit. During the three months ended March 31, 2014, we received redemption requests for, and redeemed approximately 30,000 W Shares of our common stock for $502,000.
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
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, distributions and redemptions to stockholders and interest on the Line of Credit. We expect to meet our short-term liquidity requirements through available cash, cash provided by property operations, proceeds from the Offering and borrowings from the Line of Credit. As of March 31, 2014, the Borrowing Base under the Line of Credit was approximately $57.0 million and we had $14.1 million available for borrowing. Subsequent to March 31, 2014, we added four properties to the Borrowing Base, increasing the Borrowing Base to approximately $62.2 million. As of May 9, 2014, we had $45.4 million outstanding under the Line of Credit and $16.8 million available for borrowing.
The Line of Credit has a scheduled maturity of December 8, 2014; however, we may elect to extend the maturity date for a period of 12 months upon the satisfaction of certain conditions in the Credit Agreement. As a result, we believe that the resources stated above will be sufficient to satisfy our short-term operating requirements, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.

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
As of March 31, 2014, we had received and accepted subscriptions for approximately 4.9 million shares of common stock for gross proceeds of $79.5 million. As of March 31, 2014, we had redeemed approximately 68,000 W Shares of common stock for $1.1 million. No redemption requests received during the three months ended March 31, 2014 went unfulfilled.
As of March 31, 2014, we had $42.9 million of debt outstanding on the Line of Credit and $14.1 million of available borrowings based on the then-current Borrowing Base. See Note 6 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of the Line of Credit. Our contractual obligations as of March 31, 2014 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - line of credit (2)	$42,900	$42,900	$—	$—	$—
Interest payments - line of credit (3)	844	844	—	—	—
Total	$43,744	$43,744	$—	$—	$—

(1)	The table does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Does not include the impact of any extension. We may elect to extend the maturity of the Line of Credit for a period of 12 months upon the satisfaction of certain conditions in the Credit Agreement.

(3)	Payment obligations for the amount outstanding under the Line of Credit were calculated based on an interest rate of 2.81% in effect as of March 31, 2014.
Our charter prohibits us from incurring debt that would cause our borrowings to exceed 75% of our gross assets, valued at the aggregate cost (before depreciation and other non-cash reserves), unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report. During the initial period of the Offering, our board of directors, including a majority of our independent directors, approved borrowing exceeding this limit because we are in the process of raising sufficient equity capital to acquire our portfolio. After we have acquired a substantial portfolio, our advisor will target a leverage of 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets. As of March 31, 2014, our ratio of debt to total gross real estate assets, net of gross intangible lease liabilities, was 36%.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities was $615,000 for the three months ended March 31, 2014, compared to net cash used in operating activities of $134,000 for the three months ended March 31, 2013. The increase was primarily due to an increase in net income before non-cash adjustments for depreciation, amortization of intangibles, amortization of deferred financing costs and amortization of discounts on marketable securities of $997,000, which was partially offset by a decrease in our working capital balances of $248,000. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities increased $10.0 million to $14.2 million for the three months ended March 31, 2014, compared to $4.2 million for the three months ended March 31, 2013. The increase was primarily due to the acquisition of eight commercial properties during three months ended March 31, 2014, compared to the acquisition of three commercial properties during the three months ended March 31, 2013.

Financing Activities. Net cash provided by financing activities increased $375,000 to $9.1 million for the three months ended March 31, 2014, compared to $8.7 million for the three months ended March 31, 2013. The increase was primarily due to an increase in net borrowings on the Line of Credit of $3.7 million, which was partially offset by a decrease in net proceeds from the issuance of common stock of $2.6 million, an increase in redemptions of common stock of $388,000 and an increase in distributions paid to investors of $381,000.
Election as a REIT
From the date of our formation and until the day following the date on which we issued shares to stockholders other than our initial stockholder, we were a qualified subchapter S subsidiary of our initial stockholder, and therefore were disregarded as an entity separate from our initial stockholder for U.S. federal income tax purposes. We have elected to be taxed, and currently qualify, as a REIT under the Internal Revenue Code of 1986, as amended. To maintain our qualification as a REIT, we must continue to meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (determined without regard to the deduction for dividends paid and excluding certain non-cash items and net capital gains).
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
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2013, and our critical accounting policies have not changed during the three months ended March 31, 2014. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2013, and related notes thereto.
Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 7 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanations.

Related-Party Transactions and Agreements
We have entered into agreements with Cole Advisors and its affiliates whereby we agree to pay certain fees to, or reimburse certain expenses paid by, Cole Advisors or its affiliates, primarily advisory and performance fees and expenses, organization and offering costs, selling commissions, dealer manager fees and expenses, distribution fees and reimbursement of certain acquisition and operating costs. See Note 8 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a further explanation of the various related-party transactions, agreements and fees.
Subsequent Events
Certain events occurred subsequent to March 31, 2014 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 10 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off-Balance Sheet Arrangements
As of March 31, 2014 and December 31, 2013, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
In connection with the acquisition of our properties, we have obtained variable rate debt financing, and are therefore exposed to changes in LIBOR. As of March 31, 2014, we had $42.9 million of variable rate debt outstanding on the Line of Credit, and a change of 50 basis points in interest rates would result in a change in interest expense of $215,000 per annum. In the future, our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. In addition, we expect that we may enter into derivative financial instruments such as interest rate swaps, interest rate caps and rate lock arrangements in order to mitigate our interest rate risk. To the extent we enter into such arrangements, we will be exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2014, were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.

Item 1A.	Risk Factors
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On August 11, 2010, we sold 20,000 shares of common stock, at $10.00 per share to our initial stockholder, for a total amount of $200,000. We issued these shares in a private transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) under the Securities Act. On September 20, 2011, our board of directors authorized a reverse stock split providing for the combination of each three shares of our common stock issued and outstanding into two shares of our common stock, resulting in 13,333 shares of common stock issued to our initial stockholder subsequent to the reverse stock split. Following ARCP’s acquisition of Cole, ARCP’s operating partnership, as the successor to our initial stockholder, continues to own 13,333 shares of our common stock.
On December 6, 2011, the Initial Registration Statement for our public offering of up to $4.0 billion in shares of common stock was declared effective under the Securities Act. The Initial Registration Statement covered up to $3.5 billion in shares in a primary offering and up to $500.0 million in shares pursuant to the DRIP. On December 7, 2011, we satisfied the conditions of our escrow agreement and accepted the initial subscription for 666,667 W Shares of our common stock in the offering under the Initial Registration Statement, at a price of $15.00 per share, resulting in gross proceeds of $10.0 million. Additionally, as of March 31, 2014, we were authorized to issue 10.0 million shares of preferred stock, but had none issued or outstanding.
As of March 31, 2014, we had issued approximately 4.9 million shares in the Offering for gross proceeds of $79.5 million, out of which we have incurred $409,000 in dealer manager fees, selling commissions and distribution fees and $597,000 in organization and offering costs. With the net offering proceeds of $78.5 million and the borrowings from the Line of Credit, we acquired $116.2 million in real estate and related assets and incurred $1.5 million of acquisition related expenses.
As of May 9, 2014, we have sold the following common shares and raised the following proceeds in connection with the Offering (dollar amounts in thousands):

	W Shares	A Shares	I Shares	Total
Primary Offering
Shares	4,969,134	144,757	128,941	5,242,832
Proceeds	$81,334	$2,451	$2,169	$85,954
Distribution Reinvestment Plan
Shares	75,197	545	3,242	78,984
Proceeds	$1,262	$9	$55	$1,326
We have adopted a share redemption plan to provide limited liquidity whereby, on a daily basis, stockholders may request that we redeem all or any portion of their shares. The redemption price per share for each class on any business day is equal to our NAV per share for such class for that day, calculated by the independent fund accountant after the close of business on the redemption request day, without giving effect to any share purchases or redemptions to be effected on such day. Subject to limited exceptions, stockholders who redeem their shares of our common stock within the first 365 days from the date of purchase are subject to a short-term trading fee of 2% of the aggregate NAV per share of the shares of common stock received. In each calendar quarter, net redemptions are limited under our share redemption plan to 5% of our total NAV as of the end of the immediately preceding quarter, plus any unused percentage carried over to the next quarter, but the maximum carryover percentage may never exceed 15% in the aggregate, and net redemptions in any quarter may never exceed 10% of the prior quarter’s NAV.

The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest. During the three months ended March 31, 2014, we redeemed W Shares as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2014	14,965	$16.74	14,965	(1)
February 1 - February 28, 2014	8,912	$16.85	8,912	(1)
March 1 - March 31, 2014	6,026	$16.92	6,026	(1)
Total	29,903		29,903	(1)

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
No events occurred during the three months ended March 31, 2014 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
No events occurred during the three months ended March 31, 2014 that would require a response to this item.

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
Date: May 12, 2014

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1*
Third Modification Agreement dated January 17, 2014 by and among Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP, as borrower, and JPMorgan Chase Bank, N.A., as administrative agent and lender.

31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certifications of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.