Form 10-Q
period 2014-06-30
COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
filed 2014-08-12
CIK 1498542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 8, 2014, there were approximately 5.9 million shares of Wrap Class common stock, approximately 552,000 shares of Advisor Class common stock and approximately 252,000 shares of Institutional Class common stock, par value $0.01 each, of Cole Real Estate Income Strategy (Daily NAV), Inc. outstanding.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
ASSETS
Investment in real estate assets:
Land	$35,050	$24,143
Buildings and improvements, less accumulated depreciation of $2,589 and $1,451, respectively	98,345	67,123
Intangible lease assets, less accumulated amortization of $1,415 and $795, respectively	17,459	11,530
Total investment in real estate assets, net	150,854	102,796
Investment in marketable securities	487	460
Total investment in real estate assets and marketable securities, net	151,341	103,256
Cash and cash equivalents	2,865	5,370
Restricted cash	37	105
Rents and tenant receivables	786	581
Prepaid expenses and other assets	33	107
Deferred financing costs, less accumulated amortization of $874 and $489, respectively	610	464
Total assets	$155,672	$109,883
LIABILITIES AND STOCKHOLDERS’ EQUITY
Line of credit	$57,400	$43,900
Accounts payable and accrued expenses	923	479
Escrowed investor proceeds	37	105
Due to affiliates	494	829
Acquired below market lease intangibles, less accumulated amortization of $191 and $126, respectively	1,554	1,348
Distributions payable	466	317
Deferred rental income and other liabilities	319	261
Total liabilities	61,193	47,239
Commitments and contingencies
Redeemable common stock	10,522	6,982
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
A Shares common stock, $0.01 par value; 163,000,000 shares authorized, 358,912 and 23,767 shares issued and outstanding, respectively	4	—
I Shares common stock, $0.01 par value; 163,000,000 shares authorized, 249,788 and 129,176 shares issued and outstanding, respectively	2	1
W Shares common stock, $0.01 par value; 164,000,000 shares authorized, 5,555,780 and 3,993,916 shares issued and outstanding, respectively	56	40
Capital in excess of par value	89,785	59,573
Accumulated distributions in excess of earnings	(5,893)	(3,949)
Accumulated other comprehensive income (loss)	3	(3)
Total stockholders’ equity	83,957	55,662
Total liabilities and stockholders’ equity	$155,672	$109,883
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Rental and other property income	$2,498	$962	$4,660	$1,693
Tenant reimbursement income	188	31	377	79
Interest income on marketable securities	3	1	4	2
Total revenue	2,689	994	5,041	1,774
Expenses:
General and administrative expenses	304	306	540	562
Property operating expenses	217	57	439	106
Advisory expenses	198	78	372	126
Acquisition related expenses	385	197	583	264
Depreciation	617	191	1,138	327
Amortization	309	90	572	156
Total operating expenses	2,030	919	3,644	1,541
Operating income	659	75	1,397	233
Other expense:
Interest and other expense, net	544	172	1,001	352
Net income (loss)	$115	$(97)	$396	$(119)
Weighted average number of common shares outstanding:
Basic and diluted	5,362,125	2,124,513	4,917,064	1,716,571
Net income (loss) per common share:
Basic and diluted	$0.02	$(0.05)	$0.08	$(0.07)
Distributions declared per common share	$0.25	$0.22	$0.48	$0.44
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$115	$(97)	$396	$(119)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	4	(9)	6	(9)
Total other comprehensive income (loss)	4	(9)	6	(9)
Comprehensive income (loss)	$119	$(106)	$402	$(128)
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	A Shares Common Stock		I Shares Common Stock		W Shares Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) / Income	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2014	23,767	$—	129,176	$1	3,993,916	$40	$59,573	$(3,949)	$(3)	$55,662
Issuance of common stock	335,145	4	120,612	1	1,663,462	17	36,190	—	—	36,212
Distributions to investors	—	—	—	—	—	—	—	(2,340)	—	(2,340)
Commissions on stock sales and related distribution and dealer manager fees	—	—	—	—	—	—	(447)	—	—	(447)
Other offering costs	—	—	—	—	—	—	(269)	—	—	(269)
Redemptions of common stock	—	—	—	—	(101,598)	(1)	(1,722)	—	—	(1,723)
Changes in redeemable common stock	—	—	—	—	—	—	(3,540)	—	—	(3,540)
Comprehensive income	—	—	—	—	—	—	—	396	6	402
Balance, June 30, 2014	358,912	$4	249,788	$2	5,555,780	$56	$89,785	$(5,893)	$3	$83,957
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$396	$(119)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,138	327
Amortization of intangible lease assets and below market lease intangibles, net	555	135
Amortization of deferred financing costs	385	101
Amortization on marketable securities, net	1	1
Changes in assets and liabilities:
Rents and tenant receivables	(205)	(43)
Prepaid expenses and other assets	74	82
Accounts payable and accrued expenses	444	(122)
Deferred rental income and other liabilities	58	(68)
Due to affiliates	(434)	(74)
Net cash provided by operating activities	2,412	220
Cash flows from investing activities:
Investment in real estate and related assets	(49,545)	(21,268)
Investment in marketable securities	(165)	(280)
Proceeds from sale of marketable securities	143	26
Change in restricted cash	68	(481)
Net cash used in investing activities	(49,499)	(22,003)
Cash flows from financing activities:
Proceeds from issuance of common stock	35,349	28,096
Offering costs on issuance of common stock	(617)	(165)
Redemptions of common stock	(1,723)	(198)
Distributions to investors	(1,328)	(522)
Proceeds from line of credit	32,000	8,175
Repayments of line of credit	(18,500)	(12,040)
Deferred financing costs paid	(531)	(145)
Change in escrowed investor proceeds liability	(68)	481
Net cash provided by financing activities	44,582	23,682
Net (decrease) increase in cash and cash equivalents	(2,505)	1,899
Cash and cash equivalents, beginning of period	5,370	998
Cash and cash equivalents, end of period	$2,865	$2,897

Supplemental disclosures of non-cash investing and financing activities:
Accrued dealer manager fee and other offering costs	$309	$261
Distributions declared and unpaid	$466	$178
Common stock issued through distribution reinvestment plan	$863	$122
Unrealized gain (loss) on marketable securities	$6	$(9)
Supplemental cash flow disclosures:
Interest paid	$601	$261
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
June 30, 2014

NOTE 1 —	ORGANIZATION AND BUSINESS
Cole Real Estate Income Strategy (Daily NAV), Inc. (the “Company”) is a Maryland corporation that was formed on July 27, 2010, which has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. Substantially all of the Company’s business is conducted through Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP (“Cole OP”), a Delaware limited partnership. The Company is the sole general partner of, and owns, directly or indirectly, 100% of the partnership interest in, Cole OP. The Company is externally managed by Cole Real Estate Income Strategy (Daily NAV) Advisors, LLC, a Delaware limited liability company (“Cole Advisors”), an affiliate of the Company’s sponsor, Cole Capital™, which is a trade name used to refer to a group of affiliated entities directly or indirectly controlled by American Realty Capital Properties, Inc. (“ARCP”), a self-managed publicly traded REIT, organized as a Maryland corporation, listed on The NASDAQ Global Select Market. On February 7, 2014, ARCP acquired Cole Real Estate Investments, Inc. (“Cole”), which, prior to its acquisition, indirectly owned and/or controlled the Company’s external advisor, Cole Advisors, the Company’s dealer manager, Cole Capital Corporation (“CCC”), the Company’s property manager, CREI Advisors, LLC (“CREI Advisors”), and Cole Capital. As a result of ARCP’s acquisition of Cole, ARCP indirectly owns and/or controls Cole Advisors, CCC, CREI Advisors and Cole Capital.
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
The per share purchase price for each class of common stock varies from day-to-day and, on each business day, is equal to, for each class of common stock, the Company’s net asset value (“NAV”) for such class, divided by the number of shares of that class outstanding as of the close of business on such day, plus, for A Shares sold in the Primary Offering, applicable selling commissions. The Company’s NAV per share is calculated daily as of the close of business by an independent fund accountant using a process that reflects (1) estimated values of each of the Company’s commercial real estate assets, related liabilities and notes receivable secured by real estate provided periodically by the Company’s independent valuation expert in individual appraisal reports, (2) daily updates in the price of liquid assets for which third party market quotes are available, (3) accruals of daily distributions and (4) estimates of daily accruals, on a net basis, of operating revenues, expenses, debt service costs and fees. As of June 30, 2014, the NAV per share for W Shares, A Shares and I Shares was $17.07, $17.04 and $17.10, respectively. The Company’s NAV is not audited or reviewed by its independent registered public accounting firm.
The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio primarily consisting of (1) necessity retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases and are strategically located throughout the United States and U.S. protectorates, (2) notes receivable secured by commercial real estate, including the origination of loans, and (3) cash, cash equivalents, other short-term investments and traded real estate-related securities. As of June 30, 2014, the Company owned 53 commercial properties located in 24 states, containing approximately 1.1 million rentable square feet of commercial space, including the square feet of buildings which are on land subject to ground leases. As of June 30, 2014, these properties were 99.9% leased.
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
June 30, 2014

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2013, and related notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The condensed consolidated unaudited financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
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
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate and related assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the six months ended June 30, 2014 or 2013.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2014

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
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of June 30, 2014 or December 31, 2013.
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
June 30, 2014

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
Investment in Marketable Securities
Investment in marketable securities consists primarily of the Company’s investment in corporate and government debt securities. The Company determines the appropriate classification for debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of June 30, 2014, the Company classified its investments as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss).
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
The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method and is recorded in the accompanying condensed consolidated unaudited statements of operations in interest and other expense, net. Upon the sale of a security, the realized net gain or loss is computed on the specific identification method.
Restricted Cash and Escrows
Included in restricted cash were escrowed investor proceeds for which shares of common stock had not been issued as of June 30, 2014 and December 31, 2013.
Concentration of Credit Risk
As of June 30, 2014, the Company had cash on deposit at three financial institutions, in one of which the Company had deposits in excess of federally insured levels totaling $2.6 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of June 30, 2014, no single tenant accounted for greater than 10% of the Company’s 2014 gross annualized rental revenues. Tenants in the discount store, drugstore, home and garden and grocery industries accounted for 17%, 13%, 11% and 11%, respectively, of the Company’s 2014 gross annualized rental revenues. Additionally, the Company has certain geographic concentrations in its property holdings. In particular, as of June 30, 2014, five of the Company’s properties were located in Michigan, five of the Company’s properties were located in Oklahoma and four of the Company’s properties were located in Texas, accounting for 12%, 12% and 11%, respectively, of the Company’s 2014 gross annualized rental revenues.
Offering and Related Costs
Cole Advisors funds all of the organization and offering costs associated with the sale of the Company’s common stock (excluding selling commissions, the distribution fee and the dealer manager fee) and is reimbursed for such costs up to 0.75% of gross proceeds from the Offering, excluding selling commissions charged on A Shares sold in the Primary Offering. As of June 30, 2014, Cole Advisors or its affiliates had paid organization and offering costs in excess of the 0.75% in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable to Cole Advisors.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2014

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
As of June 30, 2014 and December 31, 2013, the quarterly redemption capacity was equal to 10% of the Company’s NAV and this amount was recorded as redeemable common stock on the condensed consolidated unaudited balance sheet for a total of $10.5 million and $7.0 million, respectively.
Recent Accounting Pronouncements
In April 2014, the U.S. Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”), 2014-08 Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which amends the reporting requirements for discontinued operations by updating the definition of a discontinued operation to be a component of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, resulting in fewer disposals that qualify for discontinued operations reporting, yet, the pronouncement also requires expanded disclosures for discontinued operations. The adoption of ASU 2014-08 did not have a material impact on the Company’s condensed consolidated unaudited financial statements because the Company did not have any discontinued operations.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers, including real estate sales, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. The Company does not believe ASU 2014-09, when effective, will have a material impact on the Company’s condensed consolidated unaudited financial statements because the Company currently accounts for real estate sales in a manner that is consistent with ASU 2014-09.

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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2014

Cash and cash equivalents – The Company considers the carrying amounts of these financial assets to approximate fair value because of the short period of time between their origination and their expected realization. These financial assets are considered Level 1.
Line of credit – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The estimated fair value of the Company’s debt was $57.4 million and $43.9 million as of June 30, 2014 and December 31, 2013, respectively, which approximated the carrying value on such dates. The fair value of the Company’s debt is estimated using Level 2 inputs.
Marketable securities – The Company’s marketable securities are carried at fair value and are valued using Level 1 inputs. The estimated fair value of the Company’s marketable securities are based on quoted market prices that are readily and regularly available in an active market.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of June 30, 2014, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.

NOTE 4 —	REAL ESTATE ACQUISITIONS
2014 Property Acquisitions
During the six months ended June 30, 2014, the Company acquired a 100% interest in 21 commercial properties for an aggregate purchase price of $49.5 million (the “2014 Acquisitions”). The Company purchased the 2014 Acquisitions with net proceeds from the Offering combined with proceeds from borrowings, as discussed in Note 6 to these condensed consolidated unaudited financial statements. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

June 30, 2014
Land	$10,907
Building and improvements	32,360
Acquired in-place leases	5,056
Acquired above market leases	1,442
Acquired below market leases	(271)
Total purchase price	$49,494
The Company recorded revenue of $469,000 and $591,000, respectively, and a net loss of $20,000 and $132,000, respectively, for the three and six months ended June 30, 2014 related to the 2014 Acquisitions. In addition, the Company recorded $385,000 and $583,000, respectively, of acquisition related expenses for the three and six months ended June 30, 2014.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2014

The following information summarizes selected financial information of the Company as if all of the 2014 Acquisitions were completed on January 1, 2013 for each period presented below. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Pro forma basis
Revenue	$3,058	$1,832	$6,127	$3,451
Net income (loss)	$323	$91	$903	$(164)
The pro forma information for the three and six months ended June 30, 2014 was adjusted to exclude acquisition related expenses recorded during such periods related to the 2014 Acquisitions. These expenses were recognized in the pro forma information for the six months ended June 30, 2013. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2013, nor does it purport to represent the results of future operations.
2013 Property Acquisitions
During the six months ended June 30, 2013, the Company acquired a 100% interest in ten commercial properties for an aggregate purchase price of $21.3 million (the “2013 Acquisitions”). The Company purchased the 2013 Acquisitions with net proceeds from the Offering. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

June 30, 2013
Land	$3,748
Building and improvements	14,846
Acquired in-place leases	2,686
Acquired above market leases	158
Acquired below market leases	(170)
Total purchase price	$21,268
The Company recorded revenue of $284,000 and $334,000, respectively, and a net loss of $22,000 and $57,000, respectively, for the three and six months ended June 30, 2013 related to the 2013 Acquisitions. In addition, the Company recorded $197,000 and $264,000, respectively, of acquisition related expenses for the three and six months ended June 30, 2013.
The following information summarizes selected financial information of the Company as if all of the 2013 Acquisitions were completed on January 1, 2012 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Pro forma basis:
Revenue	$1,139	$1,097	$2,299	$2,187
Net income	$113	$161	$277	$128
The pro forma information for the three and six months ended June 30, 2013 was adjusted to exclude acquisition related expenses recorded during such periods related to the 2013 Acquisitions. These expenses were recognized in the pro forma information for the six months ended June 30, 2012. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2012, nor does it purport to represent the results of future operations.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2014

NOTE 5 —	MARKETABLE SECURITIES
The Company owned marketable securities with an estimated fair value of $487,000 and $460,000 as of June 30, 2014 and December 31, 2013, respectively. The following is a summary of the Company’s available-for-sale securities as of June 30, 2014 (in thousands):

	Available-for-Sale Securities
	Amortized Cost Basis	Unrealized Gain	Fair Value
U.S. Treasury Bonds	$124	$1	$125
U.S. Agency Bonds	70	—	70
Corporate Bonds	290	2	292
Total available-for-sale securities	$484	$3	$487
The following table provides the activity for the marketable securities during the six months ended June 30, 2014 (in thousands):

	Amortized Cost Basis	Unrealized (Loss) Gain	Fair Value
Marketable securities as of December 31, 2013	$463	$(3)	$460
Face value of marketable securities acquired	165	—	165
Amortization on marketable securities	(1)	—	(1)
Sales of securities	(143)	—	(143)
Increase in fair value of marketable securities	—	6	6
Marketable securities as of June 30, 2014	$484	$3	$487
During the six months ended June 30, 2014, the Company sold 17 marketable securities for aggregate proceeds of $143,000, which approximated their carrying value. In addition, the Company recorded an unrealized gain of $6,000 on its investments, which is included in accumulated other comprehensive income (loss) on the accompanying condensed consolidated unaudited statement of stockholders’ equity for the six months ended June 30, 2014 and the condensed consolidated unaudited balance sheet as of June 30, 2014.
The scheduled maturities of the Company’s marketable securities as of June 30, 2014 are as follows (in thousands):

	Available-for-Sale Securities
	Amortized Cost	Estimated Fair Value
Due within one year	$25	$25
Due after one year through five years	287	287
Due after five years through ten years	166	169
Due after ten years	6	6
Total	$484	$487
Actual maturities of marketable securities can differ from contractual maturities because borrowers on certain debt securities may have the right to prepay their respective debt obligations at any time. In addition, factors such as prepayments and interest rates may affect the yields on the such securities.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2014

NOTE 6 —	LINE OF CREDIT
As of June 30, 2014, the Company had $57.4 million of debt outstanding under its secured revolving line of credit, as amended (the “Line of Credit”). The Line of Credit provides up to $75.0 million of borrowings pursuant to a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) and other lending institutions that may become parties to the Credit Agreement. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the total debt outstanding was $118.1 million as of June 30, 2014.
As of December 31, 2013, the Line of Credit allowed Cole OP to borrow up to $50.0 million in revolving loans, with the maximum amount outstanding not to exceed the borrowing base (the “Borrowing Base”), calculated as 65% of the aggregate value allocated to each qualified property comprising eligible collateral (collectively, the “Qualified Properties”). On January 17, 2014, Cole OP entered into a third modification agreement (the “Third Modification Agreement”) with JPMorgan Chase, which exercised $25.0 million of the $200.0 million accordion feature in the Credit Agreement, and increased the allowable borrowings from up to $50.0 million to up to $75.0 million in revolving loans, with the maximum amount outstanding not to exceed the Borrowing Base, calculated as 65% of the aggregate value allocated to the Qualified Properties. The Third Modification Agreement contained customary representations, warranties and borrowing conditions. Cole OP paid certain fees in connection with its entry into the Third Modification Agreement, including an up-front fee.
As of June 30, 2014, the Borrowing Base under the Line of Credit was $75.0 million based on the underlying collateral pool of Qualified Properties. Up to 15% of the total amount available may be used for issuing letters of credit and up to 10% of the Line of Credit, not to exceed $15.0 million, may be used for short term (ten day) advances. Subject to meeting certain conditions described in the Credit Agreement and the payment of certain fees, the amount of the Line of Credit may be increased up to a maximum of $250.0 million. The Line of Credit matures on December 8, 2014; however, the Company may elect to extend the maturity date for a period of 12 months upon the satisfaction of certain conditions in the Credit Agreement. As of June 30, 2014, amounts outstanding on the Line of Credit accrued interest at an annual rate of 2.74%.
The Credit Agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements and dividend payout and REIT status requirements. The Credit Agreement also includes usual and customary events of default and remedies for facilities of this nature. Based on the Company’s analysis and review of its results of operations and financial condition, as of June 30, 2014, the Company believes it was in compliance with the covenants of the Credit Agreement.

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
June 30, 2014

NOTE 8 —	RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred, and will continue to incur, commissions, fees and expenses payable to Cole Advisors and certain of its affiliates in connection with the Offering, and the acquisition, management and performance of the Company’s assets.
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
All organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, the distribution fee and the dealer manager fee) are paid for by Cole Advisors or its affiliates and can be reimbursed by the Company up to 0.75% of the aggregate gross offering proceeds, excluding selling commissions charged on A Shares sold in the Primary Offering. As of June 30, 2014, Cole Advisors or its affiliates had paid organization and offering costs in excess of the 0.75% in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable to Cole Advisors.
The Company recorded commissions, fees and expense reimbursements as shown in the table below for services provided by Cole Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Offering:
Selling commissions	$194	—	$219	$—
Selling commissions reallowed by CCC	$194	—	$219	$—
Distribution fees	$4	—	$5	$—
Distribution fees reallowed by CCC	$2	—	$2	$—
Dealer manager fees	$123	48	$223	$77
Dealer manager fees reallowed by CCC	$6	1	$8	$1
Organization and offering expense reimbursement	$181	107	$269	$212
No selling commissions or distribution fees were recorded during the three and six months ended June 30, 2013 as no A Shares were sold prior to October 2013.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2014

Acquisitions, Operations and Performance
The Company pays Cole Advisors an asset-based advisory fee that is payable in arrears on a monthly basis and accrues daily in an amount equal to 1/365th of 0.90% of the Company’s NAV for each class of common stock, for each day.
The Company will reimburse Cole Advisors for the operating expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse for any amount by which its operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceeds the greater of (1) 2% of average invested assets; or (2) 25% of net income, other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period.
In addition, the Company will reimburse Cole Advisors for all out-of-pocket expenses incurred in connection with the acquisition of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be reimbursed to Cole Advisors or its affiliates. Acquisition expenses, together with any acquisition fees paid to third parties for a particular real estate-related asset, will in no event exceed 6% of the gross purchase price of such asset.
In the fourth quarter of 2013, Cole Advisors implemented an expense cap, which has been continued for the six months ended June 30, 2014 and will be continued for the three months ending September 30, 2014, whereby Cole Advisors will fund all general and administrative expenses of the Company that are in excess of an amount calculated by multiplying the average NAV, for the respective three month period by an annualized rate of 1.25% (the “Excess G&A”). General and administrative expenses, as presented in these condensed consolidated unaudited financial statements, include, but are not limited to, legal fees, audit fees, board of directors costs, professional fees, escrow and trustee fees, insurance, state franchise and income taxes and fees for unused amounts on the Line of Credit. At Cole Advisors’ discretion, it may fund the Excess G&A through reimbursement to the Company or payment to third parties on behalf of the Company, but in no event will the Company be liable to Cole Advisors in future periods for such amounts paid or reimbursed. During the three and six months ended June 30, 2014, the Company incurred $146,000 and $240,000, respectively, of Excess G&A which will be reimbursed by Cole Advisors, of which $146,000 had not been reimbursed and was due to the Company as of June 30, 2014.
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
The total return to stockholders is defined, for each class of the Company’s common stock, as the change in NAV per share plus distributions per share for such class. The NAV per share for a class calculated on the last trading day of a calendar year shall be the amount against which changes in NAV per share for such class are measured during the subsequent calendar year. Therefore, for each class of the Company’s common stock, payment of the performance-based component of the advisory fee (1) is contingent upon the Company’s actual annual total return exceeding the 6% Return and the Ending NAV per share for the respective share class being greater than the Base NAV of that class, (2) will vary in amount based on the Company’s actual performance, (3) cannot cause the Company’s total return as a percentage of stockholders’ invested capital for the year to be reduced below 6% and (4) is payable to Cole Advisors if the Company’s total return exceeds the 6% Return in a particular calendar year, even if the total return to stockholders (or any particular stockholder) on a cumulative basis over any longer or shorter period has been less than 6% per annum. Cole Advisors will not be obligated to return any portion of advisory fees paid based on the Company’s subsequent performance.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2014

The Company recorded fees and expense reimbursements as shown in the table below for services provided by Cole Advisors or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Acquisitions, Operations and Performance:
Acquisition expense reimbursement	$135	$—	$135	$—
Advisory fee	$198	$78	$372	$126
Operating expense reimbursement	$—	$—	$—	$—
Performance fee	$—	$—	$—	$—
Cole Advisors waived its right to receive acquisition expense reimbursements for the three and six months ended June 30, 2013; accordingly, the Company did not reimburse Cole Advisors for any acquisition expenses during these periods. Additionally, Cole Advisors waived its right to receive operating expense reimbursements for the three and six months ended June 30, 2014 and 2013; accordingly, the Company did not reimburse Cole Advisors for any such expenses during the three and six months ended June 30, 2014 or 2013.
Due to Affiliates
As of June 30, 2014, $494,000 was due to Cole Advisors and its affiliates related to advisory, distribution and dealer manager fees and the reimbursement of organization, offering and acquisition expenses, which were included in due to affiliates on the condensed consolidated unaudited balance sheet. As of December 31, 2013, $829,000 was due to Cole Advisors and its affiliates related to performance fees, advisory, distribution and dealer manager fees, the reimbursement of organization and offering expenses, and escrow deposits that were paid on the Company’s behalf in connection with the acquisition of the Company’s properties, which were included in due to affiliates on the condensed consolidated unaudited balance sheet.

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
Investment in Real Estate Assets
Subsequent to June 30, 2014, the Company acquired a 100% interest in two real estate properties for an aggregate purchase price of $5.3 million. These were funded with proceeds from the Offering. The Company has not completed its initial purchase price allocations with respect to these properties and therefore cannot provide the disclosures included for these properties in Note 4 to these condensed consolidated unaudited financial statements.
Status of the Offering
As of August 8, 2014, the Company had received $113.9 million in gross offering proceeds through the issuance of approximately 6.9 million shares of its common stock in the Offering (including shares issued pursuant to the DRIP).
Line of Credit
Subsequent to June 30, 2014, the Company repaid $5.9 million of the amounts outstanding under the Line of Credit and made no additional borrowings . As of August 8, 2014, the Company had $51.5 million outstanding under the Line of Credit and $23.5 million available for borrowing.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2014

Cap on General and Administrative Expenses
As discussed in Note 8 to these condensed consolidated unaudited financial statements, Cole Advisors stated that it will continue the existing expense cap for the three months ending September 30, 2014, whereby Cole Advisors will fund all Excess G&A of the Company for such periods.

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
Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q of Cole Real Estate Income Strategy (Daily NAV), Inc., other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words.
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

Overview
We were formed on July 27, 2010 to acquire and operate a diversified portfolio of (1) necessity retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States and U.S. protectorates, (2) notes receivable secured by commercial real estate, including the origination of loans, and (3) cash, cash equivalents, other short-term investments and traded real estate securities. We commenced our principal operations on December 7, 2011, when we issued the initial $10.0 million in shares of our common stock in the Offering and acquired our first real estate property. We have no paid employees and are externally advised and managed by Cole Advisors, our advisor. We elected to be taxed, and currently qualify, as a REIT for federal income tax purposes.
On February 7, 2014, ARCP acquired Cole, which, prior to its acquisition, indirectly owned and/or controlled our external advisor, Cole Advisors, our dealer manager, CCC, our property manager, CREI Advisors, and our sponsor, Cole Capital. As a result of ARCP’s acquisition of Cole, ARCP indirectly owns and/or controls Cole Advisors, CCC, CREI Advisors and Cole Capital.
As of June 30, 2014, we owned 53 properties located in 24 states, comprised of approximately 1.1 million rentable square feet of commercial space, including the square footage of buildings which are on land subject to ground leases. Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property indebtedness and acquisition and operating expenses. Rental and other property income accounted for 93% and 92%, respectively, of our total revenue for the three and six months ended June 30, 2014, and 97% and 95%, respectively, of our total revenue for the three and six months ended June 30, 2013. As 99.9% of our rentable square feet was under lease as of June 30, 2014 with a weighted average remaining lease term of 12.4 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Cole Advisors regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
As of June 30, 2014, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets, net of gross intangible lease liabilities, was 37%, and all of our debt was subject to variable interest rates. As we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any current variable rate debt, refinancings or new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions, when applicable, by entering into purchase agreements and loan commitments simultaneously, or through loan assumption, so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with our future property acquisitions, when applicable, or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing terms for future acquisitions or refinancing, our results of operations may be adversely affected.

Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our consolidated real estate assets as of June 30, 2014 and 2013:

	As of June 30,
	2014	2013
Number of properties	53	20
Approximate rentable square feet (in thousands) (1)	1,056	309
Percentage of rentable square feet leased	99.9%	100%

(1) Includes square feet of the buildings on land that are subject to ground leases.
The following table summarizes our consolidated real estate investment activity during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Properties acquired	13	7	21	10
Approximate purchase price of acquired properties (in millions)	$35.5	$17.2	$49.5	$21.3
Approximate rentable square feet (in thousands)	281	60	336	84
As shown in the tables above, we owned 53 commercial properties as of June 30, 2014, compared to 20 commercial properties as of June 30, 2013. Accordingly, our results of operations for the three and six months ended June 30, 2014, compared to the three and six months ended June 30, 2013, reflect significant increases in most categories.

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013
Revenue. Revenue increased $1.7 million to $2.7 million for the three months ended June 30, 2014, compared to $994,000 for the three months ended June 30, 2013. Of this amount, rental and other property income increased $1.5 million to $2.5 million for the three months ended June 30, 2014, compared to $962,000 for the three months ended June 30, 2013. The increase was primarily due to the acquisition of 33 properties subsequent to June 30, 2013. We also recorded tenant reimbursement income of $188,000 related to certain operating expenses paid by us subject to reimbursement by tenants during the three months ended June 30, 2014, compared to $31,000 during the three months ended June 30, 2013.
General and Administrative Expenses. General and administrative expenses remained relatively constant, decreasing $2,000 to $304,000 for the three months ended June 30, 2014, compared to $306,000 for the three months ended June 30, 2013. The decrease was primarily due to the expense cap on general and administrative expenses for the three months ended June 30, 2014 as discussed in Note 8 to the condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q. There was no such cap during the three months ended June 30, 2013. The primary general and administrative expense items are professional fees, board of directors costs, state franchise and income taxes, escrow and trustee fees, fees for unused amounts on the Line of Credit, and other licenses and fees. During the three months ended June 30, 2014, we incurred $146,000 of Excess G&A which will be reimbursed by our advisor.
Property Operating Expenses. Property operating expenses increased $160,000 to $217,000 for the three months ended June 30, 2014, compared to $57,000 for the three months ended June 30, 2013. The increase was primarily due to the acquisition activity subsequent to June 30, 2013. The primary property operating expense items are property taxes, repairs and maintenance and property insurance.
Advisory Expenses. Advisory expenses increased $120,000 to $198,000 for the three months ended June 30, 2014, compared to $78,000 for the three months ended June 30, 2013, as we recorded advisory fees earned by our advisor pursuant to our advisory agreement. The increase in advisory fees was primarily due to an increase in our NAV resulting from the issuance of common stock subsequent to June 30, 2013.

Acquisition Related Expenses. Acquisition related expenses increased $188,000 to $385,000 for the three months ended June 30, 2014, compared to $197,000 for the three months ended June 30, 2013. The increase was primarily due to acquisition related reimbursements and expenses incurred in connection with the purchase of 13 commercial properties for an aggregate purchase price of $35.5 million during the three months ended June 30, 2014, compared to acquisition related expenses incurred in connection with the purchase of seven commercial properties for an aggregate purchase price of $17.2 million during the three months ended June 30, 2013.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $645,000 to $926,000 for the three months ended June 30, 2014, compared to $281,000 for the three months ended June 30, 2013. The increase was primarily related to depreciation and amortization on 33 properties acquired subsequent to June 30, 2013.
Interest and Other Expense, Net. Interest and other expense, net increased $372,000 to $544,000 for the three months ended June 30, 2014, compared to $172,000 for the three months ended June 30, 2013, primarily due to an increase of $33.8 million in our outstanding debt balance for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. This increase was also due to an increase in amortization related to $804,000 of deferred financing costs incurred subsequent to June 30, 2013.
Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013
Revenue. Revenue increased $3.2 million to $5.0 million for the six months ended June 30, 2014, compared to $1.8 million for the six months ended June 30, 2013. Of this amount, rental and other property income increased $3.0 million to $4.7 million for the six months ended June 30, 2014, compared to $1.7 million for the six months ended June 30, 2013. The increase was primarily due to the acquisition of 33 properties subsequent to June 30, 2013. We also recorded tenant reimbursement income of $377,000 related to certain operating expenses paid by us subject to reimbursement by tenants during the six months ended June 30, 2014, compared to $79,000 during the six months ended June 30, 2013.
General and Administrative Expenses. General and administrative expenses decreased $22,000 to $540,000 for the six months ended June 30, 2014, compared to $562,000 for the six months ended June 30, 2013. The decrease was primarily due to the expense cap on general and administrative expenses for the six months ended June 30, 2014 as discussed in Note 8 to the condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q. There was no such cap during the six months ended June 30, 2013. The primary general and administrative expense items are professional fees, board of directors costs, state franchise and income taxes, escrow and trustee fees, fees for unused amounts on the Line of Credit, and other licenses and fees. During the six months ended June 30, 2014, we incurred $240,000 of Excess G&A, of which $146,000 had not been reimbursed and was due to the Company as of June 30, 2014.
Property Operating Expenses. Property operating expenses increased $333,000 to $439,000 for the six months ended June 30, 2014, compared to $106,000 for the six months ended June 30, 2013. The increase was primarily due to the acquisition activity subsequent to June 30, 2013. The primary property operating expense items are property taxes, repairs and maintenance and property insurance.
Advisory Expenses. Advisory expenses increased $246,000 to $372,000 for the six months ended June 30, 2014, compared to $126,000 for the six months ended June 30, 2013, as we recorded advisory fees earned by our advisor pursuant to our advisory agreement. The increase in advisory fees was primarily due to an increase in our NAV resulting from the issuance of common stock subsequent to June 30, 2013.
Acquisition Related Expenses. Acquisition related expenses increased $319,000 to $583,000 for the six months ended June 30, 2014, compared to $264,000 for the six months ended June 30, 2013. The increase was primarily due to acquisition related reimbursements and expenses incurred in connection with the purchase of 21 commercial properties for an aggregate purchase price of $49.5 million during the six months ended June 30, 2014, compared to acquisition related expenses incurred in connection with the purchase of ten commercial properties for an aggregate purchase price of $21.3 million during the six months ended June 30, 2013.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $1.2 million to $1.7 million for the six months ended June 30, 2014, compared to $483,000 for the six months ended June 30, 2013. The increase was primarily related to depreciation and amortization on 33 properties acquired subsequent to June 30, 2013.

Interest and Other Expense, Net. Interest and other expense, net increased $649,000 to $1.0 million for the six months ended June 30, 2014, compared to $352,000 for the six months ended June 30, 2013, primarily due to an increase of $31.9 million in our average outstanding debt balance for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. This increase was also due to an increase in amortization related to $804,000 of deferred financing costs incurred subsequent to June 30, 2013.
Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.002563727 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2014 and ending on March 31, 2014. In addition, our board of directors authorized a daily distribution of $0.002678083 per share for stockholders of record as of the close of business on each day of the period commencing on April 1, 2014 and ending on September 30, 2014. The daily distribution amount for each class of outstanding common stock will be adjusted based on the relative NAV of the various classes each day so that, from day to day, distributions constitute a uniform percentage of the NAV per share of all classes. As a result, from day to day, the per share daily distribution for each outstanding class of common stock may be higher or lower than the daily distribution amount authorized by our board of directors based on the relative NAV of each class of common stock on that day.
During the six months ended June 30, 2014 and 2013, we paid distributions of $2.2 million and $645,000, respectively, including $863,000 and $122,000, respectively, through the issuance of shares pursuant to the DRIP. Our distributions for the six months ended June 30, 2014 were fully funded by cash flows from operations. Our distributions for the six months ended June 30, 2013 were funded by cash flows from operations, including cash flow in excess of distributions from the prior year, of $317,000, or 49%, and offering proceeds of $328,000, or 51%. Net cash provided by operating activities for the six months ended June 30, 2014 and 2013 reflect a reduction for real estate acquisition related expenses. We treat our real estate acquisition expenses as funded by proceeds from the Offering of our shares. Therefore, for consistency, proceeds from the issuance of common stock may be reported as a source of distributions to the extent that acquisition expenses have reduced net cash flows from operating activities in the current and prior periods.
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
Our share redemption plan includes certain redemption limits, including a quarterly limit and, in some cases, a stockholder by stockholder limit. During the six months ended June 30, 2014, we received redemption requests for, and redeemed approximately 102,000 W Shares of our common stock for $1.7 million.
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
Our investment guidelines provide that we will target the following aggregate allocation to relatively liquid investments, such as U.S. government securities, agency securities, corporate debt, publicly traded debt and equity real estate-related securities, cash, cash equivalents and other short-term investments and, in Cole Advisors’ discretion, a line of credit (collectively, the “Liquid Assets”): (1) 10% of our NAV up to $1.0 billion; and (2) 5% of our NAV in excess of $1.0 billion. To the extent that Cole Advisors elects to maintain borrowing capacity under a line of credit, the amount available under the line of credit will be included in calculating the Liquid Assets under these guidelines. These are guidelines, and our stockholders should not expect that we will, at all times, hold liquid assets at or above the target levels or that all liquid assets will be available to satisfy redemption requests as we receive them. We anticipate that both our overall allocation to liquid assets as a percentage of our NAV and our allocation to different types of liquid assets will vary. In making these determinations, our advisor will consider our receipt of proceeds from sales of additional shares, our cash flow from operations, available borrowing capacity under a line of credit, if any, or from additional mortgages on our real estate, our receipt of proceeds from sales of assets and the anticipated use of cash to fund redemptions, as well as the availability and pricing of different investments. The amount of the Liquid Assets is determined by our advisor, in its sole discretion, but is subject to review by our independent directors on a quarterly basis.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, distributions and redemptions to stockholders and interest on the Line of Credit. We expect to meet our short-term liquidity requirements through available cash, cash provided by property operations, proceeds from the Offering and borrowings from the Line of Credit. As of June 30, 2014, the Borrowing Base under the Line of Credit was $75.0 million and we had $17.6 million available for borrowing. As of August 8, 2014, we had $51.5 million outstanding under the Line of Credit and $23.5 million available for borrowing.
The Line of Credit has a scheduled maturity date of December 8, 2014; however, we may elect to extend the maturity date for a period of 12 months upon the satisfaction of certain conditions in the Credit Agreement. As a result, we believe that the resources stated above will be sufficient to satisfy our short-term operating requirements, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
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
As of June 30, 2014, we had received and accepted subscriptions for approximately 6.3 million shares of common stock for gross proceeds of $103.8 million. As of June 30, 2014, we had redeemed approximately 140,000 W Shares of common stock for $2.4 million. No valid redemption requests received during the six months ended June 30, 2014 went unfulfilled.

As of June 30, 2014, we had $57.4 million of debt outstanding on the Line of Credit and $17.6 million of available borrowings based on the then-current Borrowing Base. See Note 6 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of the Line of Credit. Our contractual obligations as of June 30, 2014 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - line of credit (2)	$57,400	$57,400	$—	$—	$—
Interest payments - line of credit (3)	703	703	—	—	—
Total	$58,103	$58,103	$—	$—	$—

(1)	The table does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Does not include the impact of any extension. We may elect to extend the maturity of the Line of Credit for a period of 12 months upon the satisfaction of certain conditions in the Credit Agreement.

(3)	Payment obligations for the amount outstanding under the Line of Credit were calculated based on an interest rate of 2.74% in effect as of June 30, 2014.
Our charter prohibits us from incurring debt that would cause our borrowings to exceed 75% of our gross assets, valued at the aggregate cost (before depreciation and other non-cash reserves), unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report. During the initial period of the Offering, our board of directors, including a majority of our independent directors, approved borrowings exceeding this limit because we were and are in the process of raising sufficient equity capital to acquire our portfolio. After we have acquired a substantial portfolio, our advisor will target a leverage of 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets. As of June 30, 2014, our ratio of debt to total gross real estate assets, net of gross intangible lease liabilities, was 37%.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities was $2.4 million for the six months ended June 30, 2014, compared to $220,000 for the six months ended June 30, 2013. The increase was primarily due to an increase in net income before non-cash adjustments for depreciation, amortization of intangibles, amortization of deferred financing costs and amortization of discounts on marketable securities of $2.0 million, combined with an increase in our working capital balances of $162,000. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities increased $27.5 million to $49.5 million for the six months ended June 30, 2014, compared to $22.0 million for the six months ended June 30, 2013. The increase was primarily due to the acquisition of 21 commercial properties during six months ended June 30, 2014, compared to the acquisition of ten commercial properties during the six months ended June 30, 2013.
Financing Activities. Net cash provided by financing activities increased $20.9 million to $44.6 million for the six months ended June 30, 2014, compared to $23.7 million for the six months ended June 30, 2013. The increase was primarily due to an increase in net borrowings on the Line of Credit of $17.4 million and an increase in net proceeds from the issuance of common stock of $6.8 million. This increase was partially offset by an increase in redemptions of common stock of $1.5 million and an increase in distributions paid to investors of $806,000.

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
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2013 and our critical accounting policies have not changed during the six months ended June 30, 2014. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2013, and related notes thereto.
Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 7 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanations.
Related-Party Transactions and Agreements
We have entered into agreements with Cole Advisors and its affiliates whereby we agree to pay certain fees to, or reimburse certain expenses paid by, Cole Advisors or its affiliates, primarily advisory and performance fees and expenses, organization and offering costs, selling commissions, dealer manager fees and expenses, distribution fees and reimbursement of certain acquisition and operating costs. See Note 8 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.

Subsequent Events
Certain events occurred subsequent to June 30, 2014 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 10 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off-Balance Sheet Arrangements
As of June 30, 2014 and December 31, 2013, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
In connection with the acquisition of our properties, we have obtained variable rate debt financing, and are therefore exposed to changes in LIBOR. As of June 30, 2014, we had $57.4 million of variable rate debt outstanding on the Line of Credit, and a change of 50 basis points in interest rates would result in a change in interest expense of $287,000 per annum. In the future, our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. In addition, we expect that we may enter into derivative financial instruments such as interest rate swaps, interest rate caps and rate lock arrangements in order to mitigate our interest rate risk. To the extent we enter into such arrangements, we will be exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2014, were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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
On August 11, 2010, we sold 20,000 shares of common stock at $10.00 per share to our initial stockholder, for a total amount of $200,000. We issued these shares in a private transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) under the Securities Act. On September 20, 2011, our board of directors authorized a reverse stock split providing for the combination of each three shares of our common stock issued and outstanding into two shares of our common stock, resulting in 13,333 shares of common stock issued to our initial stockholder subsequent to the reverse stock split. Following ARCP’s acquisition of Cole, ARCP’s operating partnership, as the successor to our initial stockholder, continues to own 13,333 shares of our common stock.
On December 6, 2011, the Initial Registration Statement for our public offering of up to $4.0 billion in shares of common stock was declared effective under the Securities Act. The Initial Registration Statement covered up to $3.5 billion in shares in a primary offering and up to $500.0 million in shares pursuant to the DRIP. On December 7, 2011, we satisfied the conditions of our escrow agreement and accepted the initial subscription for 666,667 W Shares of our common stock in the offering under the Initial Registration Statement, at a price of $15.00 per share, resulting in gross proceeds of $10.0 million. Additionally, as of June 30, 2014, we were authorized to issue 10.0 million shares of preferred stock, but had none issued or outstanding.
As of June 30, 2014, we had issued approximately 6.3 million shares in the Offering for gross proceeds of $103.8 million, out of which we have incurred $730,000 in dealer manager fees, selling commissions and distribution fees and $778,000 in organization and offering costs. With the net offering proceeds of $102.3 million and the borrowings from the Line of Credit, we acquired $150.9 million in real estate and related assets and incurred $1.9 million of acquisition related expenses. The Company did not make any sales of unregistered securities during the six months ended June 30, 2014.
As of August 8, 2014, we have sold the following common shares and raised the following proceeds in connection with the Offering (dollar amounts in thousands):

	W Shares	A Shares	I Shares	Total
Primary Offering
Shares	5,976,931	548,938	245,900	6,771,769
Proceeds	$98,509	$9,329	$4,169	$112,007
Distribution Reinvestment Plan
Shares	105,235	3,021	5,805	114,061
Proceeds	$1,774	$51	$99	$1,924
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

The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest. During the three months ended June 30, 2014, we redeemed W Shares as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2014	6,329	$16.99	6,329	(1)
May 1 - May 31, 2014	2,669	$17.01	2,669	(1)
June 1 - June 30, 2014	62,697	$17.03	62,697	(1)
Total	71,695		71,695	(1)

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
No events occurred during the three months ended June 30, 2014 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
No events occurred during the three months ended June 30, 2014 that would require a response to this item.

Item 6.	Exhibits
The exhibits listed on the Exhibit Index (following the signature section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cole Real Estate Income Strategy (Daily NAV), Inc. (Registrant)

By:	/s/ Simon J. Misselbrook
Name:	Simon J. Misselbrook
Title:	Senior Vice President of Accounting (Principal Accounting Officer)
Date: August 12, 2014

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1
Second Articles of Amendment and Restatement of Cole Real Estate Income Strategy (Daily NAV), Inc., dated as of August 26, 2013 (Incorporated by reference to the Company’s Form 8-K (File No. 333-169535), filed on August 26, 2013).

3.2
Bylaws of Cole Real Estate Income Strategy (Daily NAV), Inc. effective September 28, 2011 (Incorporated by reference to Exhibit 3.2 to the Company’s pre-effective amendment No. 4 to Form S-11 (File No. 333-169535), filed on November 3, 2011).

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