Form 10-Q
period 2014-09-30
COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
filed 2014-11-13
CIK 1498542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 10, 2014, there were approximately 6.7 million shares of Wrap Class common stock, approximately 864,000 shares of Advisor Class common stock and approximately 255,000 shares of Institutional Class common stock, par value $0.01 each, of Cole Real Estate Income Strategy (Daily NAV), Inc. outstanding.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
ASSETS
Investment in real estate assets:
Land	$45,209	$24,143
Buildings and improvements, less accumulated depreciation of $3,404 and $1,451, respectively	150,231	67,123
Intangible lease assets, less accumulated amortization of $1,877 and $795, respectively	26,808	11,530
Total investment in real estate assets, net	222,248	102,796
Investment in marketable securities	504	460
Total investment in real estate assets and marketable securities, net	222,752	103,256
Cash and cash equivalents	5,511	5,370
Restricted cash	76	105
Rents and tenant receivables	977	581
Prepaid expenses and other assets	298	107
Deferred financing costs, less accumulated amortization of $1,126 and $489, respectively	1,864	464
Total assets	$231,478	$109,883
LIABILITIES AND STOCKHOLDERS’ EQUITY
Line of credit and note payable	$112,750	$43,900
Accounts payable and accrued expenses	955	479
Escrowed investor proceeds	76	105
Due to affiliates	772	829
Acquired below market lease intangibles, less accumulated amortization of $229 and $126, respectively	2,108	1,348
Distributions payable	580	317
Deferred rental income and other liabilities	532	261
Total liabilities	117,773	47,239
Commitments and contingencies
Redeemable common stock	12,690	6,982
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
A Shares common stock, $0.01 par value; 163,000,000 shares authorized, 759,516 and 23,767 shares issued and outstanding, respectively	8	—
I Shares common stock, $0.01 par value; 163,000,000 shares authorized, 252,927 and 129,176 shares issued and outstanding, respectively	3	1
W Shares common stock, $0.01 par value; 164,000,000 shares authorizes, 6,401,672 and 3,993,916 shares issued and outstanding, respectively	64	40
Capital in excess of par value	108,589	59,573
Accumulated distributions in excess of earnings	(7,650)	(3,949)
Accumulated other comprehensive income (loss)	1	(3)
Total stockholders’ equity	101,015	55,662
Total liabilities and stockholders’ equity	$231,478	$109,883
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Rental and other property income	$3,224	$1,304	$7,884	$2,997
Tenant reimbursement income	216	55	593	134
Interest income on marketable securities	2	2	6	4
Total revenue	3,442	1,361	8,483	3,135
Expenses:
General and administrative expenses	396	332	936	894
Property operating expenses	259	61	698	167
Advisory expenses	304	325	676	450
Acquisition related expenses	639	381	1,222	645
Depreciation	815	281	1,953	608
Amortization	407	134	979	291
Total operating expenses	2,820	1,514	6,464	3,055
Operating income (loss)	622	(153)	2,019	80
Other expense:
Interest and other expense, net	703	236	1,704	588
Net (loss) income	$(81)	$(389)	$315	$(508)
Weighted average number of common shares outstanding:
Basic and diluted	6,800,702	2,894,887	5,551,843	2,113,659
Net (loss) income per common share:
Basic and diluted	$(0.01)	$(0.13)	$0.06	$(0.24)
Distributions declared per common share	$0.25	$0.22	$0.72	$0.66
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net (loss) income	$(81)	$(389)	$315	$(508)
Other comprehensive income (loss):
Reclassification of previous unrealized loss on marketable securities into net loss	—	1	—	1
Unrealized (loss) gain on marketable securities	(2)	3	4	(6)
Total other comprehensive (loss) income	(2)	4	4	(5)
Comprehensive (loss) income	$(83)	$(385)	$319	$(513)
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	A Shares Common Stock		I Shares Common Stock		W Shares Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) / Income	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2014	23,767	$—	129,176	$1	3,993,916	$40	$59,573	$(3,949)	$(3)	$55,662
Issuance of common stock	735,749	8	123,751	2	2,590,725	26	59,152	—	—	59,188
Distributions to investors	—	—	—	—	—	—	—	(4,016)	—	(4,016)
Commissions on stock sales and related distribution and dealer manager fees	—	—	—	—	—	—	(877)	—	—	(877)
Other offering costs	—	—	—	—	—	—	(440)	—	—	(440)
Redemptions of common stock	—	—	—	—	(182,969)	(2)	(3,111)	—	—	(3,113)
Changes in redeemable common stock	—	—	—	—	—	—	(5,708)	—	—	(5,708)
Comprehensive income	—	—	—	—	—	—	—	315	4	319
Balance as of September 30, 2014	759,516	$8	252,927	$3	6,401,672	$64	$108,589	$(7,650)	$1	$101,015
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$315	$(508)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,953	608
Amortization of intangible lease assets and below market lease intangibles, net	979	258
Amortization of deferred financing costs	637	178
Amortization on marketable securities, net	1	2
Gain (Loss) on sale of marketable securities	(2)	2
Changes in assets and liabilities:
Rents and tenant receivables	(396)	(116)
Prepaid expenses and other assets	(191)	(72)
Accounts payable and accrued expenses	351	(15)
Deferred rental income and other liabilities	271	34
Due to affiliates	(187)	237
Net cash provided by operating activities	3,731	608
Cash flows from investing activities:
Investment in real estate and related assets	(121,499)	(49,017)
Investment in marketable securities	(265)	(323)
Proceeds from sale of marketable securities	226	85
Change in restricted cash	29	(350)
Net cash used in investing activities	(121,509)	(49,605)
Cash flows from financing activities:
Proceeds from issuance of common stock	57,657	37,164
Offering costs on issuance of common stock	(1,187)	(165)
Redemptions of common stock	(3,113)	(413)
Distributions to investors	(2,222)	(917)
Proceeds from line of credit and note payable	111,804	31,475
Repayments of line of credit	(42,954)	(17,840)
Deferred financing costs paid	(2,037)	(360)
Change in escrowed investor proceeds liability	(29)	350
Net cash provided by financing activities	117,919	49,294
Net increase in cash and cash equivalents	141	297
Cash and cash equivalents, beginning of period	5,370	998
Cash and cash equivalents, end of period	$5,511	$1,295

Supplemental disclosures of non-cash investing and financing activities:
Accrued dealer manager fee and other offering costs	$340	$397
Distributions declared and unpaid	$580	$223
Common stock issued through distribution reinvestment plan	$1,531	$330
Unrealized gain (loss) on marketable securities	$4	$(6)
Reclassification of unrealized loss on marketable securities into net income (loss)	$—	$1
Accrued capital expenditures and deferred financing costs	$125	$1,150
Supplemental cash flow disclosures:
Interest paid	$1,029	$394
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
September 30, 2014

NOTE 1 —	ORGANIZATION AND BUSINESS
Cole Real Estate Income Strategy (Daily NAV), Inc. (the “Company”) is a Maryland corporation that was formed on July 27, 2010, which has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. Substantially all of the Company’s business is conducted through Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP (“Cole OP”), a Delaware limited partnership. The Company is the sole general partner of, and owns, directly or indirectly, 100% of the partnership interest in, Cole OP. The Company is externally managed by Cole Real Estate Income Strategy (Daily NAV) Advisors, LLC, a Delaware limited liability company (“Cole Advisors”), an affiliate of the Company’s sponsor, Cole Capital®, which is a trade name used to refer to a group of affiliated entities directly or indirectly controlled by American Realty Capital Properties, Inc. (“ARCP”), a self-managed publicly traded REIT, organized as a Maryland corporation, listed on The NASDAQ Global Select Market. On February 7, 2014, ARCP acquired Cole Real Estate Investments, Inc. (“Cole”), which, prior to its acquisition, indirectly owned and/or controlled the Company’s external advisor, Cole Advisors, the Company’s dealer manager, Cole Capital Corporation (“CCC”), the Company’s property manager, CREI Advisors, LLC (“CREI Advisors”), and Cole Capital. As a result of ARCP’s acquisition of Cole, ARCP indirectly owns and/or controls Cole Advisors, CCC, CREI Advisors and Cole Capital.
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
The per share purchase price for each class of common stock varies from day-to-day and, on each business day, is equal to, for each class of common stock, the Company’s net asset value (“NAV”) for such class, divided by the number of shares of that class outstanding as of the close of business on such day, plus, for A Shares sold in the Primary Offering, applicable selling commissions. The Company’s NAV per share is calculated daily as of the close of business by an independent fund accountant using a process that reflects (1) estimated values of each of the Company’s commercial real estate assets, related liabilities and notes receivable secured by real estate provided periodically by the Company’s independent valuation expert in individual appraisal reports, (2) daily updates in the price of liquid assets for which third party market quotes are available, (3) accruals of daily distributions and (4) estimates of daily accruals, on a net basis, of operating revenues, expenses, debt service costs and fees. As of September 30, 2014, the NAV per share for W Shares, A Shares and I Shares was $17.10, $17.05 and $17.14, respectively. The Company’s NAV is not audited or reviewed by its independent registered public accounting firm.
The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio primarily consisting of (1) necessity retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases and are strategically located throughout the United States and U.S. protectorates, (2) notes receivable secured by commercial real estate, including the origination of loans, and (3) cash, cash equivalents, other short-term investments and traded real estate-related securities. As of September 30, 2014, the Company owned 71 commercial properties located in 26 states, containing 1.7 million rentable square feet of commercial space, including the square feet of buildings which are on land subject to ground leases. As of September 30, 2014, these properties were 99.6% leased.
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
September 30, 2014

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
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate and related assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the nine months ended September 30, 2014 or 2013.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2014

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
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of September 30, 2014 or December 31, 2013.
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
The Company may acquire certain properties subject to contingent consideration arrangements that may obligate the Company to pay additional consideration to the seller based on the outcome of future events. Additionally, the Company may acquire certain properties for which it funds certain contingent consideration amounts into an escrow account pending the outcome of certain future events. The outcome may result in the release of all or a portion of the escrow funds to the Company or the seller or a combination thereof. Contingent consideration arrangements will be based on a predetermined formula and have set time periods regarding the obligation to make future payments, including funds released to the seller from escrow accounts, or the right to receive escrowed funds as set forth in the respective purchase and sale agreement. Contingent consideration arrangements, including amounts funded through an escrow account, will be recorded upon acquisition of the

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2014

respective property at their estimated fair value, and any changes to the estimated fair value, subsequent to acquisition, will be reflected in the accompanying condensed consolidated unaudited statements of operations. The determination of the amount of contingent consideration arrangements is based on the probability of several possible outcomes as identified by management.
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
Investment in Marketable Securities
Investment in marketable securities consists primarily of the Company’s investment in corporate and government debt securities. The Company determines the appropriate classification for debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of September 30, 2014, the Company classified its investments as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive (loss) income.
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
Restricted Cash and Escrows
Included in restricted cash were escrowed investor proceeds for which shares of common stock had not been issued as of September 30, 2014 and December 31, 2013.
Concentration of Credit Risk
As of September 30, 2014, the Company had cash on deposit, including restricted cash, at three financial institutions, in one of which the Company had deposits in excess of federally insured levels totaling $5.3 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of September 30, 2014, no single tenant accounted for greater than 10% of the Company’s 2014 gross annualized rental revenues. Tenants in the discount store, manufacturing, drugstore and grocery industries accounted for 15% 14%, 10% and 10%, respectively, of the Company’s 2014 gross annualized rental revenues. Additionally, the Company has certain geographic concentrations in its property holdings. In particular, as of September 30, 2014, eight of the Company’s properties were located in Texas, accounting for 17% of the Company’s 2014 gross annualized rental revenues.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2014

Offering and Related Costs
Cole Advisors funds all of the organization and offering costs associated with the sale of the Company’s common stock (excluding selling commissions, the distribution fee and the dealer manager fee) and is reimbursed for such costs up to 0.75% of gross proceeds from the Offering, excluding selling commissions charged on A Shares sold in the Primary Offering. As of September 30, 2014, Cole Advisors or its affiliates had paid organization and offering costs in excess of the 0.75% in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable to Cole Advisors.
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
As of September 30, 2014 and December 31, 2013, the quarterly redemption capacity was equal to 10% of the Company’s NAV and this amount was recorded as redeemable common stock on the condensed consolidated unaudited balance sheet for a total of $12.7 million and $7.0 million, respectively.
Recent Accounting Pronouncements
In April 2014, the U.S. Financial Accounting Standards Board (the “FASB”), issued Accounting Standards Update (“ASU”) 2014-08 Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which amends the reporting requirements for discontinued operations by updating the definition of a discontinued operation to be a component of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, resulting in fewer disposals that qualify for discontinued operations reporting, yet, the pronouncement also requires expanded disclosures for discontinued operations. The adoption of ASU 2014-08 did not have a material impact on the Company’s condensed consolidated unaudited financial statements because the Company did not have any discontinued operations.
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
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early application permitted. The Company does not believe ASU 2014-15, when effective, will have a material impact on the Company’s condensed consolidated unaudited financial statements because the Company currently does not have any conditions that give rise to substantial doubt about its ability to continue as a going concern.

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
September 30, 2014

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
Line of credit and note payable – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The estimated fair value of the Company’s debt was $112.8 million and $43.9 million as of September 30, 2014 and December 31, 2013, respectively, which approximated the carrying value on such dates. The fair value of the Company’s debt is estimated using Level 2 inputs.
Marketable securities – The Company’s marketable securities are carried at fair value and are valued using Level 1 inputs. The estimated fair value of the Company’s marketable securities are based on quoted market prices that are readily and regularly available in an active market.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of September 30, 2014, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.

NOTE 4 —	REAL ESTATE ACQUISITIONS
2014 Property Acquisitions
During the nine months ended September 30, 2014, the Company acquired a 100% interest in 39 commercial properties for an aggregate purchase price of $121.4 million (the “2014 Acquisitions”). The Company purchased the 2014 Acquisitions with net proceeds from the Offering combined with proceeds from borrowings, as discussed in Note 6 to these condensed consolidated unaudited financial statements. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for the acquisitions purchased during the nine months ended September 30, 2014 (in thousands):

2014 Acquisitions
Land	$21,067
Building and improvements	85,060
Acquired in-place leases	12,898
Acquired above market leases	3,286
Acquired below market leases	(863)
Total purchase price	$121,448

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2014

The Company recorded revenue of $1.2 million and $1.8 million, respectively, and net loss of $192,000 and $579,000, respectively, for the three and nine months ended September 30, 2014 related to the 2014 Acquisitions. In addition, the Company recorded $639,000 and $1.2 million, respectively, of acquisition related expenses for the three and nine months ended September 30, 2014.
The following information summarizes selected financial information of the Company as if all of the 2014 Acquisitions were completed on January 1, 2013 for each period presented below. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Pro forma basis
Revenue	$3,993	$3,158	$12,037	$8,526
Net income (loss)	$234	$(266)	$1,264	$(1,015)
The pro forma information for the three and nine months ended September 30, 2014 was adjusted to exclude acquisition related expenses recorded during such periods related to the 2014 Acquisitions. These expenses were recognized in the pro forma information for the nine months ended September 30, 2013. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2013, nor does it purport to represent the results of future operations.
2013 Property Acquisitions
During the nine months ended September 30, 2013, the Company acquired a 100% interest in 18 commercial properties for an aggregate purchase price of $50.0 million (the “2013 Acquisitions”). The Company purchased the 2013 Acquisitions with net proceeds from the Offering and borrowings from the Line of Credit (as defined in Note 6). The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for the acquisitions purchased during the nine months ended September 30, 2013 (in thousands):

2013 Acquisitions
Land	$8,635
Building and improvements	35,768
Acquired in-place leases	5,868
Acquired above market leases	213
Acquired below market leases	(515)
Total purchase price	$49,969
The Company recorded revenue of $643,000 and $977,000, respectively, and a net loss of $7,000 and $64,000, respectively, for the three and nine months ended September 30, 2013 related to the 2013 Acquisitions. In addition, the Company recorded $381,000 and $645,000, respectively, of acquisition related expenses for the three and nine months ended September 30, 2013.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2014

The following information summarizes selected financial information of the Company as if all of the 2013 Acquisitions were completed on January 1, 2012 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Pro forma basis:
Revenue	$1,741	$1,683	$5,226	$5,056
Net (loss) income	$(50)	$297	$555	$371
The pro forma information for the three and nine months ended September 30, 2013 was adjusted to exclude acquisition related expenses recorded during such periods related to the 2013 Acquisitions. These expenses were recognized in the pro forma information for the nine months ended September 30, 2012. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2012, nor does it purport to represent the results of future operations.

NOTE 5 —	MARKETABLE SECURITIES
The Company owned marketable securities with an estimated fair value of $504,000 and $460,000 as of September 30, 2014 and December 31, 2013, respectively. The following is a summary of the Company’s available-for-sale securities as of September 30, 2014 (in thousands):

	Available-for-Sale Securities
	Amortized Cost Basis	Unrealized Gain	Fair Value
U.S. Treasury Bonds	$134	$2	$136
U.S. Agency Bonds	70	(1)	69
Corporate Bonds	299	—	299
Total available-for-sale securities	$503	$1	$504
The following table provides the activity for the marketable securities during the nine months ended September 30, 2014 (in thousands):

	Amortized Cost Basis	Unrealized (Loss) Gain	Fair Value
Marketable securities as of December 31, 2013	$463	$(3)	$460
Face value of marketable securities acquired	265	—	265
Amortization on marketable securities	1	—	1
Sales of securities	(226)	—	(226)
Increase in fair value of marketable securities	—	4	4
Marketable securities as of September 30, 2014	$503	$1	$504
During the nine months ended September 30, 2014, the Company sold 29 marketable securities for aggregate proceeds of $226,000, which approximated their carrying value. In addition, the Company recorded an unrealized gain of $4,000 on its investments, which is included in accumulated other comprehensive income (loss) on the accompanying condensed consolidated unaudited statement of stockholders’ equity for the nine months ended September 30, 2014 and the condensed consolidated unaudited balance sheet as of September 30, 2014.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2014

The scheduled maturities of the Company’s marketable securities as of September 30, 2014 are as follows (in thousands):

	Available-for-Sale Securities
	Amortized Cost	Estimated Fair Value
Due within one year	$45	$45
Due after one year through five years	271	271
Due after five years through ten years	181	182
Due after ten years	6	6
Total	$503	$504
Actual maturities of marketable securities can differ from contractual maturities because borrowers on certain debt securities may have the right to prepay their respective debt obligations at any time. In addition, factors such as prepayments and interest rates may affect the yields on the such securities.

NOTE 6 —	LINE OF CREDIT AND NOTE PAYABLE
As of September 30, 2014, the Company had $112.8 million of debt outstanding, with a weighted average years to maturity of 3.7 years and a weighted average interest rate of 2.40%. The following table summarizes the debt activity for the nine months ended September 30, 2014 and the debt balances as of September 30, 2014 and December 31, 2013 (in thousands):

		During the Nine Months Ended September 30, 2014
	Balance as of December 31, 2013	Debt Issuance	Repayments	Balance as of September 30, 2014
Line of credit	$43,900	$91,500	$(42,954)	$92,446
Fixed rate debt	—	20,304	—	20,304
Total	$43,900	$111,804	$(42,954)	$112,750
During the nine months ended September 30, 2014, the Company entered into an amended and restated credit agreement (the “Amended Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent, (“JPMorgan Chase”), U.S. Bank National Association and other lending institutions that may become parties to the Amended Credit Agreement. As of September 30, 2014, the Company had $92.4 million of debt outstanding under its secured revolving line of credit, as amended (the “Line of Credit”). The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the Line of Credit was $160.8 million as of September 30, 2014.
As of September 30, 2014, the Line of Credit allowed the Company to borrow up to $75.0 million in revolving loans (the “Revolving Loans”), and includes a $25.0 million term loan (the “Term Loan”), with the maximum amount outstanding not to exceed the borrowing base (the “Borrowing Base”), calculated as 65% of the aggregate value allocated to each qualified property comprising eligible collateral (collectively, the “Qualified Properties”) during the period from September 30, 2014 through September 11, 2015 and 60% of the Qualified Properties during the period from September 12, 2015 to September 12, 2017 (the “Amended Line of Credit”). As of September 30, 2014, the Company had $7.6 million available for borrowing. The Line of Credit matures on September 12, 2017; however, the Company may elect to extend the maturity dates of such loans to September 12, 2019, subject to satisfying certain conditions described in the Amended Credit Agreement.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2014

The Revolving Loans and Term Loan will bear interest at rates depending upon the type of loan specified by the Company. For a eurodollar rate loan the interest rate will be equal to the one-month, two-month, three-month or six-month LIBOR for the interest period, as elected by the Company, multiplied by the Statutory Reserve Rate (as defined in the Amended Credit Agreement), plus the applicable rate (the “Eurodollar Applicable Rate”). The Eurodollar Applicable Rate is based upon the Company’s overall leverage ratio, generally defined in the Amended Credit Agreement as the total consolidated outstanding indebtedness of the Company divided by the total consolidated asset value of the Company (as defined in the Amended Credit Agreement) (the “Leverage Ratio”), and ranges from 1.90% at a Leverage Ratio of 50.0% or less to 2.45% at a Leverage Ratio greater than 60.0%. For base rate committed loans, the interest rate will be a per annum amount equal to the greatest of: (a) JPMorgan Chase’s Prime Rate; (b) the Federal Funds Effective Rate (as defined in the Amended Credit Agreement) plus 0.50%; and (c) one-month LIBOR multiplied by the Statutory Reserve plus 1.0% plus the applicable rate (the “Base Rate Applicable Rate”). The Base Rate Applicable Rate is based upon the Leverage Ratio, and ranges from 0.90% at a Leverage Ratio of 50.0% or less to 1.45% at a Leverage Ratio greater than 60.0%. As of September 30, 2014, amounts outstanding on the Line of Credit accrued interest at an annual rate of 2.09%.

The Amended Credit Agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements and dividend payout and REIT status requirements. The Amended Credit Agreement also includes usual and customary events of default and remedies for facilities of this nature. Based on the Company’s analysis and review of its results of operations and financial condition, as of September 30, 2014, the Company believes it was in compliance with the covenants of the Amended Credit Agreement.
In addition, during the nine months ended September 30, 2014, the Company entered into a $20.3 million loan (the “PNC Loan”), agreement with PNC Bank, National Association. The PNC Loan has a fixed interest rate of 3.82% per annum with interest payments due monthly. The principal amount will be due October 1, 2021, the maturity date. The PNC Loan is collateralized by eight single-tenant commercial properties and one multi-tenant commercial property, which were purchased for an aggregated collective purchase price of $33.8 million.

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
September 30, 2014

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
All organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, the distribution fee and the dealer manager fee) are paid for by Cole Advisors or its affiliates and can be reimbursed by the Company up to 0.75% of the aggregate gross offering proceeds, excluding selling commissions charged on A Shares sold in the Primary Offering. As of September 30, 2014, Cole Advisors or its affiliates had paid organization and offering costs in excess of the 0.75% in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable to Cole Advisors.
The Company recorded commissions, fees and expense reimbursements as shown in the table below for services provided by Cole Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Offering:
Selling commissions	$259	—	$478	$—
Selling commissions reallowed by CCC	$259	—	$478	$—
Distribution fees	$12	—	$17	$—
Distribution fees reallowed by CCC	$9	—	$11	$—
Dealer manager fees	$159	67	$382	$144
Dealer manager fees reallowed by CCC	$12	1	$20	$2
Organization and offering expense reimbursement	$171	69	$440	$281
As of September 30, 2014, $977,000 of the amounts shown above had been paid to Cole Advisors and its affiliates and $340,000 had been incurred, but not yet paid, for services provided by Cole Advisors or its affiliates in connection with the offering stage of the Offering and was a liability to the Company. No selling commissions or distribution fees were recorded during the three and nine months ended September 30, 2013 as no A Shares were sold prior to October 2013.

Acquisitions, Operations and Performance
The Company pays Cole Advisors an asset-based advisory fee that is payable in arrears on a monthly basis and accrues daily in an amount equal to 1/365th of 0.90% of the Company’s NAV for each class of common stock, for each day.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2014

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
In the fourth quarter of 2013, Cole Advisors implemented an expense cap, which has been continued for the nine months ended September 30, 2014 and will be continued for the three months ending December 31, 2014, whereby Cole Advisors will fund all general and administrative expenses of the Company that are in excess of an amount calculated by multiplying the average NAV, for the respective three month period by an annualized rate of 1.25% (the “Excess G&A”). General and administrative expenses, as presented in these condensed consolidated unaudited financial statements, include, but are not limited to, legal fees, audit fees, board of directors costs, professional fees, escrow and trustee fees, insurance, state franchise and income taxes and fees for unused amounts on the Line of Credit. At Cole Advisors’ discretion, it may fund the Excess G&A through reimbursement to the Company or payment to third parties on behalf of the Company, but in no event will the Company be liable to Cole Advisors in future periods for such amounts paid or reimbursed. During the three and nine months ended September 30, 2014, the Company incurred $131,000 and $371,000, respectively, of Excess G&A which will be reimbursed by Cole Advisors, of which $131,000 had not been reimbursed and was due to the Company as of September 30, 2014. As of September 30, 2014, the $131,000 was included as a reduction to due to affiliates on the condensed consolidated unaudited balance sheets.
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
September 30, 2014

The Company recorded fees and expense reimbursements as shown in the table below for services provided by Cole Advisors or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Acquisitions, Operations and Performance:
Acquisition expense reimbursement	$151	$—	$286	$—
Advisory fee	$263	$109	$635	$235
Operating expense reimbursement	$—	$—	$—	$—
Performance fee	$41	$215	$41	$215
As of September 30, 2014, $507,000 of the amounts shown above had been paid to Cole Advisors and its affiliates and $455,000 had been incurred, but not yet paid, for services provided by Cole Advisors or its affiliates in connection with the acquisitions and operations stage and was a liability to the Company. Cole Advisors waived its right to receive acquisition expense reimbursements for the three and nine months ended September 30, 2013; accordingly, the Company did not reimburse Cole Advisors for any acquisition expenses during these periods. Additionally, Cole Advisors waived its right to receive operating expense reimbursements for the three and nine months ended September 30, 2014 and 2013; accordingly, the Company did not reimburse Cole Advisors for any such expenses during the three and nine months ended September 30, 2014 and 2013.

Due to Affiliates
As of September 30, 2014, $772,000 was due to Cole Advisors and its affiliates related to advisory, distribution and dealer manager fees and the reimbursement of organization, offering and acquisition expenses, which were included in due to affiliates on the condensed consolidated unaudited balance sheet. As of December 31, 2013, $829,000 was due to Cole Advisors and its affiliates related to performance fees, advisory, distribution and dealer manager fees, the reimbursement of organization and offering expenses, and escrow deposits that were paid on the Company’s behalf in connection with the acquisition of the Company’s properties, which were included in due to affiliates on the condensed consolidated unaudited balance sheet.

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
ARCP/RCAP Agreement
On September 30, 2014, an affiliate of ARCP entered into a definitive agreement (the “RCAP Agreement”) with RCS Capital Corporation (“RCAP”) pursuant to which RCAP would acquire Cole Capital. The acquisition would include CCI II Advisors and CCC. Despite the indirect change of control that would occur for the Company’s advisor, dealer manager and sponsor upon consummation of the transaction contemplated by the RCAP Agreement, such entities are expected to continue to serve in their respective capacities to the Company following the transaction.
The RCAP Agreement contemplates a strategic arrangement by which an indirect wholly-owned subsidiary of ARCP would act as sub-advisor (the “Sub-advisor”) to, and acquire and property manage real estate assets for, the non-traded real estate investment trusts sponsored by Cole Capital, including the Company, after completion of the transaction. As set forth in the RCAP Agreement, the Sub-advisor and RCAP (by way of its ownership of the Company’s advisor) would equally share the acquisition and advisory fees and expenses currently provided pursuant to the Company’s advisory agreement. In addition, the Sub-advisor would receive a portion of any disposition and incentive fees that may later become due to RCAP for advising the

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2014

Company. The Sub-advisor would also receive all acquisition fees and expenses for property acquisitions under any purchase and sale agreement or letter of intent executed on or prior to September 30, 2014. All fees and expenses payable to RCAP or the Sub-advisor under the sub-advisory arrangement would be limited to the total amounts payable to the Company’s advisor under the advisory agreement, which would not change as a result of this arrangement. The completion of the transaction contemplated by the RCAP Agreement is subject to various closing conditions.
On October 22, 2014, Cole Advisors entered into an interim sub-advisory agreement (the “Interim Agreement”) with RCAP Cole Real Estate Income Strategy (Daily NAV) Advisors, LLC, a subsidiary of RCAP (the “RCAP Sub-advisor”), in connection with the first closing under the RCAP Agreement. Pursuant to the Interim Agreement, the RCAP Sub-advisor will use commercially reasonable best efforts to manage and supervise the operations and administration of the Company, other than the acquisition, operation and disposition of the Company’s assets, pending the final closing under the RCAP Agreement. The Interim Agreement provides for substantially the same allocation of advisory services and compensation as contemplated under the RCAP agreement.
On November 3, 2014, RCAP publicly announced that it had notified ARCP of its purported termination of the RCAP Agreement, and that the RCAP Sub-advisor would not act as sub-advisor with respect to the Company. Also on November 3, 2014, ARCP publicly announced that it had informed RCAP that RCAP’s attempt to terminate the RCAP Agreement constitutes a breach of the RCAP Agreement.
On November 11, 2014, ARCP filed a complaint in the Court of Chancery of the State of Delaware against RCAP alleging that RCAP’s attempt to terminate the RCAP Agreement constitutes a breach of the RCAP Agreement and seeking, among other things, specific performance of the RCAP Agreement or, in the alternative, money damages.
Investment in Real Estate Assets
Subsequent to September 30, 2014, the Company acquired a 100% interest in four real estate properties for an aggregate purchase price of $5.0 million. These were funded with proceeds from the Offering. The Company has not completed its initial purchase price allocations with respect to these properties and therefore cannot provide the disclosures included for these properties in Note 4 to these condensed consolidated unaudited financial statements.
Status of the Offering
As of November 10, 2014, the Company had received $136.0 million in gross offering proceeds through the issuance of approximately 8.2 million shares of its common stock in the Offering (including shares issued pursuant to the DRIP).
Share Redemptions
Subsequent to September 30, 2014 through November 10, 2014, the Company redeemed approximately 170,000 shares for $2.9 million.
Line of Credit
As of November 10, 2014, the Company had $92.4 million outstanding under the Line of Credit and $7.6 million available for borrowing.
Cap on General and Administrative Expenses
As discussed in Note 8 to these condensed consolidated unaudited financial statements, Cole Advisors stated that it will continue the existing expense cap for the three months ending December 31, 2014, whereby Cole Advisors will fund all Excess G&A of the Company for such periods.

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
As of September 30, 2014, we owned 71 properties located in 26 states, comprised of 1.7 million rentable square feet of commercial space, including the square footage of buildings which are on land subject to ground leases. Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property indebtedness and acquisition and operating expenses. Rental and other property income accounted for 94% and 93%, respectively, of our total revenue for the three and nine months ended September 30, 2014, and 96% of our total revenue for both the three and nine months ended September 30, 2013. As 99.6% of our rentable square feet was under lease as of September 30, 2014 with a weighted average remaining lease term of 12.2 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Cole Advisors regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
As of September 30, 2014, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets, net of gross intangible lease liabilities, was 50%. As we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any current variable rate debt, refinancings or new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions, when applicable, by entering into purchase agreements and loan commitments simultaneously, or through loan assumption, so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with our future property acquisitions, when applicable, or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing terms for future acquisitions or refinancing, our results of operations may be adversely affected.
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our consolidated real estate assets as of September 30, 2014 and 2013:

	As of September 30,
	2014	2013
Number of properties	71	28
Approximate rentable square feet	1.7 million	515,000
Percentage of rentable square feet leased	99.6%	99.7%

(1) Includes square feet of the buildings on land that are subject to ground leases.

The following table summarizes our consolidated real estate investment activity during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Properties acquired	18		8		39		18
Approximate purchase price of acquired properties	$72	million	$29	million	$121	million	$50	million
Approximate rentable square feet	672,000		206,000		1.0	million	290,000
As shown in the tables above, we owned 71 commercial properties as of September 30, 2014, compared to 28 commercial properties as of September 30, 2013. Accordingly, our results of operations for the three and nine months ended September 30, 2014, compared to the three and nine months ended September 30, 2013, reflect significant increases in most categories.

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
Revenue. Revenue increased $2.0 million to $3.4 million for the three months ended September 30, 2014, compared to $1.4 million for the three months ended September 30, 2013. Of this amount, rental and other property income increased $1.9 million to $3.2 million for the three months ended September 30, 2014, compared to $1.3 million for the three months ended September 30, 2013. The increase was primarily due to the acquisition of 43 properties subsequent to September 30, 2013. We also recorded tenant reimbursement income of $216,000 related to certain operating expenses paid by us subject to reimbursement by tenants during the three months ended September 30, 2014, compared to $55,000 during the three months ended September 30, 2013.
General and Administrative Expenses. General and administrative expenses increased $64,000 to $396,000 for the three months ended September 30, 2014, compared to $332,000 for the three months ended September 30, 2013, due to increased accounting fees, offset by the expense cap on general and administrative expenses for the three months ended September 30, 2014 as discussed in Note 8 to the condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q. There was no such cap during the three months ended September 30, 2013. The primary general and administrative expense items are professional fees, board of directors costs, state franchise and income taxes, escrow and trustee fees, fees for unused amounts on the Line of Credit, and other licenses and fees. During the three months ended September 30, 2014, we incurred $131,000 of Excess G&A, which will be reimbursed by our advisor.
Property Operating Expenses. Property operating expenses increased $198,000 to $259,000 for the three months ended September 30, 2014, compared to $61,000 for the three months ended September 30, 2013. The increase was primarily due to the acquisition activity subsequent to September 30, 2013. The primary property operating expense items are property taxes, repairs and maintenance and property insurance.
Advisory Expenses. Advisory expenses decreased $21,000 to $304,000 for the three months ended September 30, 2014, compared to $325,000 for the three months ended September 30, 2013, as we recorded advisory fees earned by our advisor pursuant to our advisory agreement. The decrease in advisory fees was primarily due to a decrease in the performance fee earned by our advisor based on the total return per share for each share class, which must exceed 6% for any calendar year in order to become payable.
Acquisition Related Expenses. Acquisition related expenses increased $258,000 to $639,000 for the three months ended September 30, 2014, compared to $381,000 for the three months ended September 30, 2013. The increase was primarily due to acquisition related reimbursements and expenses incurred in connection with the purchase of 18 commercial properties for an aggregate purchase price of $71.9 million during the three months ended September 30, 2014, compared to acquisition related expenses incurred in connection with the purchase of eight commercial properties for an aggregate purchase price of $28.7 million during the three months ended September 30, 2013.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $807,000 to $1.2 million for the three months ended September 30, 2014, compared to $415,000 for the three months ended September 30, 2013. The increase was primarily related to depreciation and amortization on 43 properties acquired subsequent to September 30, 2013.
Interest and Other Expense, Net. Interest and other expense, net increased $467,000 to $703,000 for the three months ended September 30, 2014, compared to $236,000 for the three months ended September 30, 2013, primarily due to an increase of $59.6 million in our average outstanding debt balance for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. This increase was also due to an increase in amortization related to deferred financing costs incurred subsequent to September 30, 2013.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
Revenue. Revenue increased $5.4 million to $8.5 million for the nine months ended September 30, 2014, compared to $3.1 million for the nine months ended September 30, 2013. Of this amount, rental and other property income increased $4.9 million to $7.9 million for the nine months ended September 30, 2014, compared to $3.0 million for the nine months ended September 30, 2013. The increase was primarily due to the acquisition of 43 properties subsequent to September 30, 2013. We also recorded tenant reimbursement income of $593,000 related to certain operating expenses paid by us subject to reimbursement by tenants during the nine months ended September 30, 2014, compared to $134,000 during the nine months ended September 30, 2013.
General and Administrative Expenses. General and administrative expenses remained relatively constant, increasing $42,000 to $936,000 for the nine months ended September 30, 2014, compared to $894,000 for the nine months ended September 30, 2013. The increase was primarily due to increased accounting fees, which were offset by the expense cap on general and administrative expenses for the nine months ended September 30, 2014 as discussed in Note 8 to the condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q. There was no such cap during the nine months ended September 30, 2013. The primary general and administrative expense items are professional fees, board of directors costs, state franchise and income taxes, escrow and trustee fees, fees for unused amounts on the Line of Credit, and other licenses and fees. During the nine months ended September 30, 2014, we incurred $371,000 of Excess G&A, of which $131,000 had not been reimbursed and was due to the Company as of September 30, 2014.
Property Operating Expenses. Property operating expenses increased $531,000 to $698,000 for the nine months ended September 30, 2014, compared to $167,000 for the nine months ended September 30, 2013. The increase was primarily due to the acquisition activity subsequent to September 30, 2013. The primary property operating expense items are property taxes, repairs and maintenance and property insurance.
Advisory Expenses. Advisory expenses increased $226,000 to $676,000 for the nine months ended September 30, 2014, compared to $450,000 for the nine months ended September 30, 2013, as we recorded advisory fees earned by our advisor pursuant to our advisory agreement. The increase in advisory fees was primarily due to an increase in our NAV resulting from the issuance of common stock subsequent to September 30, 2013.
Acquisition Related Expenses. Acquisition related expenses increased $577,000 to $1.2 million for the nine months ended September 30, 2014, compared to $645,000 for the nine months ended September 30, 2013. The increase was primarily due to acquisition related reimbursements and expenses incurred in connection with the purchase of 39 commercial properties for an aggregate purchase price of $121.4 million during the nine months ended September 30, 2014, compared to acquisition related expenses incurred in connection with the purchase of 18 commercial properties for an aggregate purchase price of $50.0 million during the nine months ended September 30, 2013.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $2.0 million to $2.9 million for the nine months ended September 30, 2014, compared to $899,000 for the nine months ended September 30, 2013. The increase was primarily related to depreciation and amortization on 43 properties acquired subsequent to September 30, 2013.
Interest and Other Expense, Net. Interest and other expense, net increased $1.1 million to $1.7 million for the nine months ended September 30, 2014, compared to $588,000 for the nine months ended September 30, 2013, primarily due to an increase of $50.9 million in our average outstanding debt balance for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. This increase was also due to an increase in amortization related to $2.1 million of deferred financing costs incurred subsequent to September 30, 2013.
Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.002563727 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2014 and ending on March 31, 2014. In addition, our board of directors authorized a daily distribution of $0.002678083 per share for stockholders of record as of the close of business on each day of the period commencing on April 1, 2014 and ending on December 31, 2014. The daily distribution amount for each class of outstanding common stock will be adjusted based on the relative NAV of the various classes each day so that, from day to day, distributions constitute a uniform percentage of the NAV per share of all classes. As a result, from day to day, the per share daily distribution for each outstanding class of common stock may be higher or lower than the daily distribution amount authorized by our board of directors based on the relative NAV of each class of common stock on that day.

During the nine months ended September 30, 2014 and 2013, we paid distributions of $3.8 million and $1.2 million, respectively, including $1.5 million and $330,000, respectively, through the issuance of shares pursuant to the DRIP. Our distributions for the nine months ended September 30, 2014 were funded by cash flows from operations, including cash flow in excess of distributions of $3.7 million, or 99%, and offering proceeds of $22,000, or 1%. Our distributions for the nine months ended September 30, 2013 were funded by cash flows from operations, including cash flow in excess of distributions from the prior year, of $705,000, or 57%, and offering proceeds of $542,000, or 43%. Net cash provided by operating activities for the nine months ended September 30, 2014 and 2013 reflect a reduction for real estate acquisition related expenses. We treat our real estate acquisition expenses as funded by proceeds from the Offering of our shares. Therefore, for consistency, proceeds from the issuance of common stock may be reported as a source of distributions to the extent that acquisition expenses have reduced net cash flows from operating activities in the current and prior periods.
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
Our share redemption plan includes certain redemption limits, including a quarterly limit and, in some cases, a stockholder by stockholder limit. During the nine months ended September 30, 2014, we received redemption requests for, and redeemed approximately 183,000 W Shares of our common stock for $3.1 million. Subsequent to September 30, 2014 through November 10, 2014, the Company redeemed approximately 170,000 shares for $2.9 million.
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
Liquidity and Capital Resources
General
Our principal demands for funds will be for real estate and real estate related investments, for the payment of acquisition related expenses, operating expenses, distributions and redemptions to stockholders and principal and interest on any current and any future indebtedness. Generally, cash needs for items other than acquisitions and acquisition related expenses will be generated from operations of our current and future investments. We expect to meet cash needs for acquisitions from the net proceeds of the Offering and from debt financings. The sources of our operating cash flows will primarily be driven by the rental income received from current and future leased properties. We expect to continue to raise capital through the Offering and to utilize such funds and future proceeds from secured or unsecured financing to complete future property acquisitions. Refer to Item 1A - Risk Factors for potential impacts to our ability to raise capital in the near term.
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

Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, distributions and redemptions to stockholders and interest on our outstanding debt. We expect to meet our short-term liquidity requirements through available cash, cash provided by property operations, proceeds from the Offering and borrowings from the Line of Credit or other borrowings. As of September 30, 2014, the Borrowing Base under the Line of Credit was $100.0 million and we had $7.6 million available for borrowing. As of November 10, 2014, we had $92.4 million outstanding under the Line of Credit and $7.6 million available for borrowing. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
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
As of September 30, 2014, we had received and accepted subscriptions for approximately 7.6 million shares of common stock for gross proceeds of $126.5 million. As of September 30, 2014, we had redeemed approximately 222,000 W Shares of common stock for $3.7 million. No valid redemption requests received during the nine months ended September 30, 2014 went unfulfilled.
As of September 30, 2014, we had $112.8 million of debt outstanding and $7.6 million of available borrowings on the Line of Credit based on the Borrowing Base. See Note 6 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt. Our contractual obligations as of September 30, 2014 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - line of credit	$92,446	$—	$92,446	$—	$—
Interest payments - line of credit (2)	5,779	1,957	3,822	—	—
Principal payments - fixed debt rate	20,304	—	—	—	20,304
Interest payments - fixed debt rate	5,511	786	1,575	1,573	1,577
Total	$124,040	$2,743	$97,843	$1,573	$21,881

(1)	The table does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Payment obligations for the amount outstanding under the Line of Credit were calculated based on an interest rate of 2.09% in effect as of September 30, 2014.
Our charter prohibits us from incurring debt that would cause our borrowings to exceed 75% of our gross assets, valued at the aggregate cost (before depreciation and other non-cash reserves), unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report. During the initial period of the Offering, our board of directors, including a majority of our independent directors, approved borrowings exceeding this limit because we were and are in the process of raising sufficient equity capital to acquire our portfolio. After we have acquired a substantial portfolio, our advisor will target a leverage of 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets. As of September 30, 2014, our ratio of debt to total gross real estate assets, net of gross intangible lease liabilities, was 50%.

Cash Flow Analysis
Operating Activities. Net cash provided by operating activities was $3.7 million for the nine months ended September 30, 2014, compared to $608,000 for the nine months ended September 30, 2013. The increase was primarily due to an increase in net income before non-cash adjustments for depreciation, amortization of intangibles, amortization of deferred financing costs and amortization of discounts on marketable securities of $3.3 million, offset by a decrease in our working capital balances of $220,000. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities increased $71.9 million to $121.5 million for the nine months ended September 30, 2014, compared to $49.6 million for the nine months ended September 30, 2013. The increase was primarily due to the acquisition of 39 commercial properties during nine months ended September 30, 2014, compared to the acquisition of 18 commercial properties during the nine months ended September 30, 2013.
Financing Activities. Net cash provided by financing activities increased $68.6 million to $117.9 million for the nine months ended September 30, 2014, compared to $49.3 million for the nine months ended September 30, 2013. The increase was primarily due to an increase in net borrowings on the Line of Credit and note payable of $55.2 million and an increase in net proceeds from the issuance of common stock of $19.5 million. This increase was partially offset by an increase in redemptions of common stock of $2.7 million.
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

A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2013 and our critical accounting policies have not changed during the nine months ended September 30, 2014. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2013, and related notes thereto.
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
Subsequent Events
Certain events occurred subsequent to September 30, 2014 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 10 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off-Balance Sheet Arrangements
As of September 30, 2014 and December 31, 2013, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
In connection with the acquisition of our properties, we have obtained variable rate debt financing, and are therefore exposed to changes in LIBOR. As of September 30, 2014, we had $92.4 million of variable rate debt outstanding on the Line of Credit, and a change of 50 basis points in interest rates would result in a change in interest expense of $462,000 per annum. In the future, our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. In addition, we expect that we may enter into derivative financial instruments such as interest rate swaps, interest rate caps and rate lock arrangements in order to mitigate our interest rate risk. To the extent we enter into such arrangements, we will be exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2014, were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.

Item 1A.	Risk Factors
The following risk factors supplement the risk factors set forth in “Item 1A - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. The risk factors contained in this “Item 1A - Risk Factors” should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto, and the other unaudited financial data, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q.
The suspension or termination of selling agreements by broker-dealers participating in the offering, or our inability to generate additional selling agreements with prospective broker-dealers, will impact our ability to raise capital in the near term.
On October 29, 2014, ARCP, the indirect parent of our sponsor, our advisor, our dealer manager and our property manager, announced that, as a result of an independent investigation being conducted by its audit committee, certain of ARCP’s financial statements should no longer be relied upon, and that such independent investigation is ongoing. Subsequently, our dealer manager was advised by several of the broker-dealers participating in the offering that they would either terminate or suspend their selling dealer agreements with our dealer manager, and by certain prospective broker-dealers that, for a period of time, they would suspend their initial review of the offering prior to entering into a selling dealer agreement with our dealer manager. As a result, we may not be able to raise a substantial amount of capital in the near term. If we are not able to raise a substantial amount of capital, we may have difficulty in identifying and purchasing suitable properties on attractive terms in order to meet our investment objectives and may be unable to reduce our current leverage profile. This could also adversely affect our ability to pay regular distributions from cash flow from operations to investors.
Certain members of our management and the management of our advisor have been and may continue to be required to devote time and resources to addressing issues created as a result of ARCP’s recent announcement that certain of ARCP’s financial statements should no longer be relied upon. To the extent such matters require further attention of the members of our management and the management of our advisor, such persons’ focus on our business strategy may be diminished.
On October 29, 2014, ARCP, the indirect parent of our sponsor, our advisor, our dealer manager and our property manager, announced that, as a result of an independent investigation being conducted by its audit committee, certain of ARCP’s financial statements should no longer be relied upon and that such independent investigation is ongoing. Certain members of our management and the management of our advisor have been and may continue to be required to devote time and resources to addressing issues created as a result of such announcement. Should such persons be required to devote further attention to these matters, their focus on our business strategy may be diminished.

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
On December 6, 2011, the Initial Registration Statement for our public offering of up to $4.0 billion in shares of common stock was declared effective under the Securities Act. The Initial Registration Statement covered up to $3.5 billion in shares in a primary offering and up to $500.0 million in shares pursuant to the DRIP. On December 7, 2011, we satisfied the conditions of our escrow agreement and accepted the initial subscription for 666,667 W Shares of our common stock in the offering under the Initial Registration Statement, at a price of $15.00 per share, resulting in gross proceeds of $10.0 million. Additionally, as of September 30, 2014, we were authorized to issue 10.0 million shares of preferred stock, but had none issued or outstanding.

As of September 30, 2014, we had issued approximately 7.6 million shares in the Offering for gross proceeds of $126.5 million, out of which we have incurred $1.2 million in dealer manager fees, selling commissions and distribution fees and $949,000 in organization and offering costs. With the net offering proceeds of $124.4 million and the borrowings from the Line of Credit and note payable, we acquired $224.6 million in real estate and related assets and incurred $2.5 million of acquisition related expenses. The Company did not make any sales of unregistered securities during the nine months ended September 30, 2014.
As of November 10, 2014, we have sold the following common shares and raised the following proceeds in connection with the Offering (dollar amounts in thousands):

	W Shares	A Shares	I Shares	Total
Primary Offering
Shares	6,913,914	854,892	245,900	8,014,706
Proceeds	$114,554	$14,549	$4,169	$133,272
Distribution Reinvestment Plan
Shares	141,633	8,970	9,440	160,043
Proceeds	$2,398	$153	$161	$2,712
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
The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest. During the three months ended September 30, 2014, we redeemed W Shares as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2014	10,233	$17.03	10,233	(1)
August 1 - August 31, 2014	4,667	$17.07	4,667	(1)
September 1 - September 30, 2014	66,472	$17.08	66,472	(1)
Total	81,372		81,372	(1)

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
No events occurred during the three months ended September 30, 2014 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
No events occurred during the three months ended September 30, 2014 that would require a response to this item.

Item 6.	Exhibits
The exhibits listed on the Exhibit Index (following the signature section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cole Real Estate Income Strategy (Daily NAV), Inc. (Registrant)

By:	/s/ Simon J. Misselbrook
Name:	Simon J. Misselbrook
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)
Date: November 12, 2014

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1*
Loan Agreement, dated September 9, 2014, by and between Cole WG Reidsville NC, LLC, Cole DG Indepnednce (23rd St.) MO, LLC, Cole KG Cedar Rapids IA, LLC, Cole NG Prescott AZ, LLC, Cole LO Fremont OH, LLC, Cole CV Wisconsin Rapids WI, LLC, Cole DG Gladwin MI, LLC, Cole DT Lexington MI, LLC and ARCP MT Enid OK, LLC and PNC Bank, National Association.

10.2*
Amended and Restated Credit Agreement, dated September 12, 2014, by and between Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP and J.P. Morgan Securities, LLC, as lead arranger and bookrunner, JPMorgan Chase Bank, N.A. as administrative agent, swing line lender and letter of credit issuer, and U.S Bank National Association as syndication agent and documentation agent.

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