Form 10-K
period 2014-12-31
COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
filed 2015-03-30
CIK 1498542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There is no established market for the registrant’s shares of common stock. There were approximately 5.5 million shares of common stock held by non-affiliates as of June 30, 2014, for an aggregate market value of $93.4 million, based upon a net asset value per share of $17.07 as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter.
As of March 25, 2015, there were approximately 6.1 million shares of Wrap Class common stock, approximately 899,444 shares of Advisor Class common stock and approximately 260,017 shares of Institutional Class common stock, par value $0.01 each, of Cole Real Estate Income Strategy (Daily NAV), Inc. outstanding.
Documents Incorporated by Reference:
The Registrant incorporates by reference portions of the Cole Real Estate Income Strategy (Daily NAV), Inc. definitive proxy statement to be filed with the SEC with respect to the Registrant’s 2015 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

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
•our ability to raise proceeds in our public offering;
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

PART I
ITEM 1.    BUSINESS
Formation
Cole Real Estate Income Strategy (Daily NAV), Inc. (the “Company,” “we,” “our” or “us”) is a Maryland corporation that was formed on July 27, 2010, our date of inception, which has elected to be taxed, and currently qualifies, as a REIT for federal income tax purposes. We were organized to primarily acquire and operate a diversified portfolio of necessity retail, office and industrial properties that are anchored by creditworthy tenants under long-term net leases, and are strategically located throughout the United States and U.S. protectorates. As of December 31, 2014, we owned 75 commercial properties located in 26 states, comprising 1.8 million rentable square feet of commercial space including square feet of buildings which are on land subject to ground leases. As of December 31, 2014, these properties were 99.7% leased.
Substantially all of our business is conducted through our operating partnership, Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP, a Delaware limited partnership (“Cole OP”). We are the sole general partner of and own, directly or indirectly, 100% of the partnership interest in Cole OP. We are externally managed by Cole Real Estate Income Strategy (Daily NAV) Advisors, LLC (“Cole Advisors”), which is indirectly owned by American Realty Capital Properties, Inc. (“ARCP”). Cole Advisors was, prior to the ARCP Merger (as defined below), indirectly owned by Cole Real Estate Investments, Inc. (“Cole,” formerly known as Cole Credit Property Trust III, Inc.) as a result of Cole acquiring Cole Holdings Corporation (“CHC”) on April 5, 2013 pursuant to a transaction whereby CHC merged with and into CREInvestments, LLC (“CREI”), a wholly-owned subsidiary of Cole. On February 7, 2014, ARCP acquired Cole pursuant to a transaction whereby Cole merged with and into Clark Acquisition, LLC, a wholly owned subsidiary of ARCP (“Merger Sub”), with Merger Sub surviving as a wholly owned subsidiary of ARCP (the “ARCP Merger”). ARCP is a self-managed publicly traded Maryland corporation listed on The NASDAQ Global Select Market, focused on acquiring and owning single tenant freestanding commercial properties subject to net leases with high credit quality tenants. As a result of the ARCP Merger, ARCP indirectly owns and/or controls our external advisor, Cole Advisors, our dealer manager, Cole Capital Corporation (“CCC”), our property manager, CREI Advisors, LLC (“CREI Advisors”), and our sponsor, Cole Capital® (“Cole Capital”), and such entities are expected to continue to serve in their respective capacities to the Company.
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

On October 29, 2014, ARCP announced that, as a result of preliminary findings of an independent investigation being conducted by its audit committee, certain of ARCP’s financial statements should no longer be relied upon. Subsequently, our dealer manager was advised by several of the broker-dealers participating in the Offering that they would suspend their selling dealer agreements with our dealer manager, and by certain prospective broker-dealers that, for a period of time, they would suspend their initial review of the Offering prior to entering into a selling dealer agreement with our dealer manager.
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
Investment Objectives and Policies
Our investment strategy is to invest primarily in a diversified portfolio of (1) necessity commercial properties in the retail, office and industrial sectors that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States and U.S. protectorates, (2) notes receivable secured by commercial real estate, including the origination of loans, and (3) U.S. government securities, agency securities and corporate debt and other investments for which there is reasonable liquidity. Our investment in commercial properties is limited to the retail, office and industrial sectors that meet our investment criteria. The actual percentage of our portfolio that is invested in retail, office and industrial property categories may fluctuate due to market conditions and investment opportunities. We expect to maintain a level of liquid assets (cash, cash equivalents, other short-term investments, U.S. government securities, agency securities, corporate debt, liquid real estate-related, equity or debt securities and other investments for which there is reasonable liquidity) as a source of funds to meet redemption requests. Our primary investment objectives are:

•	to acquire quality commercial real estate properties, net leased under long-term leases to creditworthy tenants, which provide current operating cash flow;

•	to maintain a level of liquid assets as a source of funds to meet redemption requests;

•	to provide reasonably stable, current income for investors through the payment of cash distributions; and

•	to provide the opportunity to participate in capital appreciation in the value of our investments.
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

Acquisition and Investment Policies
Commercial Real Estate Properties
We invest primarily in single-tenant, necessity commercial properties, which are leased to creditworthy tenants under long-term net leases and provide current operating cash flow. We use the term necessity commercial properties to describe retail properties that are important to customers and office and industrial properties that are essential to the business operations of a corporate tenant. Over time, we expect our property sector allocations to broadly reflect the composition of the NCREIF Property Index with the exception of multi-family and lodging, which will be excluded from our investment portfolio. The actual percentage of our portfolio that is invested in the retail, office and industrial property categories may fluctuate due to market conditions and investment opportunities.

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
For over three decades, our sponsor has developed and utilized this investment approach in acquiring and managing core commercial real estate assets primarily in the retail sector but also in the office and industrial sectors. We believe that our sponsor’s experience in assembling real estate portfolios, which principally focus on national and regional creditworthy tenants subject to long-term leases, will provide us with a competitive advantage. In addition, our sponsor has built a business of approximately 400 employees who are experienced in the various aspects of acquiring, financing and managing commercial real estate, and we believe that our access to these resources provides us with a competitive advantage.
Our goal is to acquire a portfolio of commercial properties that are diversified by way of location and industry, in order to minimize the potential adverse impact of economic slow-downs or downturns in local markets or a specific industry. There is no limitation on the number, size or type of properties that we may acquire or on the percentage of net proceeds of the Offering that may be invested in a single property. The number and mix of properties comprising our portfolio will depend upon real estate market conditions and other circumstances existing at the time we acquire properties, and the amount of proceeds we raise in the Offering. We are not restricted to investments in commercial properties and we will not forgo a high quality investment because it does not precisely fit our expected portfolio composition.
We intend to incur debt to acquire properties where our advisor determines that incurring such debt is in our best interests, and in the best interests of our stockholders. In addition, from time to time, we may acquire some properties without financing and later incur mortgage debt secured by one or more of such properties if favorable financing terms are available. We will use the proceeds from these loans to acquire additional properties and maintain liquidity. See “— Borrowing Policies” below for a more detailed description of our borrowing intentions and limitations.
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
Real Estate Underwriting Process
In evaluating potential property acquisitions consistent with our investment objectives, our advisor applies its well-established underwriting process to determine the creditworthiness of potential tenants. Similarly, our advisor will apply its credit underwriting criteria to possible new tenants when we are re-leasing properties in our portfolio. Our advisor’s underwriting process includes analyzing the financial data and other available information about the tenant, such as income statements, balance sheets, net worth, cash flow, business plans, data provided by industry credit rating services, and/or other information our advisor may deem relevant. Generally, these tenants must have a proven track record in order to meet the credit tests applied by our advisor. In addition, we may obtain guarantees of leases by the corporate parent of the tenant, in which case our advisor will analyze the creditworthiness of the guarantor. In many instances, especially in sale-leaseback situations where we are acquiring a property from a company and simultaneously leasing it back to the company under a long-term lease, we will meet with the tenant’s senior management to discuss the company’s business plan and strategy.
When using debt rating agencies, a tenant typically will be considered creditworthy when the tenant has an “investment grade” debt rating by Moody’s Investors Service (“Moody’s”) of Baa3 or better, credit rating by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”) of BBB- or better, or its payments are guaranteed by a company with such rating. Changes in tenant credit ratings, coupled with future acquisition and disposition activity, may increase or decrease our concentration of creditworthy tenants in the future.
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
While we will utilize ratings by Moody’s and Standard & Poor’s, when available, as one factor in determining whether a tenant is creditworthy, our advisor will also consider other factors in determining whether a tenant is creditworthy, for the purpose of meeting our investment objective. For example, our advisor’s underwriting process will also consider information provided by other debt or credit rating agencies, such as Dun & Bradstreet, along with our advisor’s own analysis of the financial condition of the tenant and/or the guarantor, the operating history of the property with the tenant, the tenant’s market share and track record within the tenant’s industry segment, the general health and outlook of the tenant’s industry segment, the strength of the tenant’s management team and/or the terms and length of the lease at the time of the acquisition.
Description of Leases
We expect, in most instances, to continue to acquire tenant properties with existing double net or triple net leases. “Net” leases mean leases that typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, maintenance, insurance and building repairs related to the property, in addition to the lease payments. Triple net leases typically require the tenant to pay all costs associated with a property in addition to the base rent and percentage rent, if any, including capital expenditures for the roof and the building structure. Double net leases typically hold the landlord responsible for the capital expenditures for the roof and structure, while the tenant is responsible for all lease payments and remaining operating expenses associated with the property. Double net and triple net leases help ensure the predictability and stability of our expenses, which we believe will result in greater predictability and stability of our cash distributions to stockholders. Not all of our leases will be net leases. With respect to our multi-tenant properties, we expect to have a variety of lease arrangements with tenants. Since each lease is an individually negotiated contract between two or more parties, each lease will have different obligations of both the landlord and the tenant. Many large national tenants have standard lease forms that generally do not vary from property to property. We will have limited ability to revise the terms of leases to those tenants. We have acquired and may continue to acquire properties subject to “gross” leases. “Gross” leases means leases that typically require the tenant to pay a flat rental amount, and we would pay for all property charges regularly incurred as a result of our owning the property. When spaces in a property become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we anticipate entering into net leases.
Typically, we expect to enter into leases that have existing terms of ten years or more; however, certain leases may have a shorter term. We may acquire properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is in an attractive location, if the property is difficult to replace, or if the property has other significant favorable real estate attributes. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases also will contain provisions that increase the amount of base rent payable at points during the lease term. We expect that many of our leases will contain periodic rent increases. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. Tenants will be required to provide proof of insurance by furnishing a certificate of insurance to our advisor on an annual basis. The insurance certificates will be tracked and reviewed for compliance by our advisor’s property and risk management departments.
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
In general, we do not permit leases to be assigned or subleased without our prior written consent. If we do consent to an assignment or sublease, we generally expect the terms of such consent to provide that the original tenant will remain fully liable under the lease unless we release that original tenant from its obligations.
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
Investment Decisions
Our advisor has substantial discretion with respect to the selection of our specific investments, subject to our investment and borrowing policies, which policies are approved by our independent directors. In pursuing our investment objectives and making investment decisions on our behalf, our advisor evaluates the proposed terms of the investment against all aspects of the transaction, including the condition and financial performance of the asset, the terms of existing leases, the creditworthiness of the tenant or tenants, and property location and characteristics. Because the factors considered, including the specific weight we place on each factor, vary for each potential investment, we do not, and are not able to, assign a specific weight or level of importance to any particular factor.
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

•
lease terms, including length of lease term, scope of landlord responsibilities, presence and frequency of contractual rental increases, renewal option provisions, exclusive and permitted use provisions, co-tenancy requirements and termination options.

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
Conditions to Closing Our Acquisitions
Generally, we condition our obligation to close the purchase of any investment on the delivery and verification of certain documents from the seller or developer, including, where appropriate:

•	plans and specifications;

•	surveys;

•	evidence of marketable title, subject to such liens and encumbrances as are acceptable to our advisor;

•	financial statements covering recent operations of properties with operating histories;

•	title and liability insurance policies; and

•	tenant estoppel certificates.
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
In determining whether to purchase a particular property, we may obtain an option to purchase such property. The amount paid for an option, if any, normally is forfeited if the property is not purchased and credited against the purchase price if the property is purchased.
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
Our advisor’s officers and key persons may have conflicts of interest in determining which real estate program sponsored by Cole Capital should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our advisor’s officers and key persons may face a conflict in structuring the terms of the relationship between our interests and the interests of any affiliated co-venturer and in managing the joint venture. Since some or all of our advisor’s officers and key persons may also advise the affiliated co-venturer, agreements and transactions between us and ARCP or any other real estate programs sponsored by Cole Capital will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our investment in the joint venture.
We may enter into joint ventures with ARCP, other real estate programs sponsored by Cole Capital, or with our sponsor, our advisor, one or more of our directors, or any of their respective affiliates, but only if a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and on substantially the same terms and conditions as those received by unaffiliated joint venturers, and the cost of our investment must be supported by a current appraisal of the asset.
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

•
we may enter into a joint venture with third parties who have an executed lease with a developer who has an executed lease in place with the future tenant whereby we will provide a portion of the equity or debt financing;

•	we would accrue a preferred return during construction on any equity investment;

•	the properties will be developed by third parties; and

•
consistent with our general policy regarding joint venture investments, we would have an option or contract to purchase, or a right of first refusal to purchase, the property or the co-investor’s interest.

In the event that we elect to engage in development or construction projects, in order to help ensure performance by the builders of properties that are under construction, completion of such properties will be guaranteed at the contracted price by a completion guaranty, completion bond or performance bond. Our advisor may rely upon the substantial net worth of the contractor or developer or a personal guarantee accompanied by financial statements showing a substantial net worth provided by an affiliate of the person entering into the construction or development contract as an alternative to a completion bond or performance bond. Development of real estate properties is subject to risks relating to a builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables. Refer to Item 1A. “Risk Factors — General Risks Related to Investments in Real Estate” included elsewhere in this Annual Report on Form 10-K.
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
Investing in and Originating Loans
The criteria that our advisor will use in making or investing in loans on our behalf is substantially the same as those involved in acquiring our investment in properties. We do not intend to make loans to other persons, to underwrite securities of other issuers or to engage in the purchase and sale of any types of investments other than those relating to real estate. However, unlike our property investments, which we expect to hold in excess of five years for retail properties and seven years for office and industrial properties, we expect that the average duration of loans will typically be one to five years. We are not limited as to the amount of gross offering proceeds that we may apply to mortgage loan investments.
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
We may invest in first, second and third mortgage loans, mezzanine loans, bridge loans, wraparound mortgage loans, construction mortgage loans on real property, loans on leasehold interest mortgages, and commercial mortgage-backed securities (“CMBS”) held as long-term investments. However, we will not make or invest in any loans that are subordinate to any mortgage or equity interest of our advisor or any of its or our affiliates. We also may invest in participations in mortgage loans. A mezzanine loan is a loan made in respect of certain real property but is secured by a lien on the ownership interests of the entity that, directly or indirectly, owns the real property. A bridge loan is short term financing, for an individual or business, until permanent or the next stage of financing can be obtained. Second mortgage and wraparound loans are secured by second or wraparound deeds of trust on real property that is already subject to prior mortgage indebtedness. A wraparound loan is one or more junior mortgage loans having a principal amount equal to the outstanding balance under the existing mortgage loan, plus the amount actually to be advanced under the wraparound mortgage loan. Under a wraparound loan, we would generally make principal and interest payments on behalf of the borrower to the holders of the prior mortgage loans. Third mortgage loans are secured by third deeds of trust on real property that is already subject to prior first and second mortgage indebtedness. Construction loans are loans made for either original development or renovation of property. Construction loans in which we would generally consider an investment would be secured by first deeds of trust on real property for terms of six months to two years. Loans on leasehold interests are secured by an assignment of the borrower’s leasehold interest in the particular real property. These loans are generally for terms of six months to 15 years. The leasehold interest loans are either amortized over a period that is shorter than the lease term or have a maturity date prior to the date the lease terminates. These loans would generally permit us to cure any default under the lease. Participations in mortgage loans are investments in partial interests of mortgages of the type described above that are made and administered by third-party mortgage lenders.
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
We do not have any policies directing the portion of our assets that may be invested in construction loans, mezzanine loans, bridge loans, loans secured by leasehold interests and second, third and wraparound mortgage loans. However, we recognize that these types of loans are subject to greater risk than first deeds of trust or first priority mortgages on income-producing, fee-simple properties, and we expect to minimize the amount of these types of loans in our portfolio, to the extent that we make or invest in loans at all. Our advisor will evaluate the fact that these types of loans are riskier in determining the rate of interest on the loans. We do not have any policy that limits the amount that we may invest in any single loan or the amount we may invest in loans to any one borrower. We are not limited as to the amount of gross offering proceeds that we may use to invest in or originate loans.
Our loan investments may be subject to regulation by federal, state and local authorities and subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, including among other things, regulating credit granting activities, establishing maximum interest rates and finance charges, requiring disclosures to customers, governing secured transactions and setting collection, repossession and claims handling procedures and other trade practices. In addition, certain states have enacted legislation requiring the licensing of mortgage bankers or other lenders, and these requirements may affect our ability to effectuate our proposed investments in loans. Commencement of operations in these or other jurisdictions may be dependent upon a finding of our financial responsibility, character and fitness. We may determine not to make loans in any jurisdiction in which the regulatory authority determines that we have not complied in all material respects with applicable requirements.
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
Other Investments
Although it is our expectation that our portfolio will consist primarily of commercial real estate, as well as notes receivable, liquid assets and cash and cash equivalents, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forgo a high quality investment because it does not precisely fit our presently expected portfolio composition. Thus, to the extent that our advisor presents us with high quality investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code of 1986, as amended (the “Code”), and that result in an overall real estate portfolio that is consistent with our investment objectives, our portfolio composition may vary from time to time.
Borrowing Policies
Our advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to investors and providing us with added liquidity. By operating on a leveraged basis, we have more funds available for investment in properties. This allows us to make more investments than would otherwise be possible, resulting in a more diversified portfolio.
At the same time, our advisor believes in utilizing leverage in a moderate fashion. Under our charter, we may not make or invest in mortgage loans, including construction loans, on any one property if the aggregate amount of all mortgage loans on such property would exceed an amount equal to 85% of the appraised value of such property unless substantial justification exists for exceeding such limit because of the presence of other underwriting criteria. Additionally, our charter limits our aggregate borrowings to 75% of the greater of cost (or 300% of net assets) (before deducting depreciation or other non-cash reserves) or market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Consistent with our advisor’s approach toward the moderate use of leverage, our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or market value of our gross assets, unless such borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. During the initial period of the Offering, our board of directors, including a majority of our independent directors has approved exceeding this limit because we are in the process of raising our equity capital to acquire our portfolio. After we have acquired a substantial portfolio, our advisor will target a leverage of 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets.
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
Our ability to increase our diversification through borrowing may be adversely impacted if banks and other lending institutions reduce the amount of funds available for loans secured by real estate. When interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, we may purchase properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time. To the extent that we do not obtain mortgage loans on our properties, our ability to acquire additional properties will be restricted and we may not be able to adequately diversify our portfolio. Refer to Item 1A. “Risk Factors — Risk Associated with Debt Financing” included elsewhere in this Annual Report on Form 10-K.
We may not borrow money from any of our directors or from our advisor or its affiliates unless such loan is approved by a majority of the directors not otherwise interested in the transaction (including a majority of the independent directors) as fair, competitive and commercially reasonable and no less favorable to us than a comparable loan between unaffiliated parties. During the year ended December 31, 2014, we entered into a $20.0 million subordinate loan with Series C, LLC (“Series C”), an affiliate of our advisor which was approved by a majority of the directors not otherwise interested in the transaction. No amounts were outstanding as of year ended December 31, 2014.
In an effort to have adequate cash available to support our redemption plan, our advisor may determine to reserve borrowing capacity under our line of credit or Series C loan. Our advisor could then elect to borrow against this line of credit or Series C loan in its discretion in order to fund redemption requests.
Disposition Policies
We intend to hold each property we acquire for an extended period, generally in excess of five years for retail properties and seven years for office and industrial properties. Holding periods for other real estate-related investments may vary. Regardless of intended holding periods, circumstances might arise that could cause us to determine to sell an asset before the end of the expected holding period if we believe the sale of the asset would be in the best interests of our stockholders. The determination of whether a particular asset should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing and projected economic conditions, current tenant rolls and tenant creditworthiness, whether, depending on the assets tax attributes, we could apply the proceeds from the sale of the asset to make other investments, whether disposition of the asset would increase cash flow, and whether the sale of the asset would be a prohibited transaction under the Internal Revenue Code or otherwise impact our status as a REIT for federal income tax purposes. The selling price of a property that is net leased will be determined in large part by the amount of rent payable under the lease. If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. As of December 31, 2014, we had not sold any properties.
Conflicts of Interest
We are subject to various conflicts of interest arising out of our relationship with our advisor and its affiliates, including conflicts related to the arrangements pursuant to which we compensate our advisor and its affiliates. While our independent directors must approve the engagement of Cole Advisors as our advisor, the fees payable to our advisor in connection with the services provided to us, and any subsequent decision to continue such engagement, the ability of our independent directors to negotiate on our behalf may be adversely impacted by the fact that our board of directors recognizes that our stockholders invested with the understanding and expectation that an affiliate of Cole Capital would act as our advisor. Certain conflict resolution procedures are set forth in our charter and disclosed in our prospectus.
Our officers and affiliates of our advisor will try to balance our interests with the interests of ARCP and other real estate programs sponsored by Cole Capital to whom they owe duties. However, to the extent that these persons take actions that are more favorable to other entities than to us, these actions could have a negative impact on our financial performance and, consequently, on distributions to our stockholders and the value of their investments. In addition, our directors, officers and certain of our stockholders may engage for their own account in business activities of the types conducted or to be conducted by our subsidiaries and us.
Our independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise and are authorized to retain independent legal counsel. Furthermore, all of our directors have a fiduciary obligation to act on behalf of our stockholders.
Due to the ARCP Merger, we are now subject to conflicts of interest arising out of our relationship with ARCP, which also has investment objectives, targeted assets, and legal and financial obligations similar to ours.
Interests in Other Real Estate Programs and Other Concurrent Offerings
Affiliates of Cole Advisors act as an advisor to, and certain of our executive officers and one of our directors act as executive officers and/or directors of Cole Credit Property Trust IV, Inc. (“CCPT IV”), Cole Credit Property Trust V, Inc. (“CCPT V”), and/or Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”), all of which are REITs distributed and managed by affiliates of Cole Advisors. In addition, all of these REITs employ our sponsor’s investment strategy, which primarily focuses on single-tenant commercial properties subject to long term net leases to creditworthy tenants. ARCP, CCPT IV, and CCPT V focus primarily on the retail sector, while CCIT II focuses primarily on the corporate office and industrial sectors. Nevertheless, the common investment strategy used by each REIT would permit them to purchase certain properties that may also be suitable for our portfolio.
Former programs sponsored, distributed and managed by affiliates of our advisor were: Cole Corporate Income Trust, Inc. (“CCIT”), which merged with Select Income REIT, an unaffiliated publicly-listed REIT, on January 29, 2015; Cole Credit Property Trust, Inc. (“CCPT I”), which merged with ARCP on May 19, 2014; and Cole Credit Property Trust II, Inc. (“CCPT II”), which merged with Spirit Realty Capital, Inc., an unaffiliated publicly-listed REIT, on July 17, 2013. In addition, an affiliate of Cole Advisors acted as an advisor to Cole; however, on February 7, 2014, the ARCP Merger was completed pursuant to a transaction whereby Cole merged with and into Merger Sub with Merger Sub surviving as a wholly-owned subsidiary of ARCP.
CCPT IV is no longer offering shares for investment to the public as of the date of this Annual Report on Form 10-K. CCIT II’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on September 17, 2013. CCPT V’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on March 17, 2014.
ARCP, CCPT IV, and CCPT V are active investors in real estate and real estate-related investments, and the investment objectives and strategies of ARCP, CCPT IV and CCPT V overlap with our investment objective and strategy, thereby increasing the likelihood of potential acquisitions being appropriate for ARCP, CCPT IV and CCPT V and for us. CCIT II is also an active investor in real estate and real estate-related investments, and, although CCIT II focuses primarily on the office and industrial sector, and we anticipate that many investments that will be appropriate for investment by us also will be appropriate for investment by CCIT II.
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
Other Activities of Cole Advisors and Its Affiliates
We rely on our advisor for the day-to-day operation of our business. As a result of the interests of members of its management in ARCP and other real estate programs sponsored by Cole Capital and the fact that they have also engaged, and will continue to engage, in other business activities, our advisor and its officers, key persons and respective affiliates may have conflicts of interest in allocating their time between us, ARCP and other real estate programs sponsored by Cole Capital and other activities in which they are involved. However, our advisor believes that it and its affiliates have sufficient personnel to discharge fully their responsibilities to ARCP and all of the real estate programs sponsored by Cole Capital and other ventures in which they are involved.
In addition, our executive officers also serve as officers and/or directors of our advisor, our dealer manager and/or other affiliated entities. As a result, these individuals owe duties to these other entities, as applicable, which may conflict with the duties that he owes to us and our stockholders.
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
From time to time, we may borrow funds from affiliates of our advisor, including our sponsor, as bridge financing to enable us to acquire a property or for the purpose of providing short term financing as necessary to satisfy valid redemption requests under the Company’s share redemption plan, in either case when offering proceeds alone are insufficient to do so and third party financing has not been arranged. Any and all such transactions must be approved by a majority of our directors, including a majority of our independent directors not otherwise interested in such transaction, as fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties. Our advisor or its affiliates may pay costs on our behalf, pending our reimbursement, or we may defer payment of fees to our advisor or its affiliates, but neither of these transactions would be considered a loan. By way of example only, the prohibition on loans would not restrict advances of cash for legal expenses or other costs incurred as a result of any legal action for which indemnification is being sought.
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
Conflicts of interest will exist to the extent that we acquire, or seek to acquire, properties in the same geographic areas where properties owned by ARCP or other real estate programs sponsored by Cole Capital are located. In such a case, a conflict could arise in the acquisition or leasing of properties in the event that we, ARCP and/or another real estate program sponsored by Cole Capital were to compete for the same properties or tenants, or a conflict could arise in connection with the resale of properties in the event that we, ARCP and/or another real estate program sponsored by Cole Capital were to attempt to sell similar properties at the same time including, in particular, in the event another real estate program sponsored by Cole Capital liquidates at approximately the same time as us. Conflicts of interest may also exist at such time as we or affiliates of our advisor managing property on our behalf seek to employ developers, contractors or building managers, as well as under other circumstances. Our advisor will seek to reduce conflicts relating to the employment of developers, contractors or building managers by making prospective employees aware of all such properties seeking to employ such persons. In addition, our advisor will seek to reduce conflicts that may arise with respect to properties available for sale or rent by making prospective purchasers or tenants aware of all such properties. However, these conflicts cannot be fully avoided in that there may be established differing compensation arrangements for employees at different properties or differing terms for re-sales or leasing of the various properties.

ARCP or any other real estate program sponsored by Cole Capital, whether or not currently existing, might also compete with us in the sale of our assets. Our advisor and its affiliates will face conflicts of interest in determining which properties from which portfolios might be appropriate for sale to different potential purchasers.
Dealer Manager
Since CCC, our dealer manager, is an affiliate of our advisor, we will not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with the Offering. Accordingly, investors will have to rely on their own financial intermediary to make an independent review of the terms of the Offering. If an investor’s financial intermediary conducts an independent review of the Offering, and/or engages an independent due diligence reviewer to do so on its behalf, we expect that we will pay or reimburse the expenses associated with such review, which may create conflicts of interest. If an investor’s financial intermediary does not conduct such a review, the investor will not have the benefit of an independent review of the terms of the Offering.
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

•
the advisory fee and performance fee that we pay to our advisor, which are based upon our NAV, and our advisor will be involved in estimating certain accrued fees and expenses that are part of our NAV;

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
Employees
We have no direct employees. The employees of Cole Advisors and its affiliates provide services to us related to acquisition and disposition, property management, asset management, financing, accounting, investor relations and administration. The employees of CCC, our dealer manager, provide wholesale brokerage services. We are dependent on our advisor and its affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that these companies were unable to provide these services to us, we would be required to obtain such services from other sources.

Cole Advisors has waived its right to receive operating expense reimbursements for the years ended December 31, 2014 and 2013. However, when these reimbursements are no longer waived, we will reimburse Cole Advisors and its affiliates for expenses incurred in connection with its provision of administrative, acquisition, property management, asset management, financing, accounting and investor relation services, including personnel costs, subject to certain limitations.
Insurance
See sections captioned “Acquisition and Investment Policies — Description of Leases” and “— Environmental Matters.”
Competition
As we purchase properties, we are in competition with other potential buyers for the same properties and may have to pay more to purchase the property than if there were no other potential acquirers or we may have to locate another property that meets our investment criteria. In addition, the leasing of real estate is highly competitive in the current market, and we may experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we may also be in competition with sellers of similar properties to locate suitable purchasers for our properties.
Concentration of Credit Risk
As of December 31, 2014, we had cash on deposit at four financial institutions, in one of which we had deposits in excess of federally insured levels, totaling $4.1 million; however, we have not experienced any losses in such accounts. We limit significant cash deposits to accounts held by financial institutions with high credit standing; therefore, we believe we are not exposed to any significant credit risk on our cash deposits.
As of December 31, 2014, no single tenant accounted for greater than 10% of our 2014 gross annualized rental revenues. Tenants in the discount store, manufacturing and drugstore industries accounted for 15%, 13% and 10%, respectively, of our 2014 gross annualized rental revenues. Additionally, we have certain geographic concentrations in our property holdings. In particular, as of December 31, 2014, eight of our properties were located in Texas accounting for 17% of our 2014 gross annualized rental revenues.
Litigation
In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any pending legal proceedings of which the outcome is reasonably possible to have a material effect on our results of operations, financial condition or liquidity.
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
We generally will not purchase any property unless and until we obtain what is generally referred to as a “Phase I” environmental site assessment and are generally satisfied with the environmental status of the property. However, we may purchase a property without obtaining such assessment if our advisor determines the assessment is not necessary under the circumstances. A Phase I environmental site assessment basically consists of a visual survey of the building and the property in an attempt to identify areas of potential environmental concern, visually observing neighboring properties to asses surface conditions or activities that may have an adverse environmental impact on the property, and contacting local governmental agency personnel who perform a regulatory agency file search in an attempt to determine any known environmental concerns in the immediate vicinity of the property. A Phase I environmental site assessment does not generally include any sampling or testing of soil, ground water or building materials from the property and may not reveal all environmental hazards on a property.
We expect that some of the properties that we acquire may contain, at the time of our investment, or may have contained prior to our investment, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. All of these operations create a potential for the release of petroleum products or other hazardous or toxic substances. Some of our properties may be adjacent to or near other properties that have contained or then currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. In addition, certain of our properties may be on or adjacent to or near other properties upon which others, including former owners or tenants of our properties, have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous or toxic substances.
From time to time, we may acquire properties, or interests in properties, with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are quantifiable and that the acquisition will yield a superior risk-adjusted return. In such an instance, we will underwrite the costs of environmental investigation, clean-up and monitoring into the total expected cost of the property. Further, in connection with property dispositions, we may agree to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties. See Note 9 to our consolidated financial statements in this Annual Report on Form 10-K.
Available Information
We electronically file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. We have also filed registration statements, amendments to our registration statements, and/or supplements to our prospectus in connection with the Offering with the SEC. Copies of our filings with the SEC may be obtained from the SEC’s website at http://www.sec.gov. Access to these filings is free of charge.

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
Risks Related to an Investment in Cole Real Estate Income Strategy (Daily NAV), Inc.
We are considered to be a “blind pool,” as we have acquired 75 real estate properties and have not identified all of the specific properties that we may purchase with future offering proceeds. For this and other reasons, an investment in our shares is speculative.
Since we have not identified all of the specific properties that we may purchase with future offering proceeds, this is a “blind pool.” You will not be able to evaluate the economic merit of our additional investments until after these investments have been made. As a result, an investment in our shares is speculative.
A stockholder should consider an investment in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful in this market, we and our advisor must, among other things:

•	identify and acquire investments that further our investment objectives;

•	increase awareness of the Cole Real Estate Income Strategy (Daily NAV), Inc. name within the investment products market;

•	expand and maintain our network of licensed broker-dealers and others who sell shares on our behalf and other agents;

•	rely on our advisor and its affiliates to attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted real estate and other investments, as well as for potential investors;

•	rely on our advisor and its affiliates to continue to build and expand our operations structure to support our business; and

•	rely on our advisor, who relies on its sub-advisor, and its affiliates and our board of directors to be continuously aware of, and interpret, marketing trends and conditions.
We may not succeed in achieving these goals, and our failure to do so could cause our stockholders to lose a significant portion of their investment.

The purchase and redemption of our shares is based on our NAV per share for each class, and the daily determination of our NAV per share is based upon subjective judgments, assumptions and opinions about future events that may or may not turn out to be correct. As a result, our daily NAV per share may not reflect the precise amount that might be paid to investors for their shares in a market transaction.
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
Since our independent fund accountant’s determination of our daily NAV per share for each class is based in part on quarterly estimates of the values of each of our commercial real estate assets, related liabilities and notes receivable secured by real estate provided periodically by the independent valuation expert in individual appraisal reports in accordance with valuation guidelines approved by our board of directors, our published NAV per share on any given day may not fully reflect any or all changes in value that may have occurred since the most recent quarterly valuation. Our advisor reviews appraisal reports and monitors our commercial real estate and notes receivable assets and liabilities, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our commercial real estate assets, notes receivable secured by real estate or related real estate liabilities between periodic valuations, or to quickly obtain complete information regarding any such events. For example, an unexpected termination or renewal of a material lease, a material change in vacancies or an unanticipated structural or environmental event at a property may cause the value of a commercial real estate asset to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and/or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is made available and can be analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor of stockholders who redeem their shares, stockholders who buy new shares, or existing stockholders.
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
An investment in shares of our common stock have limited liquidity. There is no public market for our shares of common stock and our limited redemption program may not have sufficient liquidity at all times to redeem stockholders’ shares.
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
In the event that we are not able to raise a substantial amount of capital in the near term, we may have difficulties investing in additional properties and/or repaying or refinancing indebtedness and our ability to achieve our investment objectives, including diversification of our portfolio by property type and location, could be adversely affected.
The Offering is being made on a “best efforts” basis, which means that the dealer manager and the broker-dealers participating in the Offering are only required to use their best efforts to sell the shares and have no firm commitment or obligation to purchase any of the shares. As a result, we may not be able to raise a substantial amount of additional capital in the near term. If we are not able to accomplish this goal, we may have difficulty in identifying and purchasing further suitable properties on attractive terms in order to meet our investment objectives. Therefore, there could be a delay between the time we receive net proceeds from the sale of shares of our common stock in the offering and the time we invest the net proceeds. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to you. If we fail to timely invest the net proceeds of the Offering, our ability to achieve our investment objectives, including further diversification of our portfolio by property type and location, could be adversely affected. Failure to raise substantial capital also could hamper our ability to repay or refinance indebtedness. In addition, subject to our investment policies, we are not limited in the number or size of our investments or the percentage of net proceeds that we may dedicate to a single investment. If we use all or substantially all of the future proceeds from the Offering to acquire one or a few investments, the likelihood of our profitability being affected by the performance of any one of our investments will increase, and an investment in our shares will be subject to greater risk.

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

•
the risk that a co-owner could breach agreements related to the property, which may cause a default under, and possibly result in personal liability in connection with, any mortgage loan financing documents applicable to the property, violate applicable securities laws, result in a foreclosure or otherwise adversely affect the property and the co-ownership arrangement;

•
the risk that a default by any co-owner would constitute a default under any mortgage loan financing documents applicable to the property that could result in a foreclosure and the loss of all or a substantial portion of the investment made by the co-owner;

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
We might want to sell our co-ownership interests in a given property at a time when the other co-owners in such property do not desire to sell their interests. Therefore, because we anticipate that it will be much more difficult to find a willing buyer for our co-ownership interests in a property than it would be to find a buyer for a property we owned outright, we may not be able to sell our co-ownership interest in a property at the time we would like to sell.
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
Pursuant to the terms of our advisory agreement, our advisor is entitled to fees that are structured in a manner intended to provide incentives to our advisor to perform in our best interests and in the best interests of our stockholders. For example, the advisory fee is based on our NAV, and not on the costs or book value of our investments, and our advisor is entitled to an incentive fee based on the annual performance of our stock. Nevertheless, our advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance that would entitle our advisor to incentive compensation.
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
Our president and chief executive officer, Michael T. Ezzell, who also serves as the chairman of our board of directors, is also an officer and/or director Cole Capital, other of real estate programs sponsored by Cole Capital and one or more entities affiliated with our advisor. In addition, our chief financial officer and treasurer, Simon J. Misselbrook, is also an officer of Cole Capital, our advisor, other real estate programs sponsored by Cole Capital and one or more entities affiliated with our advisor. Our advisor and its key personnel are also key personnel and partners of other real estate programs that have investment objectives, targeted assets, and legal and financial obligations similar to ours and/or the advisor to such programs, and they may have other business interests as well. As a result, these individuals have fiduciary duties to us and our stockholders, as well as to these other entities and their stockholders, members and limited partners, in addition to business interests in other entities. These fiduciary and other duties to such other entities and persons may create conflicts with the fiduciary duties that they owe to us and our stockholders. There is a risk that their loyalties to these other entities could result in actions or inactions that are adverse to our business and violate their fiduciary duties to us and our stockholders, which could harm the implementation of our investment strategy and our investment and leasing opportunities.
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
Our success depends to a significant degree upon the contributions of certain executive officers and other key personnel of our advisor, each of whom would be difficult to replace. We cannot guarantee that all of these key personnel, or any particular person, will remain affiliated with us, our sponsor and/or our advisor. If any of our key personnel were to cease their affiliation with our advisor, our operating results could suffer. Further, we currently do not separately maintain key person life insurance on any person and we may not do so in the future. We believe that our future success depends, in large part, upon our advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that our sponsor or advisor will be successful in attracting and retaining such skilled personnel. If our advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

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
From time to time, we may borrow funds from affiliates of our advisor, including our sponsor, as bridge financing to enable us to acquire a property or for the purpose of providing short term financing as necessary to satisfy valid redemption requests under the Company’s share redemption plan, in either case when offering proceeds alone are insufficient to do so and third party financing has not been arranged or is insufficient. Any and all such transactions must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction as fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties under the same circumstances. Finally, our advisor or its affiliates may pay costs on our behalf, pending our reimbursement, or we may defer payment of fees to our advisor or its affiliates, but neither of these transactions would be considered a loan under our charter.
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
Certain of our executive officers of our advisor are the executive officers of ARCP and/or the advisors to other real estate programs sponsored by Cole Capital, agreements and transactions between or among the parties with respect to any joint venture or other co-ownership arrangement will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers or co-owners, which may result in the co-venturer or co-owner receiving benefits greater than the benefits that we receive. We have adopted certain procedures for dealing with potential conflicts of interests as further described in “Item 1 — Business — Conflicts of Interest” included elsewhere in this Annual Report on Form 10-K.
The suspension of selling agreements by broker-dealers participating in the Offering, or our inability to generate additional selling agreements with prospective broker-dealers, will impact our ability to raise capital in the near term.
ARCP became the indirect parent of our sponsor, our advisor, our dealer manager and our property manager as a result of the merger of Cole and ARCP on February 7, 2014. On October 29, 2014, ARCP announced that, as a result of preliminary findings of an independent investigation being conducted by its audit committee, certain of ARCP’s financial statements should no longer be relied upon. Subsequently, our dealer manager was advised by several of the broker-dealers participating in the Offering that they would suspend their selling dealer agreements with our dealer manager, and by certain prospective broker-dealers that, for a period of time, they would suspend their initial review of the offering prior to entering into a selling dealer agreement with our dealer manager. As a result, we may not be able to raise a substantial amount of capital in the near term.
ARCP’s audit committee conducted an investigation with the assistance of independent advisors, Weil, Gotshal & Manges LLP and Ernst & Young LLP and in March 2015, ARCP announced the conclusions of the investigation and restated ARCP’s financial statements for the year ended December 31, 2013 and the first and second quarters of 2014. ARCP reported, in part, the following findings: (1) net loss was understated for 2013 and the second quarter of 2014; (2) net loss was overstated for the first quarter of 2014; (3) adjusted funds from operations was overstated for 2011, 2012, 2013 and the first two quarters of 2014; (4) certain payments by ARCP to its former external manager ARC Properties Advisors, LLC, and certain of its affiliates were not sufficiently documented or otherwise warrant scrutiny, and as a result, ARCP has recovered consideration valued at approximately $8.5 million in respect of certain such payments that ARCP concluded were inappropriate; (5) equity awards made to two former executives of ARCP in connection with ARCP’s transition to self-management contained provisions that, as drafted, were more favorable to such executives than the compensation committee of the ARCP board of directors had approved; and (6) there were certain material weaknesses in ARCP’s internal controls over financial reporting and its disclosure controls and procedures. ARCP also reported the remedial actions it has taken and is taking in response to the findings, and that the investigation did not identify any changes to the financial statements or operations of Cole Capital sponsored non-traded REITs.
The suspension of selling agreements by broker-dealers participating in the Offering has had a negative impact on our ability to raise additional capital. ARCP has reported that, with the filing of its restated financial statements completed, it is committed to supporting the efforts of our sponsor, Cole Capital, to restore relationships with broker-dealers participating in the Offering. If our sponsor’s efforts are not successful and broker-dealers do not reinstate their selling agreements with our dealer manager, or do not otherwise enter into selling agreements with our dealer manager, we may not be able to raise a substantial amount of capital in the Offering. If we are not able to raise a substantial amount of capital, we may have difficulty in identifying and purchasing suitable properties on attractive terms in order to meet our investment objectives and may be unable to reduce our current leverage profile. This could also adversely affect our ability to pay regular distributions from cash flow from operations to investors.

Certain members of our management and the management of our advisor have been required to devote time and resources to addressing issues created as a result of the investigation by ARCP’s audit committee and the restatements of certain of ARCP’s financial statements. To the extent these matters or related matters require further attention of the members of our management and the management of our advisor, such persons’ focus on our business strategy may be diminished.
ARCP became the indirect parent of our sponsor, our advisor, our dealer manager and our property manager as a result of the merger of Cole and ARCP on February 7, 2014. On October 29, 2014, ARCP announced that, as a result of preliminary findings of an independent investigation being conducted by its audit committee, certain of ARCP’s financial statements should no longer be relied upon. ARCP’s audit committee conducted an investigation with the assistance of independent advisors, Weil, Gotshal & Manges LLP and Ernst & Young LLP and, in March 2015, ARCP announced the conclusions of the investigation and restated ARCP’s financial statements for the year ended December 31, 2013 and the first and second quarters of 2014. ARCP also reported the remedial actions it has taken and is taking in response to the findings, and that the investigation did not identify any changes to the financial statements or operations of Cole Capital sponsored non-traded REITs. Certain members of our management and the management of our advisor have been required to devote time and resources to addressing issues relating to ARCP’s financial statements and internal investigation. Should such persons be required to devote further attention to these matters or related matters, their focus on our business strategy may be diminished.
Risks Related to Investments in Real Estate
Many of our properties may depend upon a single tenant, or a limited number of major tenants, for all or a majority of their rental income; therefore, our financial condition and ability to make distributions to you may be adversely affected by the bankruptcy or insolvency, a downturn in the business or a lease termination, of a single tenant.
Many of our properties may be occupied by only one tenant or derive a majority of their rental income from a limited number of major tenants and, therefore, the success of those properties will be materially dependent on the financial stability of such tenants. Such tenants face competition within their industries and other factors that could reduce their ability to make rent payments. Lease payment defaults by such tenants could cause us to reduce the amount of distributions we pay. A default of a single or major tenant on its lease payments to us would cause us to lose revenue from the property and force us to find an alternative source of revenue to meet any expenses associated with the property and prevent a foreclosure if the property is subject to a mortgage. In the event of a default by a single or major tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property. If a lease is terminated, we may not be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a single or major tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease to such a tenant, or such tenant’s election not to extend a lease upon its expiration, could have an adverse effect on our financial condition and our ability to pay distributions to you.
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
We may experience concentration in one or more tenants. Any of our tenants, or any guarantor of one of our tenant’s lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant lease, and could ultimately preclude full collection of these sums. Such an event also could cause a decrease or cessation of current rental payments, reducing our operating cash flows and the amount available for distributions to you. In the event a tenant or lease guarantor declares bankruptcy, the tenant or its trustee may not assume our lease or its guaranty. If a given lease or guaranty is not assumed, our operating cash flows and the amounts available for distributions to our stockholders may be adversely affected. Accordingly, the bankruptcy of a major tenant could have a material adverse effect on our ability to pay distributions to you.

If a sale-leaseback transaction is re-characterized in a tenant’s bankruptcy proceeding, our financial condition could be adversely affected.
We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our financial condition, cash flow and the amount available for distributions to you.
If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property.
Our real estate investments may include special use single-tenant properties that may be difficult to sell or re-lease upon lease terminations.
We intend to invest primarily in necessity single-tenant commercial properties, a number of which may include special use single tenant properties. If the leases on these properties are terminated or not renewed, we may have difficulty re-leasing or selling these properties to a party other than the tenant due to the lack of efficient alternate uses for such properties. Therefore, we may be required to expend substantial funds to renovate and/or adapt any such property for a revenue-generating alternate use or make rent concessions in order to lease the property to another tenant or sell the property. These and other limitations may adversely affect the cash flows from, or lead to a decline in value of, these special use single-tenant properties.
A high concentration of our properties in a particular geographic area, or with tenants in a similar industry, would magnify the effects of downturns in that geographic area or industry.
In the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately affects that geographic area would have a magnified adverse effect on our portfolio. Similarly, if tenants of our properties become concentrated in a certain industry or industries, any adverse effect to that industry or industries generally would have a disproportionately adverse effect on our portfolio.
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
The market environment may adversely affect our operating results, financial condition and ability to pay distributions to our stockholders.
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
Costs of complying with governmental laws and regulations may reduce our net income and the cash available for distributions.
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
Our properties may be subject to the Americans with Disabilities Act of 1990, as amended (the “ADA”). Under the ADA, all places of public accommodation must meet federal requirements related to access and use by persons with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Additional or new federal, state and local laws also may require modifications to our properties, or restrict our ability to renovate properties. We will attempt to acquire properties that comply with the ADA and other similar legislation or place the burden on the seller or other third party, such as a tenant, to ensure compliance with such legislation. However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, or if changes to the ADA mandate further changes to our properties, then our funds used for ADA compliance may reduce cash available for distributions and the amount of distributions to you.
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
On May 16, 2013, the Boards published revised Exposure Drafts, which were open for public comment through September 2013. During the comment period, the Boards undertook various outreach activities (for example, webcasts, fieldwork, roundtable meetings, etc.) to discuss the proposals with a wide range of interested parties. The Boards plan to consider all feedback; however, final standards are not expected to be issued until some time in 2015 and are expected to be effective no earlier than January 1, 2017.
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
In addition, we may incur mortgage debt and pledge some or all of our properties as security for that debt to obtain funds to acquire additional properties or for working capital. We may also obtain lines of credit to provide a flexible borrowing source which generally will allow us to borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. Furthermore, we may borrow under lines of credit if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes or avoid taxes on undistributed income.
High debt levels will cause us to incur higher interest charges, which would result in higher debt service payments and could be accompanied by restrictive covenants. If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on that property, then the amount available for distributions to you may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of an investment in our common stock. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. In such event, we may be unable to pay the amount of distributions required in order to qualify and maintain our qualifications as a REIT. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. If we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgage contains cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to you will be adversely affected, which could result in us losing our REIT status and would result in a decrease in the value of your investment.
If we draw on lines of credit to fund redemptions or for any other reason, our leverage will increase.
We have obtained lines of credit which could provide for a ready source of liquidity to fund redemptions of shares of our common stock, in the event that redemption requests exceed our operating cash flows, liquid assets and net proceeds from our continuous offering. There can be no assurances that we will be able to obtain future lines of credit on reasonable terms given the recent volatility in the capital markets. In addition, we may not be able to obtain additional lines of credit of an appropriate size for our business until such time as we have a substantial portfolio, or at all. If we borrow under lines of credit to fund redemptions of shares of our common stock, our leverage will increase until we receive additional net proceeds from our continuous offering, additional operating cash flows or sell some of our assets to repay outstanding indebtedness.
Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions.
We have incurred, and in the future may incur additional indebtedness that bears interest at a variable rate. Interest we pay on our debt obligations will reduce cash available for distributions. To the extent that we incur variable rate debt, increases in interest rates could increase our interest costs, which could reduce our cash flows and our ability to make distributions to you. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions.
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property or discontinue insurance coverage. In addition, loan documents may limit our ability to replace the property manager or terminate certain operating or lease agreements related to the property. These or other limitations may adversely affect our flexibility to make distributions to you and our ability to achieve our investment objectives.
If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to make distributions.
Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the particular property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the particular property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to you and the projected time of disposition of our assets.
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
Our charter, with certain exceptions, authorizes our board of directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may beneficially or constructively own more than 9.8% in value or number of shares, whichever is more restrictive, of our outstanding capital stock or more than 9.8% in value or number of shares, whichever is more restrictive, of our outstanding common stock pursuant to our charter. However, our board of directors granted CHC Investments LLC (“CHC Investments”), an entity wholly-owned by Christopher H. Cole, the right to own 628,267 shares of our common stock, plus an additional amount of shares received pursuant to the DRIP. During the year ended December 31, 2014, CHC Investments redeemed 174,928 of these shares. As of December 31, 2014, these shares represented approximately 6.3% of our total outstanding shares. As a result, the amount of shares that other stockholders may own could be lower than the ownership limits provided for in our charter. This limit may decrease if CHC Investments’ ownership percentage increases for any number of reasons, including redemptions by other stockholders, acquisition or acquisitions of shares by CHC Investments under the DRIP. A person that did not acquire beneficially or constructively more than the applicable ownership limitations may become subject to such restrictions if redemptions by other stockholders cause such person’s holdings to exceed the applicable limits. Our ownership limitations may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our stockholders.

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
These prohibitions last for five years after the most recent date on which the interested stockholder became an interested stockholder. Thereafter, any business combination with the interested stockholder or an affiliate of the interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of outstanding shares of our common stock, and two-thirds of the votes entitled to be cast by holders of our shares other than shares held by the interested stockholder. These requirements could have the effect of inhibiting a change in control even if a change in control were in our stockholders’ best interests. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that someone becomes an interested stockholder.
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
Risks Related to Federal Income Taxes and Our Status as a REIT
Failure to qualify as a REIT would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions.
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
If we fail to qualify as a REIT in any taxable year, or we are determined to have lost our REIT status in a prior year, we will face serious tax consequences that will substantially reduce the funds available for distributions to you because:

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
In order to qualify as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income (excluding certain non-cash items and net capital gains), determined without regard to the deduction for dividends paid. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. There is no de minimis exception with respect to preferential dividends; therefore, if the IRS were to take the position that we paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. We have received a private letter ruling from the IRS concluding to the effect that our issuance of W Shares, A Shares and I Shares with differing fee structures as described herein will not cause dividends paid with respect to such shares to be preferential dividends.
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
Certain dividends payable by regular domestic corporations to individual U.S. stockholders are eligible for preferential federal income tax rates applicable to long term capital gains. Dividends payable by REITs, however, are generally not eligible for the reduced rates. The more favorable rates applicable to regular corporate dividends under current law could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
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
In addition, if we fail to comply with certain asset ownership tests at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to you.
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
In addition, our board of directors granted CHC Investments the right to own 628,267 shares of our common stock, plus an additional amount of shares received pursuant to our DRIP. During the year ended December 31, 2014, CHC Investments redeemed 174,928 of these shares. As of December 31, 2013, CHC Investments’ shares represent approximately 6.3% of our total outstanding shares. As a result, the actual amount of shares that other stockholders may own could be lower than the ownership limits provided for in our charter if such ownership would cause us to fail the 5/50 Test or otherwise fail to qualify as a REIT. The amount of shares other stockholders may be permitted to own could decrease even further if CHC Investments’ ownership percentage increases for any number of reasons, including redemptions by other stockholders or acquisitions of shares by CHC Investments under the DRIP. The waiver could also increase our risk of violating the 5/50 Test or otherwise failing to be a REIT if our ownership limits are not effective for any reason.

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
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to continue to qualify as a REIT. If we cease to be a REIT, we will not be allowed a deduction for dividends paid to stockholders in computing our taxable income and will be subject to U.S. federal income tax at regular corporate rates, which may have adverse consequences on our total return to our stockholders.
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
Congress passed major federal tax legislation in 2003, with modifications to that legislation in 2005 and an extension of that legislation by the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. One of the changes effected by that legislation was a general reduction in the maximum tax rate on qualified dividends paid by corporations to individuals to 15.0% through 2012. On January 3, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, extending such 15.0% qualified dividend rate for 2013 and subsequent taxable years for those unmarried individuals with income under $400,000 and for married couples with income under $450,000. For those with income above such thresholds, the qualified dividend rate is 20.0%. REIT distributions, however, generally do not constitute qualified dividends and consequently are not eligible for this reduced maximum tax rate. Therefore, our stockholders will pay federal income tax on our distributions (other than capital gains dividends or distributions which represent a return of capital for tax purposes) at the applicable “ordinary income” rate, the maximum of which is currently 39.6%. However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to you, and we thus expect to avoid the “double taxation” to which other corporations are typically subject.
Although REITs continue to receive substantially better tax treatment than entities taxed as corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed for federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our stockholders’ best interests.
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
As of December 31, 2014, we, through separate wholly-owned limited liability companies and limited partnerships, owned a portfolio of 75 properties located in 26 states, comprising 1.8 million rentable square feet of commercial space, including square feet of buildings which are on land subject to ground leases. As of December 31, 2014, 69 of these properties were freestanding, single-tenant retail properties and six properties were multi-tenant retail centers. As of December 31, 2014, these properties were 99.7% leased with a weighted average remaining lease term of 11.9 years. As of December 31, 2014, we had $120.3 million of debt outstanding, secured by the properties in our portfolio and the related tenant leases.
Property Statistics
The following table shows the tenant diversification of our real estate assets, based on gross annualized rental revenue, as of December 31, 2014:

		Leased	2014	Percentage of
	Total	Square	Gross Annualized	2014
	Number	Feet (1)	Rental Revenue	Gross Annualized
Tenant	of Leases	(in thousands)	(in thousands)	Rental Revenue
Amcor Rigid Plastics USA, Inc.	1	251	$1,144	6.4%
Dollar General	11	105	1,107	6.2%
Walgreens	4	60	1,055	5.9%
Tailwind Technologies	1	105	948	5.3%
Family Dollar	9	77	866	4.8%
Food Lion	2	70	847	4.7%
PetSmart	3	64	818	4.6%
CVS	4	45	746	4.2%
Mattress Firm	4	22	682	3.8%
FedEx	3	69	652	3.6%
Other	64	883	9,044	50.5%
	106	1,751	$17,909	100.0%

(1) Including square feet of the buildings on land that is subject to ground leases.

The following table shows the tenant industry diversification of our real estate assets, based on gross annualized rental revenue, as of December 31, 2014:

		Leased	2014	Percentage of
	Total	Square	Gross Annualized	2014
	Number	Feet (1)	Rental Revenue	Gross Annualized
Industry	of Leases	(in thousands)	(in thousands)	Rental Revenue
Discount store	24	267	$2,702	15.1%
Manufacturing	3	387	2,378	13.3%
Drugstore	8	105	1,801	10.1%
Grocery	4	131	1,734	9.7%
Home and garden	6	196	1,602	8.9%
Limited service restaurant	12	31	1,026	5.7%
Pet supplies	3	64	818	4.6%
Automotive	6	52	801	4.5%
Healthcare	6	28	697	3.9%
Home furnishings	4	22	682	3.8%
Other	30	468	3,668	20.4%
	106	1,751	$17,909	100%

(1) Including square feet of the buildings on land that is subject to ground leases.
The following table shows the geographic diversification of our real estate assets, based on gross annualized rental revenue, as of December 31, 2014:

		Rentable	2014	Percentage of
	Total	Square	Gross Annualized	2014
	Number of	Feet (1)	Rental Revenue	Gross Annualized
Location	Properties	(in thousands)	(in thousands)	Rental Revenue
Texas	8	316	$2,999	16.7%
Ohio	7	240	1,663	9.3%
Iowa	3	282	1,557	8.7%
Oklahoma	6	205	1,536	8.6%
Michigan	5	125	1,463	8.2%
North Carolina	4	89	1,412	7.9%
Georgia	5	53	902	5.0%
Alabama	5	61	825	4.6%
Arizona	3	22	745	4.2%
Missouri	4	39	559	3.1%
Other	25	319	4,248	23.7%
	75	1,751	$17,909	100%

(1) Including square feet of the buildings on land that is subject to ground leases.
As of December 31, 2014, no single property’s gross annualized rental revenues accounted for ten percent or more of our total gross annualized rental revenue. In addition, no single property accounted for ten percent or more of our total assets as of December 31, 2014.

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
Our leases, as of December 31, 2014, provided for annual base rental payments (payable in monthly installments) ranging from $10,000 to $1.1 million, and had an average annual base rental payment of $163,000, with a weighted average remaining lease term of 11.9 years.
The following table shows lease expirations of our real estate portfolio as of December 31, 2014, during each of the next ten years and thereafter, assuming no exercise of renewal options:

	Total	Rentable	2014	Percentage of
	Number	Square Feet	Gross Annualized	2014
Year of	of Leases	Expiring	Rental Revenue	Gross Annualized
Lease Expiration	Expiring	(in thousands)	Expiring (in thousands)	Rental Revenue
2015	3	6	$90	1%
2016	3	7	65	—%
2017	10	16	297	2%
2018	6	9	210	1%
2019	—	—	—	—%
2020	1	8	61	—%
2021	—	—	—	—%
2022	5	77	1,053	6%
2023	17	247	2,860	16%
2024	16	234	2,787	16%
Thereafter	45	1,152	10,486	58%
	106	1,757	$17,909	100%
Notes Payable Information
As of December 31, 2014, we had $100.0 million of debt outstanding under our secured revolving line of credit, as amended (the “Line of Credit”), which matures on September 12, 2017. The Line of Credit allows our operating partnership to borrow up to $75.0 million in revolving loans, and includes a $25 million term loan, with the maximum amount outstanding not to exceed the borrowing base, which was approximately $100.0 million as of December 31, 2014, based on the value allocated to the qualified properties comprising eligible collateral. Up to 15.0% of the revolving loans may be used for issuing letters of credit and up to 10.0% of the Line of Credit, not to exceed $50.0 million, may be used for short term (ten day) advances. Subject to meeting certain conditions described in the credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., and the payment of certain fees, the amount of the Line of Credit may be increased up to a maximum of $750.0 million. As of December 31, 2014, amounts outstanding on our Line of Credit accrued interest at an annual rate of 2.09%.
As of December 31, 2014, we had $20.0 million available for borrowing under our unsecured revolving line of credit with Series C, LLC, an affiliate of our advisor (the “Series C Loan”). The Series C Loan had an interest rate of 2.61% as of December 31, 2014.
In addition, as of December 31, 2014 we had a $20.3 million loan outstanding with PNC Bank (the “PNC Loan”). The PNC Loan has a fixed interest rate of 3.82% per annum with interest payments due monthly. The principal amount will be due

October 1, 2021, the maturity date. The PNC Loan is collateralized by eight single-tenant commercial properties and one multi-tenant commercial property, which were purchased for an aggregated collective purchase price of $33.8 million. Refer to Note 7 to our consolidated financial statements in this Annual Report on Form 10-K for further explanation.

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
Market Information
As of March 25, 2015, we had approximately 7.2 million shares of common stock outstanding, held by a total of 2,341 stockholders of record. The numbers of stockholders is based on the records of DST Systems, Inc., who serves as our registrar and transfer agent.
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
Share Redemption Program
We have adopted a redemption plan to provide limited liquidity whereby, on a daily basis, stockholders may request that we redeem all or any portion of their shares. Due to the illiquid nature of investments in commercial real estate, however, we may not always have sufficient liquid resources to fund redemption requests. Under our redemption plan, on each business day, stockholders may request that we redeem all or any portion of their shares, subject to a minimum amount of $500.00. The redemption price per share on any business day will be our NAV per share for that day for the class of shares being redeemed, calculated by the independent fund accountant after the close of business on the redemption request day, without giving effect to any share purchases or redemptions to be effected on such day. Subject to limited exceptions, stockholders who redeem their shares of our common stock within the first 365 days from the date of purchase will be subject to a short-term trading fee of 2% of the aggregate NAV per share of the shares of common stock received.
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
Our board of directors may modify or suspend our redemption plan in its sole discretion if it believes that such action is in the best interests of our stockholders.
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
In an effort to have adequate cash available to support our redemption plan, we may determine to reserve borrowing capacity under our line of credit or Series C loan. We could then elect to borrow against these lines of credit in part to redeem shares presented for redemption during periods when we do not have sufficient proceeds from the sale of shares in this continuous offering to fund all redemption requests.
During the year ended December 31, 2014, we received valid redemption requests for, and redeemed approximately 1.1 million W Shares and 572 A Shares of our common stock for $18.0 million and $10,000, respectively. Subsequent to December 31, 2014, we redeemed approximately 126,000 W Shares and approximately 26,000 A Shares for $2,252,000 and $459,000, respectively. During the year ended December 31, 2013, we received valid redemption requests for, and redeemed approximately 39,000 W Shares of our common stock for $627,000. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth above. We funded such redemptions with available cash, proceeds from our line of credit, proceeds from our liquid investments and proceeds from the sale of additional shares.

During the three-month period ended December 31, 2014, we redeemed shares as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 - October 31, 2014	131,053	$17.17	131,053	(1)
November 1, 2014 - November 30, 2014	701,397	$17.05	701,397	(1)
December 1, 2014 - December 31, 2014	37,402	$17.26	37,402	(1)
Total	869,852		869,852	(1)

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Distributions
We elected to be taxed, and currently qualify, as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2014. As a REIT, we have made, and intend to continue to make, distributions each taxable year equal to at least 90% of our taxable income (excluding capital gains and computed without regard to the dividends paid deduction). One of our primary goals is to pay regular (monthly) distributions to our stockholders.
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
The following table shows the character of the distributions we paid on a per share basis during the years ended December 31, 2014, 2013, and 2012 (in thousands, except per share data):

Year	Total Distributions Paid	Distributions Paid per Common Share	Nontaxable Distributions	Ordinary Dividends
2014	$5,563	$0.92	$0.43	$0.49
2013	$2,023	$0.81	$0.54	$0.27
2012	$578	$0.80	$0.78	$0.02
Use of Public Offering Proceeds
On December 6, 2011, the Initial Registration Statement for our public offering of up to $4.0 billion in shares of common stock was declared effective under the Securities Act. On August 26, 2013, the Multi-Class Registration Statement was declared effective under the Securities Act; we designated the existing shares of our common stock that were sold prior to such date to be W Shares and registered two new classes of our common stock, A Shares and I Shares. Pursuant to the Multi-Class Registration Statement, we are offering up to $4.0 billion in shares of common stock of the three classes, covering up to $3.5 billion in shares in the Primary Offering and up to $500.0 million in shares pursuant to the DRIP. We are offering to sell any combination of W Shares, A Shares and I Shares with a dollar value up to the maximum offering amount. Additionally, as of December 31, 2014, we were authorized to issue 10.0 million shares of preferred stock, but had none issued or outstanding.
As of December 31, 2014, we had issued approximately 8.2 million shares in the Offering for gross proceeds of $137.2 million, out of which we recorded $1.4 million in selling commissions, distribution fees and dealer manager fees and $1.0 million in organization and offering costs. With the net offering proceeds of $134.8 million and the borrowings from our Line of Credit, we have acquired $126.4 million in real estate and related assets and incurred $2.4 million of acquisition related expenses. As of December 31, 2014, we received redemption requests for, and redeemed approximately 1.1 million W Shares for $18.6 million and 572 A Shares for $10,000.

As of March 25, 2015, we have sold the following common shares and raised the following proceeds in connection with the Offering (in thousands, except share data):

	W Shares	A Shares	I Shares	Total
Primary Offering
Shares	7,119,050	907,998	245,904	8,272,952
Proceeds	$118,203	$16,076	$4,169	$138,448
Distribution Reinvestment Plan
Shares	183,844	18,056	14,112	216,012
Proceeds	$3,144	$313	$244	$3,701
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

					July 27, 2010
	Year Ended December 31,				(Date of Inception) to
	2014	2013	2012	2011	December 31, 2010
Balance Sheet Data:
Total investment in real estate assets, net	$225,505	$102,796	$33,102	$31,745	$—
Cash and cash equivalents	$4,489	$5,370	$998	$1,135	$200
Total assets	$233,936	$109,883	$35,209	$33,429	$200
Line of credit and note payable	$120,304	$43,900	$20,640	$21,440	$—
Due to affiliates	$1,816	$829	$335	$1,085	$—
Acquired below market lease intangibles, net	$2,058	$1,348	$903	$951	$—
Total liabilities	$126,571	$47,239	$22,559	$23,762	$—
Total stockholders’ equity	$94,820	$55,662	$8,880	$9,668	$200
Operating Data:
Total revenues	$13,305	$5,089	$2,688	$155	$—
General and administrative expenses	$1,337	$1,100	$890	$62	$—
Property operating expenses	$1,134	$391	$193	$7	$—
Advisory expenses	$2,002	$806	$199	$6	$—
Acquisition-related expenses	$1,495	$852	$21	$417	$—
Depreciation and amortization	$4,535	$1,530	$650	$26	$—
Operating income (loss)	$2,802	$410	$735	$(363)	$—
Interest expense and other expense, net	$2,551	$944	$815	$(54)	$—
Net income (loss)	$251	$(534)	$(80)	$(417)	$—
Cash Flow Data:
Cash flows provided by (used) in operating activities	$6,574	$1,650	$675	$(69)	$—
Cash flows used in investing activities	$(126,525)	$(70,959)	$(3,270)	$(29,914)	$—
Cash flows provided by financing activities	$119,070	$73,681	$2,458	$30,918	$200
Per Common Share Data:
Net income (loss) - basic and diluted	$0.04	$(0.21)	$(0.11)	$(7.29)	$—
Distributions declared (1)	$0.97	$0.91	$0.84	$0.05	$—
Weighted average shares outstanding - basic and diluted	6,019,518	2,509,921	722,190	57,169	13,333

(1)	For 2011, distributions declared per common share calculated at a rate of $0.002260274 per share per day for the period from December 8, 2011 through December 31, 2011.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
On February 7, 2014, ARCP acquired Cole which, prior to its acquisition, indirectly owned and/or controlled our external advisor, Cole Advisors, our dealer manager, CCC, our property manager, CREI Advisors, and our sponsor, Cole Capital. As a result of ARCP’s acquisition of Cole, ARCP indirectly owns and/or controls Cole Advisors, CCC, CREI Advisors and Cole Capital.
As of December 31, 2014, we owned 75 properties located in 26 states, comprising 1.8 million rentable square feet of commercial space including square feet of buildings which are on land subject to ground leases. Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property indebtedness and acquisition and operating expenses. Rental and other property income accounted for 93% of our total revenue for the years ended December 31, 2014, 2013 and 94% for 2012, respectively. As 99.7% of our rentable square feet was under lease as of December 31, 2014, with a weighted average remaining lease term of 11.9 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Cole Advisors regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
As of December 31, 2014, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets, net of gross intangible lease liabilities, was 52%, and all of our debt was subject to variable interest rates. Should we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any current variable rate debt, refinancings or new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions, when applicable, by entering into purchase agreements and loan commitments simultaneously, or through loan assumption, so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with our future property acquisitions, when applicable, or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing terms for future acquisitions or refinancing, our results of operations may be adversely affected.

Recent Market Conditions
Financial conditions surrounding the real-estate industry have been favorable amid low interest rates and increased lending from banks, insurance companies, and CMBS conduits.  The debt market remains sensitive to the macro environment, including Federal Reserve policy, which could tighten in the second half of 2015 as the unemployment rate continues to recede. We expect that financial conditions will remain favorable, as low inflation and increased interest by foreign investors targeting U.S. investments keep interest rates low. However, if financial conditions were to deteriorate, we may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering alternative lending sources, including securitized debt, fixed rate loans, borrowings under the Amended Credit Facility, short-term variable rate loans, assumed mortgage loans in connection with property acquisitions, interest rate lock or swap agreements, or any combination of the foregoing.
Commercial real estate fundamentals continue to strengthen, as a healthy pace of job creation has supported gains in office absorption, retail sales, and warehouse distribution. Although construction has increased, it remains historically low; as a result, incremental demand growth has helped to reduce vacancy rates and support accelerating rental growth.  Improving fundamentals have resulted in gains in property values; however, in many markets property values continue to be below replacement costs. As of December 31, 2014, 99.7% of our rentable square feet was under lease, and we expect that occupancy will remain high as the real estate recovery continues.  However, if recent improvements in the economy reverse course, we may experience vacancies or be required to reduce rental rates on occupied space. If we do experience vacancies, we will actively seek to lease our vacant space; nevertheless, such space may be leased at lower rental rates and for shorter lease terms than our current leases provide.
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

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related assets may not be recoverable. Impairment indicators that we consider include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, we assess the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, we will adjust the real estate and related assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the years ended December 31, 2014, 2013 and 2012.
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
When a real estate asset is identified by us as held for sale, we will cease depreciation and amortization of the assets related to the property, and will estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying value of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of December 31, 2014, 2013 and 2012.
Allocation of Purchase Price of Real Estate and Related Assets
Upon the acquisition of real properties, we allocate the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their respective fair values. Acquisition-related expenses are expensed as incurred. We utilize independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). We obtain an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to our management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by our management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
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
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. Due to the volume of acquisitions during the year ended December 31, 2014, a discussion of same store sales is not considered meaningful and as such is not included in the results of operations. The following table shows the property statistics of our real estate assets as of December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Number of properties	75	32	10
Approximate rentable square feet (in thousands) (1)	1,756	720	225
Percentage of rentable square feet leased	99.7%	99.8%	100%

(1)	Includes square feet of the buildings on land that are subject to ground leases.
The following table summarizes our real estate investment activity during the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Properties acquired	43	22	1
Approximate aggregate purchase price of acquired properties (in millions)	$126.4	$70.5	$1.8
Approximate rentable square feet (in thousands) (1)	1,032	494	12

(1)	Includes square feet of the buildings on land that are subject to ground leases.

As shown in the tables above, we owned 75 commercial properties as of December 31, 2014, compared to 32 commercial properties as of December 31, 2013. Accordingly, our results of operations for the year ended December 31, 2014, compared to the year ended December 31, 2013, reflect significant increases in most categories. In addition, we began principal operations on December 7, 2011, which significantly impacted the results of operations for the years ended December 31, 2013 and 2012.
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Revenue. Revenue increased $8.2 million to $13.3 million for the year ended December 31, 2014, compared to $5.1 million for the year ended December 31, 2013. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 93% of our total revenues during the years ended December 31, 2014 and 2013, respectively. We also paid certain operating expenses subject to reimbursement by our tenants, which resulted in $959,000 in tenant reimbursement income during the year ended December 31, 2014, compared to $336,000 during the year ended December 31, 2013. The increase was primarily due to the acquisition of 43 rental income-producing properties subsequent to December 31, 2013.
General and Administrative Expenses. General and administrative expenses increased $237,000 to $1.3 million for the year ended December 31, 2014, compared to $1.1 million for the year ended December 31, 2013. The increase was primarily due to an increase in professional fees incurred combined with increases in audit fees and state franchise taxes as a result of increases in equity issuance and real estate owned during the year ended December 31, 2014. The primary general and administrative expense items are professional fees, board of directors costs, state franchise and income taxes, escrow and trustee fees, fees for unused amounts on the Line of Credit and other licenses and fees. We also incurred $464,000 of Excess G&A (as defined in the Notes to the Consolidated Financial Statements) for the year ended December 31, 2014, net of amounts reimbursed of $371,000, compared with $136,000 for the year ended December 31, 2013. No amounts were reimbursed during the year ended December 31, 2013.
Property Operating Expenses. Property operating expenses increased $743,000 to $1.1 million for the year ended December 31, 2014, compared to $391,000 for the year ended December 31, 2013. The increase was primarily due to the acquisition of 43 properties subsequent to December 31, 2013. The primary property operating expense items are property taxes, repairs and maintenance and property insurance.
Advisory Expenses. Advisory expenses increased $1.2 million to $2.0 million for the year ended December 31, 2014, compared to $806,000 for the year ended December 31, 2013. The increase was due to an increase in advisory and performance fees earned by our advisor pursuant to our advisory agreement due to an increase in our NAV.
Acquisition-Related Expenses. Acquisition-related expenses increased $643,000 to $1.5 million for the year ended December 31, 2014, compared to $852,000 for the year ended December 31, 2013. The increase was primarily due to the acquisition related expenses incurred in connection with the purchase of 43 commercial properties for an aggregate purchase price of $126.4 million during the year ended December 31, 2014, compared to the purchase of 22 commercial properties for an aggregate purchase price $70.5 million during the year ended December 31, 2013.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $3.0 million to $4.5 million for the year ended December 31, 2014, compared to $1.5 million for the year ended December 31, 2013. The increase was primarily related to depreciation and amortization on 43 properties acquired subsequent to December 31, 2013.
Interest and Other Expense, Net. Interest and other expense, net, increased $1.6 million to $2.6 million for the year ended December 31, 2014, compared to $944,000 for the year ended December 31, 2013. The increase was primarily due to an increase of $49.8 million in our average outstanding debt balance throughout the year ended December 31, 2014, compared to the year ended December 31, 2013.
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
Acquisition-Related Expenses. Acquisition-related expenses increased $831,000 to $852,000 for the year ended December 31, 2013, compared to $21,000 for the year ended December 31, 2012. The increase was primarily due to the acquisition related expenses incurred in connection with the purchase of 22 commercial properties for an aggregate purchase price of $70.5 million during the year ended December 31, 2013, compared to the purchase of one commercial property for a purchase price $1.8 million during the year ended December 31, 2012.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $880,000 to $1.5 million for the year ended December 31, 2013, compared to $650,000 for the year ended December 31, 2012. The increase was primarily related to depreciation and amortization on 22 properties acquired subsequent to December 31, 2012.
Interest and Other Expense, Net. Interest and other expense, net, increased $129,000 to $944,000 for the year ended December 31, 2012, compared to $815,000 for the year ended December 31, 2012. The increase was primarily due to an increase of $11.2 million in our average outstanding debt balance throughout the year ended December 31, 2013, compared to the year ended December 31, 2012.
Uncertainties Relating to the Suspension of Selling Agreements by Broker-Dealers Participating in the Offering
ARCP became the indirect parent of our sponsor, our advisor, our dealer manager and our property manager as a result of the merger of Cole and ARCP on February 7, 2014. On October 29, 2014, ARCP announced that, as a result of preliminary findings of an independent investigation being conducted by its audit committee, certain of ARCP’s financial statements should no longer be relied upon. Subsequently, our dealer manager was advised by several of the broker-dealers participating in the Offering that they would suspend their selling dealer agreements with our dealer manager, and by certain prospective broker-dealers that, for a period of time, they would suspend their initial review of the Offering prior to entering into a selling dealer agreement with our dealer manager.
ARCP’s audit committee conducted an investigation with the assistance of independent advisors, Weil, Gotshal & Manges LLP and Ernst & Young LLP and in March 2015, ARCP announced the conclusions of the investigation and restated ARCP’s financial statements for the year ended December 31, 2013 and the first and second quarters of 2014. ARCP also reported the remedial actions it has taken and is taking in response to the findings, and that the investigation did not identify any changes to the financial statements or operations of the Cole Capital sponsored non-traded REITs.
The suspension of selling agreements by broker-dealers participating in the Offering has had a negative impact on our ability to raise additional capital. ARCP has reported that, with the filing of its restated financial statements completed, it is committed to supporting the efforts of our sponsor, Cole Capital, to restore relationships with broker-dealers participating in the Offering. If our sponsor’s efforts are not successful and broker-dealers do not reinstate their selling agreements with our dealer manager, or do not otherwise enter into selling agreements with our dealer manager, we may not be able to raise a substantial amount of capital in the Offering. If we are not able to raise a substantial amount of capital, we may have difficulty in identifying and purchasing suitable properties on attractive terms in order to meet our investment objectives and may be unable to reduce our current leverage profile. Additionally, this could impact the ability to obtain future financing. This could also adversely affect our ability to pay regular distributions from cash flow from operations to investors.

Portfolio Information
Real Estate Portfolio
As of December 31, 2014, we owned 75 commercial properties located in 26 states, comprising 1.8 million rentable square feet, including square feet of buildings which are on land subject to ground leases. As of December 31, 2014, these properties were 99.7% leased with a weighted average remaining lease term of 11.9 years.
As of December 31, 2014, our five highest tenant concentrations, based on annualized gross rental revenue, were as follows:

			2014	Percentage of
	Total	Leased	Gross Annualized	2014
	Number	Square	Rental Revenue	Gross Annualized
Tenant	of Leases	Feet (1)	(in thousands)	Rental Revenue
Amcor Rigid Plastics USA, Inc.	1	251	$1,144	6%
Dollar General	11	105	1,107	6%
Walgreens	4	60	1,055	6%
Tailwind Technologies	1	105	948	5%
Family Dollar	9	77	866	5%
	26	598	$5,120	28%

(1) Including square feet of the buildings on land that is subject to ground leases.
As of December 31, 2014, our five highest tenant industry concentrations, based on gross annualized rental revenue, were as follows:

			2014	Percentage of
	Total	Leased	Gross Annualized	2014
	Number	Square	Rental Revenue	Gross Annualized
Industry	of Leases	Feet (1)	(in thousands)	Rental Revenue
Discount store	24	267	$2,702	15%
Manufacturing	3	387	2,378	13%
Drugstore	8	105	1,801	10%
Grocery	4	131	1,734	10%
Home and garden	6	196	1,602	9%
	45	1,086	$10,217	57%

(1) Including square feet of the buildings on land that is subject to ground leases.

As of December 31, 2014, our five highest geographic concentrations, based on gross annualized rental revenue, were as follows:

			2014	Percentage of
	Total	Rentable	Gross Annualized	2014
	Number of	Square	Rental Revenue	Gross Annualized
Location	Properties	Feet (1)	(in thousands)	Rental Revenue
Texas	8	316	$2,999	17%
Ohio	7	240	1,663	9%
Iowa	3	282	1,557	9%
Oklahoma	6	205	1,536	9%
Michigan	5	125	1,463	8%
	29	1,168	$9,218	52%

(1) Including square feet of the buildings on land that is subject to ground leases.
For more information on diversification and statistics of our wholly-owned real estate assets, see “Item 2 — Properties” above.
Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.002563727 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2014 and ending on March 31, 2014. Our board of directors authorized a daily distribution at $0.002678083 per share for stockholders of record as of the close of business on each day of the period commencing on April 1, 2014 and ending on December 31, 2014. In addition, our board of directors authorized a daily distribution of $0.002678083 per share for stockholders of record as of the close of business on each day of the period commencing January 1, 2015 and ending on June 30, 2015. The daily distribution amount for each class of outstanding common stock is adjusted based on the relative NAV of the various classes each day so that, from day to day, distributions constitute a uniform percentage of the NAV per share of all classes. As a result, from day to day, the per share daily distribution for each outstanding class of common stock may be higher or lower than the daily distribution amount authorized by our board of directors based on the relative NAV of each class of common stock on that day.
During the years ended December 31, 2014 and 2013, we paid distributions of $5.6 million and $2.0 million, respectively, including $2.3 million and $634,000, respectively, through the issuance of shares pursuant to the DRIP. The distributions paid during the year ended December 31, 2014 were fully funded by cash flows from operating activities. The distributions paid during the year ended December 31, 2013 were funded by cash flows from operations, including cash flows in excess of distributions from the prior year, of $1.7 million, or 86%, and proceeds from the Offering of $276,000, or 14%. Net cash flows for the year ended December 31, 2013 reflect a reduction of $852,000 for real estate acquisition related expenses incurred and expensed. We treat our real estate acquisition expenses as funded by proceeds from the Offering of our shares. Therefore, for consistency, proceeds from the issuance of common stock have been reported as a source of distributions to the extent that acquisition expenses have reduced net cash flows from operating activities in the current and prior periods.
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
Our share redemption plan includes certain redemption limits, including a quarterly limit and, in some cases, a stockholder by stockholder limit. During the year ended December 31, 2014, we received redemption requests for, and redeemed approximately 1.1 million W Shares and 572 A Shares for $18.0 million and $10,000, respectively. See Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for additional terms of the share redemption program, including the share redemption plan limits.

We intend to fund share redemptions with available cash, proceeds from our liquid investments and proceeds from the sale of additional shares. We may, after taking the interests of our Company as a whole and the interests of our remaining stockholders into consideration, use proceeds from any available sources at our disposal to satisfy redemption requests, including, but not limited to, proceeds from sales of additional shares, excess cash flow from operations, sales of our liquid investments, incurrence of indebtedness and, if necessary, proceeds from the disposition of real estate properties or real estate related assets. In an effort to have adequate cash available to support our share redemption plan, Cole Advisors may determine to reserve borrowing capacity under the Line of Credit and the Series C Loan. Cole Advisors could then elect to borrow against the Line of Credit or the Series C Loan in part to redeem shares presented for redemption during periods when we do not have sufficient proceeds from the sale of shares in the Offering to fund all redemption requests.
Liquidity and Capital Resources
General
Our principal demands for funds will be for real estate and real estate related investments, for the payment of acquisition related expenses, operating expenses, distributions and redemptions to stockholders and principal and interest on any current and any future indebtedness. Generally, cash needs for items other than acquisitions and acquisition related expenses will be generated from operations of our current and future investments. We expect to meet cash needs for acquisitions from the net proceeds of the Offering and from debt financings. The sources of our operating cash flows primarily are driven by the rental income received from current and future leased properties. We expect to continue to raise capital through the Offering and to utilize such funds and future proceeds from secured or unsecured financing to complete future property acquisitions.
Our investment guidelines provide that we will target the following aggregate allocation to relatively liquid investments, such as U.S. government securities, agency securities, corporate debt, publicly traded debt and equity real estate-related securities, cash, cash equivalents and other short-term investments and, in Cole Advisors discretion, lines of credit (collectively, the “Liquid Assets”): (1) 10% of our NAV up to $1.0 billion and (2) 5% of our NAV in excess of $1.0 billion. To the extent that Cole Advisors elects to maintain borrowing capacity under lines of credit, the amount available under the lines of credit will be included in calculating the Liquid Assets under these guidelines. These are guidelines, and our stockholders should not expect that we will, at all times, hold liquid assets at or above the target levels or that all liquid assets will be available to satisfy redemption requests as we receive them. We anticipate that both our overall allocation to liquid assets as a percentage of our NAV and our allocation to different types of liquid assets will vary. In making these determinations our advisor will consider our receipt of proceeds from sales of additional shares, our cash flow from operations, available borrowing capacity under lines of credit, if any, or from additional mortgages on our real estate, our receipt of proceeds from sales of assets, and the anticipated use of cash to fund redemptions, as well as the availability and pricing of different investments. The amount of the Liquid Assets is determined by our advisor, in its sole discretion, but is subject to review by our independent directors on a quarterly basis.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, distributions and redemptions to stockholders and interest on our outstanding debt. We expect to meet our short-term liquidity requirements through available cash, cash provided by property operations, proceeds from the Offering and borrowings from the Line of Credit, Series C Loan or other borrowings. As of December 31, 2014, we had no availability on the Line of Credit and $20.0 million available on the Series C Loan.
The Line of Credit has a scheduled maturity of September 12, 2017; however, we may elect to extend the maturity date for a period of 24 months upon the satisfaction of certain conditions in the Credit Agreement. The Series C Loan has a scheduled maturity of December 15, 2015. As a result, we believe that the resources stated above will be sufficient to satisfy our short-term operating requirements, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for property and other asset acquisitions and the payment of tenant improvements, operating expenses, including debt service payments on any outstanding indebtedness, and distributions and redemptions to our stockholders. We expect to meet our long-term liquidity requirements through proceeds from the Offering, secured or unsecured financings from banks and other lenders, any available capacity on the Line of Credit or the Series C Loan by the addition of properties to the borrowing base, proceeds from the sale of marketable securities and net cash flows provided by operations.

We expect that substantially all net cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we may use other sources to fund distributions, as necessary, including proceeds from the Offering, borrowings on the Amended Credit Facility or the Series C Loan and/or future borrowings on our unencumbered assets. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Offering or debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt or distributions to our stockholders.
As of December 31, 2014, we had received and accepted subscriptions for approximately 8.2 million shares of common stock for gross proceeds of $137.2 million. As of December 31, 2014, we had redeemed approximately 1.1 million W Shares and 572 A Shares of our common stock for $18.6 million and $10,000, respectively. No redemption requests received during the year ended December 31, 2014 went unfulfilled.
As of December 31, 2014, we had $120.3 million of total debt outstanding in connection with the Line of Credit and the PNC Note and $20.0 million of available borrowings on the Series C Loan. See Note 7 to our consolidated financial statements in this Annual Report on Form 10-K for certain terms of the debt. Our contractual obligations as of December 31, 2014 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - line of credit (2)	$100,000	$—	$100,000	$—	$—
Interest payments - line of credit (3)	5,717	2,116	3,601	—	—
Principal payments - fixed debt rate	20,304	—			20,304
Interest payments - fixed debt rate	5,313	786	1,575	1,573	1,379
Total	$131,334	$2,902	$105,176	$1,573	$21,683

(1)	The table does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Does not include the impact of any extension. We may elect to extend the maturity of the Line of Credit for a period of 24 months upon the satisfaction of certain conditions in the Credit Agreement.

(3)	Payment obligations for the amount outstanding under the Line of Credit were calculated based on an interest rate of 2.09% in effect as of December 31, 2014.
Our charter prohibits us from incurring debt that would cause our borrowings to exceed 75% of our gross assets, valued at the aggregate cost (before depreciation and other non-cash reserves), unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report. During the initial period of the Offering, our board of directors, including a majority of our independent directors, approved borrowing exceeding this limit because we are in the process of raising sufficient equity capital to acquire our portfolio. After we have acquired a substantial portfolio, our advisor will target a leverage of 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets. As of December 31, 2014, our ratio of debt to total gross real estate assets, net of gross intangible lease liabilities was 52%.
Cash Flow Analysis
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Operating Activities. Net cash provided by operating activities increased $4.9 million to $6.6 million for the year ended December 31, 2014, compared to $1.7 million for the year ended December 31, 2013. The increase was primarily due to $251,000 of net income for the year ended December 31, 2014, compared to a net loss of $534,000 for the year ended December 31, 2013, before non-cash adjustments for depreciation, amortization of intangibles, amortization of deferred financing costs and amortization of discounts on marketable securities of $4.3 million, combined with a net increase in working capital accounts of $620,000. This increase was primarily due to the acquisition of 43 rental income-producing properties subsequent to December 31, 2013. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities increased $55.6 million to $126.5 million for the year ended December 31, 2014, compared to $71.0 million for the year ended December 31, 2013. The increase was primarily due to the acquisition of 43 commercial properties during the year ended December 31, 2014. We acquired 22 commercial property during the year ended December 31, 2013.
Financing Activities. Net cash provided by financing activities increased $45.4 million to $119.1 million for the year ended December 31, 2014, compared to $73.7 million for the year ended December 31, 2013. During the year ended December 31, 2014, our loan activity resulted in net borrowings of $76.4 million. During the year ended December 31, 2013, our loan activity resulted in net borrowings of $23.3 million. Additionally, the increase in net cash provided by financing activities was due to proceeds of $67.6 million from the issuance of common stock during the year ended December 31, 2014, compared to proceeds of $53.5 million from the issuance of common stock during the year ended December 31, 2013.
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
Inflation
We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. There are provisions in certain of our tenant leases that are intended to protect us from, and mitigate the risk of, the impact of inflation. These provisions include rent steps and clauses enabling us to receive payment of additional rent calculated as a percentage of the tenant’s gross sales above pre-determined thresholds. In addition, most of our leases require the tenant to pay all or a majority of the property’s operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs. However, due to the long-term nature of leases for real property, such leases may not re-set frequently enough to adequately offset the effects of inflation.
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
Conflicts of Interest
Affiliates of Cole Advisors act as an advisor to, and certain of our executive officers and one of our directors act as executive officers and/or directors of CCPT IV, CCPT V, and/or CCIT II, all of which are REITs distributed and managed by affiliates of Cole Advisors. As such, there are conflicts of interest where Cole Advisors or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for ARCP or another real estate program sponsored by Cole Capital, may be in conflict with us in connection with providing services to other real estate related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of Cole Advisors and ARCP and these other real estate programs sponsored by Cole Capital could influence the advice to us. See “Item 1 — Business — Conflicts of Interest” in this Annual Report on Form 10-K.

Subsequent Events
Certain events occurred subsequent to December 31, 2014 through the filing date of this Annual Report on Form 10-K. Refer to Note 16 to our consolidated financial statements in this Annual Report on Form 10-K for further explanation.
Recent Accounting Pronouncements
Refer to Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off Balance Sheet Arrangements
As of December 31, 2014 and 2013, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with the acquisition of our properties, we have obtained variable rate debt financing, and are therefore exposed to changes in LIBOR. As of December 31, 2014, we had $100 million of variable rate debt outstanding on our Line of Credit, and a change of 50 basis points in interest rates would result in a change in interest expense of $500,000 per annum. In addition we had entered into a $20.0 million of variable rate debt revolving line of credit with Series C, LLC an affiliate of the Company’s advisor. The interest rate is 2.45% plus LIBOR, therefore we are exposed to interest rate changes in LIBOR.
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
There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2014.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2014, were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2014.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2015 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2015 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2015 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2015 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2015 annual meeting of stockholders.

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
Phoenix, Arizona
We have audited the accompanying consolidated balance sheets of Cole Real Estate Income Strategy (Daily NAV), Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cole Real Estate Income Strategy (Daily NAV), Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 30, 2015

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2014	December 31, 2013
ASSETS
Investment in real estate assets:
Land	$46,455	$24,143
Buildings and improvements, less accumulated depreciation of $4,459 and $1,451, respectively	152,197	67,123
Intangible lease assets, less accumulated amortization of $2,521 and $795, respectively	26,853	11,530
Total investment in real estate assets, net	225,505	102,796
Investment in marketable securities	490	460
Total investment in real estate assets and marketable securities, net	225,995	103,256
Cash and cash equivalents	4,489	5,370
Restricted cash	25	105
Rents and tenant receivables	1,267	581
Prepaid expenses and other assets	364	107
Deferred financing costs, less accumulated amortization of $1,216 and $489, respectively	1,796	464
Total assets	$233,936	$109,883
LIABILITIES AND STOCKHOLDERS’ EQUITY
Line of credit and note payable	$120,304	$43,900
Accounts payable and accrued expenses	1,188	479
Escrowed investor proceeds	25	105
Due to affiliates	1,816	829
Acquired below market lease intangibles, less accumulated amortization of $279 and $126, respectively	2,058	1,348
Distributions payable	595	317
Deferred rental income and other liabilities	585	261
Total liabilities	126,571	47,239
Commitments and contingencies
Redeemable common stock	12,545	6,982
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
A Shares common stock, $0.01 par value; 163,000,000 shares authorized, 897,376 and 23,767 shares issued and outstanding, respectively	9	—
I Shares common stock, $0.01 par value; 163,000,000 shares authorized, 256,525 and 129,176 shares issued and outstanding, respectively	3	1
W Shares common stock, $0.01 par value; 164,000,000 shares authorized, 6,012,043 and 3,993,916 shares issued and outstanding, respectively	60	40
Capital in excess of par value	104,284	59,573
Accumulated distributions in excess of earnings	(9,539)	(3,949)
Accumulated other comprehensive income (loss)	3	(3)
Total stockholders’ equity	94,820	55,662
Total liabilities and stockholders’ equity	$233,936	$109,883
The accompanying notes are an integral part of these consolidated financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Revenues:
Rental and other property income	$12,338	$4,748	$2,537
Tenant reimbursement income	959	336	150
Interest income on marketable securities	8	5	1
Total revenues	13,305	5,089	2,688
Expenses:
General and administrative expenses	1,337	1,100	890
Property operating expenses	1,134	391	193
Advisory expenses	2,002	806	199
Acquisition related expenses	1,495	852	21
Depreciation	3,008	1,011	422
Amortization	1,527	519	228
Total operating expenses	10,503	4,679	1,953
Operating income	2,802	410	735
Other expense:
Interest and other expense, net	2,551	944	815
Net income (loss)	$251	$(534)	$(80)
Weighted average number of common shares outstanding:
Basic and diluted	6,019,518	2,509,921	722,190
Net income (loss) per common share:
Basic and diluted	$0.04	$(0.21)	$(0.11)
The accompanying notes are an integral part of these consolidated financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Net income (loss)	$251	$(534)	$(80)
Other comprehensive income (loss):
Reclassification of previous unrealized loss on marketable securities into net loss	—	1	—
Unrealized gain (loss) on marketable securities	6	(5)	1
Total other comprehensive income (loss)	6	(4)	1
Comprehensive income (loss)	$257	$(538)	$(79)
The accompanying notes are an integral part of these consolidated financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	W Shares Common Stock		A Shares Common Stock		I Shares Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2012	680,000	$7	—	$—	—	$—	$10,114	$(454)	$—	$9,667
Issuance of common stock	234,037	2	—	—	—	—	3,727	—	—	3,729
Distributions to investors	—	—	—	—	—	—	—	(606)	—	(606)
Dealer manager fees	—	—	—	—	—	—	(33)	—	—	(33)
Other offering costs	—	—	—	—	—	—	(28)	—	—	(28)
Changes in redeemable common stock	—	—	—	—	—	—	(3,770)	—	—	(3,770)
Comprehensive (loss) income	—	—	—	—	—	—	—	(80)	1	(79)
Balance, December 31, 2012	914,037	9	—	—	—	—	10,010	(1,140)	1	8,880
Issuance of common stock	3,247,362	32	23,767	—	235	—	54,053	—	—	54,085
Transfer of common stock	(128,941)	(1)	—	—	128,941	1	—	—	—	—
Distributions to investors	—	—	—	—	—	—	—	(2,275)	—	(2,275)
Commissions on stock sales and related dealer manager fees	—	—	—	—	—	—	(245)	—	—	(245)
Other offering costs	—	—	—	—	—	—	(406)	—	—	(406)
Redemptions of common stock	(38,542)	—	—	—	—	—	(627)	—	—	(627)
Changes in redeemable common stock	—	—	—	—	—	—	(3,212)	—	—	(3,212)
Comprehensive loss	—	—	—	—	—	—	—	(534)	(4)	(538)
Balance, December 31, 2013	3,993,916	40	23,767	—	129,176	1	59,573	(3,949)	(3)	55,662
Issuance of common stock	3,070,377	31	874,181	9	127,349	2	69,907	—	—	69,949
Distributions to investors	—	—	—	—	—	—	—	(5,841)	—	(5,841)
Commissions on stock sales and related dealer manager fees	—	—	—	—	—	—	(1,155)	—	—	(1,155)
Other offering costs	—	—	—	—	—	—	(520)	—	—	(520)
Redemptions of common stock	(1,052,250)	(11)	(572)	—	—	—	(17,958)	—	—	(17,969)
Changes in redeemable common stock	—	—	—	—	—	—	(5,563)	—	—	(5,563)
Comprehensive income	—	—	—	—	—	—	—	251	6	257
Balance, December 31, 2014	6,012,043	$60	897,376	$9	256,525	$3	$104,284	$(9,539)	$3	$94,820
The accompanying notes are an integral part of these consolidated financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Cash flows from operating activities:
Net income (loss)	$251	$(534)	$(80)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,008	1,011	422
Amortization of intangible lease assets and below market lease intangibles, net	1,573	474	188
Amortization of deferred financing costs	727	300	177
Amortization on marketable securities, net	2	3	1
(Gain) Loss on sale of marketable securities	(1)	2	—
Changes in assets and liabilities:
Rents and tenant receivables	(686)	(271)	(269)
Prepaid expenses and other assets	(257)	(2)	(103)
Accounts payable and accrued expenses	709	105	245
Deferred rental income and other liabilities	324	141	1
Due to affiliates	924	421	93
Net cash provided by operating activities	6,574	1,650	675
Cash flows from investing activities:
Investment in real estate and related assets	(126,580)	(70,734)	(2,921)
Investment in marketable securities	(290)	(361)	(243)
Proceeds from sale of marketable securities	265	119	16
Change in restricted cash	80	17	(122)
Net cash used in investing activities	(126,525)	(70,959)	(3,270)
Cash flows from financing activities:
Proceeds from line of credit and note payable	119,358	48,875	1,675
Repayments of line of credit	(42,954)	(25,615)	(2,475)
Proceeds from issuance of common stock	67,631	53,451	3,722
Offering costs on issuance of common stock	(1,612)	(578)	—
Redemptions of common stock	(17,969)	(627)	—
Distributions to investors	(3,245)	(1,389)	(570)
Change in escrowed investor proceeds liability	(80)	(17)	122
Deferred financing costs paid	(2,059)	(419)	(16)
Net cash provided by financing activities	119,070	73,681	2,458
Net (decrease) increase in cash and cash equivalents	(881)	4,372	(137)
Cash and cash equivalents, beginning of year	5,370	998	1,135
Cash and cash equivalents, end of year	$4,489	$5,370	$998

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock issued through distribution reinvestment plan	$2,318	$634	$8
Distributions declared and unpaid	$595	$317	$65
Accrued dealer manager fee and other offering costs	$273	$210	$137
Unrealized gain (loss) on marketable securities	$6	$(5)	$1
Reclassification of unrealized loss on marketable securities into net loss	$—	$1	$—

Supplemental Cash Flow Disclosures:
Interest paid	$1,728	$602	$634
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
Effective as of December 12, 2014, Nicholas S. Schorsch resigned as a director, the chairman of the Board of Directors (the “Board”), the chief executive officer and the president of the Company. In addition, effective as of December 12, 2014, Mr. Schorsch resigned as the chief executive officer of Cole Advisors, and as the executive chairman of ARCP. On December 19, 2014, Michael T. Ezzell was appointed as chairman of the board of directors, the chief executive officer and the president of the Company by the Board. On September 5, 2014, Simon J. Misselbrook was appointed chief financial officer and treasurer of the Company by the Company’s board of directors and, on March 24, 2015, Christine T. Brown was appointed principal accounting officer of the Company by the Company’s board of directors.
An affiliate of ARCP entered into a definitive agreement (the “RCAP Agreement”), dated as of September 30, 2014, with RCS Capital Corporation (“RCAP”) pursuant to which RCAP would have acquired Cole Capital. The acquisition would have included Cole Advisors and CCC. Additionally, the parties entered into a strategic arrangement by which an indirect wholly-owned subsidiary of ARCP would have acted as sub-advisor to the non-traded REITs sponsored by Cole Capital (the “Managed Funds”), including the Company, and would have acquired property and managed real estate assets for the Managed Funds.
On November 3, 2014, RCAP publicly announced that it had notified ARCP of its purported termination of the RCAP Agreement. Also on November 3, 2014, ARCP publicly announced that it had informed RCAP that RCAP’s attempt to terminate the RCAP Agreement constituted a breach of the RCAP Agreement. On November 11, 2014, ARCP filed a complaint in the Court of Chancery of the State of Delaware against RCAP alleging that RCAP’s attempt to terminate the RCAP Agreement constituted a breach of the RCAP Agreement and seeking, among other things, specific performance of the RCAP Agreement or, in the alternative, money damages. On December 4, 2014, ARCP announced that it had entered into a settlement agreement with RCAP that resolved their dispute over RCAP’s attempt to terminate the RCAP Agreement. ARCP received $60.0 million in the settlement.
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
The per share purchase price for each class of common stock varies from day-to-day and, on each business day, is equal to, for each class of common stock, the Company’s net asset value (“NAV”) for such class, divided by the number of shares of that class outstanding as of the close of business on such day, plus, for A Shares sold in the Primary Offering, applicable selling commissions. The Company’s NAV per share is calculated daily as of the close of business by an independent fund accountant using a process that reflects (1) estimated values of each of the Company’s commercial real estate assets, related liabilities and notes receivable secured by real estate provided periodically by the Company’s independent valuation expert in individual appraisal reports, (2) daily updates in the price of liquid assets for which third party market quotes are available, (3) accruals of

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

daily distributions, and (4) estimates of daily accruals, on a net basis, of operating revenues, expenses, debt service costs and fees. As of December 31, 2014 the NAV per share for W Shares, A Shares, and I Shares was $17.51, $17.45, and $17.55, respectively. The Company’s NAV is not audited or reviewed by its independent registered public accounting firm.
The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio primarily consisting of (1) necessity retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States and U.S. protectorates, (2) notes receivable secured by commercial real estate, including the origination of loans, and (3) cash, cash equivalents, other short-term investments and traded real estate-related securities. As of December 31, 2014, the Company owned 75 commercial properties located in 26 states, containing 1.8 million rentable square feet of commercial space, including square feet of buildings which are on land subject to ground leases. As of December 31, 2014, these properties were 99.7% leased.
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
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate and related assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the years ended December 31, 2014, 2013 or 2012.
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
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of December 31, 2014 or 2013 or 2012.
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

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company may acquire certain properties subject to contingent consideration arrangements that may obligate the Company to pay additional consideration to the seller based on the outcome of future events. Additionally, the Company may acquire certain properties for which it funds certain contingent consideration amounts into an escrow account pending the outcome of certain future events. The outcome may result in the release of all or a portion of the escrow funds to the Company or the seller or a combination thereof. Contingent consideration arrangements will be based on a predetermined formula and have set time periods regarding the obligation to make future payments, including funds released to the seller from escrow accounts, or the right to receive escrowed funds as set forth in the respective purchase and sale agreement. Contingent consideration arrangements, including amounts funded through an escrow account, will be recorded upon acquisition of the respective property at their estimated fair value, and any changes to the estimated fair value, subsequent to acquisition, will be reflected in the accompanying consolidated statements of operations. The determination of the amount of contingent consideration arrangements is based on the probability of several possible outcomes as identified by management.
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
Investment in Marketable Securities
Investment in marketable securities consists primarily of the Company’s investment in corporate and government debt securities. The Company determines the appropriate classification for debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 2014, the Company classified its investments as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss).
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
Restricted Cash and Escrows
Included in restricted cash were escrowed investor proceeds for which shares of common stock had not been issued as of December 31, 2014 and 2013.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Rents and Tenant Receivables
Rents and tenant receivables primarily include amounts to be collected in future periods related to the recognition of rental income on a straight-line basis over the lease term and cost recoveries due from tenants. The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy, if any, are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company’s reported net income or loss is directly affected by management’s estimate of the collectability of accounts receivable. The Company records allowances for those balances that the Company deems to be uncollectible, including any amounts relating to straight-line rent receivables. As of December 31, 2014 and 2013, no balances were deemed uncollectible and no allowance was recorded.
Prepaid Expenses and Other Assets
Prepaid expenses and other assets include expenses paid as of the balance sheet date that relate to future periods and will be expensed or reclassified to another account during the period to which the costs relate. Any amounts with no future economic benefit are charged to earnings when identified.
Deferred Financing Costs
Deferred financing costs are capitalized and amortized on a straight-line basis over the term of the related financing arrangement, which approximates the effective interest method. If a note payable is prepaid, any unamortized deferred financing costs related to the note payable would be expensed. Amortization of deferred financing costs was $727,000, $300,000 and $177,000 for the years ended December 31, 2014, 2013 and 2012, respectively, and was recorded in interest expense in the consolidated statements of operations.
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
Income Taxes
The Company elected to be taxed, and qualified, as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company generally is not subject to federal corporate income tax to the extent it distributes its taxable income to its stockholders, and so long as it, among other things, distributes at least 90% of its annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the Company maintains its qualification for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Concentration of Credit Risk
As of December 31, 2014, the Company had cash on deposit at four financial institutions, in one of which the Company had deposits in excess of federally insured levels totaling $4.1 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of December 31, 2014, no single tenant accounted for greater than 10% of the Company’s 2014 gross annualized rental revenues. Tenants in the discount store, manufacturing and drugstore industries accounted for 15%, 13% and 10%, respectively, of the Company’s 2014 gross annualized rental revenues. Additionally, the Company has certain geographic concentrations in its property holdings. In particular, as of December 31, 2014, eight of the Company’s properties were located in Texas, accounting for 17%, of the Company’s 2014 gross annualized rental revenues.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Offering and Related Costs
Cole Advisors funds all of the organization and offering costs associated with the sale of the Company’s common stock (excluding selling commissions, the distribution fee and the dealer manager fee) and is reimbursed for such costs up to 0.75% of gross proceeds from the Offering, excluding selling commissions charged on A Shares sold in the Primary Offering. As of December 31, 2014, Cole Advisors, or its affiliates, had paid organization and offering costs in excess of the 0.75% in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable to Cole Advisors.
Due to Affiliates
Cole Advisors and certain of its affiliates received, and will continue to receive, fees, reimbursements and compensation in connection with services provided relating to the Offering and the acquisition, management and performance of the Company’s assets. As of December 31, 2014 and 2013, $1.8 million and $829,000, respectively, was due to Cole Advisors and its affiliates for such services, as discussed in Note 10 to these consolidated financial statements.
Stockholders’ Equity
As of December 31, 2014, the Company was authorized to issue up to 500,000,000 shares of capital stock. Of the total number of shares of capital stock authorized (a) 490,000,000 shares are designated as common stock, 164,000,000 of which are classified as W Shares, 163,000,000 of which are classified as A Shares and 163,000,000 of which are classified as I Shares, and (b) 10,000,000 shares are designated as preferred stock. All shares of such stock have a par value of $0.01 per share. The par value of investor proceeds raised from the Offering is classified as common stock, with the remainder allocated to capital in excess of par value. The Company’s board of directors may amend the charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval.
Redeemable Common Stock
The Company has adopted a share redemption program that permits its stockholders to redeem their shares, subject to certain limitations discussed in Note 12 to these consolidated financial statements. The Company records amounts that are redeemable under the share redemption program as redeemable common stock outside of permanent equity on its consolidated balance sheets. Redeemable common stock is recorded at the greater of the carrying amount or redemption value each reporting period. Changes in the value from period to period are recorded as an adjustment to capital in excess of par value.
As of December 31, 2014, the quarterly redemption capacity was equal to 10% of the Company’s NAV and this amount was recorded as redeemable common stock on the consolidated balance sheet for a total of $12.5 million. As of December 31, 2013, the outstanding shares eligible for redemption were recorded as redeemable common stock on the consolidated balance sheet, at the NAV per share, for a total of $7.0 million. As of December 31, 2014 and 2013, certain shares were not permitted to be redeemed subject to certain limitations as discussed in Note 12 to these consolidated financial statements.
Earnings (Loss) Per Share
Earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during each period presented. Diluted income (loss) per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the years ended December 31, 2014, 2013 and 2012.
Reportable Segments
The Company’s commercial real estate investments primarily consist of single-tenant, necessity commercial properties, which are leased to creditworthy tenants under long-term net leases and provide current operating cash flow. The commercial properties are geographically diversified throughout the United States and have similar economic characteristics. The Company evaluates operating performance on an overall portfolio level; therefore the Company’s properties are one reportable segment.
Interest
Interest is charged to interest expense as it accrues. No interest costs were capitalized during the years ended December 31, 2014, 2013 and 2012.
Distributions Payable and Distribution Policy

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
The Company’s board of directors authorized a daily distribution, based on 365 days in the calendar year of $0.002563727 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2014 and ending on March 31, 2014. In addition, the Company’s board of directors authorized a daily distribution at $0.002678083 per share for stockholders of record as of the close of business on each day of the period commencing on April 1, 2014 and ending on December 31, 2014. The daily distribution amount for each class of outstanding common stock is adjusted based on the relative NAV of the various classes each day so that, from day to day, distributions constitute a uniform percentage of the NAV per share of all classes. As a result, from day to day, the per share daily distribution for each outstanding class of common stock may be higher or lower than the daily distribution amount authorized by our board of directors. As of December 31, 2014, the Company had distributions payable of $595,000. The distributions were paid in January 2015, of which $256,000 were reinvested in shares through the DRIP.
Recent Accounting Pronouncements

In April 2014, the U.S. Financial Accounting Standards Board (the “FASB”), issued Accounting Standards Update (“ASU”) 2014-08 Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which amends the reporting requirements for discontinued operations by updating the definition of a discontinued operation to be a component of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, resulting in fewer disposals that qualify for discontinued operations reporting, yet, the pronouncement also requires expanded disclosures for discontinued operations. The adoption of ASU 2014-08 did not have a material impact on the Company’s financial statements because the Company did not have any discontinued operations.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers, including real estate sales, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. The Company does not believe ASU 2014-09, when effective, will have a material impact on the Company’s financial statements.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early application permitted. The Company does not believe ASU 2014-15, when effective, will have a material impact on the Company’s financial statements because the Company currently does not have any conditions that give rise to substantial doubt about its ability to continue as a going concern.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which eliminates the deferral of FAS 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”) and makes changes to both the variable interest model and the voting model. These changes will require re-evaluation of certain entities for consolidation and will require the Company to revise its documentation regarding the consolidation or deconsolidation of such entities. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and is to be applied retrospectively, with early adoption permitted. The Company does not believe ASU 2015-02, when effective, will have a material impact on the Company’s financial statements.

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
Line of credit and notes payable – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The estimated fair value of the Company’s debt was $120.3 million and $43.9 million as of December 31, 2014 and 2013, respectively, which approximated the carrying value on such dates. The fair value of the Company’s debt is estimated using Level 2 inputs.
Marketable securities – The Company’s marketable securities are carried at fair value and are valued using Level 1 inputs. The estimated fair value of the Company’s marketable securities are based on quoted market prices that are readily and regularly available in an active market.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of December 31, 2014, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4 — REAL ESTATE ASSETS
2014 Property Acquisitions
During the year ended December 31, 2014, the Company acquired a 100% interest in 43 commercial properties for an aggregate purchase price of $126.4 million (the “2014 Acquisitions”). The Company purchased the 2014 Acquisitions with net proceeds from the Offering, combined with proceeds from borrowings, as discussed in Note 7 to these consolidated financial statements. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for the acquisitions purchased during the year ended December 31, 2014 (in thousands):

December 31, 2014
Land	$22,312
Building and improvements	88,082
Acquired in-place leases	13,260
Acquired above market leases	3,614
Acquired below market leases	(863)
Total purchase price	$126,405
The Company recorded revenue of $4.4 million and net income of $737,000 for the year ended December 31, 2014 related to the 2014 Acquisitions. In addition, the Company recorded $1.5 million of acquisition related expenses for the year ended December 31, 2014.
The following information summarizes selected financial information of the Company, as if all of the 2014 Acquisitions were completed on January 1, 2013 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended
	December 31, 2014	December 31, 2013
Pro forma basis (unaudited):
Revenue	$18,951	$15,171
Net income	$2,620	$1,630
The unaudited pro forma information for the year ended December 31, 2014 was adjusted to exclude acquisition related expenses recorded during such periods related to the 2014 Acquisitions. These expenses were recognized in the pro forma information for the year ended December 31, 2013. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2014, nor does it purport to represent the results of future operations.
2013 Property Acquisitions
During the year ended December 31, 2013, the Company acquired a 100% interest in 22 commercial properties for an aggregate price of $70.5 million (the “2013 Acquisitions”). The Company purchased the 2013 Acquisitions with net proceeds from the offering, combined with proceeds from borrowings, as discussed in Note 7 to these consolidated financial statements. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

December 31, 2013
Land	$11,378
Building and improvements	51,500
Acquired in place leases	7,963
Acquired above market leases	213
Acquired below market leases	(520)
Total purchase price	$70,534

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company recorded revenue of $2.2 million and a net income of $337,000 for the year ended December 31, 2013 related to the 2013 Acquisitions. In addition, the Company recorded $852,000 of acquisition related expenses for the year ended December 31, 2013.
The following information summarizes selected financial information of the Company, as if the 2013 Acquisitions were completed on January 1, 2012 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the years ended December 31, 2013 and 2012 (in thousands):

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
NOTE 5 — INTANGIBLE LEASE ASSETS
Intangible lease assets consisted of the following (in thousands, except weighted average life amounts):

	As of December 31,
	2014	2013
In-place leases, net of accumulated amortization of $2,317 and $765, respectively
(with a weighted average life remaining of 12.1 and 13.3 years, respectively).	$23,130	$11,247
Acquired above market leases, net of accumulated amortization of $204 and $30,
respectively (with a weighted average life remaining of 11.7 and 11.4 years, respectively).	3,723	283
	$26,853	$11,530
Amortization expense related to the in-place lease assets for the years ended December 31, 2014, 2013 and 2012, was $1.6 million, $528,000 and $228,000, respectively. Amortization expense related to the acquired above market lease assets for the years ended December 31, 2014, 2013 and 2012 was $174,000, $21,000 and $9,000, respectively, and was recorded as a reduction to rental and other property income in the consolidated statements of operations.
As of December 31, 2014, the estimated amortization expense relating to the intangible lease assets for each of the five succeeding fiscal years is as follows (in thousands):

	Amortization
Year ending December 31,	In-Place Leases	Above Market Leases
2015	$2,141	$356
2016	$2,114	$356
2017	$2,085	$350
2018	$2,027	$325
2019	$2,017	$318

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6 — MARKETABLE SECURITIES
The Company owned marketable securities with an estimated fair value of $490,000 and $460,000 as of December 31, 2014 and 2013, respectively. The following is a summary of the Company’s available-for-sale securities as of December 31, 2014 (in thousands):

	Available-for-sale securities
	Amortized Cost Basis	Unrealized Gain	Fair Value
U.S. Treasury Bonds	$179	$3	$182
U.S. Agency Bonds	85	—	85
Corporate Bonds	223	—	223
Total available-for-sale securities	$487	$3	$490
The following table provides the activity for the marketable securities during the year ended December 31, 2014 (in thousands):

	Amortized Cost Basis	Unrealized (Loss) Gain	Fair Value
Marketable securities as of January 1, 2014	$463	$(3)	$460
Face value of marketable securities acquired	295	—	295
Premiums and discounts on purchase of marketable securities, net of acquisition costs	(5)	—	(5)
Amortization on marketable securities	(2)	—	(2)
Sales of securities	(264)	—	(264)
Increase in fair value of marketable securities	—	6	6
Marketable securities as of December 31, 2014	$487	$3	$490
During the year ended December 31, 2014, the Company sold 37 marketable securities for aggregate proceeds of $265,000 and recorded a gain of $1,000 related to the sales, which is included in interest and other expense, net, on the accompanying consolidated statement of operations for the year ended December 31, 2014. In addition, the Company recorded an unrealized gain of $6,000 on its investments, which is included in accumulated other comprehensive income (loss) on the accompanying consolidated statement of stockholders’ equity for the year ended December 31, 2014 and the consolidated balance sheet as of December 31, 2014.
The following table shows the fair value and gross unrealized losses of the Company’s available-for-sale securities as of December 31, 2014 and the length of time the available-for-sale securities have been in the unrealized loss position (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury Bonds	$55	$—	$40	$—	$95	$—
U.S. Agency Bonds	10	—	60	(1)	70	(1)
Corporate Bonds	40	—	51	(1)	91	(1)
Total temporarily impaired securities	$105	$—	$151	$(2)	$256	$(2)

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The scheduled maturities of the Company’s marketable securities as of December 31, 2014 are as follows (in thousands):

	Available-for-sale securities
	Amortized Cost	Estimated Fair Value
Due within one year	$81	$81
Due after one year through five years	215	215
Due after five years through ten years	181	184
Due after ten years	10	10
Total	$487	$490
Actual maturities of marketable securities can differ from contractual maturities because borrowers on certain debt securities may have the right to prepay their respective debt obligations at any time. In addition, factors such as prepayments and interest rates may affect the yields on such securities.
NOTE 7 — LINE OF CREDIT AND NOTE PAYABLE
As of December 31, 2014, the Company had $120.3 million of debt outstanding, with weighted average years to maturity of 3.38 years and a weighted average interest rate of 2.38%. The following table summarizes the debt balances as of December 31, 2014 and 2013, and the debt activity for the year ended December 31, 2014 (in thousands):

	Balance as of December 31, 2013	Debt Issuance	Repayments	Balance as of December 31, 2014
Line of credit	$43,900	$99,054	$(42,954)	$100,000
Fixed rate debt	—	20,304	—	20,304
Total	$43,900	$119,358	$(42,954)	$120,304
During the year ended December 31, 2014, the Company entered into an amended and restated credit agreement for the line of credit (the “Amended Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent, (“JPMorgan Chase”), U.S. Bank National Association and other lending institutions that may become parties to the Amended Credit Agreement. As of December 31, 2014, the Company had $100.0 million of debt outstanding under its secured revolving line of credit, as amended (the “Line of Credit”). The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the Line of Credit’s underlying collateral pool was $158.1 million as of December 31, 2014.
As of December 31, 2014, the Line of Credit allowed the Company to borrow $75.0 million in revolving loans (the “Revolving Loans”), and includes a $25.0 million term loan (the “Term Loan”), with maximum amount outstanding not to exceed the borrowing base (the “Borrowing Base”), calculated as 65% of the aggregate value allocated to each qualified property comprising eligible collateral (collectively, the “Qualified Properties”) during the period from September 30, 2014 through September 11, 2015, and 60% of the Qualified Properties during the period from September 12, 2015 to September 12, 2017 (the “Amended Line of Credit”). As of December 31, 2014, the Company had no amounts available for borrowing under the Amended Line of Credit. The Line of Credit matures on September 12, 2017; however, the Company may elect to extend the maturity dates of such loans to September 12, 2019, subject to satisfying certain conditions described in the Amended Credit Agreement.
The Revolving Loans and Term Loan bear interest at rates depending upon the type of loan specified by the Company. For a eurodollar rate loan, the interest rate will be equal to the one-month, two-month, three-month or six-month LIBOR for the interest period, as elected by the Company, multiplied by the Statutory Reserve Rate (as defined in the Amended Credit Agreement), plus the applicable rate (the “Eurodollar Applicable Rate”). The Eurodollar Applicable Rate is based upon the Company’s overall leverage ratio, generally defined in the Amended Credit Agreement as the total consolidated outstanding indebtedness of the Company divided by the total consolidated asset value of the Company (as defined in the Amended Credit Agreement) (the “Leverage Ratio”), and ranges from 1.90% at a Leverage Ratio of 50.0% or less to 2.45% at a Leverage Ratio greater than 60.0%. For base rate committed loans, the interest rate will be a per annum amount equal to the greatest of: (a) JPMorgan Chase’s Prime Rate; (b) the Federal Funds Effective Rate (as defined in the Amended Credit Agreement) plus 0.50%; and (c) one-month LIBOR multiplied by the Statutory Reserve plus 1.0% plus the applicable rate (the “Base Rate Applicable Rate”). The Base Rate Applicable Rate is based upon the Leverage Ratio, and ranges from 0.90% at a Leverage Ratio of 50.0% or less to 1.45% at a Leverage Ratio greater than 60.0%. As of December 31, 2014, amounts outstanding on the Line of Credit accrued interest at an annual rate of 2.09%.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Amended Credit Agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements and dividend payout and REIT status requirements. The Amended Credit Agreement also includes usual and customary events of default and remedies for facilities of this nature. Based on the Company’s analysis and review of its results of operations and financial condition, as of December 31, 2014, the Company was in compliance with the covenants of the Amended Credit Agreement.
On September 9, 2014, the Company entered into a $20.3 million loan (the “PNC Loan”), agreement with PNC Bank, National Association. The PNC Loan has a fixed interest rate of 3.82% per annum with interest payments due monthly. The principal amount will be due October 1, 2021, the maturity date. The PNC Loan is collateralized by eight single-tenant commercial properties and one multi-tenant commercial property, which were purchased for an aggregated collective purchase price of $33.8 million.
In addition, on December 16, 2014, the Company entered into a $20.0 million unsecured revolving line of credit with Series C, LLC, an affiliate of the Company’s advisor (“Series C Loan”). The Series C Loan bears interest at a rate per annum equal to the one-month LIBOR plus 2.45% with accrued interest payable monthly in arrears and principal due upon maturity on December 15, 2015. The Series C Loan had an interest rate of 2.61% as of December 31, 2014. In the event the Series C Loan is not paid off on the maturity date, the loan includes default provisions. The Series C Loan has been approved by a majority of the Company’s board of directors (including a majority of the independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to the Company than a comparable loan between unaffiliated parties under the same circumstances. As of December 31, 2014, the Company had $20.0 million available for borrowing.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt as of December 31, 2014 for each of the five succeeding fiscal years and the period thereafter (in thousands):

Year ending December 31,	Principal Repayments
2015	$—
2016	—
2017	100,000
2018	—
2019	—
Thereafter	20,304
Total	$120,304
NOTE 8 — ACQUIRED BELOW MARKET LEASE INTANGIBLES
Acquired below market lease intangibles consisted of the following (in thousands, except weighted average life amounts):

	As of December 31,
	2014	2013
Acquired below market leases, net of accumulated amortization of $279 and $126,
respectively (with a weighted average life remaining of 12.6 and 15.3 years, respectively)	$2,058	$1,348
During the years ended December 31, 2014, 2013 and 2012, $153,000, $75,000 and $49,000, respectively, were recorded as an increase to rental and other property income resulting from the amortization of the intangible lease liabilities.

As of December 31, 2014, the estimated amortization of the intangible lease liabilities for each of the five succeeding fiscal years is as follows (in thousands):

Amortization of
Year ending December 31,	Below Market Leases
2015	$200
2016	$196
2017	$195
2018	$181
2019	$181
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

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

All organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, the distribution fee and the dealer manager fee) are paid for by Cole Advisors or its affiliates and can be reimbursed by the Company up to 0.75% of the aggregate gross offering proceeds, excluding selling commissions charged on A Shares sold in the Primary Offering. As of December 31, 2014, Cole Advisors or its affiliates had paid organization and offering costs in excess of the 0.75% in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable to Cole Advisors.
The Company recorded commissions, fees and expense reimbursements as shown in the table below for services provided by Cole Advisors and its affiliates related to the services described above during the years indicated (in thousands):

	Year Ended December 31,
	2014	2013	2012
Offering:
Selling commissions	$563	$16	$—
Selling commissions reallowed by CCC	$563	$16	$—
Distribution fee	$36	$—	$—
Distribution fee reallowed by CCC	$34	$—	$—
Dealer manager fees	$556	$229	$34
Dealer manager fees reallowed by CCC	$49	$7	$—
Organization and offering expense reimbursement	$520	$406	$28
As of December 31, 2014, $1.4 million of the amounts shown above had been paid to Cole Advisors and its affiliates, and $273,000 had been incurred, but not yet paid, for services provided by Cole Advisors or its affiliates in connection with the offering stage of the Offering and was a liability to the Company. CCC waived its right to receive its dealer manager fee for the six months ended June 30, 2012; accordingly, no amounts were recorded during such period. In addition, no selling commissions or distribution fees were recorded during the nine months ended September 30, 2013 or during the years ended December 31, 2012.
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
The Company will reimburse Cole Advisors for the operating expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse for any amount by which its operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceeds the greater of (1) 2% of average invested assets, or (2) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Cole Advisors waived its right to receive operating expense reimbursements for the years ended December 31, 2014, 2013 and 2012; accordingly, the Company did not reimburse Cole Advisors for any such expenses during the years ended December 31, 2014, 2013 and 2012.
In addition, the Company will reimburse Cole Advisors for all out-of-pocket expenses incurred in connection with the acquisition of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be reimbursed to Cole Advisors or its affiliates. Acquisition expenses, together with any acquisition fees paid to third parties for a particular real estate-related asset, will in no event exceed 6% of the gross purchase price of such asset. Cole Advisors waived its right to receive acquisition expense reimbursements for the years ended December 31, 2013 and 2012; accordingly, the Company did not reimburse Cole Advisors for any such expenses during those years.
Cole Advisors implemented an expense cap for each of the three months ended December 31, 2013, which has continued for the twelve months ended December 31, 2014 and will be continued for the three months ending March 31, 2015, whereby Cole Advisors will fund all general and administrative expenses of the Company that are in excess of an amount calculated by multiplying the average net asset value, or NAV, for the respective three month period by an annualized rate of 1.25% (the

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

“Excess G&A”). General and administrative expenses, as presented in these consolidated financial statements, include, but are not limited to, legal fees, audit fees, board of directors costs, professional fees, escrow and trustee fees, insurance, state franchise and income taxes and fees for unused amounts on the Line of Credit. At Cole Advisors’ discretion, it may fund the Excess G&A through reimbursement to the Company or payment to third parties on behalf of the Company, but in no event will the Company be liable to Cole Advisors in future periods for such amounts paid or reimbursed. During the year ended December 31, 2014, the Company incurred $464,000 of Excess G&A which was reimbursable by Cole Advisors, of which $93,000 had not been reimbursed and was due to the Company as of December 31, 2014. As of December 31, 2014, the $93,000 was included as a reduction to amounts due to affiliates on the consolidated balance sheet.
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
The Company recorded fees and expense reimbursements as shown in the table below for services provided by Cole Advisors or its affiliates related to the services described above during the years indicated (in thousands):

	Year Ended December 31,
	2014	2013	2012
Acquisitions, Operations and Performance:
Acquisition expense reimbursement	$490	$—	$—
Advisory fee	$926	$375	$56
Operating expense reimbursement	$—	$—	$—
Performance fee	$1,076	$431	$143
As of December 31, 2014, $1.6 million of the amounts shown above had been incurred, but not yet paid, for services provided by Cole Advisors or its affiliates in connection with the acquisitions and operations stage and was a liability to the Company. Cole Advisors waived its right to receive acquisition expense reimbursements for the twelve months ended December 31, 2013 and 2012; accordingly, the Company did not reimburse Cole Advisors for any acquisition expenses during these periods. Additionally, Cole Advisors waived its right to receive operating expense reimbursements for the twelve months ended December 31, 2014, 2013 and 2012; accordingly, the Company did not reimburse Cole Advisors for any such expenses during the twelve months ended December 31, 2014, 2013 and 2012. During the years ended December 31, 2014, 2013 and

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2012, Cole Advisors permanently waived its right to receive expense reimbursements totaling $931,000, $1.1 million and $394,000, respectively.
Due to Affiliates
As of December 31, 2014, $1.8 million was due to Cole Advisors and its affiliates related to performance fees, advisory, distribution and dealer manager fees and the reimbursement of organization and offering expenses, which were included in amounts due to affiliates on the consolidated balance sheet. As of December 31, 2013, $829,000 was due to Cole Advisors and its affiliates related to performance fees, advisory, distribution and dealer manager fees, organization and offering expenses, and escrow deposits and acquisition expenses that were paid on the Company’s behalf in connection with the acquisition of the Company’s properties and were included in amounts due to affiliates on the consolidated balance sheet.
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
NOTE 12 — STOCKHOLDERS’ EQUITY
As of December 31, 2014, the Company was authorized to issue up to 500,000,000 shares of capital stock. Of the total number of shares of capital stock authorized (a) 490,000,000 shares are designated as common stock, 164,000,000 of which are classified as W Shares, 163,000,000 of which are classified as A Shares, and 163,000,000 of which are classified as I Shares, and (b) 10,000,000 shares are designated as preferred stock. All shares of such stock have a par value of $0.01 per share. The Company’s board of directors may amend the charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. During the year ended December 31, 2014, the Company issued a total of 4.1 million shares, including 136,000 shares issued under the DRIP, for gross proceeds of $69.9 million. As of December 31, 2014, the Company had issued 8.2 million shares of common stock for cumulative gross proceeds of $137.2 million.
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
Distribution Reinvestment Plan
Pursuant to the DRIP, the Company allows stockholders to elect to have their distributions reinvested in additional shares of the Company’s common stock. The purchase price for shares under the DRIP is equal to the NAV per share on the date that the distribution is payable, after giving effect to the distribution. During the years ended December 31, 2014, 2013 and 2012, 136,000, 38,000 and 460 shares were purchased under the DRIP for $2.3 million, $634,000 and $8,000, respectively.
Share Redemption Program
The Company has adopted a share redemption plan whereby, on any business day, stockholders may request that the Company redeem all or any portion of their shares, subject to certain limitations described below. Pursuant to the share redemption program, the Company will initially redeem shares at a redemption price per share on any business day equal to the Company’s NAV per share for the class of shares being redeemed, without giving effect to any share purchases or redemptions to be effected on such day, less any applicable short-term trading fees. Subject to limited exceptions, stockholders who redeem their shares within the first 365 days from the date of purchase will be subject to a short-term trading fee of 2% of the aggregate NAV per share of the shares of common stock received.
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
The Company has adopted several restrictions with respect to the redemption of 627,979 and 38,688 W Shares owned by CHC Investments LLC and a trust to which a former director of the Company was a trustee, respectively. The Company would not allow these shareholders to redeem such shares until the Company had raised $100.0 million in the Offering. Redemption requests made for these shares would only be accepted (1) on the last business day of a calendar quarter, (2) after all redemption requests from all other stockholders for such quarter have been accepted and (3) to the extent that such redemptions do not cause net redemptions to exceed 5% of the Company’s total NAV as of the end of the immediately preceding quarter. Redemption requests for these shares would otherwise be subject to the same limitations as other stockholder redemption requests as described above. During the year ended December 31, 2014, the Company met these requirements and as such these shares were eligible for redemption, resulting in redemptions by the parties noted above, of 174,928 and 38,688 shares, respectively, during the year.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In addition, as of December 31, 2014, ARC Properties Operating Partnership, L.P. (“ARCP OP”), as the successor to CHC, owned 13,333 W Shares. ARCP OP was prohibited from selling these shares, which represents the initial investment in the Company, for so long as the Company’s sponsor was ARCP OP or an affiliate of ARCP OP; provided, however, that ARCP OP could transfer ownership of all or a portion of such shares to other affiliates of the Company’s sponsor.
The Company may fund redemptions with proceeds from any available source, including, but not limited to, available cash, proceeds from sales of additional shares, excess cash flow from operations, sales of liquid investments, incurrence of indebtedness and, if necessary, proceeds from the disposition of real estate properties or real estate-related assets. The Company may reserve borrowing capacity under its Line of Credit and/or Series C Loan and elect to borrow against the Line of Credit and/or Series C Loan in part to redeem shares presented for redemption during periods when the Company does not have sufficient proceeds from the sale of shares to fund all redemption requests. Additionally, the Company’s board of directors may modify or suspend its redemption plan at any time in its sole discretion if it believes that such action is in the best interests of the stockholders.
As of December 31, 2014, the quarterly redemption capacity was equal to 10% of the Company’s NAV and this amount was recorded as redeemable common stock on the consolidated balance sheet for a total of $12.5 million.
During the year ended December 31, 2014, the Company received redemption requests for, and redeemed approximately 1.1 million W Shares of common stock for $18.0 million, and 572 A Shares of common stock for $10,000.
NOTE 13 — INCOME TAXES
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S stockholders’ basis (but not below zero) in their shares. The following table shows the character of the distributions we paid on a percentage basis for the years ended December 31, 2014 and 2013:

Character of Distributions (unaudited):	2014	2013	2012
Ordinary dividends	52.9%	33.2%	2.5%
Nontaxable distributions	47.1%	66.8%	97.5%
Total	100%	100%	100%
As of December 31, 2014, the tax basis carrying value of the Company’s land and depreciable real estate assets was $226.3 million. During the years ended December 31, 2014, 2013 and 2012, the Company distributed as dividends to its shareholders 100% of its taxable income for federal income tax purposes. Accordingly, no provision for federal income taxes related to such taxable income was recorded on the Company’s financial statements. During the years ended December 31, 2014, 2013 and 2012, the Company incurred state and local income and franchise taxes of $75,000, $35,000 and $22,000, respectively, which were recorded in general and administrative expenses on the consolidated statements of operations.
The Company had no unrecognized tax benefits as of or during the years ended December 31, 2014, 2013 and 2012. Any interest and penalties related to unrecognized tax benefits would be recognized within the provision for income taxes in the accompanying consolidated statements of operations. The Company files income tax returns in the U.S. federal jurisdiction, as well as various state jurisdictions, and is subject to routine examinations by the respective tax authorities.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 14 — OPERATING LEASES
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2014, the leases had a weighted-average remaining term of 11.9 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. As of December 31, 2014, the future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years was as follows (in thousands):

Year ending December 31,	Future Minimum Rental Income
2015	$17,811
2016	17,763
2017	17,623
2018	17,295
2019	17,249
Thereafter	125,814
Total	$213,555
NOTE 15 — QUARTERLY RESULTS (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2014 and 2013 (in thousands, except per share amounts). In the opinion of management, the information for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for each period.

	December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$2,352	$2,689	$3,442	$4,822
Operating income	738	659	622	783
Net income (loss)	281	115	(81)	(64)
Basic and diluted net income (loss) per common share	0.06	0.02	(0.01)	(0.01)
Distributions declared per common share	0.23	0.25	0.25	0.25

	December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$780	$994	$1,361	$1,954
Operating income (loss)	158	75	(153)	330
Net loss	(22)	(97)	(389)	(26)
Basic and diluted net loss per common share	(0.02)	(0.05)	(0.13)	(0.01)
Distributions declared per common share	0.22	0.22	0.22	0.25

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 16 — SUBSEQUENT EVENTS
Investment in Real Estate Assets
Subsequent to December 31, 2014, the Company did not acquire any real estate properties.
Status of the Offering
As of March 25, 2015, the Company had received $141.4 million in gross offering proceeds through the issuance of approximately 8.5 million shares of its common stock in the Offering (including shares issued pursuant to the DRIP).
Line of Credit
Subsequent to December 31, 2014, the Company borrowed $10.0 million on the Series C Loan and repaid $23.5 million of the amounts outstanding under the Line of Credit. As of March 25, 2015, the Company had $76.5 million outstanding under the Line of Credit, with a weighted average interest rate of 2.09%, and $23.5 million available for borrowing.
The Company had $10.0 million outstanding under the Series C Loan and $10.0 million available for borrowing. The Company also entered into a notes payable agreement totaling $17.0 million, with a fixed interest rate of 4.05%.
Cap on General and Administrative Expenses
As discussed in Note 10 to these consolidated financial statements, Cole Advisors stated that it will continue the existing expense cap for the three months ending March 31, 2015 and June 30, 2015, whereby Cole Advisors will fund all Excess G&A of the Company for the three months ending March 31, 2015 and June 30, 2015, respectively.
Property Dispositions
Subsequent to December 31, 2014, the Company entered into purchase and sale agreements for four properties and a property sale letter of interest for one property. The purchase price included in the purchase and sale agreements and the letter of interest is greater than the respective book value of each property. As of December 31, 2014, the potential buyers of these five properties either had not been identified or there had not been a binding purchase and sale agreement entered into for the sale of these properties. Therefore, the Company believes that the sale of these properties was not considered to be probable; as such, the requirements under GAAP to treat the properties as held for sale were not met as of December 31, 2014.
Officer Appointment
Effective March 24, 2015, Christine T. Brown was appointed principal accounting officer of the Company by the Company’s board of directors.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

					Gross Amount
					at Which
		Initial Costs to Company		Total	Carried At	Accumulated
			Buildings &	Adjustment	December 31, 2014	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Real Estate Held for Investment the Company Has Invested in Under Operating Leases
Advance Auto:
Macomb Township, MI	(f)	718	1,146	—	1,864	94	12/20/2011	2009
Sedalia, MO	(f)	374	1,187	—	1,561	42	9/23/2013	2013
Algonac Plaza:
Algonac, MI	(f)	1,097	7,718	—	8,815	320	8/30/2013	2002
Amcor Rigid Plastics:
Ames, IA	(f)	775	12,179	—	12,954	89	9/19/2014	1996
Aspen Dental :
Someset, KY	(f)	285	1,037	—	1,322	10	8/18/2014	2014
AT&T:
Oklahoma City, OK	(f)	622	1,493	—	2,115	31	5/1/2014	2013
AutoZone:
Vandalia, OH		778	—	—	778	—	10/10/2014	N/A
Burger King:
Midwest City, OK		576	413	—	989	3	9/30/2014	1989
Carrier Rental Systems:
Houston, TX	(f)	749	3,832	—	4,581	29	9/4/2014	2006
CVS:
Austin, TX	(f)	1,417	1,579	—	2,996	125	12/8/2011	1997
Erie, PA	(f)	1,007	1,157	—	2,164	90	12/9/2011	1999
Mansfield, OH	(f)	270	1,691	—	1,961	132	12/9/2011	1998
Wisconsin Rapids, WA	1,790	517	2,149	—	2,666	58	12/13/2013	2013
DaVita Dialysis:
Austell, GA	(f)	581	2,359	—	2,940	38	5/6/2014	2009
Dollar General:
Berwick, LA	(f)	141	1,448	—	1,589	84	11/30/2012	2012
Gladwin, MI	780	121	1,119	—	1,240	29	1/24/2014	2013
Independence, MO	837	276	1,017	—	1,293	49	3/15/2013	2012
Lexington, MI	707	89	1,033	—	1,122	27	1/24/2014	2014
Ocala, FL	(f)	205	1,308	—	1,513	21	5/7/2014	2014
Redfield, SD		43	839	—	882	7	9/5/2014	2014
Sardis City, AL	(f)	334	1,058	—	1,392	49	6/26/2013	2012
Sioux Falls, SD	(f)	293	989	—	1,282	15	6/25/2014	2014
Stacy, MN		84	810	—	894	3	11/6/2014	2014
St. Joseph, MO	(f)	197	972	—	1,169	46	4/2/2013	2013
Topeka, KS		176	882	—	1,058	5	10/22/2014	2014
Enid Crossing:
Enid, OK	3,407	685	4,426	—	5,111	77	6/30/2014	2013
Family Dollar:
Centreville, AL	(f)	50	1,121	—	1,171	21	4/29/2014	2013
Danville, VA	(f)	228	775	—	1,003	14	6/17/2014	2013
Darby, MT	(f)	244	889	—	1,133	7	9/30/2014	2014
Denton, NC	(f)	334	545	—	879	9	6/17/2014	2012
Deridder, LA	(f)	183	746	—	929	7	9/3/2014	2014
Hampton, AR		131	741	—	872	8	9/15/2014	2014
Londonderry, OH	(f)	65	1,078	—	1,143	10	9/3/2014	2014
Tatum, NM		130	806	—	936	18	3/31/2014	2014
West Portsmouth, OH	(f)	214	768	—	982	6	9/23/2014	2004

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

					Gross Amount
					at Which
		Initial Costs to Company		Total	Carried At	Accumulated
			Buildings &	Adjustment	December 31, 2014	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
FedEx:
Elko, NV	(f)	186	2,024	—	2,210	87	5/28/2013	2012
Norfolk, NE	(f)	618	2,499	—	3,117	93	8/19/2013	2013
Spirit Lake, IA		115	2,501	—	2,616	69	12/12/2013	2013
Fresenius Medical Care:
Baton Rouge (Foster), LA	(f)	145	697	—	842	53	1/22/2013	2006
Baton Rouge (Howell), LA	(f)	215	1,424	—	1,639	93	1/22/2013	2008
Great White:
Oklahoma City, OK	(f)	323	4,031	—	4,354	69	5/29/2014	1973
Headwaters:
Bryan, TX	(f)	273	962	—	1,235	11	7/22/2014	2014
Jo-Ann's:
Roseville, MI	(f)	506	2,747	—	3,253	111	9/30/2013	1996
Kum & Go:
Cedar Rapids, IA	1,501	630	1,679	—	2,309	74	5/3/2013	2011
Lowe's:
Fremont, OH	5,312	1,287	7,125	—	8,412	214	12/11/2013	1996
Mattress Firm:
Gadsden, AL	(f)	393	1,413	—	1,806	58	6/10/2013	2012
Fairview Park, OH	(f)	646	830	—	1,476	13	6/16/2014	2014
Phoenix, AZ	(f)	550	956	—	1,506	22	2/26/2014	2014
Mattress Firm & AT&T:
Woodbury, MN	(f)	812	2,237	—	3,049	60	1/24/2014	2013
McAlister's Deli:
Amarillo, TX	(f)	435	1,050	—	1,485	25	3/27/2014	2010
Shawnee, OK	(f)	601	1,054	—	1,655	24	3/27/2014	2007
National Tire & Battery:
Conyers, GA		522	1,845	—	2,367	14	9/26/2014	1995
Northern Tool:
Hoover, AK	(f)	691	2,149	—	2,840	22	8/15/2014	2014
Natural Grocers:
Prescott, AZ	2,367	795	2,802	—	3,597	135	5/6/2013	2012
O'Reilly Auto Parts:
Fayetteville, NC	(f)	132	1,246	—	1,378	25	3/18/2014	2012
PetSmart:
Little Rock, AR	(f)	1,283	2,820	—	4,103	115	7/19/2013	1996
McAllen, TX		1,961	1,994	—	3,955	24	9/30/2014	1995
Raising Canes:
Avondale, AZ	(f)	3,292	—	—	3,292	—	5/23/2014	2013
Sherwin-Williams:
Douglasville, GA	(f)	417	578	—	995	21	8/2/2013	2009
Lawrenceville, GA	(f)	320	844	—	1,164	32	9/24/2013	2013
Shopko:
Larned, KS	(f)	49	1,727	—	1,776	26	6/30/2014	2008
Shoppes at Battle Bridge:
Raleigh, NC	(f)	1,450	8,436	—	9,886	71	9/4/2014	2008
Sunoco:
Merritt Island, FL	(f)	577	1,762	—	2,339	75	4/12/2013	2008
Tailwinds:
Denton, TX		884	7,747	—	8,631	57	9/30/2014	2013

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

					Gross Amount
					at Which
		Initial Costs to Company		Total	Carried At	Accumulated
			Buildings &	Adjustment	December 31, 2014	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed

Tellico Greens:
Loudon, TN	(f)	823	3,959	—	4,782	115	12/20/2013	2008
The Parke:
San Antonio, TX	(f)	6,912	148	171	7,231	68	12/9/2011	2008
Time Warner:
Streetsboro, OH		811	3,850	—	4,661	30	9/30/2014	2003
Tire Centers:
Decatur, AL		208	1,329	—	1,537	8	10/3/2014	1998
TJ Maxx:
Danville, IL	(f)	271	2,528	—	2,799	103	9/23/2013	2013
Tractor Supply:
Brunswick, GA	(f)	438	2,267	—	2,705	199	12/9/2011	2008
Lockhart, TX	(f)	464	2,047	—	2,511	173	12/8/2011	2008
Walgreens:
Albuquerque, NM	(f)	789	1,610	9	2,408	125	12/7/2011	1995
Coweta, OK	(f)	725	3,245	—	3,970	44	6/30/2014	2009
Reidsville, NC	3,603	610	3,800	—	4,410	298	12/8/2011	2008
St. Louis, MO		307	3,204	—	3,511	30	8/8/2014	2007
TOTAL:	20,304	46,455	156,476	180	203,111	4,459
(a) As of December 31, 2014, the Company owned 69 single tenant, freestanding retail properties and six multi-tenant retail properties.
(b) The aggregate cost for federal income tax purposes was approximately $226.3 million.
(c) The following is a reconciliation of total real estate carrying value for the years ended December 31:

	2014	2013	2012
Balance, beginning of period	$92,717	$29,839	$28,069
Additions
Acquisitions	110,394	62,878	1,590
Improvements	—	—	180
Total additions	110,394	62,878	1,770
Deductions
Cost of real estate sold	—	—	—
Total deductions	—	—	—
Balance, end of period	$203,111	$92,717	$29,839

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

(d) The following is a reconciliation of accumulated depreciation for the years ended December 31:

	2014	2013	2012
Balance, beginning of period	$1,451	$440	$17
Additions
Acquisitions - Depreciation Expense for Building & Tenant Improvements Acquired	2,987	990	420
Improvements - Depreciation Expense for Tenant Improvements & Building Equipment	21	21	3
Total additions	3,008	1,011	423
Deductions
Cost of real estate sold	—	—	—
Total deductions	—	—	—
Balance, end of period	$4,459	$1,451	$440
(e) The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, tenant improvements are amortized over the respective lease term and buildings are depreciated over 40 years.
(f) Part of the Line of Credit’s Borrowing Base. As of December 31, 2014, the Company had $100.0 million outstanding under the Line of Credit.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March 2015.

Cole Real Estate Income Strategy (Daily NAV), Inc.

By:	/s/ SIMON J. MISSELBROOK
Name:	Simon J. Misselbrook
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHAEL T. EZZELL	Chairman, Chief Executive Officer and President	March 30, 2015
Michael T. Ezzell	(Principal Executive Officer)

/s/ SIMON J. MISSELBROOK	Chief Financial Officer and Treasurer	March 30, 2015
Simon J. Misselbrook	(Principal Financial Officer)

/s/ CHRISTINE T. BROWN	Vice President of Accounting	March 30, 2015
Christine T. Brown	(Principal Accounting Officer)

/s/ T. PATRICK DUNCAN	Director	March 30, 2015
T. Patrick Duncan

/s/ GEORGE N. FUGELSANG	Director	March 30, 2015
George N. Fugelsang

/s/ RICHARD J. LEHMANN	Director	March 30, 2015
Richard J. Lehmann

/s/ ROGER D. SNELL	Director	March 30, 2015
Roger D. Snell

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.11*	Subordinated Promissory Note dated December 16, 2014 by and among Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP, as borrower, and Series C, LLC.

21.1*	List of Subsidiaries

31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**
Certifications of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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