Form 10-Q
period 2015-03-31
COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
filed 2015-05-14
CIK 1498542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 11, 2015, there were approximately 6.2 million shares of Wrap Class common stock, approximately 927,559 shares of Advisor Class common stock and approximately 405,321 shares of Institutional Class common stock, par value $0.01 each, of Cole Real Estate Income Strategy (Daily NAV), Inc. outstanding.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
ASSETS
Investment in real estate assets:
Land	$39,543	$46,455
Buildings and improvements, less accumulated depreciation of $5,477 and $4,459, respectively	150,861	152,197
Acquired intangible lease assets, less accumulated amortization of $3,077 and $2,521, respectively	26,034	26,853
Total investment in real estate assets, net	216,438	225,505
Investment in marketable securities	510	490
Total investment in real estate assets and marketable securities, net	216,948	225,995
Cash and cash equivalents	6,545	4,489
Restricted cash	35	25
Rents and tenant receivables, less allowance for doubtful accounts of $2 and $0, respectively	1,627	1,267
Prepaid expenses and other assets	171	364
Deferred financing costs, less accumulated amortization of $1,312 and $1,216, respectively	2,259	1,796
Assets held for sale	7,327	—
Total assets	$234,912	$233,936
LIABILITIES AND STOCKHOLDERS’ EQUITY
Line of credit and notes payable	$121,754	$120,304
Accounts payable and accrued expenses	922	1,188
Escrowed investor proceeds	35	25
Due to affiliates	834	1,816
Acquired below market lease intangibles, less accumulated amortization of $329 and $279, respectively	2,003	2,058
Distributions payable	596	595
Deferred rental income and other liabilities	585	585
Total liabilities	126,729	126,571
Commitments and contingencies
Redeemable common stock	13,120	12,545
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
A Shares common stock, $0.01 par value; 163,000,000 shares authorized, 898,585 and 897,376 shares issued and outstanding, respectively	9	9
I Shares common stock, $0.01 par value; 163,000,000 shares authorized, 260,017 and 256,525 shares issued and outstanding, respectively	3	3
W Shares common stock, $0.01 par value; 164,000,000 shares authorized, 6,096,400 and 6,012,043 shares issued and outstanding, respectively	61	60
Capital in excess of par value	105,120	104,284
Accumulated distributions in excess of earnings	(10,138)	(9,539)
Accumulated other comprehensive income	8	3
Total stockholders’ equity	95,063	94,820
Total liabilities and stockholders’ equity	$234,912	$233,936

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenues:
Rental and other property income	$4,487	$2,162
Tenant reimbursement income	337	189
Interest income on marketable securities	3	1
Total revenue	4,827	2,352
Expenses:
General and administrative expenses	435	236
Property operating expenses	389	222
Advisory expenses	284	174
Acquisition related expenses	69	198
Depreciation	1,092	521
Amortization	546	263
Total operating expenses	2,815	1,614
Operating income	2,012	738
Other expense:
Interest and other expense, net	886	457
Net income	$1,126	$281
Weighted average number of common shares outstanding:
Basic and diluted	7,157,057	4,467,058
Net income per common share:
Basic and diluted	$0.16	$0.06
Distributions declared per common share	$0.24	$0.23
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$1,126	$281
Other comprehensive income:
Unrealized gain on marketable securities	5	2
Total other comprehensive income	5	2
Comprehensive income	$1,131	$283
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	A Shares Common Stock		I Shares Common Stock		W Shares Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2015	897,376	$9	256,525	$3	6,012,043	$60	$104,284	$(9,539)	$3	$94,820
Issuance of common stock	28,107	—	3,492	—	225,306	2	4,640	—	—	4,642
Distributions to investors	—	—	—	—	—	—	—	(1,725)	—	(1,725)
Commissions on stock sales and related distribution and dealer manager fees	—	—	—	—	—	—	(205)	—	—	(205)
Other offering costs	—	—	—	—	—	—	(35)	—	—	(35)
Redemptions of common stock	(26,898)	—	—	—	(140,949)	(1)	(2,989)	—	—	(2,990)
Changes in redeemable common stock	—	—	—	—	—	—	(575)	—	—	(575)
Comprehensive income	—	—	—	—	—	—	—	1,126	5	1,131
Balance as of March 31, 2015	898,585	$9	260,017	$3	6,096,400	$61	$105,120	$(10,138)	$8	$95,063
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$1,126	$281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,092	521
Amortization of intangible lease assets and below market lease intangibles, net	593	250
Amortization of deferred financing costs	96	162
Amortization on marketable securities, net	—	1
Bad debt expense	2	—
Changes in assets and liabilities:
Rents and tenant receivables	(362)	(81)
Prepaid expenses and other assets	193	3
Accounts payable and accrued expenses	(266)	43
Deferred rental income and other liabilities	—	(41)
Due to affiliates	(934)	(524)
Net cash provided by operating activities	1,540	615
Cash flows from investing activities:
Investment in real estate and related assets	—	(14,032)
Investment in marketable securities	(35)	(114)
Proceeds from sale of marketable securities	20	91
Change in restricted cash	(10)	(144)
Net cash used in investing activities	(25)	(14,199)
Cash flows from financing activities:
Proceeds from issuance of common stock	3,900	11,383
Offering costs on issuance of common stock	(288)	(232)
Redemptions of common stock	(2,990)	(502)
Distributions to investors	(982)	(585)
Proceeds from line of credit and note payable	24,950	8,500
Proceeds from line of credit with affiliate	10,000	—
Repayments of line of credit	(23,500)	(9,500)
Repayments of line of credit with affiliate	(10,000)	—
Deferred financing costs paid	(559)	(158)
Change in escrowed investor proceeds liability	10	144
Net cash provided by financing activities	541	9,050
Net increase (decrease) in cash and cash equivalents	2,056	(4,534)
Cash and cash equivalents, beginning of period	4,489	5,370
Cash and cash equivalents, end of period	$6,545	$836

Supplemental disclosures of non-cash investing and financing activities:
Accrued dealer manager fee and other offering costs	$225	$192
Distributions declared and unpaid	$596	$386
Common stock issued through distribution reinvestment plan	$742	$377
Unrealized gain on marketable securities	$5	$2
Supplemental cash flow disclosures:
Interest paid	$748	$295
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
March 31, 2015

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
The per share purchase price for each class of common stock varies from day-to-day and, on each business day, is equal to, for each class of common stock, the Company’s net asset value (“NAV”) for such class, divided by the number of shares of that class outstanding as of the close of business on such day, plus, for A Shares sold in the Primary Offering, applicable selling commissions. The Company’s NAV per share is calculated daily as of the close of business by an independent fund accountant using a process that reflects (1) estimated values of each of the Company’s commercial real estate assets, related liabilities and notes receivable secured by real estate provided periodically by the Company’s independent valuation expert in individual appraisal reports, (2) daily updates in the price of liquid assets for which third party market quotes are available, (3) accruals of daily distributions and (4) estimates of daily accruals, on a net basis, of operating revenues, expenses, debt service costs and fees. As of March 31, 2015, the NAV per share for W Shares, A Shares and I Shares was $18.08, $18.07 and $18.15, respectively. The Company’s NAV is not audited or reviewed by its independent registered public accounting firm.
The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio primarily consisting of (1) necessity retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases and are strategically located throughout the United States and U.S. protectorates, (2) notes receivable secured by commercial real estate, including the origination of loans, and (3) cash, cash equivalents, other short-term investments and traded real estate-related securities. As of March 31, 2015, the Company owned 75 commercial properties located in 26 states, containing 1.8 million rentable square feet of commercial space, including the square feet of buildings which are on land subject to ground leases. As of March 31, 2015, these properties were 99.6% leased.
The Company is structured as a perpetual-life, non-exchange traded REIT. This means that, subject to regulatory approval of our filing for additional offerings, the Company will be selling shares of common stock on a continuous basis and for an indefinite period of time to the extent permissible under applicable law. The Company will endeavor to take all reasonable actions to avoid interruptions in the continuous offering of shares of common stock. The Company reserves the right to terminate the Offering at any time.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2015

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2014, and related notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The condensed consolidated unaudited financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
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
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate and related assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. As of March 31, 2015, the Company noted potential impairment indicators at a property with an aggregate carrying value of $1.1 million due to a fire loss at the property. However, based on insurance coverage and the expectation of continued rental income from the tenant, the Company’s estimate of undiscounted cash flows indicated that such carrying amount was expected to be recovered as of March 31, 2015, and as such no impairment loss was recorded. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term, which may result in the need to record an impairment loss to reduce such asset to fair value. Any such impairment losses

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2015

will affect the Company’s assets and stockholders’ equity, operating and net income. The evaluation of properties for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. No impairment indicators were identified and no impairment losses were recorded during the three months ended March 31, 2014.
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
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. During the three months ended March 31, 2015, the Company identified one multi-tenant property as held for sale, which was sold subsequent to March 31, 2015, as discussed in Note 10 to these condensed consolidated unaudited financial statements. No assets were identified as held for sale as of December 31, 2014.
Allocation of Purchase Price of Real Estate and Related Assets
Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their respective fair values. Acquisition related expenses are expensed as incurred. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and buildings). The Company obtains an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
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
The fair values of in-place leases include estimates of direct costs associated with obtaining a new tenant and opportunity costs associated with lost rental and other property income which are avoided by acquiring a property with an in-place lease. Direct costs associated with obtaining a new tenant include commissions and other direct costs, and are estimated in part by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. The intangible values of opportunity costs, which are calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease, are capitalized as intangible lease assets and are amortized to expense over the remaining term of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2015

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
Investment in Marketable Securities
Investment in marketable securities consists primarily of the Company’s investment in corporate and government debt securities. The Company determines the appropriate classification for debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of March 31, 2015, the Company classified its investments as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income.
The Company monitors its available-for-sale securities for impairments. A loss is recognized when the Company determines that a decline in the estimated fair value of a security below its amortized cost is other-than-temporary. The Company considers many factors in determining whether the impairment of a security is deemed to be other-than-temporary, including, but not limited to, the length of time the security has had a decline in estimated fair value below its amortized cost, the amount of the unrealized loss, the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, external credit ratings and recent changes in such ratings. The analysis of determining whether the impairment of a security is deemed to be other-than-temporary requires significant judgment and assumptions. The use of alternative judgments and assumptions could result in a different conclusion.
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
Restricted Cash and Escrows
Included in restricted cash were escrowed investor proceeds for which shares of common stock had not been issued as of March 31, 2015 and December 31, 2014.
Concentration of Credit Risk
As of March 31, 2015, the Company had cash on deposit, including restricted cash, at four financial institutions, in one of which the Company had deposits in excess of federally insured levels, totaling $6.2 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2015

As of March 31, 2015, no single tenant accounted for greater than 10% of the Company’s 2015 gross annualized rental revenues. Tenants in the discount store, manufacturing, drugstore and grocery industries accounted for 15% 13%, 10% and 10%, respectively, of the Company’s 2015 gross annualized rental revenues. Additionally, the Company has certain geographic concentrations in its property holdings. In particular, as of March 31, 2015, eight of the Company’s properties were located in Texas, accounting for 17% of the Company’s 2015 gross annualized rental revenues.
Offering and Related Costs
Cole Advisors funds all of the organization and offering costs associated with the sale of the Company’s common stock (excluding selling commissions, the distribution fee and the dealer manager fee) and is reimbursed for such costs up to 0.75% of gross proceeds from the Offering, excluding selling commissions charged on A Shares sold in the Primary Offering. As of March 31, 2015, Cole Advisors or its affiliates had paid organization and offering costs in excess of 0.75% in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable to Cole Advisors.
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
As of March 31, 2015 and December 31, 2014, the quarterly redemption capacity was equal to 10% of the Company’s NAV, and this amount was recorded as redeemable common stock on the condensed consolidated unaudited balance sheet for a total of $13.1 million and $12.5 million, respectively.
Recent Accounting Pronouncements
In May 2014, the U.S. Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers, including real estate sales, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. The Company is currently evaluating the impact of the new standard, but does not believe it will have a material impact, when effective, on the Company’s condensed consolidated unaudited financial statements.
In February 2015, FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which eliminates the deferral of Financial Accounting Standard 167, modifies the evaluation of whether limited partnerships and similar legal entities are variable or voting interest entities, eliminates the presumption that the general partner should consolidate a limited partnership, modifies the consolidation analysis for reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships, and provides a scope exception for reporting entities with interests in legal entities that operate as registered money market funds. These changes will require re-evaluation of the consolidation conclusion for certain entities and will require the Company to revise its analysis regarding the consolidation or deconsolidation of such entities. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted.  Companies may elect to apply the amendments in ASU 2015-02 using a modified retrospective approach or by applying the amendments retrospectively. The Company is currently evaluating the impact of the new standard on its financial statements.
In April 2015, FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than presenting the deferred charge as an asset. The previous requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, “Elements of Financial Statements,” which states that debt issuance costs are similar to debt discounts and effectively reduce the proceeds of borrowing, thereby increasing the effective interest rate. FASB Concepts Statement No. 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. After the update is adopted, debt disclosures would include the face amount of the debt liability and the effective

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2015

interest rate. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively, with early adoption permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

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
Line of credit and notes payable – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The estimated fair value of the Company’s debt was $121.8 million and $120.3 million as of March 31, 2015 and December 31, 2014, respectively, which approximated the carrying value on such dates. The fair value of the Company’s debt is estimated using Level 2 inputs.
Marketable securities – The Company’s marketable securities are carried at fair value and are valued using Level 1 inputs. The estimated fair value of the Company’s marketable securities are based on quoted market prices that are readily and regularly available in an active market.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of March 31, 2015, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.

NOTE 4 —	REAL ESTATE ACQUISITIONS
2015 Property Acquisitions
During the three months ended March 31, 2015, the Company did not acquire any commercial properties.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2015

2014 Property Acquisitions
During the three months ended March 31, 2014, the Company acquired a 100% interest in eight commercial properties for an aggregate purchase price of $14.0 million (the “2014 Acquisitions”). The Company purchased the 2014 Acquisitions with net proceeds from the Offering combined with proceeds from borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

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
Pro forma basis:
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
The Company owned marketable securities with an estimated fair value of $510,000 and $490,000 as of March 31, 2015 and December 31, 2014, respectively. The following is a summary of the Company’s available-for-sale securities as of March 31, 2015 (in thousands):

	Available-for-Sale Securities
	Amortized Cost Basis	Unrealized Gain	Fair Value
U.S. Treasury Bonds	$179	$5	$184
U.S. Agency Bonds	85	—	85
Corporate Bonds	238	3	241
Total available-for-sale securities	$502	$8	$510

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2015

The following table provides the activity for the marketable securities during the three months ended March 31, 2015 (in thousands):

	Amortized Cost Basis	Unrealized Gain	Fair Value
Marketable securities as of December 31, 2014	$487	$3	$490
Face value of marketable securities acquired	35	—	35
Amortization on marketable securities	—	—	—
Sales of securities	(20)	—	(20)
Increase in fair value of marketable securities	—	5	5
Marketable securities as of March 31, 2015	$502	$8	$510
During the three months ended March 31, 2015, the Company sold three marketable securities for aggregate proceeds of $20,000, which approximated their carrying value. In addition, the Company recorded an unrealized gain of $5,000 on its investments, which is included in accumulated other comprehensive income on the accompanying condensed consolidated unaudited statement of stockholders’ equity for the three months ended March 31, 2015 and the condensed consolidated unaudited balance sheet as of March 31, 2015.
The scheduled maturities of the Company’s marketable securities as of March 31, 2015 are as follows (in thousands):

	Available-for-Sale Securities
	Amortized Cost	Estimated Fair Value
Due within one year	$75	$75
Due after one year through five years	205	206
Due after five years through ten years	206	213
Due after ten years	16	16
Total	$502	$510
Actual maturities of marketable securities can differ from contractual maturities because borrowers on certain debt securities may have the right to prepay their respective debt obligations at any time. In addition, factors such as prepayments and interest rates may affect the yields on such securities.

NOTE 6 —	LINES OF CREDIT AND NOTES PAYABLE
As of March 31, 2015, the Company had $121.8 million of debt outstanding, with weighted average years to maturity of 4.2 years and a weighted average interest rate of 2.79%. The following table summarizes the debt activity for the three months ended March 31, 2015 and the debt balances as of March 31, 2015 and December 31, 2014 (in thousands):

		During the Three Months Ended March 31, 2015
	Balance as of December 31, 2014	Debt Issuance	Repayments	Balance as of March 31, 2015
Line of credit	$100,000	$8,000	$(23,500)	$84,500
Fixed rate debt	20,304	16,950	—	37,254
Line of credit with affiliate	—	$10,000	$(10,000)	$—
Total	$120,304	$34,950	$(33,500)	$121,754
As of March 31, 2015, the fixed rate debt outstanding of $37.3 million has interest rates ranging from 3.82% to 4.05% per annum. The debt outstanding matures on various dates from October 2021 to February 2025. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $59.2 million as of March 31, 2015. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
Included in the fixed rate debt is a $17.0 million mortgage note payable which the Company entered into with Silverpeak Real Estate Finance LLC during the three months ended March 31, 2015 (the “Silverpeak Loan”). The Silverpeak Loan has a

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2015

fixed interest rate of 4.05% per annum with interest payments due monthly. The principal amount is due on February 6, 2025, the maturity date. The Silverpeak Loan is collateralized by 12 single-tenant commercial properties, which were purchased for an aggregate purchase price of $25.5 million.
On September 12, 2014, the Company entered into an amended and restated credit agreement (the “Amended Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent, (“JPMorgan Chase”), U.S. Bank National Association and other lending institutions that may become parties to the Amended Credit Agreement. The agreement allows the Company to borrow up to $75.0 million in revolving loans (the “Revolving Loans”), and includes a $25.0 million term loan (the “Term Loan”), with the maximum amount outstanding not to exceed the borrowing base (the “Borrowing Base”), calculated as 65% of the aggregate value allocated to each qualified property comprising eligible collateral (collectively, the “Qualified Properties”) during the period from March 31, 2015 through September 11, 2015 and 60% of the Qualified Properties during the period from September 12, 2015 to September 12, 2017. As of March 31, 2015, the Company had $84.5 million of debt outstanding and $15.5 million available for borrowing under its secured revolving line of credit, as amended (the “Line of Credit”). The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the Line of Credit was $160.6 million as of March 31, 2015. As of March 31, 2015, the Line of Credit had a weighted average interest rate of 2.28%. The Line of Credit matures on September 12, 2017; however, the Company may elect to extend the maturity dates of such loans to September 12, 2019, subject to satisfying certain conditions described in the Amended Credit Agreement.
The Revolving Loans and Term Loan bear interest at rates dependent upon the type of loan specified by the Company. For a eurodollar rate loan the interest rate will be equal to the one-month, two-month, three-month or six-month LIBOR for the interest period, as elected by the Company, multiplied by the Statutory Reserve Rate (as defined in the Amended Credit Agreement), plus the applicable rate (the “Eurodollar Applicable Rate”). The Eurodollar Applicable Rate is based upon the Company’s overall leverage ratio, generally defined in the Amended Credit Agreement as the total consolidated outstanding indebtedness of the Company divided by the total consolidated asset value of the Company (as defined in the Amended Credit Agreement) (the “Leverage Ratio”), and ranges from 1.90% at a Leverage Ratio of 50.0% or less to 2.45% at a Leverage Ratio greater than 60.0%. For base rate committed loans, the interest rate will be a per annum amount equal to the greatest of: (a) JPMorgan Chase’s Prime Rate; (b) the Federal Funds Effective Rate (as defined in the Amended Credit Agreement) plus 0.50%; and (c) one-month LIBOR multiplied by the Statutory Reserve plus 1.0% plus the applicable rate (the “Base Rate Applicable Rate”). The Base Rate Applicable Rate is based upon the Leverage Ratio, and ranges from 0.90% at a Leverage Ratio of 50.0% or less to 1.45% at a Leverage Ratio greater than 60.0%. As of March 31, 2015, amounts outstanding on the Line of Credit accrued interest at an annual rate of 2.09%.

The Amended Credit Agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements and dividend payout and REIT status requirements. The Amended Credit Agreement also includes usual and customary events of default and remedies for facilities of this nature. Based on the Company’s analysis and review of its results of operations and financial condition, as of March 31, 2015, the Company believes it was in compliance with the covenants of the Amended Credit Agreement.
On December 16, 2014, the Company entered into a $20.0 million unsecured revolving line of credit with Series C, LLC, an affiliate of the Company’s advisor (the “Series C Line of Credit”). The Series C Line of Credit bears interest at a rate per annum equal to the one-month LIBOR plus 2.45% with accrued interest payable monthly in arrears and principal due upon maturity on December 15, 2015. In the event the Series C Line of Credit is not paid off on the maturity date, the loan includes default provisions. The Series C Line of Credit has been approved by a majority of the Company’s board of directors (including a majority of the independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to the Company than a comparable loan between unaffiliated parties under the same circumstances. As of March 31, 2015, the Company had no amounts outstanding on the Series C Line of Credit and $20.0 million available for borrowing.

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
March 31, 2015

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
All organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, the distribution fee and the dealer manager fee) are paid for by Cole Advisors or its affiliates and can be reimbursed by the Company up to 0.75% of the aggregate gross offering proceeds, excluding selling commissions charged on A Shares sold in the Primary Offering. As of March 31, 2015, Cole Advisors or its affiliates had paid organization and offering costs in excess of the 0.75% in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable to Cole Advisors.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2015

The Company recorded commissions, fees and expense reimbursements as shown in the table below for services provided by Cole Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Offering:
Selling commissions	$15	$25
Selling commissions reallowed by CCC	$15	$25
Distribution fees	$20	$1
Distribution fees reallowed by CCC	$19	$—
Dealer manager fees	$170	$100
Dealer manager fees reallowed by CCC	$25	$2
Organization and offering expense reimbursement	$35	$88
As of March 31, 2015, $225,000 had been incurred, but not yet paid, for services provided by Cole Advisors or its affiliates in connection with the offering stage of the Offering and was a liability to the Company.

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
Cole Advisors implemented an expense cap for the three months ended December 31, 2013, which has been continued for the three months ended March 31, 2015 and will be continued for the three months ending June 30, 2015, whereby Cole Advisors will fund all general and administrative expenses of the Company that are in excess of an amount calculated by multiplying the average NAV for the respective three month period by an annualized rate of 1.25% (the “Excess G&A”). General and administrative expenses, as presented in these condensed consolidated unaudited financial statements, include, but are not limited to, legal fees, audit fees, board of directors costs, professional fees, escrow and trustee fees, insurance, state franchise and income taxes and fees for unused amounts on the Line of Credit. At Cole Advisors’ discretion, it may fund the Excess G&A through reimbursement to the Company or payment to third parties on behalf of the Company, but in no event will the Company be liable to Cole Advisors in future periods for such amounts paid or reimbursed. During the three months ended March 31, 2015, the Company incurred $66,000 of Excess G&A which, was reimbursed by Cole Advisors subsequent to March 31, 2015. will be reimbursed by Cole Advisors.
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
March 31, 2015

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
The Company recorded fees and expense reimbursements as shown in the table below for services provided by Cole Advisors or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Acquisitions, Operations and Performance:
Acquisition expense reimbursement	$25	$—
Advisory fee	$284	$174
Operating expense reimbursement	$—	$—
Performance fee	$—	$—
As of March 31, 2015, $594,000 had been incurred, but not yet paid, for services provided by Cole Advisors or its affiliates in connection with the acquisitions and operations stage and was a liability to the Company. Cole Advisors waived its right to receive acquisition expense reimbursements for the three months ended March 31, 2014; accordingly, the Company did not reimburse Cole Advisors for any acquisition expenses during these periods. Additionally, Cole Advisors waived its right to receive operating expense reimbursements for the three months ended March 31, 2015 and 2014; accordingly, the Company did not reimburse Cole Advisors for any such expenses during the three months ended March 31, 2015 and 2014. During the three months ended March 31, 2015, Cole Advisors permanently waived its rights to expense reimbursements totaling approximately $258,000, and thus the Company is not responsible for this amount.

Due to Affiliates
As of March 31, 2015, $834,000 was due to Cole Advisors and its affiliates related to advisory, distribution and dealer manager fees and the reimbursement of organization, offering and acquisition expenses as well as platform fees, which were included in amounts due to affiliates on the condensed consolidated unaudited balance sheet. As of December 31, 2014, $1.8 million was due to Cole Advisors and its affiliates related to performance fees, advisory, distribution and dealer manager fees, the reimbursement of organization and offering expenses, and escrow deposits that were paid on the Company’s behalf in connection with the acquisition of the Company’s properties, which were included in amounts due to affiliates on the condensed consolidated unaudited balance sheet.

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
March 31, 2015

event that these companies are unable to provide the Company with these services, the Company would be required to find alternative providers of these services.

NOTE 10 —	SUBSEQUENT EVENTS
Investment in Real Estate Assets
Subsequent to March 31, 2015, the Company did not acquire any real estate properties.
Status of the Offering
As of May 11, 2015, the Company had received $147.6 million in gross offering proceeds through the issuance of approximately 8.8 million shares of its common stock in the Offering (including shares issued pursuant to the DRIP).
Share Redemptions
Subsequent to March 31, 2015 through May 11, 2015, the Company redeemed approximately 58,500 shares for $1.1 million.
Line of Credit
As of May 11, 2015, the Company had $70.0 million outstanding under the Line of Credit and $40.8 million available for borrowing under the Line of Credit and the Series C Line of Credit.
Cap on General and Administrative Expenses
As discussed in Note 8 to these condensed consolidated unaudited financial statements, Cole Advisors stated that it will continue the existing expense cap for the three months ending June 30, 2015, whereby Cole Advisors will fund all Excess G&A of the Company for such periods.
Property Dispositions
Subsequent to March 31, 2015, as a part of the Company's active portfolio management, the Company sold one multi-tenant and two single-tenant properties, for an aggregate gross sale price of $15.9 million resulting in net cash proceeds of $15.5 million, of which $10.6 million was used to pay down the Company’s line of credit. As of March 31, 2015, one multi-tenant property was classified as held for sale, as discussed in Note 2 to these condensed consolidated unaudited financial statements. The two single-tenant properties did not meet the held for sale criteria as of March 31, 2015.
Available-for-Sale Securities
Subsequent to March 31, 2015, we allocated $5.0 million for additional investment in the marketable securities portfolio, managed by our independent fund accountant.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014. The terms “we,” “us,” “our” and the “Company” refer to Cole Real Estate Income Strategy (Daily NAV), Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated unaudited financial statements and the notes thereto.
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
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Quarterly Report on Form 10-Q is filed with the SEC. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in “Item 1A – Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014.

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
As of March 31, 2015, we owned 75 properties located in 26 states, comprised of 1.8 million rentable square feet of commercial space, including the square footage of buildings which are on land subject to ground leases. Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property indebtedness and acquisition and operating expenses. Rental and other property income accounted for 93% and 92%, respectively, of our total revenue for the three months ended March 31, 2015 and 2014. As 99.6% of our rentable square feet was under lease as of March 31, 2015 with a weighted average remaining lease term of 11.7 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Cole Advisors regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
As of March 31, 2015, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets, net of gross intangible lease liabilities, was 53%. As we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any current variable rate debt, refinancings or new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions, when applicable, by entering into purchase agreements and loan commitments simultaneously, or through loan assumption, so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with our future property acquisitions, when applicable, or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing terms for future acquisitions or refinancing, our results of operations may be adversely affected.
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. Due to the volume of acquisitions between March 31, 2014 and March 31, 2015, a discussion of same store sales is not considered meaningful and as such is not included in the results of operations. The following table shows the property statistics of our consolidated real estate assets as of March 31, 2015 and 2014:

	As of March 31,
	2015	2014
Number of properties	75	40
Approximate rentable square feet (1)	1.8 million	775	,000
Percentage of rentable square feet leased	99.6%	99.8%

(1) Includes square feet of the buildings on land that are subject to ground leases.

The following table summarizes our consolidated real estate investment activity during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Properties acquired	—	8
Approximate purchase price of acquired properties	$—	$14.0	million
Approximate rentable square feet	—	55,000
As shown in the tables above, we owned 75 commercial properties as of March 31, 2015, compared to 40 commercial properties as of March 31, 2014. Accordingly, our results of operations for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, reflect significant increases in most categories.

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Revenue. Revenue increased $2.4 million to $4.8 million for the three months ended March 31, 2015, compared to $2.4 million for the three months ended March 31, 2014. Of this amount, rental and other property income increased $2.3 million to $4.5 million for the three months ended March 31, 2015, compared to $2.2 million for the three months ended March 31, 2014. The increase was primarily due to the acquisition of 35 properties subsequent to March 31, 2014. We also recorded tenant reimbursement income of $337,000 related to certain operating expenses paid by us subject to reimbursement by tenants during the three months ended March 31, 2015, compared to $189,000 during the three months ended March 31, 2014.
General and Administrative Expenses. General and administrative expenses increased $199,000 to $435,000 for the three months ended March 31, 2015, compared to $236,000 for the three months ended March 31, 2014, due to increased legal fees, other professional fees, state taxes and board of director fees. The primary general and administrative expense items are professional fees, board of directors costs, state franchise and income taxes, escrow and trustee fees, fees for unused amounts on the Line of Credit, and other licenses and fees. During the three months ended March 31, 2015, we incurred $66,000 of Excess G&A, which was reimbursed by our advisor subsequent to March 31, 2015.
Property Operating Expenses. Property operating expenses increased $167,000 to $389,000 for the three months ended March 31, 2015, compared to $222,000 for the three months ended March 31, 2014. The increase was primarily due to the acquisition activity subsequent to March 31, 2014. The primary property operating expense items are property taxes, repairs and maintenance and property insurance.
Advisory Expenses. Advisory expenses increased $110,000 to $284,000 for the three months ended March 31, 2015, compared to $174,000 for the three months ended March 31, 2014, as we recorded advisory fees earned by our advisor pursuant to our advisory agreement due to an increase in our NAV, which was primarily a result of the issuance of common stock subsequent to March 31, 2014.
Acquisition Related Expenses. Acquisition related expenses decreased $129,000 to $69,000 for the three months ended March 31, 2015, compared to $198,000 for the three months ended March 31, 2014. The decrease was primarily due to no property acquisitions during the three months ended March 31, 2015, compared to acquisition related expenses incurred in connection with the purchase of eight commercial properties for an aggregate purchase price of $14.0 million during the three months ended March 31, 2014.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $854,000 to $1.6 million for the three months ended March 31, 2015, compared to $784,000 for the three months ended March 31, 2014. The increase was primarily related to depreciation and amortization on 35 properties acquired subsequent to March 31, 2014.
Interest and Other Expense, Net. Interest and other expense, net increased $429,000 to $886,000 for the three months ended March 31, 2015, compared to $457,000 for the three months ended March 31, 2014, primarily due to an increase of $77.6 million in our average outstanding debt balance for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.
Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.002678083 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2015 and ending on June 30, 2015. The daily distribution amount for each class of outstanding common stock is adjusted based on the relative NAV of the various classes each day so that, from day to day, distributions constitute a uniform percentage of the NAV per share of all classes. As a result, from day to day, the per share daily distribution for each outstanding class of common stock may be higher or lower than the daily distribution amount authorized by our board of directors based on the relative NAV of each class of common stock on that day.
During the three months ended March 31, 2015 and 2014, we paid distributions of $1.7 million and $962,000, respectively, including $742,000 and $377,000, respectively, through the issuance of shares pursuant to the DRIP. Our distributions for the three months ended March 31, 2015 were fully funded by cash flows from operations, including cash flow in excess of distributions from the prior year, of $1.7 million, or 100%. Our distributions for the three months ended March 31, 2014 were funded by cash flows from operations, including cash flow in excess of distributions from the prior year, of $615,000, or 64%, and offering proceeds of $347,000, or 36%. Net cash flows for the three months ended March 31, 2015 and 2014 reflect a reduction of $69,000 and $198,000, respectively, for real estate acquisition related expenses incurred and expensed. We treat our real estate acquisition expenses as funded by proceeds from the Offering of our shares. Therefore, for consistency, proceeds from the issuance of common stock have been reported as a source of distributions to the extent that acquisition expenses have reduced net cash flows from operating activities in the current and prior periods.
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
Our share redemption plan includes certain redemption limits, including a quarterly limit and, in some cases, a stockholder by stockholder limit. During the three months ended March 31, 2015, we received redemption requests for, and redeemed a total of approximately 168,000 shares of our common stock for $3.0 million, comprised of approximately 141,000 W Shares and 27,000 A Shares of our common stock for $2.5 million and $474,000, respectively. From March 31, 2015 through May 11, 2015, the Company redeemed approximately 58,500 shares for $1.1 million.
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
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, distributions and redemptions to stockholders and interest on our outstanding debt. We expect to meet our short-term liquidity requirements through available cash, cash provided by property operations, proceeds from the Offering and borrowings from the Line of Credit, Series C Line of Credit or other borrowings. As of March 31, 2015, the Borrowing Base under the Line of Credit was $100.0 million and we had $15.5 million available for borrowing. In addition, as of March 31, 2015, we had $20.0 million available for borrowing on our Series C Line of Credit. As of May 11, 2015, we had $70.0 million outstanding under the Line of Credit and $40.8 million available for borrowing on the Line of Credit and the Series C Line of Credit. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
The Line of Credit has a scheduled maturity of September 12, 2017; however, we may elect to extend the maturity date for a period of 24 months upon the satisfaction of certain conditions in the Credit Agreement. The Series C Line of Credit has a scheduled maturity of December 15, 2015; however, no amounts were outstanding as of May 11, 2015. As a result, we believe that the resources stated above will be sufficient to satisfy our short-term operating requirements, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
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

As of March 31, 2015, we had received and accepted subscriptions for approximately 8.5 million shares of common stock for gross proceeds of $141.8 million. As of March 31, 2015, we had redeemed approximately 1.2 million W Shares and 27,500 A Shares of common stock for $21.1 million and $484,000, respectively. No requests for I Share redemptions were received during the three months ended March 31, 2015. No valid redemption requests received during the three months ended March 31, 2015 went unfulfilled.
As of March 31, 2015, we had $121.8 million of debt outstanding and $15.5 million of available borrowings on the Line of Credit and Series C Loan. See Note 6 to our condensed consolidated unaudited financial statements in this Quarterly Report on

Form 10-Q for certain terms of our debt. Our contractual obligations as of March 31, 2015 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - line of credit (2)	$84,500	$—	$84,500	$—	$—
Interest payments - line of credit (3)	4,390	1,793	2,597	—	—
Principal payments - fixed debt rate	37,254	—	—	—	37,254
Interest payments - fixed debt rate	11,974	1,486	2,965	2,969	4,554
Total	$138,118	$3,279	$90,062	$2,969	$41,808

(1)	The table does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Does not include the impact of any extension. We may elect to extend the maturity of the Line of Credit for a period of 24 months upon the satisfaction of certain conditions in the Credit Agreement.

(3)	Payment obligations for the amount outstanding under the Line of Credit were calculated based on an interest rate of 2.09% in effect as of March 31, 2015.
Our charter prohibits us from incurring debt that would cause our borrowings to exceed 75% of our gross assets, valued at the aggregate cost (before depreciation and other non-cash reserves), unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report. During the initial period of the Offering, our board of directors, including a majority of our independent directors, approved borrowings exceeding this limit because we were and are in the process of raising sufficient equity capital to acquire our portfolio. After we have acquired a substantial portfolio, our advisor will target a leverage of 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets. As of March 31, 2015, our ratio of debt to total gross real estate assets, net of gross intangible lease liabilities, was 53%.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities was $1.5 million for the three months ended March 31, 2015, compared to $615,000 for the three months ended March 31, 2014. The increase was primarily due to an increase in net income before non-cash adjustments for depreciation, amortization of intangibles, amortization of deferred financing costs and amortization of discounts on marketable securities of $1.7 million, offset by a decrease in our working capital balances of $769,000. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased $14.2 million to $25,000 for the three months ended March 31, 2015, compared to $14.2 million for the three months ended March 31, 2014. The decrease was due to the lack of acquisitions of commercial properties during three months ended March 31, 2015, compared to the acquisition of eight commercial properties during the three months ended March 31, 2014.
Financing Activities. Net cash provided by financing activities decreased $8.5 million to $541,000 for the three months ended March 31, 2015, compared to $9.1 million for the three months ended March 31, 2014. The decrease was primarily due to a decrease in net proceeds from the issuance of common stock of $7.5 million and an increase in redemptions of common stock of $2.5 million.
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
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2014 and our critical accounting policies have not changed during the three months ended March 31, 2015. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2014, and related notes thereto.
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
Subsequent Events
Certain events occurred subsequent to March 31, 2015 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 10 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that we expect to have a significant impact on our financial statements.

Off-Balance Sheet Arrangements
As of March 31, 2015 and December 31, 2014, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
In connection with the acquisition of our properties, we have obtained variable rate debt financing, and are therefore exposed to changes in LIBOR. As of March 31, 2015, we had $84.5 million of variable rate debt outstanding on the Line of Credit, and a change of 50 basis points in interest rates would result in a change in interest expense of $423,000 per annum. In the future, our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. In addition, we expect that we may enter into derivative financial instruments such as interest rate swaps, interest rate caps and rate lock arrangements in order to mitigate our interest rate risk. To the extent we enter into such arrangements, we will be exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2015 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2015, were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.

Item 1A.	Risk Factors
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

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
On December 6, 2011, the Initial Registration Statement for our public offering of up to $4.0 billion in shares of common stock was declared effective under the Securities Act. The Initial Registration Statement covered up to $3.5 billion in shares in a primary offering and up to $500.0 million in shares pursuant to the DRIP. On December 7, 2011, we satisfied the conditions of our escrow agreement and accepted the initial subscription for 666,667 W Shares of our common stock in the offering under the Initial Registration Statement, at a price of $15.00 per share, resulting in gross proceeds of $10.0 million. Additionally, as of March 31, 2015, we were authorized to issue 10.0 million shares of preferred stock, but had none issued or outstanding.
As of March 31, 2015, we had issued approximately 8.5 million shares in the Offering for gross proceeds of $141.8 million, out of which we have incurred $1.6 million in dealer manager fees, selling commissions and distribution fees and $1.1 million in organization and offering costs. With the net offering proceeds of $139.7 million and the borrowings from the Line of Credit and note payable, we acquired $230.0 million in real estate and related assets and incurred $2.6 million of acquisition related expenses. The Company did not make any sales of unregistered securities during the three months ended March 31, 2015.
As of May 11, 2015, we have sold the following common shares and raised the following proceeds in connection with the Offering (dollar amounts in thousands):

	W Shares	A Shares	I Shares	Total
Primary Offering
Shares	7,254,118	934,552	388,856	8,577,526
Proceeds	$120,688	$15,962	$6,764	$143,414
Distribution Reinvestment Plan
Shares	205,076	22,477	16,465	244,018
Proceeds	$3,528	$393	$287	$4,208
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

The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest. During the three months ended March 31, 2015, we redeemed shares as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2015
W Shares	24,048	$17.53	24,048	(1)
A Shares	3,374	$17.16	3,374	(1)
February 1 - February 28, 2015
W Shares	69,437	$17.83	69,437	(1)
A Shares	7,998	$17.67	7,998	(1)
March 1 - March 31, 2015
W Shares	47,464	$18.04	47,464	(1)
A Shares	15,526	$17.72	15,526	(1)
Total	167,847		167,847	(1)

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
No events occurred during the three months ended March 31, 2015 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
No events occurred during the three months ended March 31, 2015 that would require a response to this item.

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
Date: May 13, 2015

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1*
Loan Agreement, dated February 6, 2015, by and between Cole FD Tatum NM, LLC, ARCP WG St. Louis MO, LLC, ARCP FD Hampton AR, LLC, ARCP NB Conyers GA, LLC, ARCP PM McAllen TX, LLC, ARCP FD Darby MT, LLC, ARCP BK Midwest City OK, LLC, ARCP ID Streetsboro OH, LLC, ARCP TC Dectur AL, LLC, ARCP AZ Vandalia OH, LLC, ARCP DG Topeka (43rd) KS, LLC, and ARCP DG Stacy MN, LLC and Silverpeak Real Estate Finance, LLC.

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