Form 10-Q
period 2015-06-30
COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
filed 2015-08-13
CIK 1498542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 11, 2015, there were approximately 6.7 million shares of Wrap Class common stock, approximately 936,250 shares of Advisor Class common stock and approximately 408,890 shares of Institutional Class common stock, par value $0.01 each, of Cole Real Estate Income Strategy (Daily NAV), Inc. outstanding.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
ASSETS
Investment in real estate assets:
Land	$38,431	$46,455
Buildings and improvements, less accumulated depreciation of $5,943 and $4,459, respectively	144,606	152,197
Acquired intangible lease assets, less accumulated amortization of $3,302 and $2,521, respectively	24,585	26,853
Total investment in real estate assets, net	207,622	225,505
Investment in marketable securities	5,242	490
Total investment in real estate assets and marketable securities, net	212,864	225,995
Cash and cash equivalents	13,439	4,489
Restricted cash	157	25
Rents and tenant receivables	1,337	1,267
Prepaid expenses and other assets	586	364
Deferred financing costs, less accumulated amortization of $1,410 and $1,216, respectively	2,465	1,796
Assets held for sale	2,953	—
Total assets	$233,801	$233,936
LIABILITIES AND STOCKHOLDERS’ EQUITY
Line of credit and notes payable	$109,254	$120,304
Accounts payable and accrued expenses	966	1,188
Escrowed investor proceeds	80	25
Due to affiliates	880	1,816
Acquired below market lease intangibles, less accumulated amortization of $370 and $279, respectively	1,951	2,058
Distributions payable	612	595
Deferred rental income, derivative liability and other liabilities	735	585
Total liabilities	114,478	126,571
Commitments and contingencies
Redeemable common stock	14,007	12,545
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
A Shares common stock, $0.01 par value; 163,000,000 shares authorized, 942,426 and 897,376 shares issued and outstanding, respectively	10	9
I Shares common stock, $0.01 par value; 163,000,000 shares authorized, 406,522 and 256,525 shares issued and outstanding, respectively	4	3
W Shares common stock, $0.01 par value; 164,000,000 shares authorized, 6,355,438 and 6,012,043 shares issued and outstanding, respectively	63	60
Capital in excess of par value	112,111	104,284
Accumulated distributions in excess of earnings	(6,647)	(9,539)
Accumulated other comprehensive (loss) income	(225)	3
Total stockholders’ equity	105,316	94,820
Total liabilities and stockholders’ equity	$233,801	$233,936

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rental and other property income	$4,238	$2,498	$8,725	$4,660
Tenant reimbursement income	310	188	647	377
Interest income on marketable securities	17	3	20	4
Total revenue	4,565	2,689	9,392	5,041
Expenses:
General and administrative expenses	418	304	853	540
Property operating expenses	358	217	747	439
Advisory expenses	709	198	993	372
Acquisition related (income) expenses, net	(2)	385	67	583
Depreciation	1,054	617	2,146	1,138
Amortization	504	309	1,050	572
Total operating expenses	3,041	2,030	5,856	3,644
Operating income before gain on disposition	1,524	659	3,536	1,397
Gain on disposition of real estate, net	4,678	—	4,678	—
Income from operations	6,202	659	8,214	1,397
Interest and other expense, net	(882)	(544)	(1,768)	(1,001)
Net income	$5,320	$115	$6,446	$396
Weighted average number of common shares outstanding:
Basic and diluted	7,504,384	5,362,125	7,331,680	4,917,064
Net income per common share:
Basic and diluted	$0.71	$0.02	$0.88	$0.08
Distributions declared per common share	$0.24	$0.25	$0.48	$0.48
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$5,320	$115	$6,446	$396
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(59)	4	(54)	6
Unrealized loss on interest rate swaps	(174)	—	(174)	—
Total other comprehensive (loss) income	(233)	4	(228)	6
Comprehensive income	$5,087	$119	$6,218	$402
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	A Shares Common Stock		I Shares Common Stock		W Shares Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2015	897,376	$9	256,525	$3	6,012,043	$60	$104,284	$(9,539)	$3	$94,820
Issuance of common stock	79,725	1	35,923	—	730,731	7	15,350	—	—	15,358
Conversion of shares	—	—	114,074	1	(114,516)	(1)	—	—	—	—
Distributions to investors	—	—	—	—	—	—	—	(3,554)	—	(3,554)
Commissions on stock sales and related distribution and dealer manager fees	—	—	—	—	—	—	(436)	—	—	(436)
Other offering costs	—	—	—	—	—	—	(115)	—	—	(115)
Redemptions of common stock	(34,675)	—	—	—	(272,820)	(3)	(5,510)	—	—	(5,513)
Changes in redeemable common stock	—	—	—	—	—	—	(1,462)	—	—	(1,462)
Comprehensive income (loss)	—	—	—	—	—	—	—	6,446	(228)	6,218
Balance as of June 30, 2015	942,426	$10	406,522	$4	6,355,438	$63	$112,111	$(6,647)	$(225)	$105,316
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$6,446	$396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,146	1,138
Amortization of intangible lease assets and below market lease intangibles, net	1,148	555
Amortization of deferred financing costs	194	385
Amortization on marketable securities, net	4	1
Gain on disposition of real estate, net	(4,678)	—
Loss on sale of marketable securities	7	—
Bad debt expense	2	—
Changes in assets and liabilities:
Rents and tenant receivables	(403)	(205)
Prepaid expenses and other assets	(222)	74
Accounts payable and accrued expenses	(222)	444
Deferred rental income and other liabilities	(24)	58
Due to affiliates	(945)	(434)
Net cash provided by operating activities	3,453	2,412
Cash flows from investing activities:
Investment in real estate and related assets	(865)	(49,545)
Investment in marketable securities	(5,394)	(165)
Proceeds from sale of marketable securities	577	143
Proceeds from disposition of properties	17,403	—
Change in restricted cash	(132)	68
Net cash provided by (used in) investing activities	11,589	(49,499)
Cash flows from financing activities:
Proceeds from issuance of common stock	13,841	35,349
Offering costs on issuance of common stock	(542)	(617)
Redemptions of common stock	(5,513)	(1,723)
Distributions to investors	(2,020)	(1,328)
Proceeds from line of credit and note payable	39,950	32,000
Repayments of line of credit	(51,000)	(18,500)
Proceeds from line of credit with affiliate	10,000	—
Repayments of line of credit with affiliate	(10,000)	—
Deferred financing costs paid	(863)	(531)
Change in escrowed investor proceeds liability	55	(68)
Net cash (used in) provided by financing activities	(6,092)	44,582
Net increase (decrease) in cash and cash equivalents	8,950	(2,505)
Cash and cash equivalents, beginning of period	4,489	5,370
Cash and cash equivalents, end of period	$13,439	$2,865

Supplemental disclosures of non-cash investing and financing activities:
Accrued dealer manager fee and other offering costs	$282	$309
Distributions declared and unpaid	$612	$466
Common stock issued through distribution reinvestment plan	$1,517	$863
Unrealized (loss) gain on marketable securities	$(54)	$6
Net unrealized loss on interest rate swap	$(174)	$—
Supplemental cash flow disclosures:
Interest paid	$1,581	$601
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
June 30, 2015

NOTE 1 —	ORGANIZATION AND BUSINESS
Cole Real Estate Income Strategy (Daily NAV), Inc. (the “Company”) is a Maryland corporation that was formed on July 27, 2010, which has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. Substantially all of the Company’s business is conducted through Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP (“Cole OP”), a Delaware limited partnership. The Company is the sole general partner of, and owns, directly or indirectly, 100% of the partnership interest in, Cole OP. The Company is externally managed by Cole Real Estate Income Strategy (Daily NAV) Advisors, LLC, a Delaware limited liability company (“Cole Advisors”), an affiliate of the Company’s sponsor, Cole Capital®, which is a trade name used to refer to a group of affiliated entities directly or indirectly controlled by VEREIT, Inc. (formerly known as American Realty Capital Properties, Inc.) (“VEREIT”), a self-managed publicly traded REIT, organized as a Maryland corporation, listed on the New York Stock Exchange (NYSE: VER). On February 7, 2014, VEREIT acquired Cole Real Estate Investments, Inc. (“Cole”), which, prior to its acquisition, indirectly owned and/or controlled the Company’s external advisor, Cole Advisors, the Company’s dealer manager, Cole Capital Corporation (“CCC”), the Company’s property manager, CREI Advisors, LLC (“CREI Advisors”), and Cole Capital. As a result of VEREIT’s acquisition of Cole, VEREIT indirectly owns and/or controls Cole Advisors, CCC, CREI Advisors and Cole Capital.
Effective as of June 10, 2015, Michael T. Ezzell resigned as a director, the chairman of the board of directors of the Company, the chief executive officer and the president of the Company. In addition, effective as of June 10, 2015, Mr. Ezzell resigned as the chief executive officer and president of Cole Advisors and as president and treasurer of CCC. Mr. Ezzell’s resignation was not a result of any disagreements with the Company on any matter relating to the Company’s operations, policies or practices. Effective June 10, 2015, Glenn J. Rufrano was appointed as the chief executive officer, the president and a director of the Company by the Company’s board of directors. Also effective as of June 10, 2015, Mr. Rufrano was appointed as chief executive officer and president of Cole Advisors. Furthermore, effective as of June 10, 2015, the board of directors appointed George N. Fugelsang, one of the Company’s independent directors, to serve as the non-executive chairman of the board.
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
The per share purchase price for each class of common stock varies from day-to-day and, on each business day, is equal to, for each class of common stock, the Company’s net asset value (“NAV”) for such class, divided by the number of shares of that class outstanding as of the close of business on such day, plus, for A Shares sold in the Primary Offering, applicable selling commissions. The Company’s NAV per share is calculated daily as of the close of business by an independent fund accountant using a process that reflects (1) estimated values of each of the Company’s commercial real estate assets, related liabilities and notes receivable secured by real estate provided periodically by the Company’s independent valuation expert in individual appraisal reports, (2) daily updates in the price of liquid assets for which third party market quotes are available, (3) accruals of daily distributions and (4) estimates of daily accruals, on a net basis, of operating revenues, expenses, debt service costs and fees. As of June 30, 2015, the NAV per share for W Shares, A Shares and I Shares was $18.18, $18.16 and $18.25, respectively. The Company’s NAV is not audited or reviewed by its independent registered public accounting firm.
The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio primarily consisting of (1) necessity retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases and are strategically located throughout the United States and U.S. protectorates, (2) notes receivable secured by commercial real estate, including the origination of loans, and (3) cash, cash equivalents, other short-term investments and traded real estate-related securities. As of June 30, 2015, the Company owned 72 commercial properties located in 27 states, containing 1.6 million rentable square feet of commercial space, including the square feet of buildings which are on land subject to ground leases. As of June 30, 2015, these properties were 99.6% leased.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2015

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
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate and related assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2015

cash flow analysis and recent comparable sales transactions. As of June 30, 2015, the Company noted potential impairment indicators at a property with an aggregate carrying value of $1.1 million due to a fire loss at the property. However, based on insurance coverage and the expectation of continued rental income from the tenant, the Company’s estimate of undiscounted cash flows indicated that such carrying amount was expected to be recovered as of June 30, 2015, and as such no impairment loss was recorded. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term, which may result in the need to record an impairment loss to reduce such asset to fair value. Any such impairment losses will affect the Company’s assets and stockholders’ equity, operating and net income. The evaluation of properties for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. No impairment indicators were identified and no impairment losses were recorded during the six months ended June 30, 2014.
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
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. During the three months ended June 30, 2015, the Company identified one single-tenant property as held for sale, which was sold subsequent to June 30, 2015, as discussed in Note 12 to these condensed consolidated unaudited financial statements. No assets were identified as held for sale as of December 31, 2014.
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
The fair values of above market and below market lease intangibles are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including, for below market leases, any bargain renewal periods. The above market and below market lease intangibles are capitalized as intangible lease assets or liabilities, respectively. Above market leases are amortized as a reduction to rental income over the remaining terms of the respective leases. Below market leases are amortized as an increase to rental income over the remaining terms of the respective leases, including any bargain renewal periods. In considering whether or not the Company expects a tenant to execute a bargain renewal option, the Company evaluates economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, the remaining lease term, the tenant mix of the leased property, the Company’s relationship with the tenant and the availability of competing tenant space. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market or below market lease intangibles relating to that lease would be recorded as an adjustment to rental income.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2015

The fair values of in-place leases include estimates of direct costs associated with obtaining a new tenant and opportunity costs associated with lost rental and other property income, which are avoided by acquiring a property with an in-place lease. Direct costs associated with obtaining a new tenant include commissions and other direct costs, and are estimated in part by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. The intangible values of opportunity costs, which are calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease, are capitalized as intangible lease assets and are amortized to expense over the remaining term of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.
The Company may acquire certain properties subject to contingent consideration arrangements that may obligate the Company to pay additional consideration to the seller based on the outcome of future events. Additionally, the Company may acquire certain properties for which it funds certain contingent consideration amounts into an escrow account pending the outcome of certain future events. The outcome may result in the release of all or a portion of the escrow funds to the Company or the seller or a combination thereof. Contingent consideration arrangements will be based on a predetermined formula and have set time periods regarding the obligation to make future payments, including funds released to the seller from escrow accounts, or the right to receive escrowed funds as set forth in the respective purchase and sale agreement. Contingent consideration arrangements, including amounts funded through an escrow account, will be recorded upon acquisition of the respective property at their estimated fair value, and any changes to the estimated fair value subsequent to acquisition will be reflected in the accompanying condensed consolidated unaudited statements of operations. The determination of the amount of contingent consideration arrangements is based on the probability of several possible outcomes, as identified by management.
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
The determination of the fair values of the real estate and related assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables. The use of alternative estimates may result in a different allocation of the Company’s purchase price, which could materially impact the Company’s results of operations.
Investment in Marketable Securities
Investment in marketable securities consists primarily of the Company’s investment in corporate and government debt securities. The Company determines the appropriate classification for debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of June 30, 2015, the Company classified its investments as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income.
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

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2015

Restricted Cash and Escrows
The Company had $157,000 in restricted cash as of June 30, 2015. Included in restricted cash were escrowed investor proceeds of $80,000 for which shares of common stock had not been issued as of June 30, 2015, and $77,000 in lender cash management accounts. As part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which the monthly debt service payments are disbursed to the lender and the excess funds are disbursed to the Company.
Concentration of Credit Risk
As of June 30, 2015, the Company had cash on deposit, including restricted cash, at four financial institutions, in one of which the Company had deposits in excess of federally insured levels, totaling $13.0 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of June 30, 2015, no single tenant accounted for greater than 10% of the Company’s 2015 gross annualized rental revenues. Tenants in the discount store, drugstore, and grocery industries accounted for 16%, 11%, and 10%, respectively, of the Company’s 2015 gross annualized rental revenues. Additionally, the Company has certain geographic concentrations in its property holdings. In particular, as of June 30, 2015, six of the Company’s properties were located in Texas and seven of the Company’s properties were located in Ohio, accounting for 12% and 10%, respectively, of the Company’s 2015 gross annualized rental revenues.
Derivative Instruments and Hedging Activities
The Company accounts for its derivative instruments at fair value. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. The change in fair value of the effective portion of any derivative instrument that is designated as a hedge is recorded as other comprehensive income (loss). The changes in fair value for derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria are recorded as a gain or loss to operations.
Offering and Related Costs
Cole Advisors funds all of the organization and offering costs associated with the sale of the Company’s common stock (excluding selling commissions, the distribution fee and the dealer manager fee) and is reimbursed for such costs up to 0.75% of gross proceeds from the Offering, excluding selling commissions charged on A Shares sold in the Primary Offering. As of June 30, 2015, Cole Advisors or its affiliates had paid organization and offering costs in excess of 0.75% in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable to Cole Advisors.
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
As of June 30, 2015 and December 31, 2014, the quarterly redemption capacity was equal to 10% of the Company’s NAV, and this amount was recorded as redeemable common stock on the condensed consolidated unaudited balance sheet, for a total of $14.0 million and $12.5 million, respectively.
Revenue Recognition
Certain properties have leases where minimum rental payments increase during the term of the lease. The Company records rental income for the full term of each lease on a straight-line basis. When the Company acquires a property, the terms of any existing leases are considered to commence as of the acquisition date for the purpose of this calculation. The Company defers the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period when such costs are incurred.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2015

The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the condensed consolidated unaudited statements of operations and comprehensive income (loss). As of June 30, 2015 and December 31, 2014, the Company did not have an allowance for uncollectible accounts.
Earnings per Share
We have three classes of  common stock with nonforfeitable dividend rights that are determined based on a different NAV for each class. Accordingly, we utilize the two-class method to determine our earnings per share, which results in the same earnings per share for each of the classes.
Recent Accounting Pronouncements
In May 2014, the U.S. Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605) and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers, including real estate sales, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB provided for a one-year deferral of the effective date for ASU 2014-09, which is now effective for fiscal years beginning after December 15, 2017 and interim periods within those years; however, early adoption is permitted as of the original effective date, which was for annual reporting periods beginning after December 15, 2016, and the interim periods within that year. The Company is currently evaluating the impact of the new standard, but does not believe it will have a material impact, when effective, on the Company’s condensed consolidated unaudited financial statements.
In February 2015, FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which eliminates the deferral of Financial Accounting Standard 167, modifies the evaluation of whether limited partnerships and similar legal entities are variable or voting interest entities, eliminates the presumption that the general partner should consolidate a limited partnership, modifies the consolidation analysis for reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships, and provides a scope exception for reporting entities with interests in legal entities that operate as registered money market funds. These changes will require re-evaluation of the consolidation conclusion for certain entities and will require the Company to revise its analysis regarding the consolidation or deconsolidation of such entities. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted.  Companies may elect to apply the amendments in ASU 2015-02 using a modified retrospective approach or by applying the amendments retrospectively. The Company is currently evaluating the impact of the new standard on the Company’s condensed consolidated unaudited financial statements.
In April 2015, FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than presenting the deferred charge as an asset. The previous requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, “Elements of Financial Statements,” which states that debt issuance costs are similar to debt discounts and effectively reduce the proceeds of borrowing, thereby increasing the effective interest rate. FASB Concepts Statement No. 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. After the update is adopted, debt disclosures would include the face amount of the debt liability and the effective interest rate. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively, with early adoption permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

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
June 30, 2015

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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Line of credit and notes payable – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The estimated fair value of the Company’s debt was $109.3 million and $120.3 million as of June 30, 2015 and December 31, 2014, respectively, which approximated the carrying value on such dates. The fair value of the Company’s debt is estimated using Level 2 inputs.
Marketable securities – The Company’s marketable securities are carried at fair value and are valued using Level 1 inputs. The estimated fair value of the Company’s marketable securities are based on quoted market prices that are readily and regularly available in an active market.
Derivative instruments – The Company’s derivative instruments are comprised of interest rate swaps. All derivative instruments are carried at fair value and are valued using Level 2 inputs. The fair value of these instruments is determined using interest rate market pricing models. The Company includes the impact of credit valuation adjustments on derivative instruments measured at fair value.
Other financial instruments – The Company considers the carrying values of its cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable to approximate their fair values because of the short period of time between their origination and their expected realization and based on their highly-liquid nature. Due to the short-term maturities of these instruments, Level 1 inputs are utilized to estimate the fair value of these financial instruments.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of June 30, 2015, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2015	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Marketable securities	$5,242	$5,242	$—	$—
Financial liability:
Interest rate swaps	$174	$—	$174	$—

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Marketable Securities	$490	$490	$—	$—

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2015

NOTE 4 —	REAL ESTATE ACQUISITIONS
2015 Property Acquisition
During the six months ended June 30, 2015, the Company acquired a 100% interest in one commercial property for an aggregate purchase price of $865,000 (the “2015 Acquisition”). The Company purchased the 2015 Acquisition with net proceeds from the Offering combined with proceeds from borrowings, as discussed in Note 7 to these condensed consolidated unaudited financial statements. The Company preliminarily allocated the purchase price of this property to the fair value of the assets acquired and liabilities assumed.
The following table summarizes the preliminary purchase price allocation for the property purchased during the six months ended June 30, 2015 (in thousands):

2015 Acquisition
Land	$150
Building and improvements	645
Acquired in-place leases	91
Acquired below market leases	(21)
Total purchase price	$865
The Company recorded revenue of $3,000 and net loss of $19,000 for the three and six months ended June 30, 2015 related to the 2015 Acquisition. In addition, the Company recorded $20,000 of acquisition related expenses for the three and six months ended June 30, 2015, which is included in acquisition related (income) expenses on the condensed consolidated statement of operations.
The following information summarizes selected financial information of the Company as if the 2015 Acquisition was completed on January 1, 2014 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Pro forma basis
Revenue	$4,581	$2,708	$9,427	$5,079
Net income	$5,344	$120	$6,475	$386
The pro forma information for the three and six months ended June 30, 2015 was adjusted to exclude acquisition related expenses recorded during such periods related to the 2015 Acquisition. Accordingly, these expenses were instead recognized in the pro forma information for the three and six months ended June 30, 2014. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transaction occurred at the beginning of 2014, nor does it purport to represent the results of future operations.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2015

2014 Property Acquisitions
During the six months ended June 30, 2014, the Company acquired a 100% interest in 21 commercial properties for an aggregate purchase price of $49.5 million (the “2014 Acquisitions”). The Company purchased the 2014 Acquisitions with net proceeds from the Offering combined with proceeds from borrowings, as discussed in Note 7 to these condensed consolidated unaudited financial statements. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

2014 Acquisitions
Land	$10,907
Building and improvements	32,360
Acquired in-place leases	5,056
Acquired above market leases	1,442
Acquired below market leases	(271)
Total purchase price	$49,494

The Company recorded revenue of $469,000 and $591,000, respectively, and a net loss of $20,000 and $132,000, respectively, for the three and six months ended June 30, 2014 related to the 2014 Acquisitions. In addition, the Company recorded $385,000 and $583,000, respectively, of acquisition related expenses for the three and six months ended June 30, 2014, which is included in acquisition related expenses and reimbursements, net on the condensed consolidated statement of operations.
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
Pro forma basis:
Revenue	$3,058	$1,832	$6,127	$3,451
Net income (loss)	$323	$91	$903	$(164)
The pro forma information for the three and six months ended June 30, 2014 was adjusted to exclude acquisition related expenses recorded during such periods related to the 2014 Acquisitions. Accordingly, these expenses were instead recognized in the pro forma information for the six months ended June 30, 2013. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2013, nor does it purport to represent the results of future operations.

NOTE 5 —	MARKETABLE SECURITIES
The Company owned marketable securities with an estimated fair value of $5.2 million and $490,000 as of June 30, 2015 and December 31, 2014, respectively. The following is a summary of the Company’s available-for-sale securities as of June 30, 2015 (in thousands):

	Available-for-Sale Securities
	Amortized Cost Basis	Unrealized Loss	Fair Value
U.S. Treasury Bonds	$1,479	$—	$1,479
U.S. Agency Bonds	1,263	(4)	1,259
Corporate Bonds	2,551	(47)	2,504
Total available-for-sale securities	$5,293	$(51)	$5,242

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2015

The following table provides the activity for the marketable securities during the six months ended June 30, 2015 (in thousands):

	Amortized Cost Basis	Unrealized Gain (Loss)	Fair Value
Marketable securities as of December 31, 2014	$487	$3	$490
Face value of marketable securities acquired	5,275	—	5,275
Premiums and discounts on purchase of marketable securities, net of acquisition costs	119	—	119
Amortization on marketable securities	(4)	—	(4)
Sales of securities	(584)	—	(584)
Decrease in fair value of marketable securities	—	(54)	(54)
Marketable securities as of June 30, 2015	$5,293	$(51)	$5,242
During the six months ended June 30, 2015, the Company sold 22 marketable securities for aggregate proceeds of $577,000 and realized a loss of $7,000. In addition, the Company recorded an unrealized loss of $54,000 on its investments, which is included in accumulated other comprehensive income on the accompanying condensed consolidated unaudited statement of stockholders’ equity for the six months ended June 30, 2015 and the condensed consolidated unaudited balance sheet as of June 30, 2015.
The scheduled maturities of the Company’s marketable securities as of June 30, 2015 are as follows (in thousands):

	Available-for-Sale Securities
	Amortized Cost	Estimated Fair Value
Due within one year	$1,025	$1,026
Due after one year through five years	1,245	1,241
Due after five years through ten years	2,074	2,033
Due after ten years	949	942
Total	$5,293	$5,242
Actual maturities of marketable securities can differ from contractual maturities because borrowers on certain debt securities may have the right to prepay their respective debt obligations at any time. In addition, factors such as prepayments and interest rates may affect the yields on such securities.
NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the three months ended June 30, 2015, the Company entered into one interest rate swap agreement. The following table summarizes the terms of the Company’s executed swap agreements designated as hedging instruments as of June 30, 2015 (in thousands). The Company did not have any executed swap agreements as of June 30, 2014.

		Outstanding Notional Amount as of	Interest	Effective	Maturity	Fair Value of Assets and (Liabilities)
	Balance Sheet Location	June 30, 2015	Rate (1)	Date	Date	June 30, 2015
Interest Rate Swaps	Deferred rental income, derivative liabilities and other liabilities	$40,000	3.64%	6/30/2015	9/12/2019	$(174)

(1) The interest rate consists of the underlying index swapped to a fixed rate and the applicable interest rate spread.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 to these condensed consolidated unaudited financial statements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2015

Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges, to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the effective portion of the derivative instruments that are designated as hedges is recorded in other comprehensive income (loss). Any ineffective portion of the change in fair value of the derivative instruments is recorded in interest expense.
The following table summarizes the unrealized loss on the Company’s derivative instruments and hedging activities for the three and six months ended June 30, 2015 (in thousands). The Company did not own any derivative instruments for the three and six months ended June 30, 2014.

	Amount of Loss Recognized as Other Comprehensive Loss
Derivatives in Cash Flow Hedging Relationships	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Interest Rate Swaps (1)	$(174)	$(174)
(1) There were no portions of the change in the fair value of the interest rate swaps that were considered ineffective during the three months ended June 30, 2015. No previously effective portions of the losses that were recorded in accumulated other comprehensive income during the term of the hedging relationship were reclassified into earnings during the three months ended June 30, 2015.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations, under the agreements at their aggregate termination value, inclusive of interest payments, of $180,000, which includes accrued interest, at June 30, 2015. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of June 30, 2015.

NOTE 7 —	LINES OF CREDIT AND NOTES PAYABLE
As of June 30, 2015, the Company had $109.3 million of debt outstanding, with weighted average years to maturity of 4.8 years and a weighted average interest rate of 3.35%. The following table summarizes the debt activity for the six months ended June 30, 2015 and the debt balances as of June 30, 2015 and December 31, 2014 (in thousands):

		During the Six Months Ended June 30, 2015
	Balance as of December 31, 2014	Debt Issuance	Repayments	Balance as of June 30, 2015
Line of credit	$100,000	$23,000	$(51,000)	$72,000
Fixed rate debt	20,304	16,950	—	37,254
Line of credit with affiliate	—	$10,000	$(10,000)	$—
Total	$120,304	$49,950	$(61,000)	$109,254
The Company entered into an amended and restated credit agreement (the “Amended Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent (“JPMorgan Chase”), U.S. Bank National Association, Bank of Arizona and other lending institutions that may become parties to the Amended Credit Agreement. The agreement increased the credit facility to $125.0 million, and allows the Company to borrow up to $85.0 million in revolving loans (the “Revolving Loans”), and includes a $40.0 million term loan (the “Term Loan”), collectively the line of credit (the “Line of Credit). The Term Loan matures on September 12, 2019 and the Revolving Loans mature on September 12, 2017; however the Company may elect to extend the maturity date for the Revolving Loans to September 12, 2019, subject to satisfying certain conditions described in the Amended Credit Agreement. The maximum amount outstanding is not to exceed the borrowing base (the “Borrowing Base”), calculated as 65% of the aggregate value allocated to each qualified property comprising eligible collateral (collectively, the “Qualified Properties”) during the period from June 30, 2015 through September 11, 2015 and 60% of the Qualified Properties during the period from September 12, 2015 to maturity. As of June 30, 2015, the Company had $72.0 million of debt outstanding and $32.6 million available for borrowing under the Line of Credit, based on the then-current

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2015

Borrowing Base. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the Line of Credit was $157.5 million as of June 30, 2015.
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
The Company executed a swap agreement on certain cash flows related to variable rate debt, which is currently associated with the $40.0 million Term Loan, (the “Swapped Term Loan”), which had the effect of fixing the variable interest rate per annum on June 30, 2015 through the maturity date of the loan at LIBOR of 1.53%, plus the applicable rate (the “Swap Rate”). Based on the Company’s leverage ratio, the Swapped Term Loan bears interest at the Swap Rate of 3.64% as of June 30, 2015. As of June 30, 2015, the Line of Credit had a weighted average interest rate of 3.05%.

The Amended Credit Agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements and dividend payout and REIT status requirements. The Amended Credit Agreement also includes usual and customary events of default and remedies for facilities of this nature. Based on the Company’s analysis and review of its results of operations and financial condition, as of June 30, 2015, the Company believes it was in compliance with the covenants of the Amended Credit Agreement.
As of June 30, 2015, the fixed rate debt outstanding of $37.3 million has interest rates ranging from 3.82% to 4.05% per annum. The debt outstanding matures on various dates from October 2021 to February 2025. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $59.2 million as of June 30, 2015. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
On December 16, 2014, the Company entered into a $20.0 million unsecured revolving line of credit with Series C, LLC, an affiliate of the Company’s advisor (the “Series C Line of Credit”). The Series C Line of Credit bears interest at a rate per annum equal to the one-month LIBOR plus 2.45% with accrued interest payable monthly in arrears and principal due upon maturity on December 15, 2015. In the event the Series C Line of Credit is not paid off on the maturity date, the loan includes default provisions. The Series C Line of Credit has been approved by a majority of the Company’s board of directors (including a majority of the independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to the Company than a comparable loan between unaffiliated parties under the same circumstances. As of June 30, 2015, the Company had no amounts outstanding on the Series C Line of Credit and $20.0 million available for borrowing.

NOTE 8 —	COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2015

Environmental Matters
In connection with the ownership and operation of real estate, the Company potentially may be liable for costs and damages related to environmental matters. The Company owns certain properties that are subject to environmental remediation. In each case, the seller of the property, the tenant of the property and/or another third party has been identified as the responsible party for environmental remediation costs related to the respective property. Additionally, in connection with the purchase of certain of the properties, the respective sellers and/or tenants have indemnified the Company against future remediation costs. In addition, the Company carries environmental liability insurance on its properties that provides limited coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims. The Company does not believe that it is reasonably likely that the environmental matters identified at such properties will have a material effect on its results of operations, financial condition or liquidity, nor is it aware of any environmental matters at other properties which it believes are reasonably likely to have a material effect on its results of operations, financial condition or liquidity.

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
All organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, the distribution fee and the dealer manager fee) are paid for by Cole Advisors or its affiliates and can be reimbursed by the Company up to 0.75% of the aggregate gross offering proceeds, excluding selling commissions charged on A Shares sold in the Primary Offering. As of June 30, 2015, Cole Advisors or its affiliates had paid organization and offering costs in excess of the 0.75% in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable to Cole Advisors.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2015

The Company recorded commissions, fees and expense reimbursements as shown in the table below for services provided by Cole Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Offering:
Selling commissions	$30	194	$45	$219
Selling commissions reallowed by CCC	$30	194	$45	$219
Distribution fees	$20	4	$40	$5
Distribution fees reallowed by CCC	$15	2	$34	$2
Dealer manager fees	$181	123	$351	$223
Dealer manager fees reallowed by CCC	$24	6	$49	$8
Organization and offering expense reimbursement	$80	181	$115	$269
As of June 30, 2015, $282,000 had been incurred, but not yet paid, for services provided by Cole Advisors or its affiliates in connection with the offering stage of the Offering and was a liability of the Company.

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
Cole Advisors implemented an expense cap for the three months ended December 31, 2013, which has been continued for the six months ended June 30, 2015 and will be continued for the three months ending September 30, 2015, whereby Cole Advisors will fund all general and administrative expenses of the Company that are in excess of an amount calculated by multiplying the average NAV for the respective three month period by an annualized rate of 1.25% (the “Excess G&A”). General and administrative expenses, as presented in these condensed consolidated unaudited financial statements, include, but are not limited to, legal fees, audit fees, board of directors costs, professional fees, escrow and trustee fees, insurance, state franchise and income taxes and fees for unused amounts on the Line of Credit. At Cole Advisors’ discretion, it may fund the Excess G&A through reimbursement to the Company or payment to third parties on behalf of the Company, but in no event will the Company be liable to Cole Advisors in future periods for such amounts paid or reimbursed. During the three months ended June 30, 2015, the Company incurred $155,000 of Excess G&A which was reimbursed by Cole Advisors subsequent to June 30, 2015.
As compensation for services provided pursuant to the advisory agreement, the Company will also pay Cole Advisors a performance-based fee calculated based on the Company’s annual total return to stockholders for each class of common stock (defined below), payable annually in arrears. The performance fee will be calculated such that for any calendar year in which the total return per share for a particular class exceeds 6% (the “6% Return”), Cole Advisors will receive 25% of the excess total return on such class above the 6% Return allocable to that class, but in no event will the Company pay Cole Advisors more than 10% of the aggregate total return, for that class, for such year. However, in the event the NAV per share of the Company’s W Shares, A Shares or I Shares decreases below the base NAV for the respective share class ($15.00, $16.72 and  $16.82 for the W Shares, A Shares and I Shares, respectively) (the “Base NAV”), the performance-based fee for a respective class will not be calculated on any increase in NAV up to the Base NAV for the respective share class. In addition, the performance fee will not be paid with respect to any calendar year in which the NAV per share as of the last business day of the calendar year (the “Ending NAV”) for the respective share class is less than the Base NAV of that class. The Base NAV of any share class is

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2015

subject to downward adjustment in the event that the Company’s board of directors, including a majority of the independent directors, determines that such an adjustment is necessary to provide an appropriate incentive to Cole Advisors to perform in a manner that seeks to maximize stockholder value and is in the best interests of the Company’s stockholders. In the event of any stock dividend, stock split, recapitalization or similar change in the Company’s capital structure, the Base NAV for the respective share class shall be ratably adjusted to reflect the effect of any such event.
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
The Company recorded fees and expense reimbursements as shown in the table below for services provided by Cole Advisors or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Acquisitions, Operations and Performance:
Acquisition (income) expenses [1]	$(23)	$135	$40	$135
Advisory fee	$306	$198	$590	$372
Operating expense reimbursement	$—	$—	$—	$—
Performance fee	$403	$—	$403	$—
(1) Includes amounts recorded during the three months ended June 30, 2015 to adjust expense accruals for actual amounts billed in current quarter.
As of June 30, 2015, $753,000 had been incurred, but not yet paid, for services provided by Cole Advisors or its affiliates in connection with the acquisitions and operations stage and was a liability of the Company. Cole Advisors waived its right to receive operating expense reimbursements for the three and six months ended June 30, 2015 and 2014; accordingly, the Company did not reimburse Cole Advisors for any such expenses during the three and six months ended June 30, 2015 and 2014. During the six months ended June 30, 2015, Cole Advisors permanently waived its right to operating and other expense reimbursements totaling approximately $641,000, and thus the Company is not responsible for this amount.

Due to Affiliates
As of June 30, 2015, $880,000 was due to Cole Advisors and its affiliates primarily related to advisory, distribution and dealer manager fees and the reimbursement of organization, offering and acquisition expenses as well as platform fees, net of amounts owed by Cole Advisors of $155,000, which were included in amounts due to affiliates on the condensed consolidated unaudited balance sheet. As of December 31, 2014, $1.8 million was due to Cole Advisors and its affiliates related to performance fees, advisory, distribution and dealer manager fees, the reimbursement of organization and offering expenses, and escrow deposits that were paid on the Company’s behalf in connection with the acquisition of the Company’s properties, which were included in amounts due to affiliates on the condensed consolidated unaudited balance sheet.

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

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2015

NOTE 11 — PROPERTY DISPOSITIONS

During the six months ended June 30, 2015, the Company disposed of three single-tenant properties and one multi-tenant property, for an aggregate gross sales price of $17.8 million and a gain of $4.7 million. No disposition fees were paid to affiliates in connection with the sale of the properties and the Company has no continuing involvement with these properties. The gain on sale of real estate is included in gain on disposition of real estate, net in the condensed consolidated unaudited statements of operations for all periods presented.
NOTE 12 — SUBSEQUENT EVENTS
Status of the Offering
As of August 11, 2015, the Company had received $160.0 million in gross offering proceeds through the issuance of approximately 9.5 million shares of its common stock in the Offering (including shares issued pursuant to the DRIP).
Share Redemptions
Subsequent to June 30, 2015 through August 11, 2015, the Company redeemed approximately 113,254 shares for $2.1 million.
Line of Credit
As of August 11, 2015, the Company had $40.0 million outstanding under the Line of Credit and $56.0 million available for borrowing under the Line of Credit and the Series C Line of Credit.
Fixed Rate Debt
Subsequent to June 30, 2015, the Company entered into a $23.0 million loan agreement with CorAmerica Insurance Company (“CorAmerica Loan”). The CorAmerica Loan has a fixed interest rate of 3.81% per annum with interest payments due monthly.
Cap on General and Administrative Expenses
As discussed in Note 9 to these condensed consolidated unaudited financial statements, Cole Advisors stated that it will continue the existing expense cap for the three months ending September 30, 2015, whereby Cole Advisors will fund all Excess G&A of the Company for such periods.
Property Dispositions
As of June 30, 2015, as a part of the Company’s active portfolio management, one single-tenant property was classified as held for sale, as discussed in Note 2 to these condensed consolidated unaudited financial statements. Subsequent to June 30, 2015, the Company sold the property for an aggregate gross sale price of $4.1 million resulting in net cash proceeds of $4.0 million, subject to finalization of closing costs.

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
On February 7, 2014, VEREIT acquired Cole, which, prior to its acquisition, indirectly owned and/or controlled our external advisor, Cole Advisors, our dealer manager, CCC, our property manager, CREI Advisors, and our sponsor, Cole Capital. As a result of VEREIT’s acquisition of Cole, VEREIT indirectly owns and/or controls Cole Advisors, CCC, CREI Advisors and Cole Capital.
As of June 30, 2015, we owned 72 properties located in 27 states, comprised of 1.6 million rentable square feet of commercial space, including the square footage of buildings which are on land subject to ground leases. Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property indebtedness and acquisition and operating expenses. Rental and other property income accounted for 93% of our total revenue for each of the three months ended June 30, 2015 and 2014, and 93% and 92% of our total revenue for the six months ended June 30, 2015 and 2014, respectively. As 99.6% of our rentable square feet was under lease as of June 30, 2015 with a weighted average remaining lease term of 11.6 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Cole Advisors regularly monitors the creditworthiness of each of our tenants by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
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
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. Due to the volume of acquisitions between March 31, 2014 and June 30, 2015, a discussion of same store sales is not considered meaningful and as such is not included in the results of operations. The following table shows the property statistics of our consolidated real estate assets as of June 30, 2015 and 2014:

	As of June 30,
	2015	2014
Number of properties	72	53
Approximate rentable square feet (1)	1.6 million	1.1 million
Percentage of rentable square feet leased	99.6%	99.9%

(1) Includes square feet of the buildings on land that are subject to ground leases.

The following table summarizes our consolidated real estate investment activity during the three and six months ended June 30, 2015 and 2014

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014		2015	2014
Properties acquired	1	13		1	21
Approximate purchase price of acquired properties	$865,000	$35.5	million	$865,000	$49.5	million
Approximate rentable square feet	7,000	281,000		7,000	336,000
As shown in the tables above, we owned 72 commercial properties as of June 30, 2015, compared to 53 commercial properties as of June 30, 2014. Accordingly, our results of operations for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, reflect significant increases in most categories.

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Revenue. Revenue increased $1.9 million to $4.6 million for the three months ended June 30, 2015, compared to $2.7 million for the three months ended June 30, 2014. Of this amount, rental and other property income increased $1.7 million to $4.2 million for the three months ended June 30, 2015, compared to $2.5 million for the three months ended June 30, 2014. The increase was primarily due to the acquisition of 23 properties subsequent to June 30, 2014. We also recorded tenant reimbursement income of $310,000 related to certain operating expenses paid by us subject to reimbursement by tenants during the three months ended June 30, 2015, compared to $188,000 during the three months ended June 30, 2014. Interest income on marketable securities increased $14,000 to $17,000 for the three months ended June 30, 2015, compared to $3,000 for the three months ended June 30, 2014, due to an increase in the average outstanding investment in marketable securities of $2.4 million.
General and Administrative Expenses. General and administrative expenses increased $114,000 to $418,000 for the three months ended June 30, 2015, compared to $304,000 for the three months ended June 30, 2014, due to increased legal fees, other professional fees, state taxes and board of director fees. The primary general and administrative expense items are professional fees, board of directors costs, state franchise and income taxes, escrow and trustee fees, fees for unused amounts on the Line of Credit, and other licenses and fees. During the three months ended June 30, 2015, we incurred $155,000 of Excess G&A, which was reimbursed by our advisor subsequent to June 30, 2015.
Property Operating Expenses. Property operating expenses increased $141,000 to $358,000 for the three months ended June 30, 2015, compared to $217,000 for the three months ended June 30, 2014. The increase was primarily due to the acquisition activity subsequent to June 30, 2014. The primary property operating expense items are property taxes, repairs and maintenance and property insurance.
Advisory Expenses. Advisory expenses increased $511,000 to $709,000 for the three months ended June 30, 2015, compared to $198,000 for the three months ended June 30, 2014, as we recorded advisory fees earned by our advisor pursuant to our advisory agreement due to an increase in our NAV, which was primarily a result of the issuance of common stock subsequent to June 30, 2014.
Acquisition Related (Income) Expenses, Net. Acquisition related (income) expenses, net decreased $387,000 to $(2,000) for the three months ended June 30, 2015, compared to $385,000 for the three months ended June 30, 2014. The decrease was primarily due to one property acquisition occurring during the three months ended June 30, 2015, compared to acquisition related expenses incurred in connection with the purchase of 13 commercial properties for an aggregate purchase price of $35.5 million during the three months ended June 30, 2014, as well as amounts recorded during the three months ended June 30, 2015, to adjust expense accruals for actual amounts billed during the three months ended June 30, 2015.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $632,000 to $1.6 million for the three months ended June 30, 2015, compared to $926,000 for the three months ended June 30, 2014. The increase was primarily related to depreciation and amortization on 23 properties acquired subsequent to June 30, 2014.
Gain on Disposition of Real Estate, Net. Gain on disposition real estate, net was $4.7 million for the three months ended June 30, 2015, compared to no gain recorded for the three months ended June 30, 2014. The gain recorded was due to the disposition of four properties during the three months ended June 30, 2015, for gross proceeds of $17.8 million.
Interest and Other Expense, Net. Interest and other expense, net increased $338,000 to $882,000 for the three months ended June 30, 2015, compared to $544,000 for the three months ended June 30, 2014, primarily due to an increase of $65.4 million in our average outstanding debt balance for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Revenue. Revenue increased $4.4 million to $9.4 million for the six months ended June 30, 2015, compared to $5.0 million for the six months ended June 30, 2014. Of this amount, rental and other property income increased $4.1 million to $8.7 million for the six months ended June 30, 2015, compared to $4.7 million for the six months ended June 30, 2014. The increase was primarily due to the acquisition of 23 properties subsequent to June 30, 2014. We also recorded tenant reimbursement income of $647,000 related to certain operating expenses paid by us subject to reimbursement by tenants during the six months ended June 30, 2015, compared to $377,000 during the six months ended June 30, 2014. Interest income on marketable securities increased $16,000 to $20,000 for the six months ended June 30, 2015, compared to $4,000 for the six months ended June 30, 2014, due to an increase in the average outstanding investment in marketable securities of $2.4 million.
General and Administrative Expenses. General and administrative expenses increased $313,000 to $853,000 for the six months ended June 30, 2015, compared to $540,000 for the six months ended June 30, 2014, due to increased legal fees, other professional fees, state taxes and board of director fees. The primary general and administrative expense items are professional fees, board of directors costs, state franchise and income taxes, escrow and trustee fees, fees for unused amounts on the Line of Credit, and other licenses and fees. During the six months ended June 30, 2015, we incurred $221,000 of Excess G&A, of which $155,000 was reimbursed by our advisor subsequent to June 30, 2015.
Property Operating Expenses. Property operating expenses increased $308,000 to $747,000 for the six months ended June 30, 2015, compared to $439,000 for the six months ended June 30, 2014. The increase was primarily due to the acquisition activity subsequent to June 30, 2014. The primary property operating expense items are property taxes, repairs and maintenance and property insurance.
Advisory Expenses. Advisory expenses increased $621,000 to $993,000 for the six months ended June 30, 2015, compared to $372,000 for the six months ended June 30, 2014, as we recorded advisory fees earned by our advisor pursuant to our advisory agreement. The increase in advisory fees was primarily due to an increase in our NAV resulting from the issuance of common stock subsequent to June 30, 2014.
Acquisition Related (Income) Expenses, Net. Acquisition related (income) expenses, net decreased $516,000 to $67,000 for the six months ended June 30, 2015, compared to $583,000 for the six months ended June 30, 2014. The decrease was primarily due to one property acquisition during the six months ended June 30, 2015, compared to acquisition related expenses incurred in connection with the purchase of 21 commercial properties for an aggregate purchase price of $49.5 million during the six months ended June 30, 2014, as well as amounts recorded during the six months ended June 30, 2015, to adjust expense accruals for actual amounts billed during the six months ended June 30, 2015.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $1.5 million to $3.2 million for the six months ended June 30, 2015, compared to $1.7 million for the six months ended June 30, 2014. The increase was primarily related to depreciation and amortization on 23 properties acquired subsequent to June 30, 2014.
Gain on Disposition of Real Estate, Net. Gain on disposition real estate, net was $4.7 million for the six months ended June 30, 2015, compared to no gain recorded for the six months ended June 30, 2014. The increase was primarily related to the disposition of four properties subsequent to June 30, 2014.
Interest and Other Expense, Net. Interest and other expense, net increased $767,000 to $1.8 million for the six months ended June 30, 2015, compared to $1.0 million for the six months ended June 30, 2014, primarily due to an increase of $64.1 million in our average outstanding debt balance for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.
Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.002678083 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2015 and ending on December 31, 2015. The daily distribution amount for each class of outstanding common stock is adjusted based on the relative NAV of the various classes each day so that, from day to day, distributions constitute a uniform percentage of the NAV per share of all classes. As a result, from day to day, the per share daily distribution for each outstanding class of common stock may be higher or lower than the daily distribution amount authorized by our board of directors based on the relative NAV of each class of common stock on that day.
During the six months ended June 30, 2015 and 2014, we paid distributions of $3.5 million and $2.2 million, respectively, including $1.5 million and $863,000, respectively, through the issuance of shares pursuant to the DRIP. Our distributions for the six months ended June 30, 2015 were fully funded by cash flows from operations of $3.5 million. Our distributions for the six months ended June 30, 2014 were fully funded by cash flows from operations. Net cash flows for the six months ended June 30, 2015 and 2014 reflect a reduction of $67,000 and $583,000, respectively, for real estate acquisition related expenses incurred. We treat our real estate acquisition expenses as funded by proceeds from the Offering of our shares. Therefore, for consistency, proceeds from the issuance of common stock have been reported as a source of distributions to the extent that acquisition expenses have reduced net cash flows from operating activities in the current and prior periods.
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
Our share redemption plan includes certain redemption limits, including a quarterly limit and, in some cases, a stockholder by stockholder limit. During the six months ended June 30, 2015, we received redemption requests for, and redeemed, a total of approximately 307,500 shares of our common stock for $5.5 million, comprised of approximately 272,800 W Shares and 34,700 A Shares of our common stock for $4.9 million and $614,000, respectively. From June 30, 2015 through August 11, 2015, the Company redeemed approximately 113,254 shares for $2.1 million.
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
Liquidity and Capital Resources
General
Our principal demands for funds will be for real estate and real estate related investments, for the payment of acquisition related expenses, operating expenses, distributions and redemptions to stockholders and principal and interest on any current and any future indebtedness. Generally, cash needs for items other than acquisitions and acquisition related expenses will be generated from operations of our current and future investments. We expect to meet cash needs for acquisitions from the net proceeds of the Offering and from debt financings. The sources of our operating cash flows will primarily be driven by the rental income received from current and future leased properties. We expect to continue to raise capital through the Offering and to utilize such funds and future proceeds from secured or unsecured financing to complete future property acquisitions. Refer to Item 1A - Risk Factors in our annual report on Form 10-K for potential impacts to our ability to raise capital in the near term.
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

Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, distributions and redemptions to stockholders and interest on our outstanding debt. We expect to meet our short-term liquidity requirements through available cash, cash provided by property operations, proceeds from the Offering and borrowings from the Line of Credit, Series C Line of Credit or other borrowings. As of June 30, 2015, the Borrowing Base under the Line of Credit was $157.5 million and we had $32.6 million available for borrowing. In addition, as of June 30, 2015, we had $20.0 million available for borrowing on our Series C Line of Credit. As of August 11, 2015, we had $40.0 million outstanding under the Line of Credit and $56.0 million available for borrowing on the Line of Credit and the Series C Line of Credit. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
The Term Loan matures on September 12, 2019 and the Revolving Loans mature on September 12, 2017; however, we may elect to extend the maturity date for the Revolving Loans to September 12, 2019, subject to satisfying certain conditions described in the Amended Credit Agreement. The Series C Line of Credit has a scheduled maturity of December 15, 2015; however, no amounts were outstanding as of August 11, 2015. As a result, we believe that the resources stated above will be sufficient to satisfy our short-term operating requirements, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
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

As of June 30, 2015, we had received and accepted subscriptions for approximately 9.1 million shares of common stock for gross proceeds of $152.5 million. As of June 30, 2015, we had redeemed approximately 1.4 million W Shares and 35,200 A Shares of common stock for $23.5 million and $624,000, respectively. No requests for I Share redemptions were received during the six months ended June 30, 2015. No valid redemption requests received during the six months ended June 30, 2015 went unfulfilled.
As of June 30, 2015, we had $109.3 million of debt outstanding and $73.0 million of available borrowings on the Line of Credit and Series C Loan. See Note 7 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt. Our contractual obligations as of June 30, 2015 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - line of credit (2)	$72,000	$—	$32,000	$40,000	$—
Interest payments - line of credit (3)	7,710	2,180	3,777	1,753	—
Principal payments - fixed debt rate	37,254	—	—	—	37,254
Interest payments - fixed debt rate	11,605	1,486	2,965	2,969	4,185
Total	$128,569	$3,666	$38,742	$44,722	$41,439

(1)	The table does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
Does not include the impact of any extension. We may elect to extend the maturity of the Line of Credit Revolving Loans for a period of 24 months upon the satisfaction of certain conditions in the Credit Agreement.

(3)
Payment obligations for the Line of Credit Revolving Loans were calculated based on an interest rate of 2.30% in effect as of June 30, 2015. Payment obligations for the Swapped Term Loan outstanding under the Credit Facility are based on the interest rate of 3.64% as of June 30, 2015.

Our charter prohibits us from incurring debt that would cause our borrowings to exceed 75% of our gross assets, valued at the aggregate cost (before depreciation and other non-cash reserves), unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report. In addition to this limitation in our charter, our board of directors has adopted a policy to further limit our aggregate borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets; provided however, that a majority of our board of directors (including a majority of the independent directors) has determined that, as a general policy, borrowing in excess of 60% of the greater of cost (before deducting depreciation and other non-cash reserves) or fair market value of our gross assets is justified and in the best interest of us and our stockholders during our initial capital raising stage. The independent directors believe such borrowing levels are justified as higher debt levels during the offering stage may enable us to acquire properties earlier than we might otherwise be able to acquire them if we were to adhere to the 60% debt limitation, which could yield returns that are accretive to the portfolio. In addition, as we are in the offering stage, more equity could be raised in the future to reduce the debt levels. As of June 30, 2015, our ratio of debt to total gross real estate assets exceeded the 60% limitation, which was approved by our independent directors. After we have acquired a substantial portfolio, our advisor will target a leverage of 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities was $3.5 million for the six months ended June 30, 2015, compared to $2.4 million for the six months ended June 30, 2014. The increase was primarily due to an increase in net income before non-cash adjustments for depreciation, amortization of intangibles, amortization of deferred financing costs, gain on dispositions and amortization of discounts on marketable securities of $2.8 million, offset by a decrease in our working capital balances of $1.8 million. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash provided by (used in) investing activities increased $61.1 million to $11.6 million for the six months ended June 30, 2015, compared to $(49.5) million for the six months ended June 30, 2014. The increase in cash flow primarily relates to a decrease in cash paid for real estate assets of $48.7 million, and an increase in cash proceeds from the disposition of real estate assets of $17.4 million.
Financing Activities. Net cash (used in) provided by financing activities decreased $50.7 million to $(6.1) million for the six months ended June 30, 2015, compared to $44.6 million for the six months ended June 30, 2014. The decrease was primarily due to a decrease in net proceeds from the issuance of common stock of $21.4 million and an increase in redemptions of common stock of $3.8 million.
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

Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the following:

•	Investment in and Valuation of Real Estate and Related Assets;

•	Allocation of Purchase Price of Real Estate and Related Assets;

•	Derivative Instruments and Hedging Activities;

•	Revenue Recognition; and

•	Income Taxes.
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2014 and our critical accounting policies have not changed during the six months ended June 30, 2015. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2014, and related notes thereto.
Derivative Instruments and Hedging Activities
The Company accounts for its derivative instruments at fair value. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. The change in fair value of the effective portion of the derivative instrument that is designated as a hedge is recorded as other comprehensive income (loss). The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria are recorded as a gain or loss to operations.
Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 8 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanations.
Related-Party Transactions and Agreements
We have entered into agreements with Cole Advisors and its affiliates whereby we agree to pay certain fees to, or reimburse certain expenses paid by, Cole Advisors or its affiliates, primarily advisory and performance fees and expenses, organization and offering costs, selling commissions, dealer manager fees and expenses, distribution fees and reimbursement of certain acquisition and operating costs. See Note 9 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.
Subsequent Events
Certain events occurred subsequent to June 30, 2015 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 12 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that we expect to have a significant impact on our financial statements.
Off-Balance Sheet Arrangements
As of June 30, 2015 and December 31, 2014, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
As of June 30, 2015, we had variable rate debt of $32.0 million. A 50 basis point increase or decrease in interest rates on our Revolving Loans, Series C Line of Credit or variable rate debt would increase or decrease our interest expense by $160,000 per annum.
As of June 30, 2015, we had one interest rate swap agreement outstanding, which matures on September 12, 2019, with an aggregate notional amount of $40.0 million and an aggregate net fair value loss of $174,000. The fair value of this interest rate swap agreement is dependent upon existing market interest rates and swap spreads. As of June 30, 2015, an increase of 50 basis points in interest rates would result in a derivative asset of $793,000, representing a $615,000 net change. A decrease of 50 basis points would result in a derivative liability of $800,000, representing a $622,000 net change to the fair value of the net derivative liability.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2015 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2015, were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On August 11, 2010, we sold 20,000 shares of common stock at $10.00 per share to our initial stockholder, for a total amount of $200,000. We issued these shares in a private transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) under the Securities Act. On September 20, 2011, our board of directors authorized a reverse stock split providing for the combination of each three shares of our common stock issued and outstanding into two shares of our common stock, resulting in 13,333 shares of common stock issued to our initial stockholder subsequent to the reverse stock split. Following VEREIT’s acquisition of Cole, VEREIT’s operating partnership, as the successor to our initial stockholder, continues to own 13,333 shares of our common stock.
On December 6, 2011, the Initial Registration Statement for our public offering of up to $4.0 billion in shares of common stock was declared effective under the Securities Act. The Initial Registration Statement covered up to $3.5 billion in shares in a primary offering and up to $500.0 million in shares pursuant to the DRIP. On December 7, 2011, we satisfied the conditions of our escrow agreement and accepted the initial subscription for 666,667 W Shares of our common stock in the offering under the Initial Registration Statement, at a price of $15.00 per share, resulting in gross proceeds of $10.0 million. Additionally, as of June 30, 2015, we were authorized to issue 10.0 million shares of preferred stock, but had none issued or outstanding.
As of June 30, 2015, we had issued approximately 9.1 million shares in the Offering for gross proceeds of $152.5 million, out of which we have incurred $1.9 million in dealer manager fees, selling commissions and distribution fees and $1.1 million in organization and offering costs. With the net offering proceeds of $150.1 million and the borrowings from the Line of Credit and note payable, we acquired $217.5 million in real estate and related assets and incurred $2,852,000 of acquisition related expenses. The Company did not make any sales of unregistered securities during the six months ended June 30, 2015.
As of August 11, 2015, we have sold the following common shares and raised the following proceeds in connection with the Offering (dollar amounts in thousands):

	W Shares	A Shares	I Shares	Total
Primary Offering
Shares	7,863,937	961,714	388,856	9,214,507
Proceeds	$131,773	$16,455	$6,764	$154,993
Distribution Reinvestment Plan
Shares	239,694	29,332	20,038	289,064
Proceeds	$4,158	$518	$352	$5,027
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

The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest. During the three months ended June 30, 2015, we redeemed shares as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2015
W Shares	33,589	$18.07	33,589	(1)
A Shares	2,001	$17.74	2,001	(1)
May 1 - May 31, 2015
W Shares	29,483	$18.10	29,483	(1)
A Shares	3,403	$18.12	3,403	(1)
June 1 - June 30, 2015
W Shares	68,799	$18.68	68,799	(1)
A Shares	2,373	$17.78	2,373	(1)
Total	139,648		139,648	(1)

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
No events occurred during the three months ended June 30, 2015 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
No events occurred during the three months ended June 30, 2015 that would require a response to this item.

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
Date: August 13, 2015

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

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