Form 10-Q
period 2015-09-30
COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
filed 2015-11-13
CIK 1498542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 10, 2015, there were approximately 8.9 million shares of Wrap Class common stock, approximately 1.1 million shares of Advisor Class common stock and approximately 547,000 shares of Institutional Class common stock, par value $0.01 each, of Cole Real Estate Income Strategy (Daily NAV), Inc. outstanding.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
ASSETS
Investment in real estate assets:
Land	$39,952	$46,455
Buildings and improvements, less accumulated depreciation of $6,991 and $4,459, respectively	148,105	152,197
Acquired intangible lease assets, less accumulated amortization of $3,896 and $2,521, respectively	24,659	26,853
Total investment in real estate assets, net	212,716	225,505
Investment in marketable securities	4,623	490
Total investment in real estate assets and marketable securities, net	217,339	225,995
Cash and cash equivalents	13,250	4,489
Restricted cash	512	25
Rents and tenant receivables	1,826	1,267
Property escrow deposits, prepaid expenses and other assets	883	364
Deferred financing costs, less accumulated amortization of $1,540 and $1,216, respectively	2,699	1,796
Total assets	$236,509	$233,936
LIABILITIES AND STOCKHOLDERS’ EQUITY
Line of credit and notes payable	$100,254	$120,304
Accounts payable and accrued expenses	1,313	1,188
Escrowed investor proceeds	457	25
Due to affiliates	1,280	1,816
Acquired below market lease intangibles, less accumulated amortization of $419 and $279, respectively	1,902	2,058
Distributions payable	664	595
Derivative liability, deferred rental income and other liabilities	1,461	585
Total liabilities	107,331	126,571
Commitments and contingencies
Redeemable common stock	15,149	12,545
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
A Shares common stock, $0.01 par value; 163,000,000 shares authorized, 1,016,684 and 897,376 shares issued and outstanding, respectively	10	9
I Shares common stock, $0.01 par value; 163,000,000 shares authorized, 543,296 and 256,525 shares issued and outstanding, respectively	6	3
W Shares common stock, $0.01 par value; 164,000,000 shares authorized, 6,781,306 and 6,012,043 shares issued and outstanding, respectively	67	60
Capital in excess of par value	122,207	104,284
Accumulated distributions in excess of earnings	(7,498)	(9,539)
Accumulated other comprehensive (loss) income	(763)	3
Total stockholders’ equity	114,029	94,820
Total liabilities and stockholders’ equity	$236,509	$233,936

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rental and other property income	$4,170	$3,224	$12,895	$7,884
Tenant reimbursement income	547	216	1,194	593
Interest income on marketable securities	28	2	48	6
Total revenue	4,745	3,442	14,137	8,483
Expenses:
General and administrative expenses	452	396	1,305	936
Property operating expenses	162	94	494	294
Real estate tax expenses	426	165	841	404
Advisory expenses	693	304	1,686	676
Acquisition related expenses	150	639	217	1,222
Depreciation	1,048	815	3,194	1,953
Amortization	498	407	1,548	979
Total operating expenses	3,429	2,820	9,285	6,464
Operating income before gain on disposition	1,316	622	4,852	2,019
Gain on disposition of real estate, net	964	—	5,642	—
Income from operations	2,280	622	10,494	2,019
Interest and other expense, net	(1,152)	(703)	(2,920)	(1,704)
Net income (loss)	$1,128	$(81)	$7,574	$315
Weighted average number of common shares outstanding:
Basic and diluted	8,031,003	6,800,702	7,567,349	5,551,843
Net income (loss) per common share:
Basic and diluted	$0.14	$(0.01)	$1.00	$0.06
Distributions declared per common share	$0.25	$0.25	$0.73	$0.72
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$1,128	$(81)	$7,574	$315
Other comprehensive (loss) income:
Unrealized gain (loss) on marketable securities	25	(2)	(29)	4
Unrealized loss on interest rate swaps	(700)	—	(874)	—
Amount of loss reclassified from other comprehensive (loss) income into income as interest expense	137	—	137	—
Total other comprehensive (loss) income	(538)	(2)	(766)	4
Comprehensive income (loss)	$590	$(83)	$6,808	$319
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	A Shares Common Stock		I Shares Common Stock		W Shares Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2015	897,376	$9	256,525	$3	6,012,043	$60	$104,284	$(9,539)	$3	$94,820
Issuance of common stock	176,510	2	61,491	1	1,458,136	14	30,793	—	—	30,810
Conversion of shares	—	—	225,280	2	(226,091)	(2)	—	—	—	—
Distributions to investors	—	—	—	—	—	—	—	(5,533)	—	(5,533)
Commissions on stock sales and related distribution and dealer manager fees	—	—	—	—	—	—	(674)	—	—	(674)
Other offering costs	—	—	—	—	—	—	(230)	—	—	(230)
Redemptions of common stock	(57,202)	(1)	—	—	(462,782)	(5)	(9,362)	—	—	(9,368)
Changes in redeemable common stock	—	—	—	—	—	—	(2,604)	—	—	(2,604)
Comprehensive income (loss)	—	—	—	—	—	—	—	7,574	(766)	6,808
Balance as of September 30, 2015	1,016,684	$10	543,296	$6	6,781,306	$67	$122,207	$(7,498)	$(763)	$114,029
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$7,574	$315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,194	1,953
Amortization of intangible lease assets and below market lease intangibles, net	1,688	979
Straight-line rental income	(543)	(214)
Amortization of deferred financing costs	324	637
Amortization on marketable securities, net	8	1
Gain on disposition of real estate assets, net	(5,642)	—
Loss (Gain) on sale of marketable securities	12	(2)
Bad debt expense	2	—
Changes in assets and liabilities:
Rents and tenant receivables	(422)	(182)
Prepaid expenses and other assets	66	(191)
Accounts payable and accrued expenses	125	351
Derivative liability, deferred rental income and other liabilities	139	271
Due to affiliates	(597)	(187)
Net cash provided by operating activities	5,928	3,731
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(7,601)	(121,499)
Investment in marketable securities	(5,899)	(265)
Proceeds from sale and maturities of marketable securities	1,717	226
Proceeds from disposition of real estate assets	21,398	—
Payment of property escrow deposits	(585)	—
Change in restricted cash	(487)	29
Net cash provided by (used in) investing activities	8,543	(121,509)
Cash flows from financing activities:
Proceeds from issuance of common stock	28,445	57,657
Offering costs on issuance of common stock	(843)	(1,187)
Redemptions of common stock	(9,368)	(3,113)
Distributions to investors	(3,099)	(2,222)
Proceeds from line of credit and note payable	62,950	111,804
Repayments of line of credit	(83,000)	(42,954)
Proceeds from line of credit with affiliate	10,000	—
Repayments of line of credit with affiliate	(10,000)	—
Deferred financing costs paid	(1,227)	(2,037)
Change in escrowed investor proceeds liability	432	(29)
Net cash (used in) provided by financing activities	(5,710)	117,919
Net increase in cash and cash equivalents	8,761	141
Cash and cash equivalents, beginning of period	4,489	5,370
Cash and cash equivalents, end of period	$13,250	$5,511

Supplemental disclosures of non-cash investing and financing activities:
Accrued dealer manager fee, distribution fee, and other offering costs	$334	$340
Distributions declared and unpaid	$664	$580
Common stock issued through distribution reinvestment plan	$2,365	$1,531
Unrealized (loss) gain on marketable securities	$(29)	$4
Net unrealized loss on interest rate swap	$(737)	$—
Accrued capital expenditures and deferred financing costs	$—	$125
Supplemental cash flow disclosures:
Interest paid	$2,460	$1,029
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
September 30, 2015
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Real Estate Income Strategy (Daily NAV), Inc. (the “Company”) is a Maryland corporation, incorporated on July 27, 2010, that qualified, as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning in the taxable year ended December 31, 2012. Substantially all of the Company’s business is conducted through Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP (“Cole OP”), a Delaware limited partnership. The Company is the sole general partner of, and owns, directly or indirectly, 100% of the partnership interest in, Cole OP. The Company is externally managed by Cole Real Estate Income Strategy (Daily NAV) Advisors, LLC, a Delaware limited liability company (“Cole Advisors”), an affiliate of the Company’s sponsor, Cole Capital®, which is a trade name used to refer to a group of affiliated entities directly or indirectly controlled by VEREIT, Inc. (formerly known as American Realty Capital Properties, Inc.) (“VEREIT”), a self-managed publicly traded REIT, organized as a Maryland corporation, listed on the New York Stock Exchange (NYSE: VER). On February 7, 2014, VEREIT acquired Cole Real Estate Investments, Inc. (“Cole”), which, prior to its acquisition, indirectly owned and/or controlled the Company’s external advisor, Cole Advisors, the Company’s dealer manager, Cole Capital Corporation (“CCC”), the Company’s property manager, CREI Advisors, LLC (“CREI Advisors”), and Cole Capital. As a result of VEREIT’s acquisition of Cole, VEREIT indirectly owns and/or controls Cole Advisors, CCC, CREI Advisors and Cole Capital.
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
Effective September 4, 2015, T. Patrick Duncan resigned as a member of the Company’s board of directors. As a result of his resignation, the Company’s board of directors now has four members, three of whom are independent directors. Mr. Duncan resigned in order to devote more time and attention to other business activities, including his duties as a new member of the board of directors of Cole Credit Property Trust IV, Inc., and his resignation is not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.
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
The per share purchase price for each class of common stock varies from day-to-day and, on each business day, is equal to, for each class of common stock, the Company’s net asset value (“NAV”) for such class, divided by the number of shares of that class outstanding as of the close of business on such day, plus, for A Shares sold in the Primary Offering, applicable selling commissions. The Company’s NAV per share is calculated daily as of the close of business by an independent fund accountant using a process that reflects (1) estimated values of each of the Company’s commercial real estate assets, related liabilities and notes receivable secured by real estate provided periodically by the Company’s independent valuation expert in individual appraisal reports, (2) daily updates in the price of liquid assets for which third party market quotes are available, (3) accruals of daily distributions and (4) estimates of daily accruals, on a net basis, of operating revenues, expenses, debt service costs and fees. As of September 30, 2015, the NAV per share for W Shares, A Shares and I Shares was $18.16, $18.12 and $18.23, respectively. The Company’s NAV is not audited or reviewed by its independent registered public accounting firm.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2015

The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio primarily consisting of (1) necessity retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases and are strategically located throughout the United States and U.S. protectorates, (2) notes receivable secured by commercial real estate, including the origination of loans, and (3) cash, cash equivalents, other short-term investments and traded real estate-related securities. As of September 30, 2015, the Company owned 73 commercial properties located in 28 states, containing 1.6 million rentable square feet of commercial space, including the square feet of buildings which are on land subject to ground leases. As of September 30, 2015, these properties were 99.6% leased.
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
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. The Company has chosen to break out the details of (i) real estate tax expenses in the Company’s condensed consolidated statements of operations and (ii) straight-line rental income, in the Company’s condensed consolidated statement of cash flows.  As such, the corresponding prior period amounts have also been broken out into separate line items to conform to the current financial statement presentation. The reclassifications for the three and nine months ended September 30, 2014 had no effect on previously reported totals or subtotals.
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
Investment in and Recoverability of Real Estate Assets
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition, excluding acquisition related expenses, construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate assets and leasing costs. All repairs and maintenance are expensed as incurred.
The Company is required to make subjective assessments as to the useful lives of its depreciable assets. The Company considers the period of future benefit of each respective asset to determine the appropriate useful life of the assets. Real estate

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2015

assets, other than land, are depreciated or amortized on a straight-line basis. The estimated useful lives of the Company’s real estate assets by class are generally as follows:

Buildings	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. As of September 30, 2015, the Company noted potential impairment indicators at a property with an aggregate carrying value of $1.1 million due to a fire loss at the property. However, based on insurance coverage and the continued receipt of rental income from the tenant, the Company’s estimate of undiscounted cash flows indicated that such carrying amount was expected to be recovered as of September 30, 2015, and as such no impairment loss was recorded. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term, which may result in the need to record an impairment loss to reduce such asset to fair value. Any such impairment losses will affect the Company’s assets and stockholders’ equity, operating and net income. The evaluation of properties for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. No impairment indicators were identified and no impairment losses were recorded during the nine months ended September 30, 2014.
When developing estimates of expected future cash flows, the Company makes certain assumptions regarding future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the expected number of months it takes to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in estimating expected future cash flows could result in a different determination of the property’s expected future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the fair value of the real estate assets.
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of September 30, 2015 or December 31, 2014.
Allocation of Purchase Price of Real Estate Assets
Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their respective fair values. Acquisition related expenses are expensed as incurred. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and buildings). The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
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
September 30, 2015

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
The determination of the fair values of the real estate assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables. The use of alternative estimates may result in a different allocation of the Company’s purchase price, which could materially impact the Company’s results of operations.
Investment in Marketable Securities
Investment in marketable securities consists primarily of the Company’s investment in corporate and government debt securities. The Company determines the appropriate classification for debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of September 30, 2015, the Company classified its investments as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income.
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
September 30, 2015

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
Restricted Cash and Escrows
The Company had $512,000 in restricted cash as of September 30, 2015. Included in restricted cash were escrowed investor proceeds of $457,000 for which shares of common stock had not been issued as of September 30, 2015, and $55,000 in lender cash management accounts. As part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which funds in excess of the required minimum balance are disbursed on a weekly basis to the Company.
Cash and Cash Equivalents
As of September 30, 2015, the Company had cash on deposit, including restricted cash, at four financial institutions, three of which had Company deposits in excess of federally insured levels, totaling $13.0 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
Property Concentrations
As of September 30, 2015, no single tenant accounted for greater than 10% of the Company’s 2015 gross annualized rental revenues. Tenants in the discount store, drugstore, and grocery industries accounted for 16%, 11%, and 10%, respectively, of the Company’s 2015 gross annualized rental revenues. Additionally, the Company has certain geographic concentrations in its property holdings. In particular, as of September 30, 2015, six of the Company’s properties were located in Texas, and seven of the Company’s properties were located in Ohio, accounting for 12% and 10%, respectively, of the Company’s 2015 gross annualized rental revenues.
Derivative Instruments and Hedging Activities
The Company accounts for its derivative instruments at fair value. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. The change in fair value of the effective portion of any derivative instrument that is designated as a hedge is recorded as other comprehensive (loss) income. The changes in fair value for derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria are recorded as a gain or loss to operations.
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
The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the condensed consolidated unaudited statements of operations and comprehensive income (loss). As of September 30, 2015 and December 31, 2014, the Company did not have an allowance for uncollectible accounts.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2015

Earnings per Share
We have three classes of common stock with nonforfeitable dividend rights that are determined based on a different NAV for each class. Accordingly, we utilize the two-class method to determine our earnings per share, which results in the same earnings per share for each of the classes.
Recent Accounting Pronouncements
In May 2014, the U.S. Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605) and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers, including real estate sales, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB provided for a one-year deferral of the effective date for ASU 2014-09, which is now effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 15, 2016 and the interim periods within that year. The Company is currently evaluating the impact of the new standard on the Company’s condensed consolidated unaudited financial statements.
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
In April 2015, the FASB issued ASU No. 2015-03 Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation and Subsequent Measurement of Debt Issuance Costs (“ASU 2015-03”). The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than presenting the deferred charge as an asset. The previous requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, “Elements of Financial Statements”, which states that debt issuance costs are similar to debt discounts and effectively reduce the proceeds of borrowing, thereby increasing the effective interest rate. FASB Concepts Statement No. 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. After the update is adopted, debt disclosures would include the face amount of the debt liability and the effective interest rate. In August 2015, the FASB sought to clarify questions that arose after ASU 2015-03 was issued by issuing ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). The update clarifies that debt issuance costs related to securing a revolving line of credit may be presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Both ASU 2015-03 and ASU 2015-15 are effective for fiscal years beginning after December 15, 2015, and are to be applied retrospectively, with early adoption permitted. The Company is currently evaluating the impact of these new standards on the Company’s condensed consolidated unaudited financial statements.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which eliminates the requirement that an acquirer in a business combination retrospectively account for measurement-period adjustments. Measurement-period adjustments should be recognized during the period in which the adjustment amount is determined, including any earnings impact that the acquirer would have recorded in prior periods if the accounting was completed at the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this new standard on the Company’s condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2015

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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Line of credit and notes payable – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. As of September 30, 2015, the estimated fair value of the Company’s debt was $100.0 million compared to the carrying value of $100.3 million. As of December 31, 2014, the estimated fair value of the Company’s debt was $120.3 million, which approximated the carrying value on that date. The fair value of the Company’s debt is estimated using Level 2 inputs.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of September 30, 2015, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2015

In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2015	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Marketable securities	$4,623	$4,623	$—	$—
Financial liability:
Interest rate swaps	$(737)	$—	$(737)	$—

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Marketable Securities	$490	$490	$—	$—
NOTE 4 — REAL ESTATE ACQUISITIONS
2015 Property Acquisitions
During the nine months ended September 30, 2015, the Company acquired a 100% interest in three commercial properties for an aggregate purchase price of $7.3 million (the “2015 Acquisitions”). The Company purchased the 2015 Acquisitions with net proceeds from the Offering combined with proceeds from borrowings, as discussed in Note 7 to these condensed consolidated unaudited financial statements. The purchase price allocation for each of the Company’s acquisitions is preliminary and subject to change as it finalizes the allocation, which will be no later than twelve months from the acquisition date. The Company preliminarily allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed.
The following table summarizes the preliminary purchase price allocation for the properties purchased during the nine months ended September 30, 2015 (in thousands):

2015 Acquisitions
Land	$1,672
Building and improvements	4,910
Acquired in-place leases	759
Acquired below market leases	(21)
Total purchase price	$7,320
The Company recorded revenue of $55,000 and $58,000, respectively, and net loss of $23,000 and $42,000, respectively, for the three and nine months ended September 30, 2015 related to the 2015 Acquisitions. In addition, the Company recorded $150,000 and $217,000 of acquisition related expenses for the three and nine months ended September 30, 2015, which is included in acquisition related expenses on the condensed consolidated statement of operations.
The following information summarizes selected financial information of the Company as if the 2015 Acquisitions were completed on January 1, 2014 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Pro forma basis
Revenue	$4,832	$3,584	$14,505	$8,909
Net income	$1,195	$(37)	$7,749	$372
The pro forma information for the three and nine months ended September 30, 2015 was adjusted to exclude acquisition related expenses recorded during such periods related to the 2015 Acquisitions. Accordingly, these expenses were instead

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2015

recognized in the pro forma information for the nine months ended September 30, 2014. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transaction occurred at the beginning of 2014, nor does it purport to represent the results of future operations.
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

The Company recorded revenue of $1.2 million and $1.8 million, respectively, and a net loss of $192,000 and $579,000, respectively, for the three and nine months ended September 30, 2014 related to the 2014 Acquisitions. In addition, the Company recorded $639,000 and $1.2 million, respectively, of acquisition related expenses for the three and nine months ended September 30, 2014, which is included in acquisition related expenses and reimbursements, net on the condensed consolidated statement of operations.
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
Pro forma basis:
Revenue	$3,993	$3,158	$12,037	$8,526
Net income (loss)	$234	$(266)	$1,264	$(1,015)
The pro forma information for the three and nine months ended September 30, 2014 was adjusted to exclude acquisition related expenses recorded during such periods related to the 2014 Acquisitions. Accordingly, these expenses were instead recognized in the pro forma information for the nine months ended September 30, 2013. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2013, nor does it purport to represent the results of future operations.
NOTE 5 — MARKETABLE SECURITIES
The Company owned marketable securities with an estimated fair value of $4.6 million and $490,000 as of September 30, 2015 and December 31, 2014, respectively. The following is a summary of the Company’s available-for-sale securities as of September 30, 2015 (in thousands):

	Available-for-Sale Securities
	Amortized Cost Basis	Unrealized Loss	Fair Value
U.S. Treasury Bonds	$933	$8	$941
U.S. Agency Bonds	1,134	1	1,135
Corporate Bonds	2,582	(35)	2,547
Total available-for-sale securities	$4,649	$(26)	$4,623

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2015

The following table provides the activity for the marketable securities during the nine months ended September 30, 2015 (in thousands):

	Amortized Cost Basis	Unrealized Gain (Loss)	Fair Value
Marketable securities as of December 31, 2014	$487	$3	$490
Face value of marketable securities acquired	5,765	—	5,765
Premiums and discounts on purchase of marketable securities, net of acquisition costs	134	—	134
Amortization on marketable securities	(8)	—	(8)
Sales and maturities of securities	(1,729)	—	(1,729)
Decrease in fair value of marketable securities	—	(29)	(29)
Marketable securities as of September 30, 2015	$4,649	$(26)	$4,623
During the nine months ended September 30, 2015, the Company sold 48 marketable securities for aggregate proceeds of $1.7 million and realized a loss of $12,000. In addition, the Company recorded an unrealized loss of $29,000 on its investments, which is included in accumulated other comprehensive income on the accompanying condensed consolidated unaudited statement of stockholders’ equity for the nine months ended September 30, 2015 and the condensed consolidated unaudited balance sheet as of September 30, 2015.
The scheduled maturities of the Company’s marketable securities as of September 30, 2015 are as follows (in thousands):

	Available-for-Sale Securities
	Amortized Cost	Estimated Fair Value
Due within one year	$377	$377
Due after one year through five years	1,244	1,244
Due after five years through ten years	2,305	2,279
Due after ten years	723	723
Total	$4,649	$4,623
Actual maturities of marketable securities can differ from contractual maturities because borrowers on certain debt securities may have the right to prepay their respective debt obligations at any time. In addition, factors such as prepayments and interest rates may affect the yields on such securities.
NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the nine months ended September 30, 2015, the Company entered into one interest rate swap agreement. The following table summarizes the terms of the Company’s executed swap agreements designated as hedging instruments as of September 30, 2015 (in thousands). The Company did not have any executed swap agreements as of September 30, 2014.

		Outstanding Notional Amount as of	Interest	Effective	Maturity	Fair Value of Liabilities as of
	Balance Sheet Location	September 30, 2015	Rate (1)	Date	Date	September 30, 2015
Interest Rate Swaps	Derivative liability, deferred rental income, and other liabilities	$40,000	3.49%	6/30/2015	9/12/2019	$(737)

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

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2015

Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges, to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the effective portion of the derivative instruments that are designated as hedges is recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable-rate debt, and for the three and nine months ended September 30, 2015 was $137,000. Any ineffective portion of the change in fair value of the derivative instruments is recorded in interest expense. During the next 12 months, the Company estimates that an additional $462,000 will be reclassified from other comprehensive income (loss) as an increase to interest expense.
The following table summarizes the unrealized loss on the Company’s derivative instruments and hedging activities for the three and nine months ended September 30, 2015 (in thousands). The Company did not own any derivative instruments for the three and nine months ended September 30, 2014.

	Amount of Loss Recognized as Other Comprehensive Loss
Derivatives in Cash Flow Hedging Relationships	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Interest Rate Swaps (1)	$(563)	$(737)
(1) There were no portions of the change in the fair value of the interest rate swaps that were considered ineffective during the nine months ended September 30, 2015.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations, under the agreements at their aggregate termination value, inclusive of interest payments, of $751,000, which includes accrued interest, at September 30, 2015. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of September 30, 2015.
NOTE 7 — LINES OF CREDIT AND NOTES PAYABLE
As of September 30, 2015, the Company had $100.3 million of debt outstanding, with weighted average years to maturity of 5.9 years and a weighted average interest rate of 3.19%. The following table summarizes the debt activity for the nine months ended September 30, 2015 and the debt balances as of September 30, 2015 and December 31, 2014 (in thousands):

		During the Nine Months Ended September 30, 2015
	Balance as of December 31, 2014	Debt Issuance	Repayments	Balance as of September 30, 2015
Line of credit	$100,000	$23,000	$(83,000)	$40,000
Fixed rate debt	20,304	39,950	—	60,254
Line of credit with affiliate	—	10,000	(10,000)	—
Total	$120,304	$72,950	$(93,000)	$100,254
The Company entered into an amended and restated credit agreement (the “Amended Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent (“JPMorgan Chase”), U.S. Bank National Association, Bank of Arizona and other lending institutions that may become parties to the Amended Credit Agreement. The agreement increased the credit facility to $125.0 million, and allows the Company to borrow up to $85.0 million in revolving loans (the “Revolving Loans”), and includes a $40.0 million term loan (the “Term Loan”), collectively the line of credit (the “Line of Credit”). The Term Loan matures on September 12, 2019 and the Revolving Loans mature on September 12, 2017; however the Company may elect to extend the maturity date for the Revolving Loans to September 12, 2019, subject to satisfying certain conditions described in the Amended Credit Agreement. The maximum amount outstanding is not to exceed the borrowing base (the “Borrowing Base”), calculated as 65% of the aggregate value allocated to each qualified property comprising eligible collateral (collectively, the “Qualified Properties”) during the period from September 30, 2014 through September 11, 2015 and 60% of the Qualified Properties during the period from September 12, 2015 to maturity. As of September 30, 2015, the Company had $40.0 million of debt outstanding and $23.3 million available for borrowing under the Line of Credit, based on the then-current

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2015

Borrowing Base. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the Line of Credit was $117.4 million as of September 30, 2015.
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
The Company executed a swap agreement on certain cash flows related to variable rate debt, which is currently associated with the $40.0 million Term Loan, (the “Swapped Term Loan”), which had the effect of fixing the variable interest rate per annum on June 30, 2015 through the maturity date of the loan at 1.53% (the “Swap Rate”). Based on the Company’s leverage ratio, the Swapped Term Loan bears interest at the Swap Rate plus the applicable spread, which totaled 3.49% as of September 30, 2015.
The Amended Credit Agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements and dividend payout and REIT status requirements. The Amended Credit Agreement also includes usual and customary events of default and remedies for facilities of this nature. Based on the Company’s analysis and review of its results of operations and financial condition, as of September 30, 2015, the Company believes it was in compliance with the covenants of the Amended Credit Agreement.
As of September 30, 2015, the fixed rate debt outstanding of $60.3 million has interest rates ranging from 3.81% to 4.05% per annum. The debt outstanding matures on various dates from October 2021 to February 2025. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $99.1 million as of September 30, 2015. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
On December 16, 2014, the Company entered into a $20.0 million unsecured revolving line of credit with Series C, LLC, an affiliate of the Company’s advisor (the “Series C Line of Credit”). The Series C Line of Credit bears interest at a rate per annum equal to the one-month LIBOR plus 2.45% with accrued interest payable monthly in arrears and principal due upon maturity on December 15, 2015. In the event the Series C Line of Credit is not paid off on the maturity date, the loan includes default provisions. The Series C Line of Credit has been approved by a majority of the Company’s board of directors (including a majority of the independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to the Company than a comparable loan between unaffiliated parties under the same circumstances. As of September 30, 2015, the Company had no amounts outstanding on the Series C Line of Credit and $20.0 million available for borrowing.
NOTE 8 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2015

Purchase Commitments
As of September 30, 2015, the Company had entered into purchase agreements with unaffiliated third-party sellers to acquire a 100% interest in four retail properties, subject to meeting certain criteria, for an aggregate purchase price of $21.9 million, exclusive of closing costs. As of September 30, 2015, the Company had $585,000 of property escrow deposits held by escrow agents in connection with these future property acquisitions, all of which may be forfeited under certain circumstances if the transactions are not completed.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. In addition, the Company may own or acquire certain properties that are subject to environmental remediation. Generally, the seller of the property, the tenant of the property and/or another third party is responsible for environmental remediation costs related to a property subject to environmental remediation.  Additionally, in connection with the purchase of certain properties, the respective sellers and/or tenants may agree to indemnify the Company against future remediation costs. The Company also carries environmental liability insurance on its properties that provides limited coverage for any remediation liability or pollution liability for third-party bodily injury or property damage claims for which the Company may be liable.  The Company is not aware of any environmental matters which it believes are reasonably likely to have a material effect on its results of operations, financial condition or liquidity.
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
All organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, the distribution fee and the dealer manager fee) are paid for by Cole Advisors or its affiliates and can be reimbursed by the Company up to 0.75% of the aggregate gross offering proceeds, excluding selling commissions charged on A Shares sold in the Primary Offering. As of September 30, 2015, Cole Advisors or its affiliates had paid organization and offering costs in excess of the 0.75% in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable to Cole Advisors.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2015

The Company recorded commissions, fees and expense reimbursements as shown in the table below for services provided by Cole Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Offering:
Selling commissions	$18	$259	$63	$478
Selling commissions reallowed by CCC	$18	$259	$63	$478
Distribution fees	$23	$12	$63	$17
Distribution fees reallowed by CCC	$23	$9	$57	$11
Dealer manager fees	$196	$159	$547	$382
Dealer manager fees reallowed by CCC	$22	$12	$71	$20
Organization and offering expense reimbursement	$115	$171	$230	$440
As of September 30, 2015, $334,000 had been incurred, but not yet paid, for services provided by Cole Advisors or its affiliates in connection with the offering stage of the Offering and was a liability of the Company.
Acquisitions, Operations and Performance
The Company pays Cole Advisors an asset-based advisory fee that is payable in arrears on a monthly basis and accrues daily in an amount equal to 1/365th of 0.90% of the Company’s NAV for each class of common stock, for each day.
The Company reimburses Cole Advisors for the operating expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse for any amount by which its operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceeds the greater of (1) 2% of average invested assets; or (2) 25% of net income, other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period.
In addition, the Company reimburses Cole Advisors for all out-of-pocket expenses incurred in connection with the acquisition of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be reimbursed to Cole Advisors or its affiliates. Acquisition expenses, together with any acquisition fees paid to third parties for a particular real estate-related asset, will in no event exceed 6% of the gross purchase price of such asset.
Cole Advisors implemented an expense cap for the three months ended December 31, 2013, which has been continued for the nine months ended September 30, 2015 and will be continued for the three months ending December 31, 2015, whereby Cole Advisors funds all general and administrative expenses of the Company that are in excess of an amount calculated by multiplying the average NAV for the respective three month period by an annualized rate of 1.25% (the “Excess G&A”). General and administrative expenses, as presented in these condensed consolidated unaudited financial statements, include, but are not limited to, legal fees, audit fees, board of directors costs, professional fees, escrow and trustee fees, insurance, state franchise and income taxes and fees for unused amounts on the Line of Credit. At Cole Advisors’ discretion, it may fund the Excess G&A through reimbursement to the Company or payment to third parties on behalf of the Company, but in no event will the Company be liable to Cole Advisors in future periods for such historical amounts paid or reimbursed. During the three and nine months ended September 30, 2015, the Company incurred $264,000 and $485,000, respectively, of Excess G&A which will be reimbursed by Cole Advisors, of which $264,000 had not been reimbursed and was due to the Company as of September 30, 2015. As of September 30, 2015, the $264,000 was included as a reduction to due to affiliates on the condensed consolidated unaudited balance sheets.
As compensation for services provided pursuant to the advisory agreement, the Company also pays Cole Advisors a performance-based fee calculated based on the Company’s annual total return to stockholders for each class of common stock (defined below), payable annually in arrears. The performance fee is calculated such that for any calendar year in which the total return per share for a particular class exceeds 6% (the “6% Return”), Cole Advisors receives 25% of the excess total return on such class above the 6% Return allocable to that class, but in no event will the Company pay Cole Advisors more than 10% of the aggregate total return, for that class, for such year. However, in the event the NAV per share of the Company’s W Shares, A Shares or I Shares decreases below the base NAV for the respective share class ($15.00, $16.72 and $16.82 for the W Shares, A Shares and I Shares, respectively) (the “Base NAV”), the performance-based fee for a respective class will not be calculated on any increase in NAV up to the Base NAV for the respective share class. In addition, the performance fee will not be paid

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2015

with respect to any calendar year in which the NAV per share as of the last business day of the calendar year (the “Ending NAV”) for the respective share class is less than the Base NAV of that class. The Base NAV of any share class is subject to downward adjustment in the event that the Company’s board of directors, including a majority of the independent directors, determines that such an adjustment is necessary to provide an appropriate incentive to Cole Advisors to perform in a manner that seeks to maximize stockholder value and is in the best interests of the Company’s stockholders. In the event of any stock dividend, stock split, recapitalization or similar change in the Company’s capital structure, the Base NAV for the respective share class shall be ratably adjusted to reflect the effect of any such event.
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
The Company recorded fees and expense reimbursements as shown in the table below for services provided by Cole Advisors or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Acquisitions, Operations and Performance:
Acquisition expenses	$95	$151	$135	$286
Advisory fee	$331	$263	$921	$635
Operating expense reimbursement	$—	$—	$—	$—
Performance fee	$362	$41	$765	$41
As of September 30, 2015, $1.2 million had been incurred, but not yet paid, for services provided by Cole Advisors or its affiliates in connection with the acquisitions and operations stage and was a liability of the Company. Cole Advisors waived its right to receive operating expense reimbursements for the three and nine months ended September 30, 2015 and 2014; accordingly, the Company did not reimburse Cole Advisors for any such expenses during the three and nine months ended September 30, 2015 and 2014. During the nine months ended September 30, 2015, Cole Advisors permanently waived its right to operating and other expense reimbursements totaling $960,000, and thus the Company is not responsible for this amount.
Due to Affiliates
As of September 30, 2015, $1.3 million was due to Cole Advisors and its affiliates primarily related to performance fee, advisory, distribution and dealer manager fees and the reimbursement of organization, offering and acquisition expenses as well as platform fees, net of amounts owed by Cole Advisors of $264,000, which were included in amounts due to affiliates on the condensed consolidated unaudited balance sheet. As of December 31, 2014, $1.8 million was due to Cole Advisors and its affiliates related to performance fees, advisory, distribution and dealer manager fees, the reimbursement of organization and offering expenses, and escrow deposits that were paid on the Company’s behalf in connection with the acquisition of the Company’s properties, which were included in amounts due to affiliates on the condensed consolidated unaudited balance sheet.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2015

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
NOTE 11 — PROPERTY DISPOSITIONS

During the nine months ended September 30, 2015, the Company disposed of four single-tenant properties and one anchored shopping center, for an aggregate gross sales price of $21.9 million and a gain of $5.6 million. No disposition fees were paid to affiliates in connection with the sale of the properties and the Company has no continuing involvement with these properties. The gain on sale of real estate is included in gain on disposition of real estate, net in the condensed consolidated unaudited statements of operations for all periods presented.
NOTE 12 — SUBSEQUENT EVENTS
Status of the Offering
As of November 10, 2015, the Company had received $179.2 million in gross offering proceeds through the issuance of approximately 10.6 million shares of its common stock in the Offering (including shares issued pursuant to the DRIP).
Investment in Real Estate Assets
Subsequent to September 30, 2015, the Company acquired a 100% interest in one real estate property for an aggregate purchase price of $3.6 million. The acquisition was funded with proceeds from the Offering. The Company has not completed its initial purchase price allocation with respect to this property and therefore cannot provide the disclosure for this property in Note 4 to these condensed consolidated unaudited financial statements.
Share Redemptions
Subsequent to September 30, 2015 and through November 10, 2015, the Company redeemed approximately 151,000 shares for $2.7 million.
Line of Credit
As of November 10, 2015, the Company had $40.0 million outstanding under the Line of Credit and $43.3 million available for borrowing under the Line of Credit and the Series C Line of Credit.
Cap on General and Administrative Expenses
As discussed in Note 9 to these condensed consolidated unaudited financial statements, Cole Advisors stated that it will continue the existing expense cap for the three months ending December 31, 2015, whereby Cole Advisors will fund all Excess G&A of the Company for such period.

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
As of September 30, 2015, we owned 73 properties located in 28 states, comprised of 1.6 million rentable square feet of commercial space, including the square footage of buildings which are on land subject to ground leases. Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property indebtedness and acquisition and operating expenses. Rental and other property income accounted for 88% and 94% of our total revenue for each of the three months ended September 30, 2015 and 2014, and 91% and 93% of our total revenue for the nine months ended September 30, 2015 and 2014, respectively. As 99.6% of our rentable square feet was under lease as of September 30, 2015 with a weighted average remaining lease term of 11.4 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Cole Advisors regularly monitors the creditworthiness of each of our tenants by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease. In addition, as of September 30, 2015, the net debt leverage ratio of our consolidated real estate assets, which is the ratio of debt, less cash and cash equivalents, to total gross real estate assets net of gross intangible lease liabilities, was 39.3%.
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
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. Due to the volume of acquisitions during the periods presented, a discussion of same store sales is not considered meaningful and as such is not included in the results of operations. The following table shows the property statistics of our consolidated real estate assets as of September 30, 2015 and 2014:

	As of September 30,
	2015	2014
Number of properties	73	71
Approximate rentable square feet (1)	1.6 million	1.7 million
Percentage of rentable square feet leased	99.6%	99.6%

(1) Includes square feet of the buildings on land that are subject to ground leases.
The following table summarizes our consolidated real estate investment activity during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Properties acquired	2		18		3		39
Approximate purchase price of acquired properties	$6.5	million	$72.0	million	$7.3	million	$121.0	million
Approximate rentable square feet	18,000		672,000		25,000		1.0 million

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Revenue. Revenue increased $1.3 million to $4.7 million for the three months ended September 30, 2015, compared to $3.4 million for the three months ended September 30, 2014. Of this amount, rental and other property income increased $946,000 to $4.2 million for the three months ended September 30, 2015, compared to $3.2 million for the three months ended September 30, 2014. The increase was primarily due to the acquisition of seven properties subsequent to September 30, 2014. We also recorded tenant reimbursement income of $547,000 related to certain operating expenses paid by us subject to reimbursement by tenants during the three months ended September 30, 2015, compared to $216,000 during the three months ended September 30, 2014. Interest income on marketable securities increased $26,000 to $28,000 for the three months ended September 30, 2015, compared to $2,000 for the three months ended September 30, 2014, due to an increase in the average outstanding investment in marketable securities of $4.4 million.
General and Administrative Expenses. General and administrative expenses increased $56,000 to $452,000 for the three months ended September 30, 2015, compared to $396,000 for the three months ended September 30, 2014, due to increased other professional fees, legal fees, state taxes and board of director fees. The primary general and administrative expense items are professional fees, board of directors costs, state franchise and income taxes, escrow and trustee fees, fees for unused amounts on the Line of Credit, and other licenses and fees. During the three months ended September 30, 2015, we incurred $264,000 of Excess G&A, which was reimbursed by our advisor subsequent to September 30, 2015.
Property Operating Expenses. Property operating expenses increased $68,000 to $162,000 for the three months ended September 30, 2015, compared to $94,000 for the three months ended September 30, 2014. The increase was primarily due to the acquisition activity subsequent to September 30, 2014. The primary property operating expense items are property repairs and maintenance and property insurance.
Real estate tax expenses. Real estate tax expenses increased $261,000 to $426,000 for the three months ended September 30, 2015, compared to $165,000 for the three months ended September 30, 2014. The increase was primarily due to higher property tax assessments at several of our properties subsequent to September 30, 2014.
Advisory Expenses. Advisory expenses increased $389,000 to $693,000 for the three months ended September 30, 2015, compared to $304,000 for the three months ended September 30, 2014, as we recorded advisory fees earned by our advisor pursuant to our advisory agreement due to an increase in our NAV, which was primarily a result of the issuance of common stock subsequent to September 30, 2014.
Acquisition Related Expenses. Acquisition related expenses decreased $489,000 to $150,000 for the three months ended September 30, 2015, compared to $639,000 for the three months ended September 30, 2014. The decrease was primarily due to two property acquisitions occurring during the three months ended September 30, 2015, compared to 18 property acquisitions during the three months ended September 30, 2014.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $324,000 to $1.5 million for the three months ended September 30, 2015, compared to $1.2 million for the three months ended September 30, 2014. The increase was primarily related to depreciation and amortization on seven properties acquired subsequent to September 30, 2014.
Gain on Disposition of Real Estate, Net. Gain on disposition real estate, net was $964,000 for the three months ended September 30, 2015, compared to no gain recorded for the three months ended September 30, 2014. The gain recorded was due to the disposition of one property during the three months ended September 30, 2015, for gross proceeds of $4.1 million. No dispositions occurred during the three months ended September 30, 2014.
Interest and Other Expense, Net. Interest and other expense, net increased $449,000 to $1.2 million for the three months ended September 30, 2015, compared to $703,000 for the three months ended September 30, 2014, primarily due to an increase of $19.7 million in our average outstanding debt balance for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Revenue. Revenue increased $5.6 million to $14.1 million for the nine months ended September 30, 2015, compared to $8.5 million for the nine months ended September 30, 2014. Of this amount, rental and other property income increased $5.0 million to $12.9 million for the nine months ended September 30, 2015, compared to $7.9 million for the nine months ended September 30, 2014. The increase was primarily due to the acquisition of 7 properties subsequent to September 30, 2014. We also recorded tenant reimbursement income of $1.2 million related to certain operating expenses paid by us subject to reimbursement by tenants during the nine months ended September 30, 2015, compared to $593,000 during the nine months ended September 30, 2014. Interest income on marketable securities increased $42,000 to $48,000 for the nine months ended September 30, 2015, compared to $6,000 for the nine months ended September 30, 2014, due to an increase in the average outstanding investment in marketable securities of $2.1 million.
General and Administrative Expenses. General and administrative expenses increased $369,000 to $1.3 million for the nine months ended September 30, 2015, compared to $936,000 for the nine months ended September 30, 2014, due to increased other professional fees, legal fees, state taxes and board of director fees. The primary general and administrative expense items are professional fees, board of directors costs, state franchise and income taxes, escrow and trustee fees, fees for unused amounts on the Line of Credit, and other licenses and fees. During the nine months ended September 30, 2015, we incurred $485,000 of Excess G&A, of which $264,000 was reimbursed by our advisor subsequent to September 30, 2015.
Property Operating Expenses. Property operating expenses increased $200,000 to $494,000 for the nine months ended September 30, 2015, compared to $294,000 for the nine months ended September 30, 2014. The increase was primarily due to an increase in reimbursable property repairs and maintenance expense subsequent to September 30, 2014. The primary property operating expense items are property repairs and maintenance and property insurance.
Real estate tax expenses. Real estate tax expenses increased $437,000 to $841,000 for the nine months ended September 30, 2015, compared to $404,000 for the nine months ended September 30, 2014. The increase was primarily due higher property tax assessments at several of our properties subsequent to September 30, 2014.
Advisory Expenses. Advisory expenses increased $1.0 million to $1.7 million for the nine months ended September 30, 2015, compared to $676,000 for the nine months ended September 30, 2014, as we recorded advisory fees owed to our advisor pursuant to our advisory agreement. The increase in advisory fees was primarily due to an increase in our NAV resulting from the issuance of common stock subsequent to September 30, 2014.
Acquisition Related Expenses. Acquisition related expenses decreased $1.0 million to $217,000 for the nine months ended September 30, 2015, compared to $1.2 million for the nine months ended September 30, 2014. The decrease was primarily due to three property acquisitions occurring during the nine months ended September 30, 2015, compared to 39 property acquisitions during the nine months ended September 30, 2014.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $1.8 million to $4.7 million for the nine months ended September 30, 2015, compared to $2.9 million for the nine months ended September 30, 2014. The increase was primarily related to depreciation and amortization on seven properties acquired subsequent to September 30, 2014.
Gain on Disposition of Real Estate, Net. Gain on disposition of real estate, net was $5.6 million for the nine months ended September 30, 2015, compared to no gain recorded for the nine months ended September 30, 2014. The increase was primarily related to the disposition of five properties during the nine months ended September 30, 2015. No dispositions occurred during the nine months ended September 30, 2014.
Interest and Other Expense, Net. Interest and other expense, net increased $1.2 million to $2.9 million for the nine months ended September 30, 2015, compared to $1.7 million for the nine months ended September 30, 2014, primarily due to an increase of $32.0 million in our average outstanding debt balance for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.
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

During the nine months ended September 30, 2015 and 2014, we paid distributions of $5.5 million and $3.8 million, respectively, including $2.4 million and $1.5 million, respectively, through the issuance of shares pursuant to the DRIP. Our distributions for the nine months ended September 30, 2015 were fully funded by cash flows from operations of $5.5 million. Our distributions for the nine months ended September 30, 2014 were fully funded by cash flows from operations. Net cash flows for the nine months ended September 30, 2015 and 2014 reflect a reduction of $217,000 and $1.2 million, respectively, for real estate acquisition related expenses incurred.
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
Our share redemption plan includes certain redemption limits, including a quarterly limit and, in some cases, an individual stockholder limit. During the nine months ended September 30, 2015, we received redemption requests for, and redeemed, a total of approximately 520,000 shares of our common stock for $9.4 million, comprised of approximately 462,800 W Shares and 57,200 A Shares of our common stock for $8.4 million and $1.0 million, respectively. From September 30, 2015 through November 10, 2015, the Company redeemed approximately 151,000 shares for $2.7 million.
We intend to fund share redemptions with available cash, proceeds from our liquid investments and proceeds from sales of additional shares. We may, after taking the interests of our Company as a whole and the interests of our remaining stockholders into consideration, use proceeds from any available sources at our disposal to satisfy redemption requests, including, but not limited to, proceeds from sales of additional shares, excess cash flow from operations, sales of our liquid investments, incurrence of indebtedness and, if necessary, proceeds from the disposition of real estate properties. In an effort to have adequate cash available to support our share redemption plan, Cole Advisors may determine to reserve borrowing capacity under the Line of Credit. Cole Advisors could then elect to borrow against the Line of Credit in part to redeem shares presented for redemption during periods when we do not have sufficient proceeds from the sale of shares in the Offering to fund all redemption requests.
Liquidity and Capital Resources
General
Our principal demands for funds will be for real estate investments, for the payment of acquisition related expenses, operating expenses, distributions and redemptions to stockholders and principal and interest on any current and any future indebtedness. Generally, cash needs for items other than acquisitions and acquisition related expenses will be generated from operations of our current and future investments. We expect to meet cash needs for acquisitions from the net proceeds of the Offering and from debt financings. The sources of our operating cash flows will primarily be driven by the rental income received from current and future leased properties. We expect to continue to raise capital through the Offering and to utilize such funds and future proceeds from secured or unsecured financing to complete future property acquisitions. Refer to Item 1A - Risk Factors in our annual report on Form 10-K for risks related to our ability to raise capital in the near term.
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

Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, distributions and redemptions to stockholders and interest on our outstanding debt. We expect to meet our short-term liquidity requirements through available cash, cash provided by property operations, proceeds from the Offering and borrowings from the Line of Credit or other borrowings. As of September 30, 2015, the Borrowing Base under the Line of Credit was $63.3 million and we had $23.3 million available for borrowing. As of November 10, 2015, we had $40.0 million outstanding under the Line of Credit and $23.3 million available for borrowing on the Line of Credit. We believe that the resources identified above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
The Term Loan matures on September 12, 2019 and the Revolving Loans mature on September 12, 2017; however, we may elect to extend the maturity date for the Revolving Loans to September 12, 2019, subject to satisfying certain conditions described in the Amended Credit Agreement. The Series C Line of Credit has a scheduled maturity of December 15, 2015; however, no amounts were outstanding as of November 10, 2015. As a result, we believe that the resources identified above will be sufficient to satisfy our short-term operating requirements, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
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
As of September 30, 2015, we had received and accepted subscriptions for approximately 9.9 million shares of common stock for gross proceeds of $167.9 million. As of September 30, 2015, we had redeemed approximately 1.6 million W Shares and 57,800 A Shares of common stock for $27.0 million and $1.0 million, respectively. No requests for I Share redemptions were received during the nine months ended September 30, 2015. No valid redemption requests received during the nine months ended September 30, 2015 went unfulfilled.
As of September 30, 2015, we had $100.3 million of debt outstanding and $43.3 million of available borrowings on the Line of Credit and the Series C Line of Credit. See Note 7 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt. Our contractual obligations as of September 30, 2015 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - line of credit (2)	$40,000	$—	$—	$40,000	$—
Interest payments - line of credit (3)	5,863	1,396	2,792	1,675	—
Principal payments - fixed debt rate	60,254	—	—	—	60,254
Interest payments - fixed debt rate	17,120	2,351	4,698	4,701	5,370
Total	$123,237	$3,747	$7,490	$46,376	$65,624

(1)	The table does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
Does not include the impact of any extension. We may elect to extend the maturity of the Line of Credit Revolving Loans for a period of 24 months upon the satisfaction of certain conditions in the Credit Agreement.

(3)	Payment obligations for the Line of Credit are based on the interest rate of 3.49% as of September 30, 2015.

Our charter prohibits us from incurring debt that would cause our borrowings to exceed 75% of our gross assets, valued at the aggregate cost (before depreciation and other non-cash reserves), unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report. In addition to this limitation in our charter, our board of directors has adopted a policy to further limit our aggregate borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets; provided however, that a majority of our board of directors (including a majority of the independent directors) has determined that, as a general policy, borrowing in excess of 60% of the greater of cost (before deducting depreciation and other non-cash reserves) or fair market value of our gross assets is justified and in the best interest of us and our stockholders during the early stages of our offering. The independent directors believe such borrowing levels are justified as higher debt levels during the offering stage may enable us to acquire properties earlier than we might otherwise be able to acquire them if we were to adhere to the 60% debt limitation, which could yield returns that are accretive to the portfolio. In addition, as we are in the offering stage, more equity could be raised in the future to reduce the debt levels. As of September 30, 2015, our ratio of debt to total gross real estate assets exceeded the 60% limitation, which was approved by our independent directors. After we have acquired a substantial portfolio, our advisor will target a leverage of 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets.
As of September 30, 2015, we had entered into purchase agreements with unaffiliated third-party sellers to acquire a 100% interest in four retail properties, subject to meeting certain criteria, for an aggregate purchase price of $21.9 million, exclusive of closing costs. As of September 30, 2015, we had $585,000 of property escrow deposits held by escrow agents in connection with these future property acquisitions, all of which may be forfeited under certain circumstances if the transactions are not completed. As of November 10, 2015, none of these escrow deposits had been forfeited.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities was $5.9 million for the nine months ended September 30, 2015, compared to $3.7 million for the nine months ended September 30, 2014. The increase was primarily due to an increase in net income before non-cash adjustments for depreciation, amortization of intangibles, amortization of deferred financing costs, gain on dispositions and amortization of discounts on marketable securities of $3.3 million, offset by a decrease in our working capital balances of $1.1 million. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash provided by investing activities increased $130.0 million to $8.5 million for the nine months ended September 30, 2015, compared to net cash used by investing activities of $(121.5) million for the nine months ended September 30, 2014. The increase in cash flow primarily relates to a decrease in cash paid for real estate assets of $113.9 million, and an increase in cash proceeds from the disposition of real estate assets of $21.4 million.
Financing Activities. Net cash used in financing activities increased $123.6 million to $(5.7) million for the nine months ended September 30, 2015, compared to net cash provided by financing activities of $117.9 million for the nine months ended September 30, 2014. The increase was primarily due to a decrease in net proceeds from the issuance of common stock of $28.9 million, an increase in redemptions of common stock of $6.3 million, and an increase in net repayments from borrowing facilities and notes payable of $88.9 million.
Election as a REIT
We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2012. From the date of our formation and until the day following the date on which we issued shares to stockholders other than our initial stockholder, we were a qualified subchapter S subsidiary of our initial stockholder, and therefore were disregarded as an entity separate from our initial stockholder for U.S. federal income tax purposes. To maintain our qualification as a REIT, we must continue to meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (determined without regard to the deduction for dividends paid and excluding certain non-cash items and net capital gains).
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
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the following:

•	Investment in and Recoverability of Real Estate Assets;

•	Allocation of Purchase Price of Real Estate Assets;

•	Derivative Instruments and Hedging Activities;

•	Revenue Recognition; and

•	Income Taxes.
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2014 and our critical accounting policies have not changed during the nine months ended September 30, 2015. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2014, and related notes thereto.
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
Subsequent Events
Certain events occurred subsequent to September 30, 2015 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 12 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that we expect to have a significant impact on our financial statements.

Off-Balance Sheet Arrangements
As of September 30, 2015 and December 31, 2014, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
As of September 30, 2015, we had no variable rate debt outstanding.
As of September 30, 2015, we had one interest rate swap agreement outstanding, which matures on September 12, 2019, with an aggregate notional amount of $40.0 million and an aggregate net fair value loss of $737,000. The fair value of this interest rate swap agreement is dependent upon existing market interest rates and swap spreads. As of September 30, 2015, an increase of 50 basis points in interest rates would result in a derivative asset of $20,000, representing a $758,000 net change. A decrease of 50 basis points would result in a derivative liability of $1.5 million, representing a $759,000 increase to the fair value of the net derivative liability.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2015 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2015, were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On December 6, 2011, the Initial Registration Statement for our public offering of up to $4.0 billion in shares of common stock was declared effective under the Securities Act. The Initial Registration Statement covered up to $3.5 billion in shares in a primary offering and up to $500.0 million in shares pursuant to the DRIP. On December 7, 2011, we satisfied the conditions of our escrow agreement and accepted the initial subscription for 666,667 W Shares of our common stock in the offering under the Initial Registration Statement, at a price of $15.00 per share, resulting in gross proceeds of $10.0 million. Additionally, as of September 30, 2015, we were authorized to issue 10.0 million shares of preferred stock, but none were issued or outstanding.
As of September 30, 2015, we had issued approximately 9.9 million shares in the Offering for gross proceeds of $167.9 million, out of which we have incurred $2.1 million in dealer manager fees, selling commissions and distribution fees and $1.3 million in organization and offering costs. With the net offering proceeds of $164.5 million and the borrowings from the Line of Credit and note payable, we acquired $221.3 million in real estate assets and incurred $3.0 million of acquisition related expenses. The Company did not make any sales of unregistered securities during the nine months ended September 30, 2015.
As of November 10, 2015, we have sold the following common shares and raised the following proceeds in connection with the Offering (dollar amounts in thousands):

	W Shares	A Shares	I Shares	Total
Primary Offering
Shares	8,598,903	1,098,633	522,041	10,219,577
Proceeds	$145,110	$18,935	$9,188	$173,233
Distribution Reinvestment Plan
Shares	278,943	36,698	24,667	340,308
Proceeds	$4,870	$651	$436	$5,957
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

The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest. During the three months ended September 30, 2015, we redeemed shares as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2015
W Shares	86,509	$18.16	86,509	(1)
A Shares	8,363	$18.16	8,363	(1)
August 1 - August 31, 2015
W Shares	73,379	$18.12	73,379	(1)
A Shares	14,164	$18.14	14,164	(1)
September 1 - September 30, 2015
W Shares	30,074	$18.08	30,074	(1)
A Shares	—	$—	—	(1)
Total	212,489		212,489	(1)

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
No events occurred during the three months ended September 30, 2015 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
No events occurred during the three months ended September 30, 2015 that would require a response to this item.

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
Date: November 13, 2015

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

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