Form 10-K
period 2015-12-31
COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
filed 2016-03-29
CIK 1498542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There is no established market for the registrant’s shares of common stock. There were approximately 7.3 million shares of common stock held by non-affiliates as of June 30, 2015, for an aggregate market value of $132.3 million, based upon an average net asset value per share of $18.18 as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter.
As of March 24, 2016, there were approximately 8.7 million shares of Wrap Class common stock, approximately 1.9 million shares of Advisor Class common stock and approximately 663,000 shares of Institutional Class common stock, par value $0.01 each, of Cole Real Estate Income Strategy (Daily NAV), Inc. outstanding.
Documents Incorporated by Reference:
The Registrant incorporates by reference portions of the Cole Real Estate Income Strategy (Daily NAV), Inc. definitive proxy statement to be filed with the SEC with respect to the Registrant’s 2016 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K of Cole Real Estate Income Strategy (Daily NAV), Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words.
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

•our ability to raise a substantial amount of capital in the near term;
•our ability to access sources of liquidity when we have the need to fund redemptions of common stock in excess of the proceeds from the sales of shares of our common stock in our continuous offering and the consequential risk that we may not have the resources to satisfy redemption requests;
•our ability to effectively deploy the proceeds raised in our public offering;
•our ability to make property sector allocations of our properties consistent with our present expectations;

•	legislative or regulatory changes (including changes to the laws governing the taxation of REITs); and

•	changes to accounting principles generally accepted in the United States of America (“GAAP”).

•	Our sponsor may be unable to fully reestablish the financial network which previously supported us.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission (the “SEC”). Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in Part I, Item 1A — Risk Factors of this Annual Report on Form 10-K.

PART I
ITEM 1.    BUSINESS
Formation
Cole Real Estate Income Strategy (Daily NAV), Inc. (the “Company,” “we,” “our” or “us”) is a Maryland corporation that was formed on July 27, 2010, our date of inception, which has elected to be taxed, and currently qualifies, as a REIT for federal income tax purposes. We were organized to primarily acquire and operate a diversified portfolio of necessity retail, office and industrial properties that are anchored by creditworthy tenants under long-term net leases, and are strategically located throughout the United States and U.S. protectorates. As of December 31, 2015, we owned 77 commercial properties located in 29 states, comprising 1.9 million rentable square feet of commercial space, which includes the rentable square feet of buildings on land subject to ground leases. As of December 31, 2015, these properties were 99.1% leased.
Substantially all of our business is conducted through our operating partnership, Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP, a Delaware limited partnership (“Cole OP”). We are the sole general partner of and own, directly or indirectly, 100% of the partnership interest in Cole OP. We are externally managed by Cole Real Estate Income Strategy (Daily NAV) Advisors, LLC, a Delaware limited liability company (“Cole Advisors”), an affiliate of the Company’s sponsor, Cole Capital®, which is a trade name used to refer to a group of affiliated entities directly or indirectly controlled by VEREIT, Inc. (“VEREIT”), a widely held public company whose shares of common stock are listed on the New York Stock Exchange (NYSE: VER). VEREIT indirectly owns and/or controls our external advisor, Cole Advisors, our dealer manager, Cole Capital Corporation (“CCC”), our property manager, CREI Advisors, LLC (“CREI Advisors”), and our sponsor, Cole Capital (“Cole Capital”).
Cole Capital has sponsored various real estate investment programs. Cole Advisors acts as our advisor pursuant to an advisory agreement with us, and is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf. Our charter provides that our independent directors are responsible for reviewing the performance of our advisor and determining whether the compensation paid to our advisor and its affiliates is reasonable. The advisory agreement with Cole Advisors is for a one-year term and is reconsidered on an annual basis by our board of directors. We have no paid employees and rely upon our advisor and its affiliates to provide substantially all of our day-to-day management.
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
Our board of directors, including our independent directors, has adopted investment policies. Our directors will formally review at a duly called meeting our investment policies on an annual basis and our portfolio on a quarterly basis or, in each case, more often as they deem appropriate. Except to the extent that investment policies and limitations are included in our charter, our board of directors may revise our investment policies without the approval of our stockholders. Investment policies that are provided in our charter may only be amended by a vote of stockholders holding a majority of our outstanding shares, unless the amendments do not adversely affect the rights, preferences and privileges of our stockholders. Our investment policies delegate to our advisor broad authority to execute real estate property acquisitions and dispositions. Our board of directors will at all times have ultimate oversight over our investments and may change from time to time the scope of authority delegated to our advisor with respect to acquisition and disposition transactions.

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

For example, distribution facilities, warehouses, manufacturing plants and corporate or regional headquarters are often considered to be necessity office and industrial properties. We believe that necessity office and industrial properties provide a strong level of stability because they typically involve long-term leases and experience relatively low tenant turnover. We also believe that, as a result of recent and ongoing business developments, such as the role of the internet in the distribution of products, globalization of importing and exporting products and consolidation of businesses requiring office buildings to accommodate a single tenant, there is, and we expect there will continue to be, increasing demand by commercial tenants for necessity office and industrial properties.
For over three decades, our sponsor has developed and utilized this investment approach in acquiring and managing core commercial real estate assets primarily in the retail sector but also in the office and industrial sectors. We believe that our sponsor’s experience in assembling real estate portfolios, which principally focus on national and regional creditworthy tenants subject to long-term leases, provides us with a competitive advantage. In addition, our sponsor has built a business of approximately 350 employees who are experienced in the various aspects of acquiring, financing and managing commercial real estate, and we believe that our access to these resources provides us with a competitive advantage.
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
We have and intend to continue to incur debt to acquire properties where our advisor determines that incurring such debt is in our best interests, and in the best interests of our stockholders. In addition, from time to time, we acquire some properties without financing and later incur mortgage debt secured by one or more of such properties if favorable financing terms are available. We use the proceeds from these loans to acquire additional properties and maintain liquidity. See “— Borrowing Policies” below for a more detailed description of our borrowing intentions and limitations.
Retail Real Estate Properties. We expect the portion of our portfolio allocated to retail real estate properties will continue to focus on regional or national name brand retail businesses with creditworthy and established track records. It is our present intention to hold substantially all of the retail properties that we acquire for a period in excess of five years. We also pursue properties leased to tenants representing a variety of retail industries to avoid concentration in any one industry. These industries include all types of retail establishments, such as big box retailers, convenience stores, drug stores and restaurant properties. We expect that some of these investments will provide long-term value by virtue of their size, location, quality and condition, and lease characteristics. We currently expect that substantially all of our retail properties acquisitions will be in the United States, including U.S. protectorates.
We believe that focusing on the acquisition of single-tenant and multi-tenant necessity retail properties net leased to creditworthy tenants presents lower investment risks and greater stability than many other sectors of today’s commercial real estate market. By acquiring a large number of single-tenant and multi-tenant retail properties, we believe that lower than expected results of operations from one or a few investments will not necessarily preclude our ability to realize our investment objective of cash flow from our overall portfolio. We believe this approach can result in less risk to investors than an investment approach that targets other asset classes. In addition, we believe that retail properties under long-term triple-net and double-net leases offer a distinct investment advantage since these properties generally require less management and operating capital, have less recurring tenant turnover and, with respect to single tenant properties, often offer superior locations that are less dependent on the financial stability of adjoining tenants. In addition, since we intend to acquire properties that are geographically diverse, we expect to minimize the potential adverse impact of economic slowdowns or downturns in local markets.

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
Moody’s ratings are forward-looking opinions of future relative creditworthiness, which considers, but is not limited to, franchise value, financial statement analysis and management quality. The rating given to a debt obligation describes the level of risk associated with receiving full and timely payment of principal and interest on that specific debt obligation and how that risk compares with that of all other debt obligations. The rating, therefore, provides one measure of the ability of a company to generate cash in the future.
A Moody’s debt rating of Baa3, which is the lowest investment grade rating given by Moody’s, is assigned to companies which, in Moody’s opinion, are subject to moderate credit risk and as such may possess certain speculative characteristics. A Moody’s debt rating of AAA, which is the highest investment grade rating given by Moody’s, is assigned to companies which, in Moody’s opinion, are of the highest quality and subject to the lowest level of credit risk.
Standard & Poor’s assigns a credit rating to companies and to each issuance or class of debt issued by a rated company. A Standard & Poor’s credit rating of BBB-, which is the lowest investment grade rating given by Standard & Poor’s, is assigned to companies that, in Standard & Poor’s opinion, exhibit adequate protection parameters. However, adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity of the company to meet its financial commitments. A Standard & Poor’s credit rating of AAA+, which is the highest investment grade rating given by Standard & Poor’s, is assigned to companies that, in Standard & Poor’s opinion, have extremely strong capacities to meet their financial commitments.
While we will utilize ratings by Moody’s and Standard & Poor’s as one factor in determining whether a tenant is creditworthy, our advisor will also consider other factors in determining whether a tenant is creditworthy, for the purpose of meeting our investment objectives. Our advisor’s underwriting process will also consider other information provided by third-

party analytical services, such as Moody’s CreditEdge, along with our advisor’s own analysis of the financial condition of the tenant and/or the guarantor, the operating history of the property with the tenant, the tenant’s market share and track record within the tenant’s industry segment, the general health and outlook of the tenant’s industry segment, the strength of the tenant’s management team and the terms and length of the lease at the time of the acquisition.
Description of Leases
We expect, in most instances, to continue to acquire tenant properties with existing double-net or triple-net leases. “Net” leases mean leases that typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, maintenance, insurance and building repairs related to the property, in addition to the lease payments. Triple-net leases typically require the tenant to pay all costs associated with a property in addition to the base rent and percentage rent, if any, including capital expenditures for the roof and the building structure. Double-net leases typically hold the landlord responsible for the capital expenditures for the roof and structure, while the tenant is responsible for all lease payments and remaining operating expenses associated with the property. Double-net and triple-net leases help ensure the predictability and stability of our expenses, which we believe will result in greater predictability and stability of our cash distributions to stockholders. Not all of our leases will be net leases. With respect to our multi-tenant properties, we expect to continue to have a variety of lease arrangements with tenants. Since each lease is an individually negotiated contract between two or more parties, each lease will have different obligations of both the landlord and the tenant. Many large national tenants have standard lease forms that generally do not vary from property to property. We will have limited ability to revise the terms of leases to those tenants. We have acquired and may continue to acquire properties subject to “gross” leases. “Gross” leases means leases that typically require the tenant to pay a flat rental amount, and we would pay for all property charges regularly incurred as a result of our owning the property. When spaces in a property become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we anticipate entering into net leases.
Typically, we expect to enter into leases that have existing terms of ten years or more; however, certain leases may have a shorter term. We may acquire properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is in an attractive location, if the property is difficult to replace, or if the property has other significant favorable real estate attributes. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases also will contain provisions that increase the amount of base rent payable at points during the lease term. We expect that many of our leases will contain periodic rent increases. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. Tenants will be required to provide proof of insurance by furnishing a certificate of insurance to our advisor on an annual basis. The insurance certificates will be tracked and reviewed for compliance by our advisor’s personnel responsible for property and risk management.
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
In general, if a lease is assigned or subleased, the original tenant remains fully liable under the lease unless we release that original tenant from its obligations.
We may enter into sale-leaseback transactions, pursuant to which we purchase properties and lease them back to the sellers of such properties. While we intend to use our best efforts to structure any such sale-leaseback transaction (as well as other leases) so that the lease will be characterized as a “true lease” and so that we are treated as the owner of the property for federal income tax purposes, the Internal Revenue Service (“IRS”) could challenge this characterization. In the event that any sale-leaseback transaction (or other leases) is re-characterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed and in certain circumstances we could lose our REIT status. See Part I, Item 1A — Risk Factors — Qualification as a REIT of this Annual Report on Form 10-K.

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
We have and may continue to enter into purchase and sale arrangements with a seller or developer of a suitable property under development or construction. In such cases, we are obligated to purchase the property at the completion of construction, provided that the construction conforms to definitive plans, specifications, and costs approved by us in advance. In such cases, prior to our acquiring the property, we generally receive a certificate of an architect, engineer or other appropriate party, stating that the property complies with all plans and specifications. If renovation or remodeling is required prior to the purchase of a property, we expect to pay a negotiated maximum amount to the seller upon completion.
In determining whether to purchase a particular property, we may, in accordance with customary practices, obtain an option to purchase such property. The amount paid for an option, if any, normally is forfeited if the property is not purchased and credited against the purchase price if the property is purchased.
In purchasing, leasing and developing properties, we will be subject to risks generally incident to the ownership of real estate. See Part I, Item 1A — Risk Factors — Risks Related to Investments in Real Estate in this Annual Report on Form 10-K.
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
Our advisor’s officers and key persons may have conflicts of interest in determining which real estate program sponsored by Cole Capital should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our advisor’s officers and key persons may face a conflict in structuring the terms of the relationship between our interests and the interests of any affiliated co-venturer and in managing the joint venture. Since some or all of our advisor’s officers and key persons may also advise the affiliated co-venturer, agreements and transactions between us and VEREIT or any other real estate programs sponsored by Cole Capital will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our investment in the joint venture.
We may enter into joint ventures with VEREIT, other real estate programs sponsored by Cole Capital, or with our sponsor, our advisor, one or more of our directors, or any of their respective affiliates, but only if a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and on substantially the same terms and conditions as those received by unaffiliated joint venturers, and the cost of our investment must be supported by a current third-party appraisal of the asset.

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

•
we may enter into a joint venture with third parties who have an executed lease with the developer who has an executed lease in place with the future tenant whereby we will provide a portion of the equity or debt financing;

•	we would accrue a preferred return during construction on any equity investment;

•	the properties will be developed by third parties; and

•
consistent with our general policy regarding joint venture investments, we would have an option or contract to purchase, or a right of first refusal to purchase, the property or the co-investor’s interest.

In the event that we elect to engage in development or construction projects, in order to help ensure performance by the builders of properties that are under construction, completion of such properties will be guaranteed at the contracted price by a completion guaranty, completion bond or performance bond. Our advisor may rely upon the substantial net worth of the contractor or developer or a personal guarantee accompanied by financial statements showing a substantial net worth provided by an affiliate of the person entering into the construction or development contract as an alternative to a completion bond or performance bond. Development of real estate properties is subject to risks relating to a builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables. Refer to Part I, Item 1A. Risk Factors — Risks Related to Investments in Real Estate included elsewhere in this Annual Report on Form 10-K.
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
We do not expect to make or invest in loans that are not directly or indirectly secured by real estate. We will not make or invest in mortgage loans on any one property if the aggregate amount of all mortgage loans outstanding on the property, including our loan, would exceed an amount equal to 85% of the appraised value of the property, as determined by an independent third-party appraiser, unless we find substantial justification due to other underwriting criteria. We may find such justification in connection with the purchase of loans in cases in which we believe there is a high probability of our foreclosure upon the property in order to acquire the underlying assets and in which the cost of the loan investment does not exceed the fair market value of the underlying property. We will not invest in or make loans unless an appraisal has been obtained concerning the underlying property, except for those loans insured or guaranteed by a government or government agency.
We may invest in first, second and third mortgage loans, mezzanine loans, bridge loans, wraparound mortgage loans, construction mortgage loans on real property, loans on leasehold interest mortgages, and commercial mortgage-backed securities (“CMBS”) held as long-term investments. However, we will not make or invest in any loans that are subordinate to any mortgage or equity interest of our advisor or any of its or our affiliates. We also may invest in participations in mortgage loans. A mezzanine loan is a loan made in respect of certain real property but is secured by a lien on the ownership interests of the entity that, directly or indirectly, owns the real property. A bridge loan is short-term financing, for an individual or business, until permanent or the next stage of financing can be obtained. Second mortgage and wraparound loans are secured by second or wraparound deeds of trust on real property that is already subject to prior mortgage indebtedness. A wraparound loan is one or more junior mortgage loans having a principal amount equal to the outstanding balance under the existing mortgage loan, plus the amount actually to be advanced under the wraparound mortgage loan. Under a wraparound loan, we would generally make principal and interest payments on behalf of the borrower to the holders of the prior mortgage loans. Third mortgage loans are secured by third deeds of trust on real property that is already subject to prior first and second mortgage indebtedness. Construction loans are loans made for either original development or renovation of property. Construction loans in which we would generally consider an investment would be secured by first deeds of trust on real property for terms of six months to two years. Loans on leasehold interests are secured by an assignment of the borrower’s leasehold interest in the particular real property. These loans are generally for terms of six months to 15 years. The leasehold interest loans are either amortized over a period that is shorter than the lease term or have a maturity date prior to the date the lease terminates. These loans would generally permit us to cure any default under the lease. Participations in mortgage loans are investments in partial interests of mortgages of the type described above that are made and administered by third-party mortgage lenders.
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
In addition, we will seek to obtain a customary lender’s title insurance policy or commitment as to the priority of the mortgage or condition of the title. We will also consider the REIT requirements under the Code, which may limit our ability to make certain loan investments. Because the factors considered, including the specific weight we place on each factor, will vary for each prospective loan investment, we do not, and are not able to, assign a specific weight or level of importance to any particular factor.
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
Liquid Investment Portfolio
Investment in Liquid Securities. To the extent permitted by the tax rules applicable to REITs, we intend for our liquid investment portfolio to primarily consist of U.S. government securities, agency securities and high quality corporate debt. We use the term “agency” to refer to a U.S. government agency such as the Government National Mortgage Association, or Ginnie Mae, or a federally-chartered corporation such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac.
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
We may also make investments in CMBS to the extent permitted by the tax rules applicable to REITs. CMBS are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. CMBS are generally pass-through certificates that represent beneficial ownership interests in common law trusts whose assets consist of defined portfolios of one or more commercial mortgage loans. They are typically issued in multiple tranches whereby the more senior classes are entitled to priority distributions from the trust’s income. Losses and other shortfalls from expected amounts to be received on the mortgage pool are borne by the most subordinate classes, which receive payments only after the more senior classes have received all principal and/or interest to which they are entitled. CMBS are subject to all of the risks of the underlying mortgage loans. We may invest in investment grade and non-investment grade CMBS classes.
Additionally, we may acquire exchange traded funds, or ETFs, and mutual funds focused on REITs and real estate companies. To a lesser extent we may also invest in traded securities that are unrelated to real estate and make other investments or enter into transactions designed to limit our exposure to market volatility, illiquidity, interest rate or other risks related to our real-estate related, equity or debt, securities subject to complying with the REIT requirements under the Internal Revenue Code of 1986, as amended (the “Code”).
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
At the same time, our advisor believes in utilizing leverage in a moderate fashion. Under our charter, we may not make or invest in mortgage loans, including construction loans, on any one property if the aggregate amount of all mortgage loans on such property would exceed an amount equal to 85% of the appraised value of such property unless substantial justification exists for exceeding such limit because of the presence of other underwriting criteria. Additionally, our charter limits our aggregate borrowings to 75% of the greater of cost (or 300% of net assets) (before deducting depreciation or other non-cash reserves) or market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Consistent with our advisor’s approach toward the moderate use of leverage, our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or market value of our gross assets, unless such borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. During the initial period of the Offering, our board of directors, including a majority of our independent directors has approved exceeding this limit because we are in the process of raising our equity capital to acquire our portfolio. After we have acquired a substantial portfolio, our advisor expects to target a leverage of 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets. As of December 31, 2015, our ratio of debt to total gross real estate assets net of gross intangible lease liabilities was 44.9% (39.3% including adjustment to debt for cash and cash equivalents).
Our advisor uses its best efforts to obtain financing on the most favorable terms available to us. Under certain circumstances, lenders may have recourse to assets not securing the repayment of the indebtedness. Our advisor may elect to refinance properties during the term of a loan only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing mortgage, when an existing mortgage matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of the refinancing may include increased cash flow resulting from reduced debt service requirements, an increase in dividend distributions from proceeds of the refinancing, if any, and an increase in property ownership if some refinancing proceeds are reinvested in real estate.
Our ability to increase our diversification through borrowing may be adversely impacted if banks and other lending institutions reduce the amount of funds available for loans secured by real estate. When interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, we may purchase properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time. To the extent that we do not obtain mortgage loans on our properties, our ability to acquire additional properties will be restricted and we may not be able to adequately diversify our portfolio. Refer to Part I, Item 1A. Risk Factors — Risk Associated with Debt Financing included elsewhere in this Annual Report on Form 10-K.
We may not borrow money from any of our directors, advisor or any of their affiliates unless such loan is approved by a majority of the directors not otherwise interested in the transaction (including a majority of the independent directors) as fair, competitive and commercially reasonable and no less favorable to us than a comparable loan between unaffiliated parties.
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
As of December 31, 2015, the Company had disposed of four single-tenant properties and one anchored shopping center, for an aggregate gross sales price of $21.9 million and a gain of $5.6 million.

Conflicts of Interest
We are subject to various conflicts of interest arising out of our relationship with our advisor and its affiliates, including conflicts related to the arrangements pursuant to which we compensate our advisor and its affiliates. Certain conflict resolution procedures are set forth in our charter and disclosed in our prospectus.
Our officers and affiliates of our advisor will try to balance our interests with the interests of VEREIT and other real estate programs sponsored by Cole Capital to whom they owe duties. However, to the extent that these persons take actions that are more favorable to other entities than to us, these actions could have a negative impact on our financial performance and, consequently, on distributions to our stockholders and the value of their investments.
Our independent directors have an obligation to act on our behalf and on behalf of our stockholders in all situations in which a conflict of interest may arise.
We are subject to conflicts of interest arising out of our relationship with VEREIT, which also has investment objectives, targeted assets, and legal and financial obligations similar to ours.
Interests in Other Real Estate Programs and Other Concurrent Offerings
Affiliates of Cole Advisors act as an advisor to, and certain of our executive officers and one of our directors act as executive officers and/or directors of Cole Credit Property Trust IV, Inc. (“CCPT IV”), Cole Credit Property Trust V, Inc. (“CCPT V”), and/or Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”), all of which are public, non-traded REITs offered, distributed and/or managed by affiliates of Cole Advisors. In addition, all of these REITs primarily focus on the acquisition and management of commercial properties subject to long-term net leases to creditworthy tenants and have acquired or may acquire assets similar to ours. VEREIT, CCPT IV, and CCPT V focus primarily on the retail sector, while CCIT II focuses primarily on the corporate office and industrial sectors. Nevertheless, the investment strategy used by each REIT would permit them to purchase certain properties that may also be suitable for our portfolio.
Former programs sponsored, distributed and managed by affiliates of our advisor were: Cole Corporate Income Trust, Inc. (“CCIT”), which merged with Select Income REIT, an unaffiliated publicly-listed REIT, on January 29, 2015; Cole Credit Property Trust, Inc. (“CCPT I”), which merged with VEREIT on May 19, 2014; and Cole Credit Property Trust II, Inc. (“CCPT II”), which merged with Spirit Realty Capital, Inc., an unaffiliated publicly-listed REIT, on July 17, 2013.
CCPT IV’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on January 26, 2012. CCPT IV is no longer offering shares for investment to the public as of the date of this Annual Report on Form 10-K. CCIT II’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on September 17, 2013. CCPT V’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on March 17, 2014.
VEREIT and any real estate program sponsored by Cole Capital, whether or not currently existing, could compete with us in the sale or operation of our assets. We will seek to achieve any operating efficiencies or similar savings that may result from affiliated management of competitive assets. However, to the extent such programs own or acquire property that is adjacent, or in close proximity, to a property we own, our property may compete with another programs property for tenants or purchasers.
Although our board of directors has adopted a policy limiting the types of transactions that we may enter into with Cole Advisors and its affiliates, including VEREIT and other real estate programs sponsored by Cole Capital, we may still enter into certain such transactions, which are subject to inherent conflicts of interest. Similarly, joint ventures involving affiliates of Cole Advisors also give rise to conflicts of interest. In addition, our board of directors may encounter conflicts of interest in enforcing our rights against our advisor or its affiliates in the event of a default by or disagreement with any of them or in invoking powers, rights or options pursuant to any agreement between us and our advisor, any of its affiliates, VEREIT or another real estate program sponsored by Cole Capital.
Other Activities of Cole Advisors and Its Affiliates
We rely on our advisor for the day-to-day operation of our business, pursuant to an advisory agreement. As a result of the interests of members of its management in VEREIT and other real estate programs sponsored by Cole Capital and the fact that they have also engaged, and will continue to engage, in other business activities, our advisor and its officers, key persons and respective affiliates may have conflicts of interest in allocating their time between us, VEREIT and other real estate programs sponsored by Cole Capital and other activities in which they are involved. However, our advisor believes that it and its affiliates have sufficient personnel to discharge fully their responsibilities to VEREIT and all of the real estate programs sponsored by Cole Capital and other ventures in which they are involved.

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
From time to time, we may borrow funds from affiliates of our advisor, including our sponsor, as bridge financing to enable us to acquire a property or for the purpose of providing short term financing as necessary to satisfy valid redemption requests under the Company’s share redemption plan, in either case when offering proceeds alone are insufficient to do so and third party financing has not been arranged. Any and all such transactions must be approved by a majority of our directors (including a majority of our independent directors) not otherwise interested in such transaction as fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties. Our advisor or its affiliates may pay costs on our behalf, pending our reimbursement, or we may defer payment of fees to our advisor or its affiliates, but neither of these transactions would be considered a loan.
Our charter does not prohibit us from entering into transactions other than those described above with our directors, our advisor, our sponsor or any of their affiliates, subject to compliance with the requirements set forth under “— Certain Conflict Resolution Procedures,” including approval by a majority of our directors (including a majority of the independent directors), not otherwise interested in such transactions as being fair and reasonable to us and no less favorable to us than comparable terms and conditions available from unaffiliated third parties. Although we do not currently anticipate entering into any such transactions, we may sell investments to or acquire investments from affiliates of our advisor, make loans to or borrow from affiliates of our advisor and lease assets to or from affiliates of our advisor. In addition, we would not be precluded from internalizing our advisor if our board of directors were to determine an internalization transaction to be in the best interests of our stockholders.
Competition in Acquiring, Leasing and Reselling of Properties
There is a risk that a potential investment would be suitable for VEREIT and one or more real estate programs sponsored by Cole Capital, in which case the officers of our advisor will have a conflict of interest allocating the investment opportunity to us, VEREIT or another program. There is a risk that our advisor will choose a property that provides lower returns to us than a property purchased by VEREIT or another real estate program sponsored by Cole Capital. However, in such event, our advisor, with oversight by our board of directors, will determine which program will be first presented with the opportunity. See “— Certain Conflict Resolution Procedures” for details of the factors used to make that determination. Additionally, our advisor may cause a prospective tenant to enter into a lease for property owned by VEREIT or another real estate program sponsored by Cole Capital. In the event that these conflicts arise, our best interests may not be met when persons acting on our behalf and on behalf of VEREIT or other real estate programs sponsored by Cole Capital decide whether to allocate any particular property to us, VEREIT or to another real estate program sponsored by Cole Capital.
Conflicts of interest will exist to the extent that we acquire, or seek to acquire, properties in the same geographic areas where properties owned by VEREIT or other real estate programs sponsored by Cole Capital are located. In such a case, a conflict could arise in the acquisition or leasing of properties in the event that we, VEREIT and/or another real estate program sponsored by Cole Capital were to compete for the same properties or tenants, or a conflict could arise in connection with the resale of properties in the event that we, VEREIT and/or another real estate program sponsored by Cole Capital were to attempt to sell similar properties at the same time including, in particular, in the event another real estate program sponsored by Cole Capital liquidates at approximately the same time as us. Conflicts of interest may also exist at such time as we or affiliates of our advisor managing property on our behalf seek to employ developers, contractors or building managers, as well as under other circumstances.
VEREIT or any other real estate program sponsored by Cole Capital, whether or not currently existing, might also compete with us in the sale of our assets. Our advisor and its affiliates will face conflicts of interest in determining which properties from which portfolios might be appropriate for sale to different potential purchasers.

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
In addition, the sale of our shares of common stock in the Offering will result in distribution fees and dealer manager fees to CCC, our dealer manager and an affiliate of our advisor. Further, our dealer manager may have a compensation program for its registered employees who market and sell this investment to participating broker-dealers that may be different from the compensation program it has for the marketing and sale of investments in other real estate programs sponsored by Cole Capital. Different compensation programs may result in CCC’s registered employees receiving different compensation for the marketing and sale of our investment than for the marketing and sale of other programs. Such a compensation program may create a conflict of interest by motivating our dealer manager’s registered employees to promote one investment over another investment sponsored by Cole Capital.
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

•
the advisory fee and performance fee that we pay to our advisor, which are based upon our NAV, given that our advisor will be involved in estimating certain accrued fees and expenses that are part of our NAV;

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
Cole Advisors has waived its right to receive certain operating expense reimbursements for the years ended December 31, 2015 and 2014. The Company has been advised that effective in 2016, the advisor does not intend to waive these fees.We will reimburse Cole Advisors and its affiliates for expenses incurred in connection with its provision of administrative, acquisition, property management, asset management, financing, accounting and investor relation services, including personnel costs, subject to certain limitations.
Reportable Segment
We operate on a consolidated basis in our commercial properties segment. See Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements in this Annual Report on Form 10-K.
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
Property Concentrations
As of December 31, 2015, no single tenant accounted for greater than 10% of our 2015 gross annualized rental revenues. Tenants in the discount store, manufacturing, and home and garden industries accounted for 13%, 12% and 11%, respectively, of our 2015 gross annualized rental revenues. Additionally, we have certain geographic concentrations in our property holdings. In particular, as of December 31, 2015, six of our properties were located in Texas accounting for 10% of our 2015 gross annualized rental revenues.
Environmental Matters
In connection with the ownership and operation of real estate, we potentially may be liable for costs and damages related to environmental matters. In addition, we may own or acquire certain properties that are subject to environmental remediation. Generally, the seller of the property, the tenant of the property and/or another third party is responsible for environmental remediation costs related to a property subject to environmental remediation.  Additionally, in connection with the purchase of certain properties, the respective sellers and/or tenants may agree to indemnify us against future remediation costs. We carry environmental liability insurance on our properties that will provide limited coverage for remediation liability and/or pollution liability for third-party bodily injury and/or property damage claims for which we may be liable.
We generally will not purchase any property unless and until we also obtain what is generally referred to as a “Phase I” environmental site assessment and are generally satisfied with the environmental status of the property. However, we may purchase a property without obtaining such assessment if our advisor determines the assessment is not necessary because there is an existing recent Phase I environmental site assessment. A Phase I environmental site assessment generally consists of a visual survey of the building and the property in an attempt to identify areas of potential environmental concerns, visually observing neighboring properties to assess surface conditions or activities that may have an adverse environmental impact on the property, interviewing the key site manager and/or property owner, contacting local governmental agency personnel and performing an environmental regulatory database search in an attempt to determine any known environmental concerns in, and in the immediate vicinity of, the property. A Phase I environmental site assessment does not generally include any sampling or testing of soil, ground water or building materials from the property and may not reveal all environmental hazards on a property.

In the event the Phase I environmental site assessment uncovers potential environmental problems with a property, our advisor will determine whether we will pursue the investment opportunity and whether we will have a “Phase II” environmental site assessment performed. The factors we may consider in determining whether to conduct a Phase II environmental site assessment include, but are not limited to, (1) the types of operations conducted on the property and surrounding property, (2) the time, duration and materials used during such operations, (3) the waste handling practices of any tenants or property owners, (4) the potential for hazardous substances to be released into the environment, (5) any history of environmental law violations on the subject property and surrounding property, (6) any documented environmental releases, (7) any observations from the consultant that conducted the Phase I environmental site assessment, and (8) whether any party (i.e., surrounding property owners, prior owners or tenants) may be responsible for addressing the environmental conditions. We will determine whether to conduct a Phase II environmental site assessment on a case by case basis.
We are not aware of any environmental matters which we believe are reasonably likely to have a material effect on our results of operations, financial condition or liquidity.
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
Investors should carefully consider the following factors, together with all the other information included in this Annual Report on Form 10-K, in evaluating the Company and our business. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected, and stockholders may lose all or part of their investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
Risks Related to Our Business
We are considered to be a “blind pool,” as we currently have not identified all of the specific properties and real estate-related investments that we intend to purchase. For this and other reasons, an investment in our shares is speculative.
Since we have not identified all of the specific properties that we may purchase with future offering proceeds, this is a “blind pool.” You will not be able to evaluate the economic merit of our additional investments until after these investments have been made. As a result, an investment in our shares is speculative.
A stockholder should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful in this market, we and our advisor must, among other things:

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
The purchase and redemption price for shares of our common stock is based on our NAV per share for each class each business day, which requires an estimate of the value of our assets and liabilities - consisting principally of illiquid commercial real estate and illiquid commercial real estate mortgages. Although quarterly valuations of each of our commercial real estate assets, related liabilities and notes receivable secured by real estate are performed by our independent valuation expert, our advisor also monitors our commercial real estate investments for events that may be expected to have a material impact on the most recent estimated values provided by our independent valuation expert. The valuation methodologies used to estimate the value of our commercial real estate assets, related liabilities and notes receivable secured by real estate involve subjective judgments, assumptions and opinions about future events, which may or may not turn out to be correct. Any resulting potential disparity in our NAV per share may be in favor of either stockholders who redeem their shares, or stockholders who buy new shares, or existing stockholders.
It may be difficult to reflect, fully and accurately, material events that may impact our daily NAV between quarterly valuations.
Since our independent fund accountant’s determination of our daily NAV per share for each class is based in part on quarterly estimates of the values of each of our commercial real estate assets, related liabilities and notes receivable secured by real estate provided periodically by the independent valuation expert in individual appraisal reports in accordance with valuation guidelines approved by our board of directors, our published NAV per share on any given day may not fully reflect any or all changes in value that may have occurred since the most recent quarterly valuation. Our advisor reviews appraisal reports and monitors our commercial real estate and notes receivable assets and liabilities, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our commercial real estate assets, notes receivable secured by real estate or related real estate liabilities between periodic valuations, or to quickly obtain complete information regarding any such events. For example, an unexpected termination or renewal of a material lease, a material change in vacancies or an unanticipated structural or environmental event at a property may cause the value of a commercial real estate asset to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and/or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is made available and can be analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Any resulting disparity may be to the detriment of a purchaser of our shares or a stockholder selling shares pursuant to our share redemption program.
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
An investment in shares of our common stock have limited liquidity and we are not required, through our charter or otherwise, to provide for a liquidity event. There is no public market for our shares of common stock and our limited redemption program may not have sufficient liquidity at all times to redeem stockholders’ shares.
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
During the year ended December 31, 2015, we paid distributions of $7.5 million, including $3.3 million through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the year ended December 31, 2015 was $8.2 million and reflected a reduction for real estate acquisition-related expenses incurred of $809,000. The distributions paid during the year ended December 31, 2015 were fully covered by cash flows from operating activities.
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
Historically, we have experienced net losses (calculated in accordance with GAAP) and we may not be profitable or realize growth in the value of our investments. Many of our losses can be attributed to start-up costs, general and administrative expenses, depreciation and amortization, as well as acquisition expenses incurred in connection with purchasing properties or making other investments. The extent of our future operating losses and the timing of when we will achieve profitability are uncertain, and together depend on the demand for, and value of, our portfolio of properties. We may never achieve or sustain profitability. For a further discussion of our operational history and the factors affecting our losses, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K and our accompanying consolidated financial statements and notes thereto.
An inability to restore or enter into selling agreements with key broker-dealers would impact our ability to raise capital in the near term.
VEREIT became the indirect parent of our sponsor, our advisor, our dealer manager and our property manager as a result of the merger of Cole and VEREIT on February 7, 2014. On October 29, 2014, VEREIT announced that, as a result of preliminary findings of an independent investigation being conducted by its audit committee, certain of VEREIT’s financial statements should no longer be relied upon. Subsequently, our dealer manager was advised by several of the broker-dealers participating in offerings sponsored by Cole Capital that they would suspend their selling dealer agreements with our dealer manager with respect to such offerings, and by certain prospective broker-dealers that, for a period of time, they would suspend their initial review of offerings sponsored by Cole Capital prior to entering into a selling dealer agreement with our dealer manager.
In March 2015, VEREIT announced the conclusions of the investigation and restated VEREIT’s financial statements for the year ended December 31, 2013 and the first and second quarters of 2014. VEREIT also reported the remedial actions it had taken and was continuing to take in response to the findings, and that the investigation did not identify any changes to the financial statements or operations of the Cole Capital sponsored non-traded REITs. In February 2016, VEREIT filed its annual report for the year ended December 31, 2015, in which VEREIT’s management concluded that all of the material weaknesses disclosed in VEREIT’s annual report for the fiscal year ended December 31, 2014 have been fully remediated; however, there can be no guarantee as to the effectiveness of VEREIT’s disclosure controls and procedures and there can be no assurance that VEREIT’s internal control over financial reporting will not be subject to material weaknesses in the future.
The suspension of selling agreements by broker-dealers participating in the Offering has had a negative impact on our ability to raise additional capital. VEREIT has reported that it is committed to supporting the efforts of our sponsor, Cole Capital, to restore relationships with broker-dealers participating in offerings sponsored by Cole Capital, including the Offering. If our sponsor’s efforts are not successful and broker-dealers do not otherwise enter into selling agreements with our dealer manager, or are delayed in entering into selling agreements with our dealer manager, we may not be able to raise a substantial amount of capital. If we are not able to raise a substantial amount of capital, we may have difficulty in identifying and purchasing suitable properties on attractive terms in order to meet our investment objectives and may be unable to reduce our current leverage profile. This could also adversely affect our ability to pay regular distributions from cash flow from operations to investors.
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

•
the possibility that an individual co-owner might become insolvent or bankrupt, or otherwise default under the applicable mortgage loan financing documents, which may constitute an event of default under all of the applicable mortgage loan financing documents, result in a foreclosure and the loss of all or a substantial portion of the investment made by the co-owner, or allow the bankruptcy court to reject the agreements entered into by the co-owners owning interests in the property;

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

A recent proposal by the U.S. Department of Labor regarding the definitional scope of “investment advice” under ERISA and the Internal Revenue Code, could have a negative impact on our ability to raise capital.
In April 2015, the U.S. Department of Labor issued a proposed regulation that would, if finalized in its current form, substantially expand the range of activities that would be considered to be fiduciary investment advice under ERISA and the Internal Revenue Code, which may make it more difficult to qualify for a prohibited transaction exemption. If this proposed regulation is finalized as proposed, it could have negative implications on our ability to raise capital from potential investors, including those investing through individual retirement accounts.
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
Our advisor and its affiliates, including our dealer manager, are entitled to substantial fees from us under the terms of the advisory agreement and the dealer manager agreement. These fees could influence the judgment of our advisor and its affiliates in performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our advisor and its affiliates, including the advisory agreement and the dealer manager agreement;

•
the advisor’s role in estimating accruals of expenses for our independent fund accountant’s calculation of our daily NAV, as the fees of our advisor and its affiliates are based on our NAV, however, any intentionally inaccurate estimation of our daily net operating revenues, expenses and fees by our advisor could constitute a breach of its fiduciary duty to us and our stockholders, and may subject our advisor to significant liability; and

•
the amount of fees paid to our advisor and its affiliates. While the fees must be approved on an annual basis by our independent directors, the approval process may be constrained, to some extent, because the independent directors are likely to consider, among other factors, our stockholders’ expectation that affiliates of VEREIT and other REITs sponsored by Cole Capital will serve in management roles at our advisor and our dealer manager.

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
CCPT IV, CCPT V, CCIT II and VEREIT have characteristics, including targeted investment types, investment objectives and criteria, substantially similar to ours. As a result, we may be seeking to acquire properties and real estate-related investments at the same time as VEREIT or one or more of the other real estate programs sponsored by Cole Capital and managed by officers and key personnel of our advisor and/or its affiliates, and these other programs sponsored by Cole Capital may use investment strategies and have investment objectives that are similar to ours. Certain of our executive officers and the executive officers of our advisor also are executive officers of VEREIT and other REITs sponsored by Cole Capital and/or their advisors, the general partners of other private investment programs sponsored by Cole Capital and/or the advisors or fiduciaries of other real estate programs sponsored by Cole Capital. VEREIT has implemented an asset allocation process to allocate property acquisitions among VEREIT and various programs sponsored by Cole Capital. There is a risk that the allocation of investment properties may result in our acquiring a property that provides lower returns to us than a property purchased by VEREIT or another real estate program sponsored by Cole Capital. In addition, we have acquired, and may continue to acquire, properties in geographic areas where VEREIT or other real estate programs sponsored by Cole Capital own properties. If one of these other real estate programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. Similar conflicts of interest may arise if our advisor recommends that we make or purchase mortgage loans or participations in mortgage loans, since VEREIT or other real estate programs sponsored by Cole Capital may be competing with us for these investments.
Our officers and our advisor, including its key personnel and officers, face conflicts of interest related to the positions they hold with affiliated and unaffiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to you.
Our president and chief executive officer, Glenn J. Rufrano, also is the chief executive officer of VEREIT and an officer and/or director Cole Capital, our advisor, other of real estate programs sponsored by Cole Capital and/or one or more entities affiliated with our advisor. In addition, our chief financial officer and treasurer, Simon J. Misselbrook, is also an officer of Cole Capital, our advisor, other real estate programs sponsored by Cole Capital and one or more entities affiliated with our advisor. Our advisor and its key personnel are also key personnel of other real estate programs that have investment objectives, targeted assets, and legal and financial obligations similar to ours and/or the advisor to such programs, and they may have other business interests as well. As a result, these individuals have fiduciary duties to us and our stockholders, as well as to these other entities and their stockholders, members and limited partners, in addition to business interests in other entities. These fiduciary and other duties to such other entities and persons may create conflicts with the fiduciary duties that they owe to us and our stockholders. There is a risk that their loyalties to these other entities could result in actions or inactions that are adverse to our business and violate their fiduciary duties to us and our stockholders, which could harm the implementation of our investment strategy and our investment and leasing opportunities.
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
Our success depends to a significant degree upon certain key personnel of our advisor. If our advisor loses or is unable to attract and retain key personnel, our ability to achieve our investment objectives could be delayed or hindered, which could adversely affect our ability to pay distributions to you and the value of your investment.
Our success depends to a significant degree upon the contributions of certain executive officers and other key personnel of our sponsor and our advisor. Our sponsor underwent several changes in management in the past year. We cannot guarantee that all of these key personnel, or any particular person, will remain affiliated with us, our sponsor and/or our advisor. If any of our key personnel were to cease their affiliation with our advisor, our operating results could suffer. We believe that our future success depends, in large part, upon our advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that our sponsor or advisor will be successful in attracting and retaining such skilled personnel. If our advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.
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
Our advisor may create special purpose entities to acquire properties for the specific purpose of selling the properties to us, and we may acquire such properties, provided that any and all acquisitions from affiliates of our advisor must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction, as being fair and reasonable to us and either the purchase price to us is no greater than the cost of the property to the affiliate of our advisor, including acquisition-related expenses, or a majority of our independent directors determines that there is substantial justification for any amount above such cost and that the difference is reasonable. Further, we will not acquire a property from an affiliate of our advisor if the cost to us would exceed the property’s current appraised value as determined by an independent appraiser.
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
Our advisor faces conflicts of interest relating to joint ventures or other co-ownership arrangements that we may enter into with VEREIT or other real estate programs sponsored by Cole Capital, which could result in a disproportionate benefit to VEREIT or another real estate program sponsored by Cole Capital.
We may enter into joint ventures with VEREIT or another real estate program sponsored by Cole Capital for the acquisition, development or improvement of properties as well as the acquisition of real estate-related investments. Since one or more of the executive officers of our advisor are executive officers of VEREIT, Cole Capital and/or the advisors to other real estate programs sponsored by Cole Capital, our advisor may face conflicts of interest in determining which real estate program should enter into any particular joint venture or co-ownership arrangement. These persons also may have a conflict in structuring the terms of the relationship between us and any affiliated co-venturer or co-owner, as well as conflicts of interests in managing the joint venture, which may result in the co-venturer or co-owner receiving benefits greater than the benefits that we receive.
In the event we enter into joint venture or other co-ownership arrangements with VEREIT or another real estate program sponsored by Cole Capital, our advisor and its affiliates may have a conflict of interest when determining when and whether to buy or sell a particular property, or to make or dispose of another real estate-related investment. In addition, if we become listed for trading on a national securities exchange, we may develop more divergent goals and objectives from any affiliated co-venturer or co-owner that is not listed for trading. In the event we enter into a joint venture or other co-ownership arrangement with another real estate program sponsored by Cole Capital that has a term shorter than ours, the joint venture may be required to sell its properties earlier than we may desire to sell the properties. Even if the terms of any joint venture or other co-ownership agreement between us and VEREIT or another real estate program sponsored by Cole Capital grants us the right of first refusal to buy such properties, we may not have sufficient funds or borrowing capacity to exercise our right of first refusal under these circumstances. We have adopted certain procedures for dealing with potential conflicts of interests as further described in Item 1. Business — Conflicts of Interest of this Annual Report on Form 10-K.
Risks Related to Investments in Real Estate
To the extent we acquire industrial properties, the demand for and profitability of our industrial properties may be adversely affected by fluctuations in manufacturing activity in the United States.
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
The bankruptcy or insolvency of our tenants may adversely affect the income produced by our properties. Under bankruptcy law, a tenant cannot be evicted solely because of its bankruptcy and has the option to assume or reject any unexpired lease. If the tenant rejects the lease, any resulting claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. Our claim against the bankrupt tenant for unpaid and future rent will be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and it is unlikely that a bankrupt tenant would pay in full amounts it owes us under the lease. Any shortfall resulting from the bankruptcy of one or more of our tenants could adversely affect our cash flows and results of operations and could cause us to reduce the amount of distributions to our stockholders.
In addition, the financial failure of, or other default in payment by, one or more of the tenants to whom we have exposure could have an adverse effect on our results of our operations. While we evaluate the creditworthiness of our tenants by reviewing available financial and other pertinent information, there can be no assurance that any tenant will be able to make timely rental payments or avoid defaulting under its lease. If any of our tenants’ businesses experience significant adverse changes, they may fail to make rental payments when due, close a number of stores, exercise early termination rights (to the extent such rights are available to the tenant) or declare bankruptcy. A default by a significant tenant or multiple tenants could cause a material reduction in our revenues and operating cash flows. In addition, if a tenant defaults, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.
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
We have assumed, and may in the future assume, liabilities in connection with our property acquisitions, including unknown liabilities.
We have assumed existing liabilities, some of which may have been unknown or unquantifiable at the time of the transaction and expect in the future to assume existing liabilities in the event we acquire additional properties. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants or other persons dealing with the sellers prior to our acquisition of the properties, tax liabilities, and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. If the magnitude of such unknown liabilities is high, either singly or in the aggregate, it could adversely affect our business, financial condition, liquidity and results of operations.
We are primarily dependent on single-tenant leases for our revenue and, accordingly, if we are unable to renew leases, lease vacant space, including vacant space resulting from tenant defaults, or re-lease space as leases expire on favorable terms or at all, our financial condition could be adversely affected.
We focus our investment activities on ownership of freestanding, single-tenant commercial properties that are net leased to a single tenant. Therefore, the financial failure of, or other default in payment by, a single tenant under its lease is likely to cause a significant reduction in our operating cash flows from that property and could cause a significant reduction in our revenues. In addition, to the extent that we enter into a master lease with a particular tenant, the termination of such master lease could affect each property subject to the master lease, resulting in the loss of revenue from all such properties.

We cannot assure you that our leases will be renewed or that we will be able to lease or re-lease the properties on favorable terms, or at all, or that lease terminations will not cause us to sell the properties at a loss. Any of our properties that incur a vacancy could be difficult to re-lease or sell. We have and may continue to experience vacancies either by the continued default of a tenant under its lease or the expiration of one of our leases. Upon the expiration of leases at our properties, we may be required to make rent or other concessions to tenants, or accommodate requests for renovations, build-to-suit remodeling and other improvements, in order to retain and attract tenants. Certain of our properties may be specifically suited to the particular needs of a tenant (e.g., a retail bank branch or distribution warehouse) and major renovations and expenditures may be required in order for us to re-lease the space for other uses. If the vacancies continue for a long period of time, we may suffer reduced revenues, resulting in less cash available for distribution to our stockholders. If we are unable to renew leases, lease vacant space, including vacant space resulting from tenant defaults, or re-lease space as leases expire on favorable terms or at all, our financial condition could be adversely affected.
We are subject to geographic and industry concentrations that make us more susceptible to adverse events with respect to certain geographic areas or industries.
As of December 31, 2015, we had derived approximately:

•	10% of our 2015 gross annualized rental revenues from tenants in Texas; and

•	13%, 12% and 11% of our 2015 gross annualized rental revenues from tenants in the discount store, manufacturing and home and garden industries, respectively.
Any adverse change in the financial condition of a tenant to whom we may have a significant credit concentration now or in the future, or any downturn of the economy in any state or industry in which we may have a significant credit concentration now or in the future, could result in a material reduction of our cash flows or material losses to us.
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
Adverse economic, regulatory and geographical conditions that have an impact on the real estate market in general may prevent us from being profitable or from realizing growth in the value of our real estate properties.
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
Any deterioration of domestic or international financial markets could impact the availability of credit or contribute to rising costs of obtaining credit and therefore, could have the potential to adversely affect the value of our properties and other investments, the availability or the terms of financing that we may anticipate utilizing, our ability to make principal and interest payments on, or refinance, certain property acquisitions or refinance any debt at maturity, and/or, for our leased properties, the ability of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. The market environment also could affect our operating results and financial condition as follows:

•
Debt Markets - The debt market is sensitive to the macro environment, such as Federal Reserve policy, market sentiment, or regulatory factors affecting the banking and commercial mortgage backed securities (“CMBS”)

industries. Should overall borrowing costs increase, due to either increases in index rates or increases in lender spreads, our operations may generate lower returns.

•
Real Estate Markets - While incremental demand growth has helped to reduce vacancy rates and support modest rental growth in recent years, and while improving fundamentals have resulted in gains in property values, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the most recent economic downturn. If recent improvements in the economy reverse course, the properties we acquire could substantially decrease in value after we purchase them. Consequently, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge or record a loss on sale in our earnings.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.
Generally, we expect each of our tenants will be responsible for insuring their goods and premises and, in some circumstances, may be required to reimburse us for a share of the cost of acquiring comprehensive insurance for the property, including casualty, liability, fire and extended coverage customarily obtained for similar properties in amounts that our advisor determines are sufficient to cover reasonably foreseeable losses. Tenants of single-user properties leased on a triple-net basis typically are required to pay all insurance costs associated with those properties. Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. In addition, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. We carry comprehensive liability, fire, extended coverage, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket insurance policy with policy specifications, limits and deductibles customarily carried for similar properties. In addition, we carry professional liability and directors’ and officers’ insurance. There can be no assurance, however, that the insured limits on any particular policy will adequately cover an insured loss if one occurs. If any such loss is insured, we may be required to pay a significant deductible on any claim for recovery of such a loss prior to our insurer being obligated to reimburse us for the loss, or the amount of the loss may exceed our coverage for the loss. Additionally, mortgage lenders in some cases insist that commercial property owners purchase coverage against specific types of risks as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available at a reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses.
We may be unable to secure funds for future tenant improvements or capital needs, which could adversely impact our ability to pay cash distributions to our stockholders.
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
Our investments in properties where the underlying tenant has below investment grade credit rating, as determined by major credit rating agencies, or unrated tenants may have a greater risk of default.
As of December 31, 2015, approximately 53.1% of our tenants were not rated or did not have an investment grade credit rating from a major ratings agency or were not affiliates of companies having an investment grade credit rating. Our investments with such tenants may have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants. When we invest in properties where the tenant does not have a publicly available credit rating, we will use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes reviewing the tenant’s financial information (i.e., financial ratios, net worth, revenue, cash flows, leverage and liquidity). If our lender or a credit rating agency disagrees with our ratings estimates, or our ratings estimates are otherwise inaccurate, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.
A lock-out provision is a provision that prohibits the prepayment of a loan during a specified period of time. Lock-out provisions may include terms that provide strong financial disincentives for borrowers to prepay their outstanding loan balance and exist in order to protect the yield expectations of investors. We expect that many of our properties that are subject to loans will be subject to lock-out provisions. Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties when we may desire to do so. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of our shares relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

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
Our properties may be subject to impairment charges.
We routinely evaluate our real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and legal structure. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. Since our investment focus is on properties net leased to a single tenant, the financial failure of, or other default in payment by, a single tenant under its lease may result in a significant impairment loss. If we determine that an impairment has occurred, we would be required to make a downward adjustment to the net carrying value of the property, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded. Negative developments in the real estate market may cause management to reevaluate the business and macro-economic assumptions used in its impairment analysis. Changes in management’s assumptions based on actual results may have a material impact on the Company’s financial statements.
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
A change in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential tenants, which could reduce overall demand for our leasing services.
Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on its balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. On February 25, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 842 (“ASC 842”), “Leases” which replaces the existing guidance in ASC 840, Leases. ASC 842 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASC 842 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (“ROU”) asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense.
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
If we make investments in mortgage loans or mortgage-backed securities, we will be at risk of loss on those investments, including losses as a result of defaults on mortgage loans. These losses may be caused by many conditions beyond our control, including general prevailing local, national and global economic conditions, economic conditions affecting real estate values, tenant defaults and lease expirations, interest rate levels and the other economic and liability risks associated with real estate described above under the heading “- Risks Related to Investments in Real Estate,” as well as, among other things:

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
We may not be able to generate sufficient cash flow to meet our debt service obligations.
Our ability to make payments on and to refinance our indebtedness, and to fund our operations, working capital and capital expenditures, depends on our ability to generate cash. To a certain extent, our cash flow is subject to general economic, industry, financial, competitive, operating, legislative, regulatory and other factors, many of which are beyond our control.
We cannot assure you that our business will generate sufficient cash flow from operations or that future sources of cash will be available to us in an amount sufficient to enable us to pay amounts due on our indebtedness or to fund our other liquidity needs.
Additionally, if we incur additional indebtedness in connection with any future acquisitions or development projects or for any other purpose, our debt service obligations could increase. We may need to refinance all or a portion of our indebtedness before maturity. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things:

•	our financial condition and market conditions at the time; and

•	restrictions in the agreements governing our indebtedness.

As a result, we may not be able to refinance our indebtedness on commercially reasonable terms, or at all. If we do not generate sufficient cash flow from operations, and additional borrowings or refinancings or proceeds of asset sales or other sources of cash are not available to us, we may not have sufficient cash to enable us to meet all of our obligations. Accordingly, if we cannot service our indebtedness, we may have to take actions such as seeking additional equity, or delaying any strategic acquisitions and alliances or capital expenditures, any of which could have a material adverse effect on our operations.
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
Subject to limitations required to maintain qualification as a REIT, we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest rate cap or collar agreements and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements and that these arrangements may not be effective in reducing our exposure to interest rate changes. These interest rate hedging arrangements may create additional assets and/or liabilities from time to time that may be held or liquidated separately from the underlying property or loan for which they were originally established. We have adopted a policy relating to the use of derivative financial instruments to hedge interest rate risks related to our borrowings. This policy governs our use of derivative financial instruments to manage the interest rates on our variable rate borrowings. See the section captioned “Investment Objectives, Strategy and Policies - Acquisition and Investment Policies” of this Annual Report on Form 10-K. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may have a material adverse effect on our ability to achieve our investment objectives.
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
For our taxable years that ended on or before December 31, 2014, in order to qualify as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income (excluding certain non-cash items and net capital gains), determined without regard to the deduction for dividends paid. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. There is no de minimis exception with respect to preferential dividends; therefore, if the IRS were to take the position that we paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. We have received a private letter ruling from the IRS concluding to the effect that our issuance of W Shares, A Shares and I Shares with differing fee structures as described herein will not cause dividends paid with respect to such shares to be preferential dividends.
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
Overall, no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. There can be no assurance, however, that we will be able to comply with the applicable TRS limitation or to avoid application of the 100% excise tax.
If our operating partnership or certain other subsidiaries are treated as corporations for U.S. federal income tax purposes, we may cease to qualify as a REIT.
As of the date of this Annual Report on Form 10-K, our operating partnership is a disregarded entity for U.S. federal income tax purposes. Our operating partnership will become a partnership for U.S. federal income tax purposes if and when it issues interests to a person other than us or any entity disregarded from us for tax purposes. As a partnership, our operating partnership would not be subject to U.S. federal income tax on its income. Instead, each of its partners, including us, would be required to take into account its allocable share of the operating partnership’s income. No assurance can be provided, however, that the IRS would not challenge our operating partnership’s status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our operating partnership as a corporation for tax purposes, we could fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, cease to qualify as a REIT. Also, our operating partnership would become subject to U.S. federal, state and local income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us. In addition, if certain of our other subsidiaries through which we own our properties, in whole or in part, lose their status as partnerships or disregarded entities for federal income tax purposes, such subsidiaries would be subject to taxation as corporations, thereby reducing cash available for distribution to our stockholders and threatening our ability to maintain our status as a REIT.
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
Complying with REIT requirements may cause us to forgo otherwise attractive opportunities or to liquidate otherwise attractive investments.
To qualify as a REIT, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our capital stock. In order to meet these tests, we may be required to forgo investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our performance.
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
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability or reduce our operating flexibility.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect our taxation and our ability to qualify as a REIT, or the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their own tax advisor with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.
Although REITs generally receive better tax treatment than entities taxed as corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a regular corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best of our stockholders.
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
Our property taxes could increase due to property tax rate changes or reassessment, which would impact our cash flows.
Even if we qualify as a REIT for federal income tax purposes, we will be required to pay some state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially. If the property taxes we pay increase and if any such increase is not reimbursable under the terms of our lease, then our cash flows will be impacted, and our ability to pay expected distributions to our stockholders could be adversely affected.
Non-U.S. stockholders may be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax upon the disposition of our shares.
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a “U.S. real property interest” (“USRPI”) under the Foreign Investment in Real Property Tax Act of 1980 (the “FIRPTA”). Our common stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe that we are a domestically-controlled qualified investment entity. However, because our common stock is and will be publicly traded, no assurance can be given that we are or will be a domestically-controlled qualified investment entity.
Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (a) our common stock is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 10% or less of our common stock at any time during the five-year period ending on the date of the sale.

The share ownership restrictions of the Internal Revenue Code for REITs and the 9.8% share ownership limit in our charter may inhibit market activity in our shares of stock and restrict our business combination opportunities.
In order to qualify as a REIT, five or fewer individuals, as defined in the Internal Revenue Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Internal Revenue Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help insure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of our shares of stock.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by the board of directors, for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Internal Revenue Code) more than 9.8% in value of the aggregate of our outstanding shares of stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of stock. The board of directors, in its sole discretion and upon receipt of certain representations and undertakings, may exempt a person (prospectively or retrospectively) from the ownership limits. However, the board of directors may not, among other limitations, grant an exemption from these ownership restrictions to any proposed transferee whose ownership, direct or indirect, in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if the board of directors determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to so qualify as a REIT.
These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.
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
There are special considerations that apply to investing in our shares on behalf of pension, profit sharing or 401(k) plans, health or welfare plans, individual retirement accounts or Keogh plans. If a stockholder is investing the assets of any of the entities identified in the prior sentence in our common stock, it should satisfy itself that:

•	its investment is consistent with its fiduciary obligations under applicable law, including common law, ERISA and the Code;

•	its investment is made in accordance with the documents and instruments governing the trust, plan or IRA, including a plan’s investment policy;

•	its investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA, if applicable, and other applicable provisions of ERISA and the Code;

•	its investment will not impair the liquidity of the trust, plan or IRA;

•	its investment will not produce “unrelated business taxable income” for the plan or IRA;

•	it will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the applicable trust, plan or IRA document; and

•	its investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Information of this Annual Report on Form 10-K for a discussion of the properties we hold for rental operations and Part IV Item 15. Exhibits, Financial Statement Schedules — Schedule III — Real Estate and Accumulated Depreciation of this Annual Report on Form 10-K for a detailed listing of such properties.

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
Market Information
As of March 24, 2016, we had approximately 11.3 million shares of common stock outstanding, held by a total of 3,641 stockholders of record. The numbers of stockholders is based on the records of DST Systems, Inc., which serves as our registrar and transfer agent.
Although we have adopted a redemption program which provides limited liquidity, there is no established trading market for our common stock, we do not expect that a public market will ever develop and our charter does not require a liquidity event at a fixed time in the future. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Pursuant to the Offering, we are selling shares of our common stock to the public at a price that will vary from day-to-day and, on any given day, will be equal, for each class of common stock, to our NAV per share for such class. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.
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
At the end of each business day, our independent fund accountant will calculate our NAV per share for each class using a process that reflects (1) the estimated values of each of our commercial real estate assets, related liabilities and notes receivable provided by our independent valuation expert as described above, (2) daily updates on the price of liquid assets for which third party market quotes are available, (3) accruals of our daily distributions, and (4) estimates of daily accruals, on a net basis, of our operating revenues, expenses including class specific expenses, debt service costs and fees, including class specific fees. NAV for each class will be adjusted for contributions, redemptions and accruals of the class’s daily distributions and estimates of class-specific fee and expense accruals. Selling commissions will have no effect on the NAV of any class. Our independent fund accountant determines our NAV per share by dividing the NAV for each class on such day by the number of shares of such class outstanding as of the end of such day, prior to giving effect to any share purchases or redemptions to be effected on such day. Our board of directors is responsible for ensuring that the independent valuation expert discharges its responsibilities in accordance with our valuation guidelines, and will periodically receive and review such information about the valuation of our assets and liabilities as it deems necessary to exercise its oversight responsibility. Our NAV is not audited by our independent registered public accounting firm.
Our goal is to provide an estimate of the market value of our shares. However, the majority of our assets will consist of commercial real estate assets and, as with any commercial real estate valuation protocol, the conclusions reached by our independent valuation expert will be based on a number of judgments, assumptions and opinions about future events that may or may not prove to be correct. The use of different judgments, assumptions or opinions would likely result in different estimates of the value of our commercial real estate investments. In addition, on any given day, our published NAV per share for each class may not fully reflect certain material events, to the extent that the financial impact of such events on our portfolio is not immediately quantifiable. As a result, the daily calculation of our NAV per share for each class may not reflect the precise amount that might be paid for a stockholder’s shares in a market transaction, and any potential disparity in our NAV per share for each class may be in favor of either stockholders who redeem their shares, or stockholders who buy new shares, or existing stockholders.
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
During the year ended December 31, 2015, we received valid redemption requests for, and redeemed, approximately 651,000 W Shares and 67,000 A Shares of our common stock for $11.8 million and $1.2 million, respectively. Subsequent to December 31, 2015, we redeemed approximately 185,000 W Shares and approximately 13,000 A Shares for $3.4 million and $241,000, respectively. During the year ended December 31, 2014, we received valid redemption requests for, and redeemed, respectively, approximately 1.1 million W Shares and 572 A Shares of our common stock for $18.0 million and $10,000. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth above. We funded such redemptions with available cash, proceeds from our credit facility, proceeds from our liquid investments and proceeds from the sale of additional shares.

During the three-month period ended December 31, 2015, we redeemed shares as follows:

Period	Share Class	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2015 - October 31, 2015
	W Shares	122,075	$18.16	122,075	(1)
	A Shares	6,801	$18.11	6,801	(1)
November 1, 2015 - November 30, 2015
	W Shares	27,806	$18.13	27,806	(1)
	A Shares	2,114	$18.12	2,114	(1)
December 1, 2015 - December 31, 2015
	W Shares	38,172	$18.05	38,172	(1)
	A Shares	926	$18.19	926	(1)
Total		197,894		197,894
 ____________________________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Share Redemptions appearing elsewhere in this Annual Report on Form 10-K, and Note 13 — Stockholders’ Equity to our consolidated financial statements included in this Annual Report on Form 10-K for additional share redemption information.
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
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distributions appearing elsewhere in this Annual Report on Form 10-K for additional distributions information.
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
The following table shows the character of the distributions we paid on a per share basis during the years ended December 31, 2015, 2014, and 2013 (in thousands, except per share data):

Year	Total Distributions Paid	Distributions Paid per Common Share	Nontaxable Distributions	Ordinary Dividends	Capital Gains
2015 (1)	$7,544	$0.95	$—	$0.43	$0.52
2014	$5,563	$0.92	$0.43	$0.49	$—
2013	$2,023	$0.81	$0.54	$0.27	$—
____________________________________
(1) Represents dividends paid as of December 31, 2015. Excludes dividends declared of $788,000 paid on January 4, 2016, which were taxable during the 2015 tax year.
Use of Public Offering Proceeds
On December 6, 2011, the Initial Registration Statement for our public offering of up to $4.0 billion in shares of common stock was declared effective under the Securities Act. On August 26, 2013, the Multi-Class Registration Statement was declared effective under the Securities Act; we designated the existing shares of our common stock that were sold prior to such date to be W Shares and registered two new classes of our common stock, A Shares and I Shares. Pursuant to the Multi-Class Registration Statement, we are offering up to $4.0 billion in shares of common stock of the three classes, covering up to $3.5 billion in shares in the Primary Offering and up to $500.0 million in shares pursuant to the DRIP. We are offering to sell any combination of W Shares, A Shares and I Shares with a dollar value up to the maximum offering amount. Additionally, as of December 31, 2015, we were authorized to issue 10.0 million shares of preferred stock, but had none issued or outstanding.
As of December 31, 2015, we had issued approximately 11.7 million shares in the Offering for gross proceeds of $199.1 million, out of which we recorded $2.6 million in selling commissions, distribution fees and dealer manager fees and $1.5 million in organization and offering costs. With the net offering proceeds of $194.9 million and the borrowings from our credit facility, we have acquired $281.8 million in real estate assets and incurred $3.2 million of acquisition-related expenses. As of December 31, 2015, we received redemption requests for, and redeemed approximately 1.7 million W Shares and 68,000 A Shares of our common stock for $30.3 million and $1.2 million, respectively.
As of March 24, 2016, we have sold the following common shares and raised the following proceeds in connection with the Offering (in thousands, except share data):

	W Shares	A Shares	I Shares	Total
Primary Offering
Shares	10,311,649	1,915,148	631,271	12,858,068
Proceeds	$176,330	$33,762	$11,188	$221,281
Distribution Reinvestment Plan
Shares	340,971	49,787	31,865	422,623
Proceeds	$6,000	$889	$568	$7,457
Unregistered Sales of Equity Securities
None.

ITEM 6.	SELECTED FINANCIAL DATA
The following data should be read in conjunction with our consolidated financial statements and the notes thereto and Part II. Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Annual Report on Form 10-K. The selected financial data (in thousands, except share and per share amounts) presented below was derived from our consolidated financial statements.

	Year Ended December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Total real estate investments, net	$257,583	$225,505	$102,796	$33,102	$31,745
Cash and cash equivalents	$14,840	$4,489	$5,370	$998	$1,135
Total assets	$281,502	$233,162	$109,883	$35,209	$33,429
Credit facility and notes payable, net	$117,730	$119,530	$43,900	$20,640	$21,440
Redeemable common stock	$17,967	$12,545	$6,982	$3,770	$—
Total liabilities	$127,329	$125,797	$47,239	$22,559	$23,762
Stockholders’ equity	$136,206	$94,820	$55,662	$8,880	$9,668
Operating Data:
Total revenues	$19,109	$13,305	$5,089	$2,688	$155
Total operating expenses	$13,444	$10,503	$4,679	$1,953	$518
Operating income (loss)	$5,665	$2,802	$410	$735	$(363)
Net income (loss)	$7,327	$251	$(534)	$(80)	$(417)
Cash Flow Data:
Cash flows provided by (used in) operating activities	$8,234	$6,574	$1,650	$675	$(69)
Cash flows used in investing activities	$(36,102)	$(126,525)	$(70,959)	$(3,270)	$(29,914)
Cash flows provided by financing activities	$38,219	$119,070	$73,681	$2,458	$30,918
Per Share Data:
Net income (loss) - basic and diluted	$0.93	$0.04	$(0.21)	$(0.11)	$(7.29)
Distributions declared (1)	$0.98	$0.97	$0.91	$0.84	$0.05
Weighted average shares outstanding - basic and diluted	7,912,968	6,019,518	2,509,921	722,190	57,169
 ____________________________________

(1)	For 2011, distributions declared per common share calculated at a rate of $0.002260274 per share per day for the period from December 8, 2011 through December 31, 2011.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part II, Item 6. Selected Financial Data section of this Annual Report on Form 10-K and our accompanying consolidated financial statements and the notes thereto. See also the “Cautionary Note Regarding Forward-Looking Statements” section preceding Part I.
Overview
We were formed on July 27, 2010, to acquire and operate a diversified portfolio of (1) necessity retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States and U.S. protectorates, (2) notes receivable secured by commercial real estate, including the origination of loans, and (3) cash, cash equivalents, other short-term investments and traded real estate securities. We commenced our principal operations on December 7, 2011, when we issued the initial $10.0 million in shares of our common stock in the Offering and acquired our first real estate property. We have no paid employees and are externally advised and managed by Cole Advisors. VEREIT indirectly owns and/or controls Cole Advisors, our dealer manager, CCC, our property manager, CREI Advisors, and our sponsor, Cole Capital.
As of December 31, 2015, we owned 77 properties located in 29 states, comprising 1.9 million rentable square feet of commercial space, which includes the rentable square feet of buildings on land subject to ground leases. Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property indebtedness and acquisition and operating expenses. Rental and other property income accounted for 91% of our total revenue for the year ended December 31, 2015, and 93% for the years ended December 31, 2014 and 2013. As 99.1% of our rentable square feet was under lease as of December 31, 2015, with a weighted average remaining lease term of 10.9 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Cole Advisors regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. In addition, as of December 31, 2015, the net debt leverage ratio of our consolidated real estate assets, which is the ratio of debt, less cash and cash equivalents, to total gross real estate assets, net of gross intangible lease liabilities, was 39.3%.
Our Business Environment and Current Outlook
Current conditions in the global capital markets remain volatile as the world’s economic growth has been affected by geopolitical and economic events. In the United States, the overall economic environment continued to improve in 2015. The U.S. gross domestic product increased to 2.4% in 2015 and unemployment decreased 0.6% during 2015 to 5.0% for December 2015. In 2015, the Federal Reserve raised interest rates for the first time since 2006. In addition, cross-border investors deployed record levels of capital into the U.S. in 2015, increasing by more than 150% over 2014.
Economic trends and government policies affect global and regional commercial real estate markets as well as our operations directly. These include: overall economic activity and employment growth, interest rate levels, the cost and availability of credit and the impact of tax and regulatory policies.
Critical Accounting Policies and Significant Accounting Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements in this Annual Report on Form 10-K.
Recoverability of Real Estate Assets
We invest in real estate assets and subsequently monitor those investments quarterly for impairment, including the review of real estate properties subject to direct financing leases. Additionally, we record depreciation and amortization related to our investments. The risks and uncertainties involved in applying the principles related to real estate investments include, but are not limited to, the following:

•	The estimated useful lives of our depreciable assets affects the amount of depreciation and amortization recognized on our investments;

•	The review of impairment indicators and subsequent determination of the undiscounted future cash flows could require us to reduce the value of assets and recognize an impairment loss;

•	The fair value of held for sale assets is estimated by management. This estimated value could result in a reduction of the carrying value of the asset; and

•	Changes in assumptions based on actual results may have a material impact on our financial results.
Allocation of Purchase Price of Real Estate Assets
In connection with our acquisition of properties, we allocate the purchase price to the tangible and intangible assets and liabilities acquired based on their respective estimated fair values. Tangible assets consist of land, buildings, and tenant improvements. Intangible assets consist of above- and below-market lease values and the value of in-place leases. Our purchase price allocations are developed utilizing third-party appraisal reports, industry standards and management experience. The risks and uncertainties involved in applying the principles related to purchase price allocations include, but are not limited to, the following:

•
The value allocated to land, as opposed to buildings and tenant improvements, affects the amount of depreciation expense we record. If more value is attributed to land, depreciation expense is lower than if more value is attributed to buildings and tenant improvements;

•
Intangible lease assets and liabilities can be significantly affected by estimates including market rent, lease term including renewal options at rental rates below estimated market rental rates, carrying costs of the property during a hypothetical expected lease-up period, and current market conditions and costs, including tenant improvement allowances and rent concessions; and

•	We determine whether any financing assumed is above- or below-market based upon comparison to similar financing terms for similar investment properties.
Derivative Instruments and Hedging Activities
Our decision to enter into hedging activities is based on the application of current market conditions and is subject to variability over time. Utilizing derivative financial instruments exposes us to credit risk, basis risk and legal enforceability risks. If we were unable to manage these risks effectively, our results of operations and financial condition could be adversely affected. We may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. The principal objective of such instruments is to minimize the risks and/or costs associated with our operating and financial structure as well as to hedge specific anticipated transactions. We do not hold or issue derivative financial instruments for trading or speculative purposes. We account for our derivative instruments at fair value.
Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements are described in Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements in this Annual Report on Form 10-K.

Portfolio Information
Real Estate Portfolio
As of December 31, 2015, we owned 77 commercial properties located in 29 states, comprising 1.9 million rentable square feet, which includes the rentable square feet of buildings on land subject to ground leases. As of December 31, 2015, these properties were 99.1% leased with a weighted average remaining lease term of 10.9 years. During the year ended December 31, 2015, we disposed of five properties, for an aggregate gross sales price of $21.9 million.
The following table shows the property statistics of our real estate assets as of December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Number of properties	77	75	32
Approximate rentable square feet (in thousands) (1)	1,919	1,756	720
Percentage of rentable square feet leased	99.1%	99.7%	99.8%
 ____________________________________

(1)	Includes square feet of the buildings on land that are subject to ground leases.
The following table summarizes our real estate investment activity during the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Properties acquired	7	43	22
Approximate aggregate purchase price of acquired properties (in millions)	$52.3	$126.4	$70.5
Approximate rentable square feet of acquired properties (in thousands) (1)	315	1,032	494
 ____________________________________

(1)	Includes square feet of the buildings on land that are subject to ground leases.
The following table shows the tenant diversification of our real estate portfolio, based on gross annualized rental revenue, as of December 31, 2015:

		Leased	2015	Percentage of
	Total	Square	Gross Annualized	2015
	Number	Feet (1)	Rental Revenue	Gross Annualized
Tenant	of Leases	(in thousands)	(in thousands)	Rental Revenue
Title Resource	1	81	$1,192	5.8%
Home Depot	1	115	1,154	5.7%
Amcor Rigid Plastics	1	251	1,144	5.6%
Dollar General	11	105	1,107	5.4%
PetSmart	4	84	1,100	5.4%
Walgreens	4	61	1,055	5.2%
Tailwind Technologies	1	105	948	4.6%
Family Dollar	9	77	857	4.2%
Food Lion	2	70	847	4.2%
CVS	4	45	746	3.7%
Other	73	909	10,248	50.2%
	111	1,903	$20,398	100%
 ____________________________________
(1) Including square feet of the buildings on land that is subject to ground leases.

The following table shows the tenant industry diversification of our real estate portfolio, based on gross annualized rental revenue as of December 31, 2015:

		Leased	2015	Percentage of
	Total	Square	Gross Annualized	2015
	Number	Feet (1)	Rental Revenue	Gross Annualized
Industry	of Leases	(in thousands)	(in thousands)	Rental Revenue
Discount store	24	267	$2,693	13.2%
Manufacturing	4	400	2,509	12.3%
Home and garden	5	273	2,195	10.8%
Drugstore	9	108	1,835	9.0%
Grocery	4	131	1,734	8.5%
Real estate	1	81	1,192	5.8%
Automotive	8	95	1,164	5.7%
Pet supply	4	84	1,100	5.4%
Restaurants - quick service	12	40	1,062	5.2%
Home furnishings	6	33	889	4.4%
Other	34	391	4,025	19.7%
	111	1,903	$20,398	100%
 ____________________________________
(1) Including square feet of the buildings on land that is subject to ground leases.
The following table shows the geographic diversification of our real estate portfolio, based on gross annualized rental revenue, as of December 31, 2015:

		Rentable	2015	Percentage of
	Total	Square	Gross Annualized	2015
	Number of	Feet (1)	Rental Revenue	Gross Annualized
Location	Properties	(in thousands)	(in thousands)	Rental Revenue
Texas	6	190	$2,049	10.0%
Illinois	2	174	1,741	8.5%
Ohio	7	247	1,654	8.1%
Iowa	3	282	1,557	7.6%
Oklahoma	6	205	1,541	7.6%
North Carolina	5	94	1,508	7.4%
Michigan	5	125	1,462	7.2%
New Jersey	1	81	1,192	5.8%
Alabama	6	90	1,106	5.4%
Florida	3	40	856	4.2%
Other	33	391	5,732	28.2%
	77	1,919	$20,398	100%
 ____________________________________
(1) Including square feet of the buildings on land that is subject to ground leases.
Leases
Although there are variations in the specific terms of the leases of our properties, the following is a summary of the general structure of our current leases. Generally, the leases of the properties acquired provide for initial terms of ten or more years, and provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term. Certain leases also provide that in the event we wish to sell the property subject to that lease, we first must offer the lessee the right to purchase the property on the same terms and conditions as any offer which we intend to accept for the sale of the property. The properties are generally leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance, while certain of the leases require us to maintain the roof and structure of the building. Additionally, certain leases provide for increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume.
Our leases, as of December 31, 2015, provided for annual base rental payments (payable in monthly installments) ranging from $10,000 to $1.2 million, and had an average annual base rental payment of $184,000, with a weighted average remaining lease term of 10.9 years.
The following table shows lease expirations of our real estate portfolio as of December 31, 2015, during each of the next ten years and thereafter, assuming no exercise of renewal options:

	Total	Leased	2015	Percentage of
	Number	Square Feet	Gross Annualized	2015
Year of	of Leases	Expiring	Rental Revenue	Gross Annualized
Lease Expiration	Expiring	(in thousands)	Expiring (in thousands)	Rental Revenue
2016	2	6	$51	*
2017	11	13	286	1%
2018	9	17	349	2%
2019	—	—	—	—%
2020	4	22	212	1%
2021	4	12	250	1%
2022	2	59	773	4%
2023	14	207	2,252	11%
2024	18	254	3,200	16%
2025	7	91	1,346	7%
Thereafter	40	1,222	11,679	57%
	111	1,903	$20,398	100%
 ____________________________________
* Represents less than 1% of the total annual base rent.

Same Store Properties
We review our stabilized operating results, measured by contract rental revenue, from properties that we owned for the entirety of both the current and prior year reporting periods, referred to as “same store” properties. Contract rental revenue is a supplemental non-GAAP financial measure of real estate companies’ operating performance. Contract rental revenue is considered by management to be a helpful supplemental performance measure, as it provides a consistent method for the comparison of the Company’s properties. In determining the same store property pool, we include all properties that were owned for the entirety of both the current and prior reporting periods, except for properties during the current or prior year that were under development or redevelopment. “Non-same store,” as reflected in the table below, includes properties acquired on or after January 1, 2014.
As shown in the table below, contract rental revenue on the 27 same store properties for the year ended December 31, 2015 increased 0.2% to $6.60 million, compared to $6.59 million for the year ended December 31, 2014. The same store properties were 100% occupied as of both December 31, 2015 and 2014. The following table shows the contract rental revenue from properties owned for both of the entire years ended December 31, 2015 and 2014, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Year Ended December 31,		Increase/(Decrease)
Contract Rental Revenue		2015	2014	$ Change	% Change
“Same store” properties	27	$6,598	$6,587	$11	0.2%
“Non-same store” properties	50	9,683	3,972	5,711	143.8%
Disposed properties (1)		519	1,428	(909)	(63.7)%
Total Contract Rental Revenue	77	16,800	11,987	4,813	40.2%

Straight line rent		717	397	320	80.6%
Amortization (2)		(172)	(46)	(126)	273.9%
Rental income - as reported		$17,345	$12,338	$5,007	40.6%
 ____________________________________
(1) The Company disposed of five properties during the year ended December 31, 2015.
(2) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.
Due to the volume of acquisitions during the year ended December 31, 2014, a discussion of same store sales for the years ended December 31, 2014 and 2013 is not considered meaningful and as such is not included in the results of operations.
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following tables provides summary information about our results of operations for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	Year Ended December 31,			2015 vs 2014 Increase/(Decrease)	2014 vs 2013 Increase/(Decrease)
	2015	2014	2013
Total revenues	$19,109	$13,305	$5,089	$5,804	$8,216
General and administrative expenses	$1,794	$1,337	$1,100	$457	$237
Property operating expenses	$644	$473	$141	$171	$332
Real estate tax expenses	$1,204	$661	$250	$543	$411
Advisory fees and expenses	$2,536	$2,002	$806	$534	$1,196
Acquisition-related expenses	$809	$1,495	$852	$(686)	$643
Depreciation and amortization	$6,457	$4,535	$1,530	$1,922	$3,005
Operating income	$5,665	$2,802	$410	$2,863	$2,392
Gain on disposition of real estate, net	$5,642	$—	$—	$5,642	$—
Interest expense and other, net	$3,980	$2,551	$944	$1,429	$1,607
Net income (loss)	$7,327	$251	$(534)	$7,076	$785

Revenue
Our revenue consists primarily of rental and other property income from net leased commercial properties. We also pay certain operating expenses that are subject to reimbursement by our tenants, which results in tenant reimbursement income. Additionally, our portfolio includes liquid assets in the form of marketable securities. These investments can result in revenue in the form of interest income.
2015 v 2014 – Revenue increased $5.8 million to $19.1 million for the year ended December 31, 2015, compared to $13.3 million for the year ended December 31, 2014. Rental and other property income from net leased commercial properties accounted for 91% and 93% of our total revenues during the years ended December 31, 2015 and 2014, respectively. The increase was primarily due to the acquisition of seven rental income-producing properties subsequent to December 31, 2014, and owning 70 properties for the entire period ended December 31, 2015. Tenant reimbursement income during the year ended December 31, 2015 was $1.7 million, compared to $959,000 during the year ended December 31, 2014. Interest income on marketable securities increased $68,000 to $76,000 for the year ended December 31, 2015, due to an increase in the average outstanding investment in marketable securities of $2.4 million.
2014 v 2013 – Revenue increased $8.2 million to $13.3 million for the year ended December 31, 2014, compared to $5.1 million for the year ended December 31, 2013. Rental and other property income from net leased commercial properties accounted for 93% of our total revenues during the years ended December 31, 2014 and 2013, respectively. Tenant reimbursement income was $959,000 during the year ended December 31, 2014, compared to $336,000 during the year ended December 31, 2013. The increase was primarily due to the acquisition of 43 rental income-producing properties subsequent to December 31, 2013.
General and Administrative Expenses
The primary general and administrative expense items are professional fees, legal and accounting fees, escrow and trustee fees, unused line of credit fees and state franchise and income taxes.
2015 v 2014 – General and administrative expenses increased $457,000 to $1.8 million for the year ended December 31, 2015, compared to $1.3 million for the year ended December 31, 2014. The increase was primarily due to an increase in other professional and legal fees, offset by an increase in Excess G&A (as defined in the Notes to the Consolidated Financial Statements) for the year ended December 31, 2015.
2014 v 2013 – General and administrative expenses increased $237,000 to $1.3 million for the year ended December 31, 2014, compared to $1.1 million for the year ended December 31, 2013. The increase was primarily due to an increase in professional fees incurred, combined with increases in audit fees and state franchise taxes as a result of increases in equity issuance and real estate owned during the year ended December 31, 2014. We also incurred $464,000 of Excess G&A for the year ended December 31, 2014, net of amounts reimbursed of $371,000, compared with $136,000 for the year ended December 31, 2013. No amounts were reimbursed during the year ended December 31, 2013.
Property Operating Expenses
Property operating expenses such as property repairs, maintenance and property related insurance include both reimbursable and non-reimbursable property expenses. We are reimbursed by the tenant for reimbursable property operating expenses in accordance with the respective lease agreements.
2015 v 2014 – Property operating expenses increased $171,000 to $644,000 for the year ended December 31, 2015, compared to $473,000 for the year ended December 31, 2014. The increase was primarily due to the acquisition of seven properties subsequent to December 31, 2014 and owning 70 properties for the entire period ended December 31, 2015.
2014 v 2013 – Property operating expenses increased $332,000 to $473,000 for the year ended December 31, 2014, compared to $141,000 for the year ended December 31, 2013. The increase was primarily due to the acquisition of 43 properties subsequent to December 31, 2013.
Real Estate Tax Expenses
2015 v 2014 – Real estate tax expenses increased $543,000 to $1.2 million for the year ended December 31, 2015, compared to $661,000 for the year ended December 31, 2014. The increase was primarily due to higher property tax assessments at several of our properties subsequent to December 31, 2014.

2014 v 2013 – Real estate tax expenses increased $411,000 to $661,000 for the year ended December 31, 2014, compared to $250,000 for the year ended December 31, 2013. The increase was primarily due to the acquisition of 43 properties subsequent to December 31, 2013.
Advisory Fees and Expenses
The advisory fees and expenses that we pay to our advisor are based upon our NAV.
2015 v 2014 – Advisory fees and expenses increased $534,000 to $2.5 million for the year ended December 31, 2015, compared to $2.0 million for the year ended December 31, 2014. The increase was due to an increase in our NAV for each share class. The NAV per share for W Shares, A Shares and I Shares increased $0.73, $0.72 and $0.76, respectively during the year ended December 31, 2015.
2014 v 2013 – Advisory fees and expenses increased $1.2 million to $2.0 million for the year ended December 31, 2014, compared to $806,000 for the year ended December 31, 2013. The increase was due to an increase in advisory and performance fees earned by our advisor pursuant to our advisory agreement due to an increase in our NAV.
Acquisition-Related Expenses
2015 v 2014 – Acquisition-related expenses decreased $686,000 to $809,000 for the year ended December 31, 2015, compared to $1.5 million for the year ended December 31, 2014. The change was primarily due to the purchase of seven commercial properties for an aggregate purchase price of $52.3 million during the year ended December 31, 2015, compared to the purchase of 43 commercial properties for an aggregate purchase price $126.4 million during the year ended December 31, 2014.
2014 v 2013 – Acquisition-related expenses increased $643,000 to $1.5 million for the year ended December 31, 2014, compared to $852,000 for the year ended December 31, 2013. The increase was primarily due to the acquisition-related expenses incurred in connection with the purchase of 43 commercial properties for an aggregate purchase price of $126.4 million during the year ended December 31, 2014, compared to the purchase of 22 commercial properties for a purchase price $70.5 million during the year ended December 31, 2013.
Depreciation and Amortization Expenses
2015 v 2014 – Depreciation and amortization expenses increased $2.0 million to $6.5 million for the year ended December 31, 2015, compared to $4.5 million for the year ended December 31, 2014. The increase was primarily due to the acquisition of seven properties subsequent to December 31, 2014 and owning 70 properties for the entire period ended December 31, 2015.
2014 v 2013 – Depreciation and amortization expenses increased $3.0 million to $4.5 million for the year ended December 31, 2014, compared to $1.5 million for the year ended December 31, 2013. The increase was primarily related to depreciation and amortization on the 43 properties acquired during the year ended December 31, 2014.
Gain on Disposition of Real Estate, Net
2015 v 2014 – Gain on disposition real estate, net was $5.6 million for the year ended December 31, 2015. The gain recorded was due to the disposition of five properties during the year ended December 31, 2015. No dispositions occurred during the years ended December 31, 2014 or 2013.
Interest Expense and Other, Net
2015 v 2014 – Interest and other expense, net, increased $1.4 million to $4.0 million for the year ended December 31, 2015, compared to $2.6 million for the year ended December 31, 2014. The increase was primarily due to an increase of $37.8 million in our average outstanding debt balance for the year ended December 31, 2015, compared to the year ended December 31, 2014.
2014 v 2013 – Interest and other expense, net, increased $1.6 million to $2.6 million for the year ended December 31, 2014, compared to $944,000 for the year ended December 31, 2013. The increase was primarily due to an increase of $49.8 million in our average outstanding debt balance for the year ended December 31, 2014, compared to the year ended December 31, 2013.

Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.002678083 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2015 and ending on December 31, 2015. In addition, our board of directors authorized a daily distribution of $0.002678083 per share for stockholders of record as of the close of business on each day of the period commencing January 1, 2016 and ending on June 30, 2016. The daily distribution amount for each class of outstanding common stock is adjusted based on the relative NAV of the various classes each day so that, from day to day, distributions constitute a uniform percentage of the NAV per share of all classes. As a result, from day to day, the per share daily distribution for each outstanding class of common stock may be higher or lower than the daily distribution amount authorized by our board of directors based on the relative NAV of each class of common stock on that day.
During the years ended December 31, 2015 and 2014, we paid distributions of $7.5 million and $5.6 million, respectively, including $3.3 million and $2.3 million, respectively, through the issuance of shares pursuant to the DRIP. The distributions paid during the years ended December 31, 2015 and 2014 were fully covered by cash flows from operating activities.
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
Our share redemption plan includes certain redemption limits, including a quarterly limit and, in some cases, a stockholder by stockholder limit. During the year ended December 31, 2015, we received redemption requests for, and redeemed approximately 651,000 W Shares and 67,000 A Shares for $11.8 million and $1.2 million, respectively. See Note 14 to our consolidated financial statements included in this Annual Report on Form 10-K for additional terms of the share redemption program, including the share redemption plan limits.
We intend to fund share redemptions with available cash, proceeds from our liquid investments and proceeds from the sale of additional shares. We may, after taking the interests of our Company as a whole and the interests of our remaining stockholders into consideration, use proceeds from any available sources at our disposal to satisfy redemption requests, including, but not limited to, proceeds from sales of additional shares, excess cash flow from operations, sales of our liquid investments, incurrence of indebtedness and, if necessary, proceeds from the disposition of real estate properties or real estate related assets. In an effort to have adequate cash available to support our share redemption plan, Cole Advisors may determine to reserve borrowing capacity under our line of credit. Cole Advisors could then elect to borrow against our line of credit in part to redeem shares presented for redemption during periods when we do not have sufficient proceeds from the sale of shares in the Offering to fund all redemption requests.
See the discussion of our share redemption program in Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Redemption Program of this Annual Report on Form 10-K.
Liquidity and Capital Resources
General
Our principal demands for funds will be for real estate and real estate related investments, for the payment of acquisition-related expenses, operating expenses, distributions and redemptions to stockholders and principal and interest on any current and any future indebtedness. Generally, cash needs for items other than acquisitions and acquisition-related expenses will be generated from operations of our current and future investments. We expect to continue to raise capital through the Offering and to utilize such funds and future proceeds from secured or unsecured financing to complete future property acquisitions. The sources of our operating cash flows primarily are driven by the rental income received from current and future leased properties. As of December 31, 2015, we had raised $199.1 million of gross proceeds from the Offering before offering costs, selling commissions, dealer manager fees and distribution fees of $4.1 million.
We have an amended and restated credit agreement (the “Amended Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent (“JPMorgan Chase”), that provides for borrowings up to $125.0 million, which is comprised of $85.0 million in revolving loans (the “Revolving Loans”) and a $40.0 million term loan (the “Term Loan”), collectively, the credit facility (the “Credit Facility”). As of December 31, 2015, we had $75.0 million in unused capacity, subject to borrowing availability. As of December 31, 2015, we had cash and cash equivalents of $14.8 million.
Our investment guidelines provide that we will target the following aggregate allocation to relatively liquid investments, such as U.S. government securities, agency securities, corporate debt, publicly traded debt and equity real estate-related securities, cash, cash equivalents and other short-term investments and, in Cole Advisors’ discretion, lines of credit (collectively, the “Liquid Assets”): (1) 10% of our NAV up to $1.0 billion and (2) 5% of our NAV in excess of $1.0 billion. To the extent that Cole Advisors elects to maintain borrowing capacity under lines of credit, the amount available under the lines of credit will be included in calculating the Liquid Assets under these guidelines. These are guidelines, and our stockholders should not expect that we will, at all times, hold liquid assets at or above the target levels or that all liquid assets will be available to satisfy redemption requests as we receive them. We anticipate that both our overall allocation to liquid assets as a percentage of our NAV and our allocation to different types of liquid assets will vary. In making these determinations our advisor will consider our receipt of proceeds from sales of additional shares, our cash flow from operations, available borrowing capacity under lines of credit, if any, or from additional mortgages on our real estate, our receipt of proceeds from sales of assets, and the anticipated use of cash to fund redemptions, as well as the availability and pricing of different investments. The amount of the Liquid Assets is determined by our advisor, in its sole discretion, but is subject to review by our independent directors on a quarterly basis.
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
Contractual Obligations
As of December 31, 2015, we had $119.5 million of debt outstanding, with a weighted average interest rate of 3.58%. See Note 8 — Credit Facility and Notes Payable to our consolidated financial statements in this Annual Report on Form 10-K for a description of certain terms of the debt.

Our contractual obligations as of December 31, 2015 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - credit facility (2)	$50,000	$—	$10,000	$40,000	$—
Interest payments - credit facility(3)	5,869	1,604	2,964	1,301	—
Principal payments - fixed debt rate	69,494	—	—	9,240	60,254
Interest payments - fixed debt rate(3)	18,813	2,696	5,385	5,362	5,370
Total	$144,176	$4,300	$18,349	$55,903	$65,624
 ____________________________________

(1)	The table does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
Does not include the impact of any extension. We may elect to extend the maturity of the Revolving Loans to September 12, 2019, subject to satisfying certain conditions described in the Amended Credit Agreement.

(3)
As of December 31, 2015, we had $9.2 million of variable rate mortgage notes and $40.0 million of variable rate debt on the Credit Facility effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our swap agreements to calculate the debt payment obligations in future periods.

Our charter prohibits us from incurring debt that would cause our borrowings to exceed 75% of our gross assets, valued at the aggregate cost (before depreciation and other non-cash reserves), unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report. In addition to this limitation in our charter, our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before depreciation or other non-cash reserves) or fair market value of our gross assets; provided however, that a majority of our board of directors (including a majority of the independent directors) has determined that, as a general policy, borrowing in excess of 60% of the greater of cost (before deducting depreciation and other non-cash reserves) or fair market value of our gross assets is justified and in the best interest of us and our stockholders during our capital raising stage. The independent directors believe such borrowing levels are justified as higher debt levels during the offering stage may enable us to acquire properties earlier than we might otherwise be able to acquire them if we were to adhere to the 60% debt limitation, which could yield returns that are accretive to the portfolio. In addition, as we are in the offering stage, more equity could be raised in the future to reduce the debt levels. As of December 31, 2015, our ratio of debt to total gross real estate assets net of gross intangible lease liabilities was 44.9% (39.3% including adjustment to debt for cash and cash equivalents).
Cash Flow Analysis
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Operating Activities. Net cash provided by operating activities increased $1.6 million to $8.2 million for the year ended December 31, 2015, compared to $6.6 million for the year ended December 31, 2014. The increase was primarily due to $7.3 million of net income for the year ended December 31, 2015, compared to a net income of $251,000 for the year ended December 31, 2014, before non-cash adjustments for depreciation, amortization of intangibles, amortization of deferred financing costs and amortization of discounts on marketable securities of $3.8 million, combined with a net increase in working capital accounts of $1.3 million. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased $90.4 million to $36.1 million for the year ended December 31, 2015, compared to $126.5 million for the year ended December 31, 2014. The decrease in cash flow primarily relates to a decrease in cash paid for real estate assets of $74.0 million, and an increase in cash proceeds from the disposition of real estate assets of $21.4 million.
Financing Activities. Net cash provided by financing activities decreased $80.9 million to $38.2 million for the year ended December 31, 2015, compared to $119.1 million for the year ended December 31, 2014. The decrease was primarily due to an increase in net repayments from borrowing facilities and notes payable of $77.2 million and a decrease in redemptions of common stock of $5.0 million.

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
Investing Activities. Net cash used in investing activities increased $55.5 million to $126.5 million for the year ended December 31, 2014, compared to $71.0 million for the year ended December 31, 2013. The increase was primarily due to the acquisition of 43 commercial properties during the year ended December 31, 2014. We acquired 22 commercial properties during the year ended December 31, 2013.
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
Election as a REIT
From the date of our formation and until the day following the date on which we issued shares to stockholders other than CHC, we were a qualified subchapter S subsidiary of CHC, and therefore were disregarded as an entity separate from CHC for U.S. federal income tax purposes. We have elected to be taxed, and currently qualify, as a REIT under the Code. To maintain our qualification as a REIT, we must continue to meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we are not subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income, determined without regard to the deduction for dividends paid and excluding certain non-cash items and net capital gains.
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
Inflation
We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. There are provisions in certain of our tenant leases that are intended to protect us from, and mitigate the risk of, the impact of inflation. These provisions include rent steps and clauses enabling us to receive payment of additional rent calculated as a percentage of the tenant’s gross sales above pre-determined thresholds. In addition, most of our leases require the tenant to pay all or a majority of the property’s operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs. However, due to the long-term nature of leases for real property, such leases may not reset frequently enough to adequately offset the effects of inflation.
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

Related-Party Transactions and Agreements
We have entered into agreements with Cole Advisors and its affiliates, whereby we agree to pay certain fees, or reimburse certain expenses of, Cole Advisors or its affiliates, primarily advisory and performance fees and expenses, organization and offering costs, sales commissions, dealer manager fees and expenses, distribution fees and reimbursement of certain acquisition and operating costs. See Note 11 to our consolidated financial statements in this Annual Report on Form 10-K for a further explanation of the various related-party transactions, agreements and fees.
Conflicts of Interest
Affiliates of Cole Advisors act as an advisor to, and certain of our executive officers and one of our directors act as executive officers and/or directors of CCPT IV, CCPT V, and/or CCIT II, all of which are REITs offered, distributed and/or managed by affiliates of Cole Advisors. As such, there are conflicts of interest where Cole Advisors or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for VEREIT or another real estate program sponsored by Cole Capital, may be in conflict with us in connection with providing services to other real estate related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of Cole Advisors and VEREIT and these other real estate programs sponsored by Cole Capital could influence the advice to us. See Part I, Item 1. Business — Conflicts of Interest in this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of December 31, 2015 and 2014, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with the acquisition of our properties, we have obtained variable rate debt financing, and are therefore exposed to changes in LIBOR. In the future, our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. In addition, we expect that we may enter into derivative financial instruments such as interest rate swaps, interest rate caps and rate lock arrangements in order to mitigate our interest rate risk. To the extent we enter into such arrangements, we will be exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations. From time to time, we may enter into interest rate hedge contracts in order to mitigate our interest rate risk with respect to various debt instruments.
As of December 31, 2015, we had a variable rate debt of $10.0 million, excluding any debt subject to interest rate swap agreements, and, therefore, we are exposed to interest rate changes in LIBOR.. A 50 basis point increase or decrease in interest rates on our variable rate debt would increase or decrease our interest expense by $50,000 per annum.
As of December 31, 2015, we had two interest rate swap agreements outstanding, which mature on September 12, 2019 and December 1, 2020, with an aggregate notional amount of $49.2 million and an aggregate net fair value liability of $302,000. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of December 31, 2015, an increase of 50 basis points in interest rates would result in a derivative asset of $612,000, representing a $913,000 net change to the fair value of the net derivative liability. A decrease of 50 basis points would result in a derivative liability of $1.2 million, representing a $932,000 increase to the fair value of the net derivative liability.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2015.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that no controls and procedures, no matter how well designed and operated, can provide absolute assurance of achieving the desired control objectives.
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2015 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2015, were effective.
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
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2015.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be presented in our definitive proxy statement for our 2016 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2015, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item will be presented in our definitive proxy statement for our 2016 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2015, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be presented in our definitive proxy statement for our 2016 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2015, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE
The information required by this Item will be presented in our definitive proxy statement for our 2016 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2015, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be presented in our definitive proxy statement for our 2016 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2015, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements
The list of the consolidated financial statements contained herein is set forth on page F-1 hereof.
Financial Statement Schedules
Schedule III – Real Estate Assets and Accumulated Depreciation is set forth beginning on page S-1 hereof.
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.
Exhibits
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.2
Bylaws of Cole Real Estate Income Strategy (Daily NAV), Inc. effective September 28, 2011 (Incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 4 to the Company’s Registration on Form S-11 (File No. 333-169535), filed on November 3, 2011).

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

10.1
Independent Valuation Expert Agreement by and between Cole Real Estate Income Strategy (Daily NAV), Inc. (f/k/a Cole Real Estate Income Trust, Inc.) and CB Richard Ellis, Inc. dated September 1, 2011 (Incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 4 to the Company’s Registration on Form S-11 (File No. 333-169535), filed on November 3, 2011).

10.2
Amended and Restated Escrow Agreement by and between Cole Real Estate Income Strategy (Daily NAV), Inc. and UMB Bank, N.A. (Incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 5 to the Company’s Registration on Form S-11 (File No. 333-169535), filed on December 6, 2011).

10.3
Second Amended and Restated Agreement of Limited Partnership of Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP, dated as of August 26, 2013 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 333-169535), filed on August 26, 2013).

10.4
Amended and Restated Advisory Agreement by and among Cole Real Estate Income Strategy (Daily NAV), Inc., Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP and Cole Real Estate Income Strategy (Daily NAV) Advisors, LLC, dated as of August 26, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 333-169535), filed on August 26, 2013).

10.5
First Amendment to Amended and Restated Escrow Agreement by and among Cole Real Estate Income Strategy (Daily NAV), Inc., Cole Capital Corporation and UMB Bank, N.A., dated as of August 26, 2013 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 333-169535), filed on August 26, 2013).

Exhibit No.	Description
10.6
Second Amendment to Amended and Restated Escrow Agreement by and among Cole Real Estate Income Strategy (Daily NAV), Inc., Cole Capital Corporation and UMB Bank, N.A. (Incorporated by reference to Exhibit 10.20 to Post-Effective Amendment No. 1 to the Company’s Registration on Form S-11 (File No. 333-186656), filed on November 15, 2013).

10.7
Amended and Restated Credit Agreement dated September 12, 2014 by and among Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP and J.P. Morgan Securities, LLC, as lead arranger and bookrunner, JPMorgan Chase Bank, N.A. as administrative agent, swing line lender and letter of credit issuer, and U.S Bank National Association as syndication agent and documentation agent (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (File No. 000-55187), filed on November 13, 2014).

10.8
Subordinated Promissory Note dated December 16, 2014 by and among Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP, as borrower, and Series C, LLC. (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K filed on March 30, 2015).

10.9
First Modification Agreement dated June 12, 2015 by and among Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP, as borrower, and JPMorgan Chase Bank, N.A., as administrative agent and lender. (Incorporated by reference to Exhibit 10.9 to Post-Effective Amendment No. 11 to the Company’s Registration on Form S-11 (File No. 333-186656), filed on October 1, 2015).

21.1*	Subsidiaries of the Registrant.
31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
 ____________________________________

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

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of March 2016.

Cole Real Estate Income Strategy (Daily NAV), Inc.

By:	/s/ SIMON J. MISSELBROOK
Name:	Simon J. Misselbrook
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ GLENN J. RUFRANO	Chief Executive Officer and President	March 28, 2016
Glenn J. Rufrano	(Principal Executive Officer)

/s/ SIMON J. MISSELBROOK	Chief Financial Officer and Treasurer	March 28, 2016
Simon J. Misselbrook	(Principal Financial Officer)

/s/ CHRISTINE T. BROWN	Vice President of Accounting	March 28, 2016
Christine T. Brown	(Principal Accounting Officer)

/s/ GEORGE N. FUGELSANG	Chairman of the Board	March 28, 2016
George N. Fugelsang

/s/ RICHARD J. LEHMANN	Director	March 28, 2016
Richard J. Lehmann

/s/ ROGER D. SNELL	Director	March 28, 2016
Roger D. Snell

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Cole Real Estate Income Strategy (Daily NAV), Inc.
Phoenix, Arizona
We have audited the accompanying consolidated balance sheets of Cole Real Estate Income Strategy (Daily NAV), Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cole Real Estate Income Strategy (Daily NAV), Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 28, 2016

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2015	December 31, 2014
ASSETS
Investment in real estate assets:
Land	$49,785	$46,455
Buildings and improvements	187,616	156,656
Intangible lease assets	32,880	29,374
Total real estate investments, at cost	270,281	232,485
Less: accumulated depreciation and amortization	(12,698)	(6,980)
Total real estate investments, net	257,583	225,505
Investment in marketable securities	5,237	490
Total real estate investments and marketable securities, net	262,820	225,995
Cash and cash equivalents	14,840	4,489
Restricted cash	118	25
Rents and tenant receivables	2,655	1,267
Prepaid expenses and other assets	250	364
Deferred costs, net	819	1,022
Total assets	$281,502	$233,162
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable, net	$117,730	$119,530
Accounts payable and accrued expenses	2,122	1,188
Escrowed investor proceeds	50	25
Due to affiliates	2,006	1,816
Intangible lease liabilities, net	3,513	2,058
Distributions payable	788	595
Deferred rental income, derivative liabilities and other liabilities	1,120	585
Total liabilities	127,329	125,797
Commitments and contingencies
Redeemable common stock	17,967	12,545
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
A Shares common stock, $0.01 par value; 163,000,000 shares authorized, 1,371,763 and 897,376 shares issued and outstanding, respectively	14	9
I Shares common stock, $0.01 par value; 163,000,000 shares authorized, 657,624 and 256,525 shares issued and outstanding, respectively	7	3
W Shares common stock, $0.01 par value; 164,000,000 shares authorized, 7,825,063 and 6,012,043 shares issued and outstanding, respectively	78	60
Capital in excess of par value	146,431	104,284
Accumulated distributions in excess of earnings	(9,949)	(9,539)
Accumulated other comprehensive (loss) income	(375)	3
Total stockholders’ equity	136,206	94,820
Total liabilities and stockholders’ equity	$281,502	$233,162
The accompanying notes are an integral part of these consolidated financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Rental income	$17,345	$12,338	$4,748
Tenant reimbursement income	1,688	959	336
Interest income on marketable securities	76	8	5
Total revenues	19,109	13,305	5,089
Operating expenses:
General and administrative	1,794	1,337	1,100
Property operating	644	473	141
Real estate tax	1,204	661	250
Advisory fees	2,536	2,002	806
Acquisition-related	809	1,495	852
Depreciation and amortization	6,457	4,535	1,530
Total operating expenses	13,444	10,503	4,679
Operating income	5,665	2,802	410
Other income (expense):
Interest expense and other, net	(3,980)	(2,551)	(944)
Income before real estate dispositions	1,685	251	(534)
Gain on disposition of real estate, net	5,642	—	—
Net income (loss)	$7,327	$251	$(534)
Weighted average number of common shares outstanding:
Basic and diluted	7,912,968	6,019,518	2,509,921
Net income (loss) per common share
Basic and diluted	$0.93	$0.04	$(0.21)
The accompanying notes are an integral part of these consolidated financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$7,327	$251	$(534)
Other comprehensive income (loss):
Unrealized holding (loss) gain on marketable securities	(93)	6	(5)
Less: reclassification adjustment for loss included in income as other expense	17	—	1
Unrealized (loss) on interest rate swaps	(586)	—	—
Amount of loss reclassified from other comprehensive (loss) income into income as interest expense	284	—	—
Total other comprehensive income (loss)	(378)	6	(4)
Comprehensive income (loss)	$6,949	$257	$(538)
The accompanying notes are an integral part of these consolidated financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	W Shares Common Stock		A Shares Common Stock		I Shares Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2013	914,037	$9	—	$—	—	$—	$10,010	$(1,140)	$1	$8,880
Issuance of common stock	3,247,362	32	23,767	—	235	—	54,053	—	—	54,085
Conversion of shares	(128,941)	(1)	—	—	128,941	1	—	—	—	—
Distributions to investors	—	—	—	—	—	—	—	(2,275)	—	(2,275)
Commissions, dealer manager and distribution fees	—	—	—	—	—	—	(245)	—	—	(245)
Other offering costs	—	—	—	—	—	—	(406)	—	—	(406)
Redemptions of common stock	(38,542)	—	—	—	—	—	(627)	—	—	(627)
Changes in redeemable common stock	—	—	—	—	—	—	(3,212)	—	—	(3,212)
Comprehensive loss	—	—	—	—	—	—	—	(534)	(4)	(538)
Balance, December 31, 2013	3,993,916	$40	23,767	$—	129,176	$1	$59,573	$(3,949)	$(3)	$55,662
Issuance of common stock	3,070,377	31	874,181	9	127,349	2	69,907	—	—	69,949
Distributions to investors	—	—	—	—	—	—	—	(5,841)	—	(5,841)
Commissions, dealer manager and distribution fees	—	—	—	—	—	—	(1,155)	—	—	(1,155)
Other offering costs	—	—	—	—	—	—	(520)	—	—	(520)
Redemptions of common stock	(1,052,250)	(11)	(572)	—	—	—	(17,958)	—	—	(17,969)
Changes in redeemable common stock	—	—	—	—	—	—	(5,563)	—	—	(5,563)
Comprehensive income	—	—	—	—	—	—	—	251	6	257
Balance, December 31, 2014	6,012,043	$60	897,376	$9	256,525	$3	$104,284	$(9,539)	$3	$94,820
Issuance of common stock	2,689,946	27	541,431	6	175,819	2	62,136	—	—	62,171
Conversion of shares	(226,091)	(2)	—	—	225,280	2	—	—	—	—
Distributions to investors	—	—	—	—	—	—	—	(7,737)	—	(7,737)
Commissions, dealer manager and distribution fees	—	—	—	—	—	—	(1,154)	—	—	(1,154)
Other offering costs	—	—	—	—	—	—	(464)	—	—	(464)
Redemptions of common stock	(650,835)	(7)	(67,044)	(1)	—	—	(12,949)	—	—	(12,957)
Changes in redeemable common stock	—	—	—	—	—	—	(5,422)	—	—	(5,422)
Comprehensive income	—	—	—	—	—	—	—	7,327	(378)	6,949
Balance, December 31, 2015	7,825,063	$78	1,371,763	$14	657,624	$7	$146,431	$(9,949)	$(375)	$136,206
The accompanying notes are an integral part of these consolidated financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$7,327	$251	$(534)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net	6,630	4,581	1,485
Straight-line rental income	(717)	(397)	(186)
Amortization of deferred financing costs	465	727	300
Amortization on marketable securities	12	2	3
Gain on disposition of real estate assets, net	(5,642)	—	—
Loss (Gain) on sale of marketable securities	17	(1)	2
Bad debt expense	2	—	—
Changes in assets and liabilities:
Rents and tenant receivables	(1,077)	(289)	(85)
Prepaid expenses and other assets	114	(257)	(2)
Accounts payable and accrued expenses	884	709	105
Deferred rental income and other liabilities	233	324	141
Due to affiliates	(14)	924	421
Net cash provided by operating activities	8,234	6,574	1,650
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(52,555)	(126,580)	(70,734)
Investment in marketable securities	(6,954)	(290)	(361)
Proceeds from sale and maturities of marketable securities	2,102	265	119
Proceeds from disposition of real estate assets	21,398	—	—
Change in restricted cash	(93)	80	17
Net cash used in investing activities	(36,102)	(126,525)	(70,959)
Cash flows from financing activities:
Proceeds from issuance of common stock	58,835	67,631	53,451
Offering costs on issuance of common stock	(1,414)	(1,612)	(578)
Redemptions of common stock	(12,957)	(17,969)	(627)
Distributions to investors	(4,208)	(3,245)	(1,389)
Proceeds from credit facility and notes payable	82,190	119,358	48,875
Repayments of credit facility	(83,000)	(42,954)	(25,615)
Proceeds from line of credit with affiliate	10,000	—	—
Repayments of line of credit with affiliate	(10,000)	—	—
Deferred financing costs paid	(1,252)	(2,059)	(419)
Change in escrowed investor proceeds liability	25	(80)	(17)
Net cash provided by financing activities	38,219	119,070	73,681
Net increase (decrease) in cash and cash equivalents	10,351	(881)	4,372
Cash and cash equivalents, beginning of year	4,489	5,370	998
Cash and cash equivalents, end of year	$14,840	$4,489	$5,370
Supplemental disclosures of non-cash investing and financing activities:
Common stock issued through distribution reinvestment plan	$3,336	$2,318	$634
Distributions declared and unpaid	$788	$595	$317
Accrued dealer manager fee, distribution fee, and other offering costs	$477	$273	$210
Accrued capital expenditures	$50	$—	$—
Change in fair value of marketable securities	$(73)	$6	$(4)
Change in fair value of interest rate swaps	$(302)	$—	$—
Supplemental cash flow disclosures:
Interest paid	$3,404	$1,728	$602
The accompanying notes are an integral part of these consolidated financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Real Estate Income Strategy (Daily NAV), Inc. (the “Company”) is a Maryland corporation, incorporated on July 27, 2010, that qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning in the taxable year ended December 31, 2012. Substantially all of the Company’s business is conducted through Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP (“Cole OP”), a Delaware limited partnership. The Company is the sole general partner of, and owns, directly or indirectly, 100% of the partnership interest in, Cole OP. The Company is externally managed by Cole Real Estate Income Strategy (Daily NAV) Advisors, LLC, a Delaware limited liability company (“Cole Advisors”), an affiliate of the Company’s sponsor, Cole Capital®, which is a trade name used to refer to a group of affiliated entities directly or indirectly controlled by VEREIT, Inc. (“VEREIT”), a widely-held public company whose shares of common stock are listed on the New York Stock Exchange (NYSE: VER). VEREIT indirectly owns and/or controls the Company’s external advisor, Cole Advisors, the Company’s dealer manager, Cole Capital Corporation (“CCC”), the Company’s property manager, CREI Advisors, LLC (“CREI Advisors”), and Cole Capital.
On December 6, 2011, pursuant to a registration statement filed on Form S-11 (Registration No. 333-169535) (the “Initial Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”), the Company commenced its initial public offering on a “best efforts” basis of $4.0 billion in shares of common stock. On August 26, 2013, pursuant to a registration statement filed on Form S-11 (Registration No. 333-186656) (the “Multi-Class Registration Statement”) under the Securities Act, the Company designated the existing shares of the Company’s common stock that were sold prior to such date to be Wrap Class shares (“W Shares”) of common stock and registered two new classes of the Company’s common stock, Advisor Class shares (“A Shares”) and Institutional Class shares (“I Shares”). Pursuant to the Multi-Class Registration Statement, the Company is offering up to $4.0 billion in shares of common stock of the three classes (the “Offering”), consisting of $3.5 billion in shares in the Company’s primary offering (the “Primary Offering”) and $500.0 million in shares pursuant to a distribution reinvestment plan (the “DRIP”). The Company is offering to sell any combination of W Shares, A Shares and I Shares with a dollar value up to the maximum offering amount. As of December 31, 2015, the Company had issued approximately 11.7 million shares of common stock in the Offering for gross offering proceeds of $199.9 million before offering costs and selling commissions of $4.0 million.
The per share purchase price for each class of common stock varies from day-to-day and, on each business day, is equal to, for each class of common stock, the Company’s net asset value (“NAV”) for such class, divided by the number of shares of that class outstanding as of the close of business on such day, plus, for A Shares sold in the Primary Offering, applicable selling commissions. The Company’s NAV per share is calculated daily as of the close of business by an independent fund accountant using a process that reflects (1) estimated values of each of the Company’s commercial real estate assets, related liabilities and notes receivable secured by real estate provided periodically by the Company’s independent valuation expert in individual appraisal reports, (2) daily updates in the price of liquid assets for which third party market quotes are available, (3) accruals of daily distributions, and (4) estimates of daily accruals, on a net basis, of operating revenues, expenses, debt service costs and fees. As of December 31, 2015, the NAV per share for W Shares, A Shares, and I Shares was $18.24, $18.17, and $18.31, respectively. The Company’s NAV is not audited or reviewed by its independent registered public accounting firm.
The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio primarily consisting of (1) necessity retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States and U.S. protectorates, (2) notes receivable secured by commercial real estate, including the origination of loans, and (3) cash, cash equivalents, other short-term investments and traded real estate-related securities. As of December 31, 2015, the Company owned 77 commercial properties located in 29 states, containing 1.9 million rentable square feet of commercial space, including the square feet of buildings which are on land subject to ground leases. As of December 31, 2015, these properties were 99.1% leased.
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
Reclassifications
The Company has chosen to break out the details of (i) real estate tax expenses from property operating expenses in the Company’s consolidated statements of operations and (ii) straight-line rental income in the Company’s consolidated statement of cash flows. The Company has also chosen to combine the depreciation of $3.0 million and $1.0 million for the years ended December 31, 2014 and 2013, respectively, and amortization of $1.5 million and $519,000 for the years ended December 31, 2014 and 2013, respectively, into the line item depreciation and amortization in the consolidated statements of operations.
Further, the Company has modified the presentation of debt issuance costs related to a recognized debt liability to be presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability (specifically relating to mortgage notes payable and the term portion of the credit facility), rather than presenting the costs as an asset, for all periods presented. As such, the corresponding prior period amounts have also been broken out into separate line items to conform to the current financial statement presentation.
The Company has also reclassified certain accounts, as shown below, in its previously issued consolidated balance sheet to conform to the current period presentation. Investments in real estate assets have been presented gross, with the related depreciation and amortization amounts subtracted out to arrive at the net real estate investments balance. None of the revised reclassifications reflect corrections of any amounts. The following table presents the previously reported balances and the reclassified balances for the impacted line items of the December 31, 2014 consolidated balance sheet (in thousands):

December 31, 2014
As Previously Reported
Investment in real estate assets:
Land	$46,455
Buildings and improvements, less accumulated depreciation of $4,459	152,197
Acquired intangible lease assets, less accumulated amortization of $2,521	26,853
Total investment in real estate assets, net	$225,505

December 31, 2014
As Reclassified
Investment in real estate assets:
Land	$46,455
Buildings and improvements	156,656
Intangible lease assets	29,374
Total real estate investments, at cost	232,485
Less: accumulated depreciation and amortization	(6,980)
Total real estate investments, net	$225,505
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

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Real Estate Investments
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition, excluding acquisition-related expenses, construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate assets and leasing costs. All repairs and maintenance are expensed as incurred.
The Company considers the period of future benefit of each respective asset to determine the appropriate useful life. The estimated useful lives of the Company’s real estate assets by class are generally as follows:

Buildings	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. The evaluation of properties for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. No impairment indicators were identified and no impairment losses were recorded during the years ended December 31, 2015, 2014 or 2013.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of December 31, 2015 or 2014.
Allocation of Purchase Price of Real Estate Assets
Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above- and below-market leases and the value of in-place leases, based in each case on their respective fair values. Acquisition-related expenses are expensed as incurred. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and buildings). The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
The fair values of above- and below-market lease intangibles are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including, for below-market leases, any bargain renewal periods. The above- and below-market lease intangibles are capitalized as intangible lease assets or liabilities, respectively. Above-market leases are amortized as a reduction to rental income over the remaining terms of the respective leases. Below-market leases are amortized as an increase to rental income over the remaining terms of the respective leases, including any bargain renewal periods. In considering whether or not the Company expects a

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

tenant to execute a bargain renewal option, the Company evaluates economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, the remaining lease term, the tenant mix of the leased property, the Company’s relationship with the tenant and the availability of competing tenant space. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above- or below-market lease intangibles relating to that lease would be recorded as an adjustment to rental income.
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
The Company will estimate the fair value of assumed mortgage notes payable based upon indications of current market pricing for similar types of debt financing with similar maturities. Assumed mortgage notes payable will initially be recorded at their estimated fair value as of the assumption date, and any difference between such estimated fair value and the mortgage note’s outstanding principal balance will be amortized or accreted to interest expense over the term of the respective mortgage note payable.
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
Investment in Marketable Securities
Investment in marketable securities consists primarily of the Company’s investment in corporate and government debt securities. The Company determines the appropriate classification for debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 2015, the Company classified its investments as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss).
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
The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method and is recorded in the accompanying consolidated statements of operations in interest and other expense, net. Upon the sale of a security, the realized net gain or loss is computed on the specific identification method.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Cash
The Company had $118,000 and $25,000 in restricted cash as of December 31, 2015 and 2014. Included in restricted cash were escrowed investor proceeds of $50,000 and $25,000 for which shares of common stock had not been issued as of December 31, 2015 and 2014, respectively. Additionally, as of December 31, 2015, the Company had $68,000 in lender cash management accounts. As part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which funds in excess of the required minimum balance are disbursed on a weekly basis to the Company.
Cash Concentrations
As of December 31, 2015, the Company had cash on deposit, including restricted cash, at four financial institutions, one of which the Company had deposits in excess of federally insured levels totaling $14.4 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
Deferred Financing Costs
Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. As discussed in “Reclassifications” and “Recent Accounting Pronouncements” in this note, the Company historically presented the costs as an asset for the respective financing agreements. These costs were amortized to interest expense over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are written off when the associated debt was refinanced or repaid before maturity. Pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2015-03, the presentation of all deferred financing costs, other than those associated with the revolving credit facility, has been reclassified such that the debt issuance costs related to a recognized debt liability is presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability rather than as an asset. However, the Company has not reclassified the presentation of deferred financing costs related to the revolving credit facility as, pursuant to FASB ASU 2015-15, debt issuance costs related to securing a revolving line of credit may be presented as an asset and amortized ratably over the term of the line of credit arrangement. As such, the Company’s current and corresponding prior period total deferred financing costs, net in the accompanying consolidated balance sheets relate only to the revolving credit facility and the historical presentation, amortization and treatment of unamortized costs are still applicable. As of December 31, 2015 and 2014, the Company had $819,000 and $1.0 million, respectively, of deferred financing costs, net of accumulated amortization, related to the revolving credit facility. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined the financing will not close.
Due to Affiliates
Cole Advisors and certain of its affiliates received, and will continue to receive, fees, reimbursements and compensation in connection with services provided relating to the Offering and the acquisition, management and performance of the Company’s assets. As of December 31, 2015 and 2014, $2.0 million and $1.8 million, respectively, was due to Cole Advisors and its affiliates for such services, as discussed in Note 11 to these consolidated financial statements.
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
Redeemable Common Stock
The Company has adopted a share redemption program that permits its stockholders to redeem their shares, subject to certain limitations discussed in Note 14 to these consolidated financial statements. The Company records amounts that are redeemable under the share redemption program as redeemable common stock outside of permanent equity on its consolidated balance sheets. Redeemable common stock is recorded at the greater of the carrying amount or redemption value each reporting period. Changes in the value from period to period are recorded as an adjustment to capital in excess of par value.
As of December 31, 2015 and 2014, the quarterly redemption capacity was equal to 10% of the Company’s NAV and this amount was recorded as redeemable common stock on the consolidated balance sheets for a total of $18.0 million and $12.5

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

million, respectively. As of December 31, 2015 and 2014, certain shares were not permitted to be redeemed subject to certain limitations as discussed in Note 14 to these consolidated financial statements.
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
The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the consolidated statements of operations and comprehensive income (loss). No allowances were recorded as of December 31, 2015 or 2014.
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
Earnings (Loss) Per Share
We have three classes of common stock with nonforfeitable dividend rights that are determined based on a different NAV for each class. Accordingly, we utilize the two-class method to determine our earnings per share, which results in the same earnings per share for each of the classes. Diluted income (loss) per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the years ended December 31, 2015, 2014 or 2013.
Offering and Related Costs
Cole Advisors funds all of the organization and offering costs associated with the sale of the Company’s common stock (excluding selling commissions, the distribution fee and the dealer manager fee) and is reimbursed for such costs up to 0.75% of gross proceeds from the Offering, excluding selling commissions charged on A Shares sold in the Primary Offering. As of December 31, 2015, Cole Advisors, or its affiliates, had paid organization and offering costs in excess of the 0.75% in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable to Cole Advisors.
Reportable Segments
The Company’s commercial real estate investments primarily consist of single-tenant, necessity commercial properties, which are leased to creditworthy tenants under long-term net leases and provide current operating cash flow. The commercial properties are geographically diversified throughout the United States and have similar economic characteristics. The Company’s management evaluates operating performance on an overall portfolio level; therefore the Company’s properties are one reportable segment.
Recent Accounting Pronouncements
Effective December 31, 2015, the Company early adopted the accounting and reporting requirements of ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation and Subsequent Measurement of Debt Issuance Costs (“ASU 2015-03”) and ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), included in

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the FASB Accounting Standards Codification (“ASC”) for balance sheet classification of debt issuance costs requiring debt issuance costs to be presented as an offset to the related debt. The Company has applied these requirements retrospectively. Accordingly, the Company has offset $774,000 of previously reported debt issuance costs with the previously reported line of credit and note payable balance of $120.3 million in the Company’s December 31, 2014 consolidated balance sheet. The adoption of these accounting and reporting requirements had no impact on the Company’s consolidated statements of operations or consolidated statements of cash flows.
ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”) — The evaluation of limited partnerships or similar entities as variable interest entities (“VIEs”), was modified. The revised requirements may affect the method of consolidation for reporting entities involved with such entities. Additional disclosure is required for entities not previously included in the reporting entity as a VIE. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. Application of the revised standards may follow the retrospective approach or a modified retrospective approach. The Company has evaluated the effect of ASU 2015-02 and noted that there will not be an impact to the Company’s consolidated financial statements.
From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company is currently evaluating the effect that certain of these new accounting requirements may have on the Company’s accounting and related reporting and disclosures in the Company’s consolidated financial statements:
ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) - The requirements were amended to remove inconsistencies in revenue requirements and to provide a more complete framework for addressing revenue issues across a broad range of industries and transaction types. The revised standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. These provisions are effective January 1, 2018, and are to be applied retrospectively, with early adoption permitted for periods beginning after December 15, 2016 and interim periods thereafter.
ASU No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”) - The amendments in this update eliminate the requirement that an acquirer in a business combination retrospectively account for measurement-period adjustments. Measurement-period adjustments should be recognized during the period in which the adjustment amount is determined, including any earnings impact that the acquirer would have recorded in prior periods if the accounting was completed at the acquisition date. These provisions are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted.
ASU No. 2016-01, Financial Instruments (Subtopic 825-10) - The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income (loss), the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the consolidated balance sheets or the accompanying notes to the financial statements. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.
On February 25, 2016, the FASB issued Accounting Standards Codification (“ASC”) 842 (“ASC 842”), Leases, which replaces the existing guidance in ASC 840, Leases. ASC 842 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASC 842 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (“ROU”) asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Line of credit and notes payable – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. As of December 31, 2015, the estimated fair value of the Company’s debt was $119.3 million compared to a carrying value of $119.5 million. As of December 31, 2014 the estimated fair value of the Company’s debt was $120.3 million, which approximated the carrying value on that date. The fair value of the Company’s debt is estimated using Level 2 inputs.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2015, the Company has assessed the overall significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of December 31, 2015, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2015 and 2014 (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Marketable securities	$5,237	$5,237	$—	$—
Financial liability:
Interest rate swaps	$(302)	$—	$(302)	$—

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Marketable Securities	$490	$490	$—	$—
NOTE 4 — REAL ESTATE ACQUISITIONS
2015 Property Acquisitions
During the year ended December 31, 2015, the Company acquired a 100% interest in seven properties for an aggregate purchase price of $52.3 million (the “2015 Acquisitions”). The Company purchased the 2015 Acquisitions with net proceeds from the Offering and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

December 31, 2015
Land	$11,505
Building and improvements	37,381
Acquired in-place leases	5,054
Acquired above-market leases	28
Acquired below-market leases	(1,694)
Total purchase price	$52,274
The Company recorded revenue of $425,000 and net loss of $267,000 for the year ended December 31, 2015 related to the 2015 Acquisitions. In addition, the Company recorded $809,000 of acquisition-related expenses for the year ended December 31, 2015.
The following information summarizes selected financial information of the Company, as if all of the 2015 Acquisitions were completed on January 1, 2014 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended
	December 31, 2015	December 31, 2014
Pro forma basis (unaudited):
Revenue	$23,322	$17,943
Net income	$9,296	$1,523
The unaudited pro forma information for the year ended December 31, 2015 was adjusted to exclude acquisition-related expenses recorded during such periods related to the 2015 Acquisitions. Accordingly, these expenses were instead recognized in the pro forma information for the year ended December 31, 2014. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2015, nor does it purport to represent the results of future operations.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2014 Property Acquisitions
During the year ended December 31, 2014, the Company acquired a 100% interest in 43 properties for an aggregate purchase price of $126.4 million (the “2014 Acquisitions”). The Company purchased the 2014 Acquisitions with net proceeds from the Offering, combined with proceeds from borrowings, as discussed in Note 8 to these consolidated financial statements. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for the acquisitions purchased during the year ended December 31, 2014 (in thousands):

December 31, 2014
Land	$22,312
Building and improvements	88,082
Acquired in place leases	13,260
Acquired above-market leases	3,614
Acquired below-market leases	(863)
Total purchase price	$126,405
The Company recorded revenue of $4.4 million and net income of $737,000 for the year ended December 31, 2014 related to the 2014 Acquisitions. In addition, the Company recorded $1.5 million of acquisition-related expenses for the year ended December 31, 2014.
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
The unaudited pro forma information for the year ended December 31, 2014 was adjusted to exclude acquisition-related expenses recorded during such periods related to the 2014 Acquisitions. These expenses were recognized in the unaudited pro forma information for the year ended December 31, 2013. The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2014, nor does it purport to represent the results of future operations.
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
The Company recorded revenue of $2.2 million and net income of $337,000 for the year ended December 31, 2013 related to the 2013 Acquisitions. In addition, the Company recorded $852,000 of acquisition-related expenses for the year ended December 31, 2013.

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
Property Concentrations
As of December 31, 2015, no single tenant accounted for greater than 10% of the Company’s 2015 gross annualized rental revenues. Tenants in the discount store, manufacturing and home and garden industries accounted for 13%, 12% and 11%, respectively, of the Company’s 2015 gross annualized rental revenues. Additionally, the Company has certain geographic concentrations in its property holdings. In particular, as of December 31, 2015, six of the Company’s properties were located in Texas, accounting for 10%, of the Company’s 2015 gross annualized rental revenues.
NOTE 5 — INTANGIBLE LEASE ASSETS
Intangible lease assets consisted of the following (in thousands, except weighted average life amounts):

	As of December 31,
	2015	2014
In-place leases, net of accumulated amortization of $4,005 and $2,317, respectively
(with a weighted average life remaining of 11.0 and 12.1 years, respectively).	$25,019	$23,130
Acquired above-market leases, net of accumulated amortization of $525 and $204, respectively
(with a weighted average life remaining of 10.8 and 11.7 years, respectively).	3,331	3,723
	$28,350	$26,853
Amortization expense related to the in-place lease assets for the years ended December 31, 2015, 2014 and 2013, was $2.1 million, $1.6 million and $528,000, respectively. Amortization expense related to the acquired above-market lease assets for the years ended December 31, 2015, 2014 and 2013 was $347,000, $174,000 and $21,000, respectively, and was recorded as a reduction to rental income in the consolidated statements of operations.
As of December 31, 2015, the estimated amortization expense relating to the intangible lease assets for each of the five succeeding fiscal years is as follows (in thousands):

	Amortization
Year ending December 31,	In-Place Leases	Above-Market Leases
2016	$2,386	$355
2017	$2,362	$348
2018	$2,303	$320
2019	$2,290	$314
2020	$2,289	$313

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6 — MARKETABLE SECURITIES
The Company owned marketable securities with an estimated fair value of $5.2 million and $490,000 as of December 31, 2015 and 2014, respectively. The following is a summary of the Company’s available-for-sale securities as of December 31, 2015 (in thousands):

	Available-for-sale securities
	Amortized Cost Basis	Unrealized Loss	Fair Value
U.S. Treasury Bonds	$1,350	$(7)	$1,343
U.S. Agency Bonds	1,251	(8)	1,243
Corporate Bonds	2,709	(58)	2,651
Total available-for-sale securities	$5,310	$(73)	$5,237
The following table provides the activity for the marketable securities during the year ended December 31, 2015 (in thousands):

	Amortized Cost Basis	Unrealized Gain (Loss)	Fair Value
Marketable securities as of January 1, 2015	$487	$3	$490
Face value of marketable securities acquired	6,811	—	6,811
Premiums and discounts on purchase of marketable securities, net of acquisition costs	143	—	143
Amortization on marketable securities	(12)		(12)
Sales and maturities of securities	(2,119)	17	(2,102)
Unrealized loss on marketable securities	—	(93)	(93)
Marketable securities as of December 31, 2015	$5,310	$(73)	$5,237
During the year ended December 31, 2015, the Company sold 65 marketable securities for aggregate proceeds of $2.1 million. Unrealized gains (losses) on marketable securities are recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified into other expense on the statement of operations as securities are sold and gains (losses) are recognized. For the year ended December 31, 2015, the amount reclassified related to the sales was a loss of $17,000. In addition, the Company recorded an unrealized loss of $93,000 on its investments, which is included in accumulated other comprehensive income (loss) on the accompanying consolidated statement of stockholders’ equity for the year ended December 31, 2015 and the consolidated balance sheet as of December 31, 2015.
The following table shows the fair value and gross unrealized losses of the Company’s available-for-sale securities as of December 31, 2015 and the length of time the available-for-sale securities have been in the unrealized loss position (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury Bonds	$1,207	$(8)	$—	$—	$1,207	$(8)
U.S. Agency Bonds	1,071	(6)	173	(2)	1,244	(8)
Corporate Bonds	1,953	(24)	547	(35)	2,500	(59)
Total temporarily impaired securities	$4,231	$(38)	$720	$(37)	$4,951	$(75)

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The scheduled maturities of the Company’s marketable securities as of December 31, 2015 are as follows (in thousands):

	Available-for-sale securities
	Amortized Cost	Estimated Fair Value
Due within one year	$533	$532
Due after one year through five years	1,625	1,614
Due after five years through ten years	2,471	2,415
Due after ten years	681	676
Total	$5,310	$5,237
Actual maturities of marketable securities can differ from contractual maturities because borrowers on certain debt securities may have the right to prepay their respective debt obligations at any time. In addition, factors such as prepayments and interest rates may affect the yields on such securities.
In estimating other-than-temporary impairment losses, management considers a variety of factors, including (1) whether the Company has the intent to sell the impaired security, (2) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, and (3) whether the company expects to recover the entire amortized cost basis of the security. The Company believes that none of the unrealized losses on investment securities are other-than-temporary as management expects the Company will fully recover the entire amortized cost basis of all securities. As of December 31, 2015, the Company had no other-than-temporary impairment losses.
NOTE 7 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the year ended December 31, 2015, the Company entered into two interest rate swap agreements. The following table summarizes the terms of the Company’s executed swap agreements designated as hedging instruments as of December 31, 2015 (in thousands). The Company did not have any executed swap agreements as of December 31, 2014.

		Outstanding Notional				Fair Value of Liabilities
	Balance Sheet Location	Amount as of December 31, 2015	Interest Rates(1)	Effective Dates	Maturity Dates	December 31, 2015	December 31, 2014
Interest Rate Swaps	Deferred rental income, derivative liabilities and other liabilities	$49,240	3.43% to 3.57%	6/30/2015 to 12/1/2015	9/12/2019 to 12/1/2020	$(302)	$—
 ____________________________________

(1)	The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of December 31, 2015.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 to these consolidated financial statements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges, to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the effective portion of the derivative instruments that are designated as hedges is recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the year ended December 31, 2015, the amount reclassified was $284,000. Any ineffective portion of the change in fair value of the derivative instruments is recorded in interest expense. During the next 12 months, the Company estimates that an additional $425,000 will be reclassified from other comprehensive income (loss) as an increase to interest expense.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations, under the agreements at their aggregate termination value, inclusive of interest payments, of $314,000, which includes accrued interest, at December 31, 2015. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of December 31, 2015.
NOTE 8 — CREDIT FACILITY AND NOTES PAYABLE
As of December 31, 2015, the Company had $117.7 million of debt outstanding, including net deferred financing costs, with weighted average years to maturity of 5.3 years and a weighted average interest rate of 3.58%. The following table summarizes the debt balances as of December 31, 2015 and 2014, and the debt activity for the year ended December 31, 2015 (in thousands):

		During the Year Ended December 31, 2015
	Balance as of December 31, 2014	Debt Issuances, Net (1)	Repayments (1)	Accretion	Balance as of December 31, 2015
Credit facility	$100,000	$33,000	$(83,000)	$—	$50,000
Fixed rate debt	20,304	49,190	—	—	69,494
Line of credit with affiliate	—	10,000	(10,000)	—	—
Total debt	120,304	92,190	(93,000)	—	119,494
Deferred costs (2)	(774)	(1,218)	—	228	(1,764)
Total debt, net	$119,530	$90,972	$(93,000)	$228	$117,730
 ____________________________________

(1)	Includes deferred financing costs incurred during the period.

(2)	Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility, as discussed in Note 2.
As of December 31, 2015, the Company had fixed rate debt outstanding of $69.5 million, including $9.2 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity of the variable rate debt. The fixed rate debt has interest rates ranging from 3.58% to 4.05% per annum and as of December 31, 2015, the fixed rate debt had a weighted average interest rate of 3.84%. The debt outstanding matures on various dates from December 2020 to February 2025. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $114.9 million as of December 31, 2015. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
The Company has an amended and restated credit agreement (the “Amended Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent (“JPMorgan Chase”), that provides for borrowings up to $125.0 million, which is comprised of $85.0 million in revolving loans (the “Revolving Loans”) and a $40.0 million term loan (the “Term Loan”), collectively, the credit facility (the “Credit Facility”). The Term Loan matures on September 12, 2019 and the Revolving Loans mature on September 12, 2017; however, the Company may elect to extend the maturity date for the Revolving Loans to September 12, 2019, subject to satisfying certain conditions described in the Amended Credit Agreement.
The Credit Facility bears interest at rates dependent upon the type of loan specified by the Company and the overall leverage ratio. For a eurodollar rate loan, the interest rate will be equal to the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”) for the interest period, as elected by the Company, multiplied by the statutory reserve rate, as defined in the Amended Credit Agreement (the “Eurodollar Rate”), plus an interest rate spread ranging from 1.90% to 2.45%. For base rate committed loans, the interest rate will be equal to a rate ranging from 0.90% to 1.45%, depending on the Company’s leverage ratio as defined in the Amended Credit Agreement, plus the greatest of: (a) JPMorgan Chase’s Prime Rate; (b) the Federal Funds Effective Rate (as defined in the Amended Credit Agreement) plus 0.50%; and (c) one-month LIBOR multiplied by the statutory reserve rate plus 1.0%. As of December 31, 2015, the Revolving Loans outstanding totaled $10.0 million at an interest rate of 2.32%, and the Term Loan outstanding totaled $40.0 million, which was subject to an interest rate swap agreement (the “Swapped Term Loan”). As of December 31, 2015, the all-in rate for the Swapped Term Loan was 3.43%. The Company had $75.0 million in unused capacity, subject to borrowing availability, as of December 31, 2015.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Amended Credit Agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements and dividend payout and REIT status requirements. The Amended Credit Agreement also includes usual and customary events of default and remedies for facilities of this nature. In particular, the Credit Agreement includes a requirement for the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $63.0 million plus (ii) 75% of the issuance of equity from the date of the Credit Agreement, a leverage ratio less than or equal to 60.0% and a fixed charge coverage ratio greater than 1.50. Based on the Company’s analysis and review of its results of operations and financial condition, as of December 31, 2015, the Company believes it was in compliance with the covenants of the Amended Credit Agreement.
In addition, the Company had a $20.0 million unsecured revolving line of credit with Series C, LLC, an affiliate of the Company’s advisor (“Series C Loan”), which matured on December 15, 2015. The Series C Loan was approved by a majority of the Company’s board of directors (including a majority of the independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to the Company than a comparable loan between unaffiliated parties under the same circumstances.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt as of December 31, 2015 for each of the five succeeding fiscal years and the period thereafter (in thousands):

Year ending December 31,	Principal Repayments
2016	$—
2017	10,000
2018	—
2019	40,000
2020	9,240
Thereafter	60,254
Total	$119,494
NOTE 9 — ACQUIRED BELOW-MARKET LEASE INTANGIBLES
Acquired below-market lease intangibles consisted of the following (in thousands, except weighted average life amounts):

	As of December 31,
	2015	2014
Acquired below-market leases, net of accumulated amortization of $481 and $279, respectively
(with a weighted average life remaining of 10.7 and 12.6 years, respectively)	$3,513	$2,058
During the years ended December 31, 2015, 2014 and 2013, $209,000, $153,000 and $75,000, respectively, were recorded as an increase to rental and other property income resulting from the amortization of the intangible lease liabilities.
As of December 31, 2015, the estimated amortization of the intangible lease liabilities for each of the five succeeding fiscal years is as follows (in thousands):

Amortization of
Year ending December 31,	Below-Market Leases
2016	$378
2017	$377
2018	$363
2019	$352
2020	$351

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 10 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.
Environmental Matters

In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. In addition, the Company may own or acquire certain properties that are subject to environmental remediation. Generally, the seller of the property, the tenant of the property and/or another third party is responsible for environmental remediation costs related to a property. Additionally, in connection with the purchase of certain properties, the respective sellers and/or tenants may agree to indemnify the Company against future remediation costs. The Company also carries environmental liability insurance on its properties that provides limited coverage for any remediation liability and/or pollution liability for third-party bodily injury and/or property damage claims for which the Company may be liable. The Company is not aware of any environmental matters which it believes are reasonably likely to have a material effect on its results of operations, financial condition or liquidity.
NOTE 11 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
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
 ____________________________________
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
All organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, the distribution fee and the dealer manager fee) are paid for by Cole Advisors or its affiliates and can be reimbursed by the Company up to 0.75% of the aggregate gross offering proceeds, excluding selling commissions charged on A Shares sold in the Primary Offering. As of December 31, 2015, Cole Advisors or its affiliates had paid organization and offering costs in excess of the 0.75% in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable to Cole Advisors.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company recorded commissions, fees and expense reimbursements as shown in the table below for services provided by Cole Advisors and its affiliates related to the services described above during the years indicated (in thousands):

	Year Ended December 31,
	2015	2014	2013
Offering:
Selling commissions	$301	$563	$16
Selling commissions reallowed by CCC	$301	$563	$16
Distribution fee	$89	$36	$—
Distribution fee reallowed by CCC	$81	$34	$—
Dealer manager fees	$764	$556	$229
Dealer manager fees reallowed by CCC	$96	$49	$7
Organization and offering expense reimbursement	$464	$520	$406
As of December 31, 2015, $478,000 had been incurred, but not yet paid, for services provided by Cole Advisors or its affiliates in connection with the offering stage of the Offering and was a liability of the Company.
Acquisitions, Operations and Performance
The Company pays Cole Advisors an asset-based advisory fee that is payable in arrears on a monthly basis and accrues daily in an amount equal to 1/365th of 0.90% of the Company’s NAV for each class of common stock, for each day.
The Company reimburses Cole Advisors for the operating expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse for any amount by which its operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceeds the greater of (1) 2% of average invested assets, or (2) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Cole Advisors waived its right to receive operating expense reimbursements for the years ended December 31, 2015, 2014 and 2013; accordingly, the Company did not reimburse Cole Advisors for any such expenses during the years ended December 31, 2015, 2014 and 2013.
In addition, the Company reimburses Cole Advisors for all out-of-pocket expenses incurred in connection with the acquisition of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be reimbursed to Cole Advisors or its affiliates. Acquisition expenses, together with any acquisition fees paid to third parties for a particular real estate-related asset, will in no event exceed 6% of the gross purchase price of such asset. Cole Advisors waived its right to receive acquisition expense reimbursements for the years ended December 31, 2014 and 2013; accordingly, the Company did not reimburse Cole Advisors for any such expenses during those years.
Beginning in 2013, Cole Advisors implemented an expense cap, whereby Cole Advisors will fund all general and administrative expenses of the Company that are in excess of an amount calculated by multiplying the average net asset value, or NAV, for the respective three month period by an annualized rate of 1.25% (the “Excess G&A”). General and administrative expenses, as presented in these consolidated financial statements, include, but are not limited to, legal fees, audit fees, board of directors costs, professional fees, escrow and trustee fees, insurance, state franchise and income taxes and fees for unused amounts on the Credit Facility. At Cole Advisors’ discretion, it may fund the Excess G&A through reimbursement to the Company or payment to third parties on behalf of the Company, but in no event will the Company be liable to Cole Advisors in future periods for such amounts paid or reimbursed. During the year ended December 31, 2015, the Company incurred $773,000 of Excess G&A which was reimbursable by Cole Advisors, of which $248,000 had not been reimbursed and was due to the Company as of December 31, 2015. As of December 31, 2015, the $248,000 was included as a reduction to amounts due to affiliates on the consolidated balance sheet. Beginning January 1, 2016, Cole Advisors will no longer fund Excess G&A.
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
The Company recorded fees and expense reimbursements as shown in the table below for services provided by Cole Advisors or its affiliates related to the services described above during the years indicated (in thousands):

	Year Ended December 31,
	2015	2014	2013
Acquisitions, Operations and Performance:
Acquisition expense reimbursement	$369	$490	$—
Advisory fee	$1,290	$926	$375
Operating expense reimbursement	$—	$—	$—
Performance fee	$1,246	$1,076	$431
As of December 31, 2015, $1.7 million of the amounts shown above had been incurred, but not yet paid, for services provided by Cole Advisors or its affiliates in connection with the acquisitions and operations stage and was a liability of the Company. Cole Advisors waived its right to receive acquisition expense reimbursements for the twelve months ended December 31, 2013; accordingly, the Company did not reimburse Cole Advisors for any acquisition expenses during this period. Additionally, Cole Advisors waived its right to receive operating expense reimbursements for the twelve months ended December 31, 2015, 2014 and 2013, accordingly, the Company did not reimburse Cole Advisors for any such expenses during the twelve months ended during these periods. During the years ended December 31, 2015, 2014 and 2013, Cole Advisors permanently waived its right to receive expense reimbursements totaling $1.3 million, $931,000 and $1.1 million, respectively.
Due to Affiliates
As of December 31, 2015, $2.0 million was due to Cole Advisors and its affiliates primarily related to performance fees, advisory, dealer manager and distribution fees and the reimbursement of organization and offering expenses, which were included in amounts due to affiliates on the consolidated balance sheets. As of December 31, 2014, $1.8 million was due to Cole Advisors and its affiliates related to performance fees, advisory, dealer manager and distribution fees, organization and offering expenses, and escrow deposits and acquisition expenses that were paid on the Company’s behalf in connection with the acquisition of the Company’s properties and were included in amounts due to affiliates on the consolidated balance sheets.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 12 — ECONOMIC DEPENDENCY
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
NOTE 13 — PROPERTY DISPOSITIONS
During the year ended December 31, 2015, the Company disposed of four single-tenant properties and one multi-tenant property, for an aggregate gross sales price of $21.9 million and a gain of $5.6 million. No disposition fees were paid to affiliates in connection with the sale of the properties and the Company has no continuing involvement with these properties. The gain on sale of real estate is included in gain on disposition of real estate, net in the consolidated statements of operations for all periods presented. The Company did not dispose of any properties during the years ended December 31, 2014 or 2013.
NOTE 14 — STOCKHOLDERS’ EQUITY
As of December 31, 2015, the Company was authorized to issue up to 500,000,000 shares of capital stock. Of the total number of shares of capital stock authorized (a) 490,000,000 shares are designated as common stock, 164,000,000 of which are classified as W Shares, 163,000,000 of which are classified as A Shares, and 163,000,000 of which are classified as I Shares, and (b) 10,000,000 shares are designated as preferred stock. All shares of such stock have a par value of $0.01 per share. The Company’s board of directors may amend the charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. During the year ended December 31, 2015, the Company issued a total of 3.4 million shares, including 185,000 shares issued under the DRIP, for gross proceeds of $61.9 million. As of December 31, 2015, the Company had issued 11.7 million shares of common stock for cumulative gross proceeds of $199.1 million.
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
The result of this calculation is the NAV for each class of shares as of the end of any business day. The NAV per share is determined by allocating the NAV to each share class based on its respective ownership percentage. The NAV for each class is then adjusted for contributions, redemptions and accruals of the class’s daily distributions and estimates of class-specific fee and expense accruals. Distributions reflect the daily distribution rate set by the Company’s board of directors, which may vary for each class. The NAV per share for each class is determined by dividing such class’s NAV on such day by the number of shares outstanding for that class as of the end of such business day, prior to giving effect to any share purchases or redemptions to be effected on such day. At regularly scheduled board of directors meetings, the Company’s board of directors reviews the process by which the Company’s advisor estimated the daily accruals and the independent fund accountant calculated the NAV per share, and the operation and results of the process to determine NAV per share generally. The Company’s NAV is not calculated in accordance with GAAP and is not audited by the independent registered public accounting firm.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Distribution Reinvestment Plan
Pursuant to the DRIP, the Company allows stockholders to elect to have their distributions reinvested in additional shares of the Company’s common stock. The purchase price for shares under the DRIP is equal to the NAV per share on the date that the distribution is payable, after giving effect to the distribution. During the years ended December 31, 2015, 2014 and 2013, 185,000, 136,000 and 38,000 shares were purchased under the DRIP for $3.3 million, $2.3 million and $634,000, respectively.
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
The Company adopted several restrictions with respect to the redemption of certain shares owned by CHC Investments, LLC, an affiliate of a former officer and director of the Company. This shareholder was not permitted to redeem its shares until the Company had raised $100.0 million in the Offering. Thereafter, redemption requests made for these shares would only be accepted (1) on the last business day of a calendar quarter, (2) after all redemption requests from all other stockholders for such quarter have been accepted and (3) to the extent that such redemptions do not cause net redemptions to exceed 5% of the Company’s total NAV as of the end of the immediately preceding quarter. Redemption requests for these shares would otherwise be subject to the same limitations as other stockholder redemption requests as described above. During the year ended December 31, 2015, redemption requests were made that conformed to these requirements, resulting in redemptions by CHC Investments, LLC of 274,787 shares during the year.
In addition, as of December 31, 2015, VEREIT Properties Operating Partnership, L.P. (formerly known as ARC Properties Operating Partnership, L.P.) (“VEREIT OP”), as the successor to CHC, owned 13,333 W Shares. VEREIT OP was prohibited from selling these shares, which represents the initial investment in the Company, for so long as the Company’s sponsor is VEREIT OP or an affiliate of VEREIT OP; provided, however, that VEREIT OP could transfer ownership of all or a portion of such shares to other affiliates of the Company’s sponsor.

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
As of December 31, 2015, the quarterly redemption capacity was equal to 10% of the Company’s NAV and this amount was recorded as redeemable common stock on the consolidated balance sheet for a total of $18.0 million.
During the year ended December 31, 2015, the Company received redemption requests for, and redeemed approximately 651,000 W Shares of common stock for $11.8 million, and 67,000 A Shares of common stock for $1.2 million.
Distributions Payable and Distribution Policy
The Company’s board of directors authorized a daily distribution, based on 365 days in the calendar year of $0.002678083 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2015 and ending on December 31, 2015. The daily distribution amount for each class of outstanding common stock is adjusted based on the relative NAV of the various classes each day so that, from day to day, distributions constitute a uniform percentage of the NAV per share of all classes. As a result, from day to day, the per share daily distribution for each outstanding class of common stock may be higher or lower than the daily distribution amount authorized by our board of directors. As of December 31, 2015, the Company had distributions payable of $788,000. The distributions were paid in January 2016, of which $373,000 were reinvested in shares through the DRIP.
NOTE 15 — INCOME TAXES
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S stockholders’ basis (but not below zero) in their shares. The following table shows the character of the distributions we paid on a percentage basis for the years ended December 31, 2015, 2014, and 2013:

Character of Distributions (unaudited):	2015 (1)	2014	2013
Ordinary dividends	44.9%	52.9%	33.2%
Nontaxable distributions	—%	47.1%	66.8%
Capital gain distributions	55.1%	—%	—%
Total	100%	100%	100%
 ____________________________________

(1)	Includes dividend paid on January 4, 2016.
During the years ended December 31, 2015, 2014 and 2013, the Company distributed as dividends to its shareholders 100% of its taxable income for federal income tax purposes. Accordingly, no provision for federal income taxes related to such taxable income was recorded on the Company’s financial statements. During the years ended December 31, 2015, 2014 and 2013, the Company incurred state and local income and franchise taxes of $120,000, $75,000 and $35,000, respectively, which were recorded in general and administrative expenses on the consolidated statements of operations.
The Company had no unrecognized tax benefits as of or during the years ended December 31, 2015, 2014 and 2013. Any interest and penalties related to unrecognized tax benefits would be recognized within the provision for income taxes in the accompanying consolidated statements of operations. The Company files income tax returns in the U.S. federal jurisdiction, as well as various state jurisdictions, and is subject to routine examinations by the respective tax authorities.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 16 — OPERATING LEASES
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2015, the leases had a weighted-average remaining term of 10.9 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. As of December 31, 2015, the future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years was as follows (in thousands):

Year ending December 31,	Future Minimum Rental Income
2016	$19,618
2017	19,520
2018	19,332
2019	19,417
2020	19,539
Thereafter	126,272
Total	$223,698
NOTE 17 — QUARTERLY RESULTS (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2015 and 2014 (in thousands, except per share amounts). In the opinion of management, the information for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for each period.

	December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$4,827	$4,565	$4,745	$4,972
Operating income	2,012	1,524	1,316	813
Net income (loss)	1,126	5,320	1,128	(247)
Basic and diluted net income (loss) per common share(1)	0.16	0.71	0.14	(0.03)
Distributions declared per common share (1)	0.24	0.24	0.25	0.25
 ____________________________________

(1)
The sum of the quarterly net income (loss) per share amounts does not agree to the full year net loss per share amounts. The Company calculates net income (loss) per share and distributions declared per share based on the weighted-average number of outstanding shares of common stock during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

	December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$2,352	$2,689	$3,442	$4,822
Operating income	738	659	622	783
Net income (loss)	281	115	(81)	(64)
Basic and diluted net income (loss) per common share(1)	0.06	0.02	(0.01)	(0.01)
Distributions declared per common share (1)	0.23	0.25	0.25	0.25
 ____________________________________

(1)
The sum of the quarterly net income (loss) per share amounts does not agree to the full year net loss per share amounts. The Company calculates net income (loss) per share and distributions declared per share based on the weighted-average number of outstanding shares of common stock during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 18 — SUBSEQUENT EVENTS
Investment in Real Estate Assets
Subsequent to December 31, 2015 and through March 24, 2016, the Company acquired two real estate properties for an aggregate purchase price of $17.7 million. The acquisitions were funded with net proceeds from the Offering and available borrowings. The Company has not completed its initial purchase price allocations with respect to these properties and therefore cannot provide similar disclosures to those included in Note 4 in these consolidated financial statements for these properties.
Status of the Offering
As of March 24, 2016, the Company had received $228.7 million in gross offering proceeds through the issuance of approximately 13.3 million shares of its common stock in the Offering (including shares issued pursuant to the DRIP).
Credit Facility
Subsequent to December 31, 2015, the Company borrowed $5.0 million on the Credit Facility and repaid $15.0 million of the amounts outstanding under the Credit Facility. As of March 24, 2016, the Company had $40.0 million outstanding under the Credit Facility, with a weighted average interest rate of 3.43%, and $85.0 million in unused capacity, subject to borrowing availability.
Share Redemptions
Subsequent to December 31, 2015 and through March 24, 2016, the Company redeemed approximately 198,000 shares for $3.6 million.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

					Gross Amount
					at Which
		Initial Costs to Company		Total	Carried At	Accumulated
			Buildings &	Adjustment	December 31, 2015	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Real Estate Held for Investment the Company Has Invested in Under Operating Leases
Advance Auto:
Macomb Township, MI	(f)	$718	$1,146	$—	$1,864	$125	12/20/2011	2009
Ravenswood, WV	(f)	150	645	53	848	9	6/17/2015	1996
Sedalia, MO	(f)	374	1,187	—	1,561	74	9/23/2013	2013
Algonac Plaza:
Algonac, MI	(f)	1,097	7,718	—	8,815	546	8/30/2013	2002
Amcor Rigid Plastics:
Ames, IA	$8,300	775	12,179	—	12,954	393	9/19/2014	1996
Aspen Dental:
Someset, KY	(f)	285	1,037	—	1,322	38	8/18/2014	2014
AT&T:
Oklahoma City, OK	(f)	622	1,493	—	2,115	79	5/1/2014	2013
AutoZone:
Vandalia, OH	532	778	—	—	778	—	10/10/2014	2014
Burger King:
Midwest City, OK	765	576	413	—	989	13	9/30/2014	2015
Carrier Rental Systems:
Houston, TX	2,800	749	3,832	—	4,581	127	9/4/2014	2006
Chili’s & Petsmart:
Panama City, FL	—	1,371	4,411	—	5,782	5	12/10/2015	2005
CVS:
Austin, TX	(f)	1,417	1,579	—	2,996	166	12/8/2011	1997
Erie, PA	(f)	1,007	1,157	—	2,164	120	12/9/2011	1999
Mansfield, OH	(f)	270	1,691	—	1,961	175	12/9/2011	1998
Wisconsin Rapids, WA	1,790	517	2,148	—	2,665	113	12/13/2013	2013
DaVita Dialysis:
Austell, GA	(f)	581	2,359	—	2,940	99	5/6/2014	2009
Dollar General:
Berwick, LA	(f)	141	1,448	—	1,589	123	11/30/2012	2012
Gladwin, MI	780	121	1,119	—	1,240	59	1/24/2014	2013
Independence, MO	837	276	1,017	—	1,293	76	3/15/2013	2012
Lexington, MI	707	89	1,033	—	1,122	55	1/24/2014	2013
Ocala, FL	(f)	205	1,308	—	1,513	55	5/7/2014	2013
Redfield, SD	(f)	43	839	—	882	30	9/5/2014	2014
Sardis City, AL	(f)	334	1,058	—	1,392	81	6/26/2013	2012
Sioux Falls, SD	(f)	293	989	—	1,282	44	6/25/2014	2014
Stacy, MN	658	84	810	—	894	23	11/6/2014	2014
St. Joseph, MO	(f)	197	972	—	1,169	72	4/2/2013	2013
Topeka, KS	794	176	882	—	1,058	29	10/22/2014	2014
Enid Crossing:
Enid, OK	3,407	685	4,426	—	5,111	221	6/30/2014	2013
Family Dollar:
Centreville, AL	(f)	50	1,122	—	1,172	50	4/29/2014	2013
Danville, VA	(f)	228	774	—	1,002	39	6/17/2014	2013
Darby, MT	881	244	889	—	1,133	33	9/30/2014	2014
Denton, NC	(f)	334	545	—	879	26	6/17/2014	2012
Deridder, LA	(f)	183	746	—	929	32	9/3/2014	2014
Hampton, AR	651	131	741	—	872	34	9/15/2014	2014
Londonderry, OH	(f)	65	1,078	—	1,143	44	9/3/2014	2014
Tatum, NM	700	130	805	—	935	42	3/31/2014	2014
West Portsmouth, OH	(f)	214	768	—	982	27	9/23/2014	2004

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

					Gross Amount
					at Which
		Initial Costs to Company		Total	Carried At	Accumulated
			Buildings &	Adjustment	December 31, 2015	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
FedEx:
Elko, NV	(f)	$186	$2,024	$—	$2,210	$140	5/28/2013	2012
Norfolk, NE	(f)	618	2,499	—	3,117	160	8/19/2013	2013
Spirit Lake, IA	(f)	115	2,501	—	2,616	136	12/12/2013	2013
FleetPride:
Mobile, AL	(f)	695	2,445	—	3,140	18	10/22/2015	2015
Great White:
Oklahoma City, OK	(f)	323	4,031	—	4,354	180	5/29/2014	1973
Headwaters:
Bryan, TX	(f)	273	961	—	1,234	36	7/23/2014	2014
Home Depot Center:
Orland Park, IL	(f)	5,694	13,100	—	18,794	20	12/31/2015	1993
Jo-Ann:
Roseville, MI	(f)	506	2,747	—	3,253	198	9/30/2013	2013
Kum & Go:
Cedar Rapids, IA	1,501	630	1,679	—	2,309	119	5/3/2013	2011
Lowe’s:
Fremont, OH	5,312	1,287	7,125	278	8,690	428	12/11/2013	1996
Mattress Firm:
Fairview Park, OH	(f)	646	830	—	1,476	36	6/16/2014	2014
Gadsden, AL	(f)	393	1,413	—	1,806	95	6/10/2013	2012
Phoenix, AZ	(f)	550	956	—	1,506	48	2/26/2014	2014
Mattress Firm & AT&T:
Woodbury, MN	(f)	812	2,238	—	3,050	123	1/24/2014	2013
McAlister’s Deli:
Amarillo, TX	(f)	435	1,050	—	1,485	57	3/27/2014	2010
Shawnee, OK	(f)	601	1,054	—	1,655	54	3/27/2014	2007
National Tire & Battery:
Conyers, GA	1,657	522	1,845	—	2,367	63	9/26/2014	1995
Natural Grocers:
Prescott, AZ	2,367	795	2,802	—	3,597	216	5/6/2013	2012
Northern Tool:
Hoover, AK	(f)	691	2,150	—	2,841	81	8/15/2014	2014
O’Reilly Auto Parts:
Fayetteville, NC	(f)	132	1,246	—	1,378	56	3/18/2014	2012
PetSmart:
Little Rock, AR	(f)	1,283	2,820	—	4,103	194	7/19/2013	1996
McAllen, TX	2,924	1,961	1,994	—	3,955	106	9/30/2014	1995
Raising Cane’s:
Avondale, AZ	(f)	3,292	—	—	3,292	—	5/23/2014	2013
Sherwin-Williams:
Douglasville, GA	(f)	417	578	—	995	37	8/2/2013	2009
Lawrenceville, GA	(f)	320	845	—	1,165	57	9/24/2013	2013
Shopko:
Larned, KS	(f)	49	1,727	—	1,776	73	6/30/2014	2008
Shoppes at Battle Bridge:
Raleigh, NC	6,300	1,450	8,436	—	9,886	312	9/4/2014	2008
Sleepy’s:
Roanoke Rapids, NC	(f)	238	1,267	—	1,505	13	8/17/2015	2015
Sunoco:
Merritt Island, FL	(f)	577	1,762	—	2,339	119	4/12/2013	2008

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

					Gross Amount
					at Which
		Initial Costs to Company		Total	Carried At	Accumulated
			Buildings &	Adjustment	December 31, 2015	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Tailwinds:
Denton, TX	(f)	$884	$7,747	$—	$8,631	$253	9/30/2014	2013
Tellico Greens:
Loudon, TN	3,000	823	3,959	—	4,782	219	12/20/2013	2008
Time Warner:
Streetsboro, OH	3,543	811	3,849	—	4,660	131	9/30/2014	2003
Tire Centers:
Decatur, AL	1,311	208	1,329	—	1,537	45	10/3/2014	1998
Title Resource:
Mount Laurel, NJ	9,240	2,188	12,380	—	14,568	62	11/24/2015	2004
TJ Maxx:
Danville, IL	(f)	271	2,528	—	2,799	182	9/23/2013	2013
Walgreens:
Albuquerque, NM	(f)	789	1,609	11	2,409	166	12/7/2011	1995
Coweta, OK	2,600	725	3,246	—	3,971	126	6/30/2014	2009
Reidsville, NC	3,603	610	3,801	—	4,411	396	10/19/2011	2008
St. Louis, MO	2,534	307	3,205	—	3,512	111	8/8/2014	2007
West Marine:
Mystic, CT	(f)	1,168	3,132	—	4,300	25	9/11/2015	2014
TOTAL:	$69,494	$49,785	$187,274	$342	$237,401	$8,168
 ____________________________________
(a) As of December 31, 2015, the Company owned 70 single tenant, freestanding retail properties and seven multi-tenant retail properties.
(b) The aggregate cost for federal income tax purposes was approximately $237.3 million.
(c) The following is a reconciliation of total real estate carrying value for the years ended December 31:

	2015	2014	2013
Balance, beginning of period	$203,111	$92,717	$29,839
Additions
Acquisitions	48,885	110,394	62,878
Improvements	226	—	—
Total additions	49,111	110,394	62,878
Deductions
Cost of real estate sold	14,821	—	—
Balance, end of period	$237,401	$203,111	$92,717

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

(d) The following is a reconciliation of accumulated depreciation for the years ended December 31:

	2015	2014	2013
Balance, beginning of period	$4,459	$1,451	$440
Additions
Acquisitions - Depreciation Expense for Building & Tenant Improvements Acquired	4,358	2,987	990
Improvements - Depreciation Expense for Tenant Improvements & Building Equipment	14	21	21
Total additions	4,372	3,008	1,011
Deductions
Cost of real estate sold	663	—	—
Total deductions	663	—	—
Balance, end of period	$8,168	$4,459	$1,451
(e) The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, buildings are depreciated over 40 years, and tenant improvements are amortized over the remaining life of the lease or the useful life, whichever is shorter.
(f) Part of the Credit Facility’s Borrowing Base. As of December 31, 2015, the Company had $50.0 million outstanding under the Credit Facility.

S-4