Form 10-Q
period 2016-03-31
COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
filed 2016-05-16
CIK 1498542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 11, 2016, there were approximately 9.2 million shares of Wrap Class common stock, approximately 2.2 million shares of Advisor Class common stock and approximately 721,000 shares of Institutional Class common stock, par value $0.01 each, of Cole Real Estate Income Strategy (Daily NAV), Inc. outstanding.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
ASSETS
Investment in real estate assets:
Land	$52,168	$49,785
Buildings and improvements	201,640	187,616
Intangible lease assets	34,162	32,880
Total real estate investments, at cost	287,970	270,281
Less: accumulated depreciation and amortization	(14,854)	(12,698)
Total real estate investments, net	273,116	257,583
Investment in marketable securities	5,276	5,237
Total real estate investments and marketable securities, net	278,392	262,820
Cash and cash equivalents	13,817	14,840
Restricted cash	213	118
Rents and tenant receivables, net	2,994	2,655
Prepaid expenses, property escrow deposits and other assets	274	250
Deferred costs, net	755	819
Total assets	$296,445	$281,502
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable, net	$107,804	$117,730
Accounts payable and accrued expenses	1,950	2,122
Escrowed investor proceeds	145	50
Due to affiliates	1,841	2,006
Intangible lease liabilities, net	3,408	3,513
Distributions payable	927	788
Derivative liabilities, deferred rental income, and other liabilities	2,321	1,120
Total liabilities	118,396	127,329
Commitments and contingencies
Redeemable common stock	20,786	17,967
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
A Shares common stock, $0.01 par value; 163,000,000 shares authorized, 1,932,527 and 1,371,763 shares issued and outstanding, respectively	19	14
I Shares common stock, $0.01 par value; 163,000,000 shares authorized, 663,136 and 657,624 shares issued and outstanding, respectively	7	7
W Shares common stock, $0.01 par value; 164,000,000 shares authorized, 8,782,488 and 7,825,063 shares issued and outstanding, respectively	88	78
Capital in excess of par value	170,809	146,431
Accumulated distributions in excess of earnings	(12,549)	(9,949)
Accumulated other comprehensive loss	(1,111)	(375)
Total stockholders’ equity	157,263	136,206
Total liabilities and stockholders’ equity	$296,445	$281,502

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rental income	$5,284	$4,487
Tenant reimbursement income	639	337
Interest income on marketable securities	31	3
Total revenues	5,954	4,827
Operating expenses:
General and administrative	1,071	435
Property operating	232	180
Real estate tax	493	209
Advisory fees and expenses	550	284
Acquisition-related	340	69
Depreciation and amortization	2,058	1,638
Total operating expenses	4,744	2,815
Operating income	1,210	2,012
Other income (expense):
Interest expense and other, net	(1,227)	(886)
Net (loss) income	$(17)	$1,126
Weighted average number of common shares outstanding:
Basic and diluted	10,591,618	7,157,057
Net (loss) income per common share:
Basic and diluted	$—	$0.16
Distributions declared per common share	$0.24	$0.24
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Three Months Ended March 31,
	2016	2015
Net (loss) income	$(17)	$1,126
Other comprehensive (loss) income:
Unrealized holding gain on marketable securities	113	5
Less: reclassification adjustment for loss included in income as other expense	3	—
Unrealized loss on interest rate swaps	(990)	—
Amount of loss reclassified from other comprehensive income into income as interest expense	138	—
Total other comprehensive (loss) income	(736)	5
Comprehensive (loss) income	$(753)	$1,131
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	A Shares Common Stock		I Shares Common Stock		W Shares Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2016	1,371,763	$14	657,624	$7	7,825,063	$78	$146,431	$(9,949)	$(375)	$136,206
Issuance of common stock	574,316	5	5,512	—	1,152,777	12	31,917	—	—	31,934
Distributions to investors	—	—	—	—	—	—	—	(2,583)	—	(2,583)
Commissions, dealer manager and distribution fees	—	—	—	—	—	—	(678)	—	—	(678)
Other offering costs	—	—	—	—	—	—	(237)	—	—	(237)
Redemptions of common stock	(13,552)	—	—	—	(195,352)	(2)	(3,805)	—	—	(3,807)
Changes in redeemable common stock	—	—	—	—	—	—	(2,819)	—	—	(2,819)
Comprehensive loss	—	—	—	—	—	—	—	(17)	(736)	(753)
Balance, March 31, 2016	1,932,527	$19	663,136	$7	8,782,488	$88	$170,809	$(12,549)	$(1,111)	$157,263
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(17)	$1,126
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, net	2,051	1,685
Straight-line rental income	(207)	(197)
Amortization of deferred financing costs	138	96
Amortization on marketable securities	3	—
Loss on sale of marketable securities	3	—
Bad debt expense	1	2
Changes in assets and liabilities:
Rents and tenant receivables	(133)	(165)
Prepaid expenses and other assets	19	193
Accounts payable and accrued expenses	(172)	(266)
Deferred rental income and other liabilities	349	—
Due to affiliates	(219)	(934)
Net cash provided by operating activities	1,816	1,540
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(17,689)	—
Investment in marketable securities	(81)	(35)
Proceeds from sale and maturities of marketable securities	152	20
Payment of property escrow deposits	(871)	—
Refund of property escrow deposits	828	—
Change in restricted cash	(95)	(10)
Net cash used in investing activities	(17,756)	(25)
Cash flows from financing activities:
Proceeds from issuance of common stock	30,773	3,900
Offering costs on issuance of common stock	(861)	(288)
Redemptions of common stock	(3,807)	(2,990)
Distributions to investors	(1,283)	(982)
Proceeds from credit facility and notes payable	5,000	24,950
Repayments of credit facility	(15,000)	(23,500)
Proceeds from line of credit with affiliate	—	10,000
Repayments of line of credit with affiliate	—	(10,000)
Deferred financing costs paid	—	(559)
Change in escrowed investor proceeds liability	95	10
Net cash provided by financing activities	14,917	541
Net (decrease) increase in cash and cash equivalents	(1,023)	2,056
Cash and cash equivalents, beginning of period	14,840	4,489
Cash and cash equivalents, end of period	$13,817	$6,545

Supplemental disclosures of non-cash investing and financing activities:
Accrued dealer manager fee, distribution fee, and other offering costs	$531	$225
Distributions declared and unpaid	$927	$596
Common stock issued through distribution reinvestment plan	$1,161	$742
Change in fair value of marketable securities	$116	$5
Change in fair value of interest rate swaps	$(852)	$—
Supplemental cash flow disclosures:
Interest paid	$1,039	$748
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
March 31, 2016
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Real Estate Income Strategy (Daily NAV), Inc. (the “Company”) is a Maryland corporation, incorporated on July 27, 2010, that qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning in its taxable year ended December 31, 2012. Substantially all of the Company’s business is conducted through Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP (“Cole OP”), a Delaware limited partnership. The Company is the sole general partner of, and owns, directly or indirectly, 100% of the partnership interests in Cole OP. The Company is externally managed by Cole Real Estate Income Strategy (Daily NAV) Advisors, LLC, a Delaware limited liability company (“Cole Advisors”), an affiliate of the Company’s sponsor, Cole Capital®, which is a trade name used to refer to a group of affiliated entities directly or indirectly controlled by VEREIT, Inc. (“VEREIT”), a widely-held public company whose shares of common stock are listed on the New York Stock Exchange (NYSE: VER). VEREIT indirectly owns and/or controls the Company’s external advisor, Cole Advisors, the Company’s dealer manager, Cole Capital Corporation (“CCC”), the Company’s property manager, CREI Advisors, LLC (“CREI Advisors”), and Cole Capital.
On December 6, 2011, pursuant to a registration statement filed on Form S-11 (Registration No. 333-169535) (the “Initial Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”), the Company commenced its initial public offering on a “best efforts” basis of $4.0 billion in shares of common stock. On August 26, 2013, pursuant to a registration statement filed on Form S-11 (Registration No. 333-186656) (the “Multi-Class Registration Statement”) under the Securities Act, the Company designated the existing shares of the Company’s common stock that were sold prior to such date to be Wrap Class shares (“W Shares”) of common stock and registered two new classes of the Company’s common stock, Advisor Class shares (“A Shares”) and Institutional Class shares (“I Shares”). Pursuant to the Multi-Class Registration Statement, the Company is offering up to $4.0 billion in shares of common stock of the three classes (the “Offering”), consisting of $3.5 billion in shares in the Company’s primary offering (the “Primary Offering”) and $500.0 million in shares pursuant to a distribution reinvestment plan (the “DRIP”). The Company is offering to sell any combination of W Shares, A Shares and I Shares with a dollar value up to the maximum offering amount. As of March 31, 2016, the Company had issued approximately 13.4 million shares of common stock in the Offering for gross offering proceeds of $231.9 million before offering costs and selling commissions, dealer manager fees and distribution fees of $5.0 million.
The per share purchase price for each class of common stock varies from day-to-day and, on each business day, is equal to, for each class of common stock, the Company’s net asset value (“NAV”) for such class, divided by the number of shares of that class outstanding as of the close of business on such day, plus, for A Shares sold in the Primary Offering, applicable selling commissions. The Company’s NAV per share is calculated daily as of the close of business by an independent fund accountant using a process that reflects (1) estimated values of each of the Company’s commercial real estate assets, related liabilities and notes receivable secured by real estate provided periodically by the Company’s independent valuation expert in individual appraisal reports, (2) daily updates in the price of liquid assets for which third party market quotes are available, (3) accruals of daily distributions and (4) estimates of daily accruals, on a net basis, of operating revenues, expenses, debt service costs and fees. As of March 31, 2016, the NAV per share for W Shares, A Shares and I Shares was $18.28, $18.19 and $18.37, respectively. The Company’s NAV is not audited or reviewed by its independent registered public accounting firm.
The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio primarily consisting of (1) necessity retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases and are strategically located throughout the United States and U.S. protectorates, (2) notes receivable secured by commercial real estate, including the origination of loans, and (3) cash, cash equivalents, other short-term investments and traded real estate-related securities. As of March 31, 2016, the Company owned 79 commercial properties located in 30 states, containing 2.0 million rentable square feet of commercial space, including the square feet of buildings which are on land subject to ground leases. As of March 31, 2016, the rentable space at these properties was 99.1% leased.
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
March 31, 2016

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
Principles of Consolidation and Basis of Presentation
The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2015, and related notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The condensed consolidated unaudited financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
The condensed consolidated unaudited financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Certain amounts in the Company’s prior period condensed consolidated unaudited financial statements have been reclassified to conform to the current period presentation. The Company has chosen to break out the details of (i) real estate tax expenses from property operating expenses in the Company’s condensed consolidated unaudited statements of operations and (ii) straight-line rental income in the Company’s condensed consolidated unaudited statements of cash flows. The Company has also chosen to combine depreciation of $1.1 million and amortization of $546,000 for the three months ended March 31, 2015 into the line item depreciation and amortization in the condensed consolidated unaudited statements of operations. These reclassifications had no effect on previously reported totals or subtotals.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated unaudited financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Real Estate Investments
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition, construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate assets and leasing costs. All acquisition-related expenses, repairs and maintenance are expensed as incurred.
The Company considers the period of future benefit of each respective asset to determine the appropriate useful life. The estimated useful lives of the Company’s real estate assets by class are generally as follows:

Buildings	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to,

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2016

bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the three months ended March 31, 2016 or 2015.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of March 31, 2016 or December 31, 2015.
Allocation of Purchase Price of Real Estate Assets
Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and to identified intangible assets and liabilities, consisting of the value of above- and below-market leases and the value of in-place leases, based in each case on their respective fair values. Acquisition-related expenses are expensed as incurred. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and buildings). The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
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
Investment in Marketable Securities
Investment in marketable securities consists primarily of the Company’s investment in corporate and government debt securities. The Company determines the appropriate classification for debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of March 31, 2016, the Company classified its investments as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive loss.
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

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2016

Restricted Cash
The Company had $213,000 and $118,000 in restricted cash as of March 31, 2016 and December 31, 2015, respectively. Included in restricted cash were escrowed investor proceeds of $145,000 and $50,000 for which shares of common stock had not been issued as of March 31, 2016 and December 31, 2015, respectively. Additionally, as of March 31, 2016 and December 31, 2015, the Company had $68,000 in lender cash management accounts. As part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which funds in excess of the required minimum balance are disbursed on a weekly basis to the Company.
Cash Concentrations
As of March 31, 2016, the Company had cash on deposit, including restricted cash, at four financial institutions, two of which had Company deposits in excess of federally insured levels totaling $13.3 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
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
The Company continually reviews receivables related to rent, including any unbilled straight-line rent, and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the condensed consolidated unaudited statements of operations and comprehensive (loss) income. As of March 31, 2016, the Company had an allowance for uncollectible accounts of $1,000. No allowance for uncollectible accounts was recorded as of December 31, 2015.
Earnings per Share
We have three classes of common stock with nonforfeitable dividend rights that are determined based on a different NAV for each class. Accordingly, we utilize the two-class method to determine our earnings per share, which results in the same earnings per share for each of the classes. Diluted income (loss) per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the three months ended March 31, 2016 or 2015.
Recent Accounting Pronouncements
Accounting Standards Update (“ASU”) No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”) - The amendments in this update eliminate the requirement that an acquirer in a business combination retrospectively account for measurement-period adjustments. Measurement-period adjustments should be recognized during the period in which the adjustment amount is determined, including any earnings impact that the acquirer would have recorded in prior periods if the accounting was completed at the acquisition date. These provisions are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. The Company has evaluated the effect of ASU 2015-16 and noted that there will not be a significant impact to the Company’s consolidated financial statements.
From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company is currently evaluating the effect that certain of these new accounting requirements may have on the Company’s accounting and related reporting and disclosures in the Company’s consolidated financial statements:
ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) - The requirements were amended to remove inconsistencies in revenue requirements and to provide a more complete framework for addressing revenue issues across a broad range of industries and transaction types. The revised standard’s core principle is that a company should

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2016

recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised standard also clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract to a customer. These provisions are effective January 1, 2018, and are to be applied retrospectively, with early adoption permitted for periods beginning after December 15, 2016 and interim periods thereafter.
ASU No. 2016-01, Financial Instruments (Subtopic 825-10) - The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive (loss) income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the consolidated balance sheets or the accompanying notes to the financial statements. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.
On February 25, 2016, the Financial Accounting Standards Board issued Accounting Standards Codification (“ASC”) 842 (“ASC 842”), Leases, which replaces the existing guidance in ASC 840, Leases. ASC 842 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (“ROU”) asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense. The provisions of ASC 842 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 and are required to be applied on a modified retrospective approach. Early adoption is permitted.
ASU No. 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”) - The amendments in this update clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. These provisions are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted.
NOTE 3 — FAIR VALUE MEASUREMENTS
GAAP defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. GAAP emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement.
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate the fair value. Assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as follows:
Level 1 — Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market is defined as a market in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2 — Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transactions), inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data correlation or other means (market corroborated inputs).
Level 3 — Unobservable inputs, which are only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2016

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Line of credit and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The estimated fair value of the Company’s debt was $109.5 million as of March 31, 2016, which approximated the carrying value on that date. As of December 31, 2015 the fair value of the Company’s debt was $119.3 million compared to a carrying value on that date of $119.5 million. The fair value of the Company’s debt is estimated using Level 2 inputs.
Marketable securities — The Company’s marketable securities are carried at fair value and are valued using Level 1 inputs. The estimated fair value of the Company’s marketable securities are based on quoted market prices that are readily and regularly available in an active market.
Derivative instruments — The Company’s derivative instruments are comprised of interest rate swaps. All derivative instruments are carried at fair value and are valued using Level 2 inputs. The fair value of these instruments is determined using interest rate market pricing models. The Company includes the impact of credit valuation adjustments on derivative instruments measured at fair value.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Other financial instruments — The Company considers the carrying values of its cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable to approximate their fair values because of the short period of time between their origination and their expected realization and based on their highly-liquid nature. Due to the short-term maturities of these instruments, Level 1 inputs are utilized to estimate the fair value of these financial instruments.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of March 31, 2016, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Marketable securities	$5,276	$5,276	$—	$—
Financial liabilities:
Interest rate swaps	$(1,154)	$—	$(1,154)	$—

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Marketable Securities	$5,237	$5,237	$—	$—
Financial liabilities:
Interest rate swaps	$(302)	$—	$(302)	$—

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2016

NOTE 4 — REAL ESTATE ACQUISITIONS
2016 Property Acquisitions
During the three months ended March 31, 2016, the Company acquired a 100% interest in two commercial properties for an aggregate purchase price of $17.7 million (the “2016 Acquisitions”). The Company purchased the 2016 Acquisitions with net proceeds from the Offering and available borrowings. The purchase price allocation for each of the Company’s acquisitions is preliminary and subject to change as it finalizes the allocation, which will be no later than 12 months from the acquisition date. The Company preliminarily allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed.
The following table summarizes the preliminary purchase price allocation for the properties purchased during the three months ended March 31, 2016 (in thousands):

March 31, 2016
Land	$2,383
Building and improvements	14,019
Acquired in-place leases (1)	1,281
Total purchase price	$17,683

(1)	The weighted average amortization period for acquired in-place leases is 11.2 years for acquisitions completed during the three months ended March 31, 2016.
The Company recorded revenue of $103,000 and net loss of $4,000 for the three months ended March 31, 2016 related to the 2016 Acquisitions. In addition, the Company recorded $340,000 of acquisition-related expenses for the three months ended March 31, 2016, which is included in acquisition-related expenses on the condensed consolidated unaudited statements of operations.
The following information summarizes selected financial information of the Company, as if all of the 2016 Acquisitions were completed on January 1, 2015 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Pro forma basis (unaudited)
Revenue	$6,153	$5,130
Net income	$67	$1,155
The unaudited pro forma information for the three months ended March 31, 2016 was adjusted to exclude acquisition-related expenses recorded during such periods related to the 2016 Acquisitions. Accordingly, these expenses were instead recognized in the pro forma information for the three months ended March 31, 2015. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2015, nor does it purport to represent the results of future operations.
2015 Property Acquisitions
During the three months ended March 31, 2015, the Company did not acquire any commercial properties.
Property Concentrations
As of March 31, 2016, one of the Company’s tenants accounted for 10% of the Company’s 2016 gross annualized rental revenues. No single geographic concentration accounted for greater than 10% of the Company’s 2016 gross annualized rental revenues. Tenants in the discount store, drugstore, manufacturing and home and garden industries accounted for 14%, 13%, 12%, and 10%, respectively, of the Company’s 2016 gross annualized rental revenues.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2016

NOTE 5 — MARKETABLE SECURITIES
The Company owned marketable securities with an estimated fair value of $5.3 million and $5.2 million as of March 31, 2016 and December 31, 2015, respectively. The following is a summary of the Company’s available-for-sale securities as of March 31, 2016 (in thousands):

	Available-for-Sale Securities
	Amortized Cost Basis	Unrealized Gain	Fair Value
U.S. Treasury Bonds	$1,349	$14	$1,363
U.S. Agency Bonds	1,111	1	1,112
Corporate Bonds	2,773	28	2,801
Total available-for-sale securities	$5,233	$43	$5,276
The following table provides the activity for the marketable securities during the three months ended March 31, 2016 (in thousands):

	Amortized Cost Basis	Unrealized (Loss) Gain	Fair Value
Marketable securities as of January 1, 2016	$5,310	$(73)	$5,237
Face value of marketable securities acquired	80	—	80
Premiums and discounts on purchase of marketable securities, net of acquisition costs	1	—	1
Amortization on marketable securities	(3)	—	(3)
Sales and maturities of securities	(155)	3	(152)
Unrealized gain on marketable securities	—	113	113
Marketable securities as of March 31, 2016	$5,233	$43	$5,276
During the three months ended March 31, 2016, the Company sold 13 marketable securities for aggregate proceeds of $152,000. Unrealized gains (losses) on marketable securities are recorded in other comprehensive (loss) income, with a portion of the amount subsequently reclassified into other expense on the statement of operations as securities are sold and gains (losses) are recognized. In addition, the Company recorded an unrealized gain of $113,000 on its investments, which is included in accumulated other comprehensive loss on the accompanying condensed consolidated unaudited statement of stockholders’ equity for the three months ended March 31, 2016 and the condensed consolidated unaudited balance sheet as of March 31, 2016.
The scheduled maturities of the Company’s marketable securities as of March 31, 2016 are as follows (in thousands):

	Available-for-Sale Securities
	Amortized Cost	Estimated Fair Value
Due within one year	$477	$477
Due after one year through five years	1,788	1,796
Due after five years through ten years	2,318	2,352
Due after ten years	650	651
Total	$5,233	$5,276
Actual maturities of marketable securities can differ from contractual maturities because borrowers on certain debt securities may have the right to prepay their respective debt obligations at any time. In addition, factors such as prepayments and interest rates may affect the yields on such securities.
In estimating other-than-temporary impairment losses, management considers a variety of factors, including (1) whether the Company has the intent to sell the impaired security, (2) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, and (3) whether the Company expects to recover the entire amortized cost basis of the security. The Company believes that none of the unrealized losses on investment securities are other-than-temporary as management expects the Company will fully recover the entire amortized cost basis of all securities. As of March 31, 2016, the Company had no other-than-temporary impairment losses.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2016

NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of March 31, 2016 and December 31, 2015 (in thousands):

		Outstanding Notional Amount as of	Interest	Effective	Maturity	Fair Value of Liabilities as of
	Balance Sheet Location	March 31, 2016	Rate (1)	Date	Date	March 31, 2016	December 31, 2015
Interest Rate Swaps	Deferred rental income, derivative liabilities and other liabilities	$49,240	3.43% to 3.57%	6/30/15 to 12/1/15	9/12/19 to 12/1/20	$(1,154)	$(302)
(1) The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of March 31, 2016.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 to these condensed consolidated unaudited financial statements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the effective portion of the derivative instruments that are designated as hedges is recorded in other comprehensive (loss) income, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three months ended March 31, 2016, the amount reclassified was $138,000.
Any ineffective portion of the change in fair value of the derivative instruments is recorded in interest expense. During the next 12 months, the Company estimates that an additional $481,000 will be reclassified from other comprehensive (loss) income as an increase to interest expense.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations, under the agreements at an aggregate termination value, inclusive of interest payments, of $1.2 million, which includes accrued interest, at March 31, 2016. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of March 31, 2016.
NOTE 7 — CREDIT FACILITY AND NOTES PAYABLE
As of March 31, 2016, the Company had $107.8 million of debt outstanding, including net deferred financing costs, with weighted average years to maturity of 5.4 years and a weighted average interest rate of 3.69%. The following table summarizes the debt balances as of March 31, 2016 and December 31, 2015, and the debt activity for the three months ended March 31, 2016 (in thousands):

		During the Three Months Ended March 31, 2016
	Balance as of December 31, 2015	Debt Issuance, Net (1)	Repayments (1)	Accretion	Balance as of March 31, 2016
Credit facility	$50,000	$5,000	$(15,000)	$—	$40,000
Fixed rate debt	69,494	—	—	—	69,494
Total debt	119,494	5,000	(15,000)	—	109,494
Deferred costs (2)	(1,764)	—	—	74	(1,690)
Total debt, net	$117,730	$5,000	$(15,000)	$74	$107,804
(1) Includes deferred financing costs incurred during the period.
(2) Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2016

As of March 31, 2016, the Company had fixed rate debt outstanding of $69.5 million, including $9.2 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity of the variable rate debt. The fixed rate debt has interest rates ranging from 3.57% to 4.05% per annum and as of March 31, 2016, the fixed rate debt had a weighted average interest rate of 3.84%. The fixed rate debt outstanding matures on various dates from December 2020 to February 2025. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $114.9 million as of March 31, 2016. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
The Company has an amended and restated credit agreement (the “Amended Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent (“JPMorgan Chase”), that provides for borrowings up to $125.0 million, which is comprised of $85.0 million in revolving loans (the “Revolving Loans”), and a $40.0 million term loan (the “Term Loan”), collectively, the credit facility (the “Credit Facility”). The Term Loan matures on September 12, 2019 and the Revolving Loans mature on September 12, 2017; however, the Company may elect to extend the maturity date for the Revolving Loans to September 12, 2019, subject to satisfying certain conditions described in the Amended Credit Agreement.
The Credit Facility bears interest at rates dependent upon the type of loan specified by the Company and the overall leverage ratio. For a eurodollar rate loan, the interest rate will be equal to the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”) for the interest period, as elected by the Company, multiplied by the statutory reserve rate, as defined in the Amended Credit Agreement (the “Eurodollar Rate”), plus an interest rate spread ranging from 1.90% to 2.45%. For base rate committed loans, the interest rate will be equal to a rate ranging from 0.90% to 1.45%, depending on the Company’s leverage ratio as defined in the Amended Credit Agreement, plus the greatest of: (a) JPMorgan Chase’s Prime Rate; (b) the Federal Funds Effective Rate (as defined in the Amended Credit Agreement) plus 0.50%; and (c) one-month LIBOR multiplied by the statutory reserve rate plus 1.0%. As of March 31, 2016, there were no amounts outstanding under the Revolving Loans, and the Term Loan outstanding totaled $40.0 million, which was subject to an interest rate swap agreement (the “Swapped Term Loan”). As of March 31, 2016, the all-in rate for the Swapped Term Loan was 3.43%. The Company had $85.0 million in unused capacity, subject to borrowing availability, as of March 31, 2016.
The Amended Credit Agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements and dividend payout and REIT status requirements. The Amended Credit Agreement also includes usual and customary events of default and remedies for facilities of this nature. In particular, the Credit Agreement includes a requirement for the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $63.0 million plus (ii) 75% of the issuance of equity from the date of the Credit Agreement, a leverage ratio less than or equal to 60.0% and a fixed charge coverage ratio greater than 1.50. As of March 31, 2016, the Company believes it was in compliance with the covenants of the Amended Credit Agreement.
NOTE 8 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.
Purchase Commitments
As of March 31, 2016, the Company had entered into a purchase agreement with an unaffiliated third-party seller to acquire a 100% interest in one retail property, subject to meeting certain criteria, for an aggregate purchase price of $3.5 million, exclusive of closing costs. As of March 31, 2016, the Company had $43,000 of property escrow deposits held by escrow agents in connection with this future property acquisition. These deposits are included in the condensed consolidated unaudited balance sheets in prepaid expenses, property escrow deposits and other assets. As of March 31, 2016, none of these escrow deposits have been forfeited.
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
March 31, 2016

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
All organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, the distribution fee and the dealer manager fee) are paid for by Cole Advisors or its affiliates and can be reimbursed by the Company up to 0.75% of the aggregate gross offering proceeds, excluding selling commissions charged on A Shares sold in the Primary Offering. As of March 31, 2016, Cole Advisors or its affiliates had paid organization and offering expenses in excess of the 0.75% in connection with the Offering. These excess amounts were not included in the financial statements of the Company because such amounts were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess amounts may become payable to Cole Advisors.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by Cole Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Offering:
Selling commissions	$383	$15
Selling commissions reallowed by CCC	$383	$15
Distribution fees	$38	$20
Distribution fees reallowed by CCC	$33	$19
Dealer manager fees	$257	$170
Dealer manager fees reallowed by CCC	$28	$25
Organization and offering expense reimbursement	$237	$35
As of March 31, 2016, $531,000 had been incurred, but not yet paid, for services provided by Cole Advisors or its affiliates in connection with the offering stage of the Offering and was a liability of the Company.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2016

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
Cole Advisors had an expense cap in place for the three months ended December 31, 2013, through the three months ending December 31, 2015, whereby Cole Advisors funded all general and administrative expenses of the Company that were in excess of an amount calculated by multiplying the average NAV for the respective three month period by an annualized rate of 1.25% (the “Excess G&A”). During the three months ended March 31, 2015, the Company incurred $66,000 of Excess G&A which was reimbursed by Cole Advisors subsequent to March 31, 2015. Beginning January 1, 2016, Cole Advisors no longer funded Excess G&A.
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
March 31, 2016

The Company recorded fees and expense reimbursements as shown in the table below for services provided by Cole Advisors or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Acquisitions, Operations and Performance:
Acquisition expense reimbursement	$280	$25
Advisory fee	$550	$284
Operating expense reimbursement	$347	$—
Performance fee	$—	$—
Of the amounts shown above, $1.3 million had been incurred, but not yet paid, for services provided by Cole Advisors or its affiliates in connection with the acquisitions and operations activities during the three months ended March 31, 2016. Cole Advisors did not waive its rights to receive operating expense reimbursements or permanently waive its rights to any expense reimbursements for the three months ended March 31, 2016. Cole Advisors waived its right to receive operating expense reimbursements for the three months ended March 31, 2015; accordingly, the Company did not reimburse Cole Advisors for any such expenses during those periods. During the three months ended March 31, 2015, Cole Advisors permanently waived its rights to expense reimbursements totaling approximately $258,000, and thus the Company is not responsible for this amount.
Due to Affiliates
As of March 31, 2016, $1.8 million was due to Cole Advisors or its affiliates primarily related to advisory, dealer manager and distribution fees, the reimbursement of organization and offering expenses, and acquisition expenses which were included in due to affiliates on the condensed consolidated unaudited balance sheet. As of December 31, 2015, $2.0 million was due to Cole Advisors and its affiliates related to performance fees, advisory, dealer manager and distribution fees, organization and offering expenses, which were included in amounts due to affiliates on the condensed consolidated unaudited balance sheet.

NOTE 10 —	ECONOMIC DEPENDENCY
Under various agreements, the Company has engaged or will engage Cole Advisors or its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issuance, as well as other administrative responsibilities for the Company including accounting services and investor relations. As a result of these relationships, the Company is dependent upon Cole Advisors or its affiliates. In the event that these companies are unable to provide the Company with these services, the Company would be required to find alternative providers of these services.
NOTE 11 — SUBSEQUENT EVENTS
Investment in Real Estate Assets
Subsequent to March 31, 2016, the Company acquired a 100% interest in six real estate properties for an aggregate purchase price of $9.9 million. The acquisitions were funded with net proceeds from the Offering. The Company has not completed its initial purchase price allocations with respect to these properties and therefore cannot provide similar disclosures to those included in Note 4 in these condensed consolidated unaudited financial statements for these properties.
Status of the Offering
As of May 11, 2016, the Company had received $250.4 million in gross offering proceeds through the issuance of approximately 14.4 million shares of its common stock in the Offering (including shares issued pursuant to the DRIP).
Share Redemptions
Subsequent to March 31, 2016 and through May 11, 2016, the Company redeemed approximately 227,000 shares for $4.1 million.
Credit Facility
As of May 11, 2016, the Company had $40.0 million outstanding under the Credit Facility and $85.0 million in unused capacity, subject to borrowing availability.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015. The terms “we,” “us,” “our” and the “Company” refer to Cole Real Estate Income Strategy (Daily NAV), Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated unaudited financial statements and the notes thereto.
Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q of Cole Real Estate Income Strategy (Daily NAV), Inc., other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words.
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

•	our ability to effectively deploy the proceeds raised in our public offering;

•	our ability to make property sector allocations of our properties consistent with our present expectations;

•	legislative or regulatory changes (including changes to the laws governing the taxation of REITs);

•	changes to accounting principles generally accepted in the United States of America (“GAAP”); and

•	our sponsor’s ability to fully reestablish the financial network which previously supported us.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Quarterly Report on Form 10-Q is filed with the SEC. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property indebtedness and acquisition and operating expenses. Rental and other property income accounted for 89% and 93% of our total revenue for the three months ended March 31, 2016 and 2015, respectively. As 99.1% of our rentable square feet was under lease as of March 31, 2016 with a weighted average remaining lease term of 10.7 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Cole Advisors regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease. In addition, as of March 31, 2016, the net debt leverage ratio of our consolidated real estate assets, which is the ratio of debt, less cash and cash equivalents, to total gross real estate assets net of gross intangible lease liabilities, was 33.7%.
Portfolio Information
As of March 31, 2016, we owned 79 properties located in 30 states, comprising 2.0 million rentable square feet of commercial space, which includes the rentable square feet of buildings on land subject to ground leases. Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our real estate assets as of March 31, 2016, and 2015:

	As of March 31,
	2016	2015
Number of properties	79	75
Approximate rentable square feet (1)	2.0 million	1.8 million
Percentage of rentable square feet leased	99.1%	99.6%

(1) Includes square feet of the buildings on land that are subject to ground leases.
The following table summarizes our consolidated real estate investment activity during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015
Properties acquired	2		—
Approximate purchase price of acquired properties	$17.7	million	$—
Approximate rentable square feet	112,000		—
Same Store Properties
We review our stabilized operating results, measured by contract rental revenue, from properties that we owned for the entirety of both the current and prior year reporting periods, referred to as “same store” properties. Contract rental revenue is a supplemental non-GAAP financial measure of real estate companies’ operating performance. Contract rental revenue is considered by management to be a helpful supplemental performance measure, as it provides a consistent method for the comparison of the Company’s properties. In determining the same store property pool, we include all properties that were owned for the entirety of both the current and prior reporting periods, except for properties during the current or prior year that were under development or redevelopment. “Non-same store,” as reflected in the table below, includes properties acquired on or after January 1, 2015.

As shown in the table below, contract rental revenue on the 70 same store properties for the three months ended March 31, 2016 increased 0.6% compared to the three months ended March 31, 2015. The same store properties were 100% occupied as of both March 31, 2016 and 2015. The following table shows the contract rental revenue from properties owned for both of the entire three months ended March 31, 2016 and 2015, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Three Months Ended March 31,		Increase (Decrease)
Contract rental revenue		2016	2015	$ Change	% Change
“Same store” properties	70	$3,998	$3,975	$23	0.6%
“Non-same store” properties	9	1,072	—	1,072	100.0%
Disposed properties (1)		—	363	(363)	(100.0)%
Total contract rental revenue	79	5,070	4,338	732	16.9%

Straight-line rental income		207	197	10	5.1%
Amortization (2)		7	(48)	55	(114.6)%
Rental income - as reported		$5,284	$4,487	$797	17.8%
(1) The Company disposed of five properties during the year ended December 31, 2015.
(2) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table provides summary information about our results of operations for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,		2016 vs 2015 Increase (Decrease)
	2016	2015
Total revenues	$5,954	$4,827	$1,127
General and administrative expenses	$1,071	$435	$636
Property operating expenses	$232	$180	$52
Real estate tax expenses	$493	$209	$284
Advisory fees and expenses	$550	$284	$266
Acquisition-related expenses	$340	$69	$271
Depreciation and amortization	$2,058	$1,638	$420
Operating income	$1,210	$2,012	$(802)
Interest expense and other, net	$1,227	$886	$341
Net (loss) income	$(17)	$1,126	$(1,143)

Revenue
Our revenue consists primarily of rental and other property income from net leased commercial properties. We also pay certain operating expenses subject to reimbursement by our tenants, which results in tenant reimbursement income. Additionally, our portfolio includes liquid assets in the form of marketable securities. These investments can result in revenue in the form of interest income.
2016 vs 2015 — Revenue increased $1.1 million to $6.0 million for the three months ended March 31, 2016, compared to $4.8 million for the three months ended March 31, 2015. Rental and other property income from net leased commercial properties accounted for 89% and 93% of our total revenues during the three months March 31, 2016 and 2015, respectively. The increase was primarily due to the acquisition of nine rental income-producing properties subsequent to March 31, 2015, and owning 77 properties for the entire period ended March 31, 2016. Tenant reimbursement income during the three months ended March 31, 2016 was $639,000, compared to $337,000 during the three months ended March 31, 2015. Interest income on marketable securities increased $28,000 to $31,000 for the three months ended March 31, 2016, due to an increase in the average outstanding investment in marketable securities of $4.8 million.

General and Administrative Expenses
The primary general and administrative expense items are advisory fees, professional, accounting and legal fees, escrow and trustee fees, unused line of credit fees and state franchise and income taxes.
2016 vs 2015 — General and administrative expenses increased $636,000 to $1.1 million for the three months ended March 31, 2016, compared to $435,000 for the three months ended March 31, 2015. The increase was primarily due to an increase in advisory, unused line of credit fees, other professional fees, audit and escrow and trustee fees. During the three months ended March 31, 2015, we incurred $66,000 of Excess G&A, which was reimbursed by our advisor subsequent to March 31, 2015. Beginning January 1, 2016, Cole Advisors no longer funded Excess G&A.
Property Operating Expenses
Property operating expenses such as property repairs, maintenance and property related insurance include both reimbursable and non-reimbursable property expenses. We are reimbursed by the tenant for reimbursable property operating expenses in accordance with the respective lease agreements.
2016 vs 2015 — Property operating expenses increased $52,000 to $232,000 for the three months ended March 31, 2016, compared to $180,000 for the three months ended March 31, 2015. The increase was primarily due to the acquisition of nine properties subsequent to March 31, 2015 and owning 77 properties for the entire period ended March 31, 2016.
Real Estate Tax Expenses
2016 vs 2015 — Real estate tax expenses increased $284,000 to $493,000 for the three months ended March 31, 2016, compared to $209,000 for the three months ended March 31, 2015. The increase was primarily due to higher property tax assessments at several of our properties subsequent to March 31, 2015.
Advisory Fees and Expenses
The advisory fees and expenses that we pay to our advisor are based upon our NAV.
2016 vs 2015 — Advisory fees and expenses increased $266,000 to $550,000 for the three months ended March 31, 2016, compared to $284,000 for the three months ended March 31, 2015. The increase was due to an increase in our NAV for each share class. The NAV per share for W Shares, A Shares and I Shares increased $0.20, $0.12 and $0.22, respectively during the three months ended March 31, 2016.
Acquisition-Related Expenses
2016 vs 2015 — Acquisition-related expenses increased $271,000 to $340,000 for the three months ended March 31, 2016, compared to $69,000 for the three months ended March 31, 2015. The change was primarily due to the purchase of two commercial properties for an aggregate purchase price of $17.7 million during the three months ended March 31, 2016, compared to no acquisitions during the three months ended March 31, 2015.
Depreciation and Amortization
2016 vs 2015 — Depreciation and amortization expenses increased $420,000 to $2.1 million for the three months ended March 31, 2016, compared to $1.6 million for the three months ended March 31, 2015. The increase was primarily due to the acquisition of nine properties subsequent to March 31, 2015 and owning 77 properties for the entire period ended March 31, 2016.
Interest Expense and Other, Net
2016 vs 2015 — Interest and other expense, net, increased $341,000 to $1.2 million for the three months ended March 31, 2016, compared to $886,000 for the three months ended March 31, 2015. The increase was primarily due to an increase in the weighted average interest rate on our outstanding debt from 2.79% as of March 31, 2015 to 3.69% as of March 31, 2016.
Distributions
Our board of directors authorized a daily distribution, based on 366 days in the calendar year, of $0.002678083 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2016 and ending on September 30, 2016. The daily distribution amount for each class of outstanding common stock is adjusted based on the relative NAV of the various classes each day so that, from day to day, distributions constitute a uniform percentage of the NAV per share of all classes. As a result, from day to day, the per share daily distribution for each outstanding class of common stock may be higher or lower than the daily distribution amount authorized by our board of directors based on the relative NAV of each class of common stock on that day.
During the three months ended March 31, 2016 and 2015, we paid distributions of $2.4 million and $1.7 million, respectively, including $1.2 million and $742,000, respectively, through the issuance of shares pursuant to the DRIP. The distributions paid during the three months ended March 31, 2016 were fully covered by cash flows from operating activities, including cash flows in excess of distributions from the prior year. The distributions paid during the three months ended March 31, 2015 were fully covered by cash flows from operating activities.
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
Our share redemption plan includes certain redemption limits, including a quarterly limit and, in some cases, an individual stockholder limit. During the three months ended March 31, 2016, we received redemption requests for, and redeemed, a total of approximately 209,000 shares of our common stock for $3.8 million, comprised of approximately 195,000 W Shares and 14,000 A Shares of our common stock for $3.6 million and $246,000, respectively. From March 31, 2016 through May 11, 2016, the Company redeemed approximately 227,000 shares for $4.1 million.
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
Liquidity and Capital Resources
General
Our principal demands for funds will be for real estate and real estate related investments and for the payment of acquisition-related expenses, operating expenses, distributions and redemptions to stockholders and principal and interest on any current and any future indebtedness. Generally, cash needs for items other than acquisitions and acquisition-related expenses will be generated from operations of our current and future investments. We expect to continue to raise capital through the Offering and to utilize such funds and future proceeds from secured or unsecured financing to complete future property acquisitions. The sources of our operating cash flows primarily are driven by the rental income received from current and future leased properties. As of March 31, 2016, we had raised $231.9 million of gross proceeds from the Offering before offering costs, selling commissions, dealer manager fees and distribution fees of $5.0 million. Refer to Item 1A - Risk Factors in our annual report on Form 10-K for risks related to our ability to raise capital in the near term.
We have an amended and restated credit agreement (the “Amended Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent (“JPMorgan Chase”), that provides for borrowings up to $125.0 million, which is comprised of $85.0 million in revolving loans (the “Revolving Loans”) and a $40.0 million term loan (the “Term Loan”), collectively, the credit facility (the “Credit Facility”). As of March 31, 2016, we had $85.0 million in unused capacity, subject to borrowing availability. As of March 31, 2016, we had cash and cash equivalents of $13.8 million.
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

Contractual Obligations
As of March 31, 2016, we had $109.5 million of debt outstanding, with a weighted average interest rate of 3.69%. See Note 7 - Credit Facility and Notes Payable to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a description of certain terms of our debt.
Our contractual obligations as of March 31, 2016 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - credit facility (2)	$40,000	$—	$—	$40,000	$—
Interest payments - credit facility (3)	5,075	1,372	2,744	959	—
Principal payments - fixed debt rate	69,494	—	—	9,240	60,254
Interest payments - fixed debt rate	17,596	2,693	5,385	5,280	4,238
Total	$132,165	$4,065	$8,129	$55,479	$64,492

(1)	The table does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
Does not include the impact of any extension. We may elect to extend the maturity of the Revolving Loans to September 12, 2019, subject to satisfying certain conditions described in the Amended Credit Agreement.

(3)
As of March 31, 2016, we had $9.2 million of variable rate mortgage notes and $40.0 million of variable rate debt on the Credit Facility effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our swap agreements to calculate the debt payment obligations in future periods.

Our charter prohibits us from incurring debt that would cause our borrowings to exceed 75% of our gross assets, valued at the aggregate cost (before depreciation and other non-cash reserves), unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report. In addition to this limitation in our charter, our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before depreciation or other non-cash reserves) or fair market value of our gross assets; provided however, that a majority of our board of directors (including a majority of the independent directors) has determined that, as a general policy, borrowing in excess of 60% of the greater of cost (before deducting depreciation and other non-cash reserves) or fair market value of our gross assets is justified and in the best interest of us and our stockholders during our capital raising stage. The independent directors believe such borrowing levels are justified as higher debt levels during the offering stage may enable us to acquire properties earlier than we might otherwise be able to acquire them if we were to adhere to the 60% debt limitation, which could yield returns that are accretive to the portfolio. In addition, as we are in the offering stage, more equity could be raised in the future to reduce the debt levels. As of March 31, 2016, our ratio of debt to total gross real estate assets net of gross intangible lease liabilities was 38.6% (33.7% including adjustment to debt for cash and cash equivalents).
As of March 31, 2016, we had entered into a purchase agreement with an unaffiliated third-party seller to acquire a 100% interest in one retail property, subject to meeting certain criteria, for an aggregate purchase price of $3.5 million, exclusive of closing costs. As of March 31, 2016, we had $43,000 of property escrow deposits held by escrow agents in connection with this future property acquisition. These deposits are included in the condensed consolidated unaudited balance sheets in prepaid expenses, property escrow deposits and other assets in this Quarterly Report on Form 10-Q. As of March 31, 2016, none of these escrow deposits have been forfeited.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities was $1.8 million for the three months ended March 31, 2016, compared to $1.5 million for the three months ended March 31, 2015. The increase was primarily due to an increase in our working capital balances of $1.0 million, offset by a decrease in net income before non-cash adjustments for depreciation, amortization of intangibles, amortization of deferred financing costs, and amortization of discounts on marketable securities of $771,000. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities increased $17.7 million to $17.8 million for the three months ended March 31, 2016, compared to net cash used by investing activities of $25,000 for the three months ended March 31, 2015. The increase was primarily due to the acquisition of two commercial properties during the three months ended March 31, 2016. We did not acquire any properties during the three months ended March 31, 2015.
Financing Activities. Net cash provided by financing activities increased $14.4 million to $14.9 million for the three months ended March 31, 2016, compared to net cash provided by financing activities of $541,000 for the three months ended March 31, 2015. The increase was primarily due to an increase in net proceeds from the issuance of common stock of $26.3 million, offset by an increase in redemptions of common stock of $817,000, and an increase in net repayments on borrowing facilities and notes payable of $11.5 million.
Election as a REIT
From the date of our formation and until the day following the date on which we issued shares to stockholders other than Cole Holdings Corporation (“CHC”), an affiliate of our sponsor, we were a qualified subchapter S subsidiary of CHC, and therefore were disregarded as an entity separate from CHC for U.S. federal income tax purposes. We have elected to be taxed and currently qualify, as a REIT under the Internal Revenue Code of 1986, as amended. To maintain our qualification as a REIT, we must continue to meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding certain non-cash items and net capital gains).
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

Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015. We consider our critical accounting policies to be the following:

•	Recoverability of Real Estate Assets;

•	Allocation of Purchase Price of Real Estate Assets; and

•	Derivative Instruments and Hedging Activities.
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2015. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the period ended December 31, 2015 and related notes thereto.
Related-Party Transactions and Agreements
We have entered into agreements with Cole Advisors and its affiliates whereby we will pay certain fees to, or reimburse certain expenses of, Cole Advisors or its affiliates, primarily advisory and performance fees and expenses, organization and offering costs, selling commissions, dealer manager fees and expenses, distribution fees and reimbursement of certain acquisition and operating costs. See Note 9 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a further explanation of the various related-party transactions, agreements and fees.
Conflicts of Interest
Affiliates of Cole Advisors act as an advisor to, and certain of our executive officers and one of our directors act as executive officers and/or directors of Cole Credit Property Trust IV, Inc., Cole Credit Property Trust V, Inc., and/or Cole Office & Industrial REIT (CCIT II), Inc., all of which are REITs offered, distributed and/or managed by affiliates of Cole Advisors. As such, there are conflicts of interest where Cole Advisors or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for VEREIT or another real estate program sponsored by Cole Capital, may be in conflict with us in connection with providing services to other real estate related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of Cole Advisors and VEREIT and these other real estate programs sponsored by Cole Capital could influence the advice to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2015.
Off-Balance Sheet Arrangements
As of March 31, 2016 and December 31, 2015, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
As of March 31, 2016, we had no variable rate debt outstanding.
As of March 31, 2016, we had two interest rate swap agreements outstanding, which mature on September 12, 2019 and December 1, 2020, with an aggregate notional amount of $49.2 million and an aggregate net fair value liability of $1.2 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of March 31, 2016, an increase of 50 basis points in interest rates would result in a derivative liability of $280,000, representing an $874,000 net change. A decrease of 50 basis points would result in a derivative liability of $2.0 million, representing an $888,000 increase to the fair value of the net derivative liability.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2016 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2016, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.

Item 1A.	Risk Factors
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On December 6, 2011, the Initial Registration Statement for our public offering of up to $4.0 billion in shares of common stock was declared effective under the Securities Act. The Initial Registration Statement covered up to $3.5 billion in shares in a primary offering and up to $500.0 million in shares pursuant to the DRIP. On December 7, 2011, we satisfied the conditions of our escrow agreement and accepted the initial subscription for 666,667 W Shares of our common stock in the offering under the Initial Registration Statement, at a price of $15.00 per share, resulting in gross proceeds of $10.0 million. Additionally, as of March 31, 2016, we were authorized to issue 10.0 million shares of preferred stock, but none were issued or outstanding.
As of March 31, 2016, we had issued approximately 13.4 million shares in the Offering for gross proceeds of $231.9 million, out of which we have incurred $3.3 million in dealer manager fees, selling commissions and distribution fees and $1.7 million in organization and offering costs. With the net offering proceeds of $226.9 million and the borrowings from the credit facility, we acquired $299.5 million in real estate assets and incurred $3.5 million of acquisition-related expenses.
As of May 11, 2016, we have sold the following common shares and raised the following proceeds in connection with the Offering (dollar amounts in thousands):

	W Shares	A Shares	I Shares	Total
Primary Offering
Shares	10,967,209	2,265,448	685,737	13,918,394
Proceeds	$188,307	$40,131	$12,188	$240,626
Distribution Reinvestment Plan
Shares	376,733	58,589	35,025	470,347
Proceeds	$6,654	$1,049	$626	$8,329
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

During the three months ended March 31, 2016, we redeemed shares as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2016
W Shares	127,297	$18.24	127,297	(1)
A Shares	1,383	$18.16	1,383	(1)
February 1 - February 29, 2016
W Shares	32,970	$18.18	32,970	(1)
A Shares	6,498	$18.13	6,498	(1)
March 1 - March 31, 2016
W Shares	35,085	$18.26	35,085	(1)
A Shares	5,672	$18.15	5,672	(1)
Total	208,905		208,905	(1)

(1)
A description of the maximum number of shares that may be purchased under our share redemption program, the date our share redemption program was announced (in the Initial Registration Statement and the Multi-Class Registration Statement) and the amount of shares approved under our share redemption program is included in the narrative preceding this table.

Unregistered Sales of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended March 31, 2016 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
On May 1, 2016, Simon J. Misselbrook, the Company’s chief financial officer and treasurer and chief financial officer and treasurer of our advisor, notified the Company of his resignation, effective May 30, 2016, to pursue another professional opportunity.
On May 13, 2016, the Company’s board of directors appointed Michael J. Bartolotta to serve as its interim chief financial officer and treasurer commencing on May 30, 2016, assuming a successor has not been named at that time, to serve until such time as a successor is named. Mr. Bartolotta, age 59, has served as the executive vice president and chief financial officer of VEREIT since October 2015, and will continue to serve in that role. Mr. Bartolotta also has been appointed to serve as the interim chief financial officer and treasurer of Cole Office & Industrial REIT (CCIT II), Inc., Cole Credit Property Trust IV, Inc. and Cole Credit Property Trust V, Inc. commencing on May 30, 2016, assuming a successor has not been named at that time, to serve until such time as a successor is named. Mr. Bartolotta previously served as executive vice president and chief financial officer of Cushman & Wakefield Inc. (“Cushman”), a global leader in commercial real estate services, from February 2012 until September 2015. Mr. Bartolotta also served on Cushman’s board of directors and served as chairman of the audit committee from March 2007 until he assumed his position as executive vice president and chief financial officer of Cushman in February 2012. Before becoming Cushman’s chief financial officer, Mr. Bartolotta served as vice president and chief financial officer for EXOR, Inc., the U.S. arm of EXOR S.p.A., from 1991 to February 2012. Mr. Bartolotta has a Bachelor of Science degree in Accounting from New York University and is a Certified Public Accountant in New York.
Mr. Bartolotta did not enter into an employment agreement with us in connection with his appointment as the Company’s interim chief financial officer and treasurer, and the appointment of Mr. Bartolotta as the Company’s interim chief financial officer and treasurer was not made pursuant to any arrangement or understanding between Mr. Bartolotta and any other person. Mr. Bartolotta has not had any direct or indirect material interests in any transaction with the Company or to which the Company is a party or in any currently proposed transaction with the Company or to which the Company is a party. Mr. Bartolotta does have an employment agreement with VEREIT, dated as of October 5, 2015, relating to his position as executive vice president and chief financial officer of that company.

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
Date: May 13, 2016

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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