Form 10-Q
period 2016-06-30
COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
filed 2016-08-12
CIK 1498542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 9, 2016, there were approximately 10.4 million shares of Wrap Class common stock, approximately 2.9 million shares of Advisor Class common stock and approximately 726,000 shares of Institutional Class common stock, par value $0.01 each, of Cole Real Estate Income Strategy (Daily NAV), Inc. outstanding.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
ASSETS
Investment in real estate assets:
Land	$54,675	$49,785
Buildings and improvements	221,213	187,616
Intangible lease assets	36,094	32,880
Total real estate investments, at cost	311,982	270,281
Less: accumulated depreciation and amortization	(17,161)	(12,698)
Total real estate investments, net	294,821	257,583
Investment in marketable securities	5,219	5,237
Total real estate investments and marketable securities, net	300,040	262,820
Cash and cash equivalents	29,885	14,840
Restricted cash	632	118
Rents and tenant receivables, net	3,027	2,655
Property escrow deposits, prepaid expenses and other assets	402	250
Deferred costs, net	726	819
Total assets	$334,712	$281,502
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable, net	$118,985	$117,730
Accrued expenses and accounts payable	2,010	2,122
Escrowed investor proceeds	77	50
Due to affiliates	10,553	8,235
Intangible lease liabilities, net	3,372	3,513
Distributions payable	1,030	788
Derivative liabilities, deferred rental income, and other liabilities	2,397	1,120
Total liabilities	138,424	133,558
Commitments and contingencies
Redeemable common stock	23,952	17,967
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
A Shares common stock, $0.01 par value; 163,000,000 shares authorized, 2,509,300 and 1,371,763 shares issued and outstanding, respectively	25	14
I Shares common stock, $0.01 par value; 163,000,000 shares authorized, 722,600 and 657,624 shares issued and outstanding, respectively	7	7
W Shares common stock, $0.01 par value; 164,000,000 shares authorized, 9,857,652 and 7,825,063 shares issued and outstanding, respectively	99	78
Capital in excess of par value	189,325	140,202
Accumulated distributions in excess of earnings	(15,806)	(9,949)
Accumulated other comprehensive loss	(1,314)	(375)
Total stockholders’ equity	172,336	129,977
Total liabilities and stockholders’ equity	$334,712	$281,502

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental income	$5,713	$4,238	$10,997	$8,725
Tenant reimbursement income	600	310	1,239	647
Interest income on marketable securities	28	17	59	20
Total revenues	6,341	4,565	12,295	9,392
Operating expenses:
General and administrative	1,115	418	2,186	853
Property operating	212	152	444	332
Real estate tax	477	206	970	415
Advisory fees and expenses	636	709	1,186	993
Acquisition-related	703	(2)	1,043	67
Depreciation and amortization	2,226	1,558	4,284	3,196
Total operating expenses	5,369	3,041	10,113	5,856
Operating income	972	1,524	2,182	3,536
Other income (expense):
Interest expense and other, net	(1,252)	(882)	(2,479)	(1,768)
(Loss) income before real estate dispositions	(280)	642	(297)	1,768
Gain on disposition of real estate, net	—	4,678	—	4,678
Net (loss) income	$(280)	$5,320	$(297)	$6,446
Weighted average number of common shares outstanding:
Basic and diluted	12,211,730	7,504,384	11,401,674	7,331,680
Net (loss) income per common share:
Basic and diluted	$(0.02)	$0.71	$(0.03)	$0.88
Distributions declared per common share	$0.24	$0.24	$0.49	$0.48
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income	$(280)	$5,320	$(297)	$6,446
Other comprehensive loss:
Unrealized holding gain (loss) on marketable securities	60	(63)	173	(61)
Less: reclassification adjustment for (gain) loss included in income as other expense	(7)	4	(4)	7
Unrealized loss on interest rate swaps	(392)	(175)	(1,382)	(175)
Amount of loss reclassified from other comprehensive income into income as interest expense	136	1	274	1
Total other comprehensive loss	(203)	(233)	(939)	(228)
Comprehensive (loss) income	$(483)	$5,087	$(1,236)	$6,218
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	A Shares Common Stock		I Shares Common Stock		W Shares Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2016	1,371,763	$14	657,624	$7	7,825,063	$78	$140,202	$(9,949)	$(375)	$129,977
Issuance of common stock	1,203,651	12	64,976	—	2,482,180	25	69,117	—	—	69,154
Distributions to investors	—	—	—	—	—	—	—	(5,560)	—	(5,560)
Commissions, dealer manager and distribution fees	—	—	—	—	—	—	(4,100)	—	—	(4,100)
Other offering costs	—	—	—	—	—	—	(513)	—	—	(513)
Redemptions of common stock	(66,114)	(1)	—	—	(449,591)	(4)	(9,396)	—	—	(9,401)
Changes in redeemable common stock	—	—	—	—	—	—	(5,985)	—	—	(5,985)
Comprehensive loss	—	—	—	—	—	—	—	(297)	(939)	(1,236)
Balance, June 30, 2016	2,509,300	$25	722,600	$7	9,857,652	$99	$189,325	$(15,806)	$(1,314)	$172,336
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(297)	$6,446
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, net	4,253	3,294
Straight-line rental income	(440)	(379)
Amortization of deferred financing costs	282	194
Amortization on marketable securities	7	4
Gain on disposition of real estate assets, net	—	(4,678)
(Gain) loss on sale of marketable securities	(4)	7
Bad debt expense	8	2
Changes in assets and liabilities:
Rents and tenant receivables	60	(24)
Prepaid expenses and other assets	168	(222)
Accounts payable and accrued expenses	(126)	(222)
Deferred rental income and other liabilities	169	(24)
Due to affiliates	(483)	(945)
Net cash provided by operating activities	3,597	3,453
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(41,618)	(865)
Investment in marketable securities	(376)	(5,394)
Proceeds from sale and maturities of marketable securities	560	577
Proceeds from disposition of real estate assets	—	17,403
Payment of property escrow deposits	(1,291)	—
Refund of property escrow deposits	971	—
Change in restricted cash	(514)	(132)
Net cash (used in) provided by investing activities	(42,268)	11,589
Cash flows from financing activities:
Proceeds from issuance of common stock	66,639	13,841
Offering costs on issuance of common stock	(1,812)	(542)
Redemptions of common stock	(9,401)	(5,513)
Distributions to investors	(2,803)	(2,020)
Proceeds from credit facility and notes payable	16,275	39,950
Repayments of credit facility	(15,000)	(51,000)
Proceeds from line of credit with affiliate	—	10,000
Repayments of line of credit with affiliate	—	(10,000)
Deferred financing costs paid	(209)	(863)
Change in escrowed investor proceeds liability	27	55
Net cash provided by (used in) financing activities	53,716	(6,092)
Net increase in cash and cash equivalents	15,045	8,950
Cash and cash equivalents, beginning of period	14,840	4,489
Cash and cash equivalents, end of period	$29,885	$13,439

Supplemental disclosures of non-cash investing and financing activities:
Accrued dealer manager fee, distribution fee, and other offering costs	$9,507	$5,062
Distributions declared and unpaid	$1,030	$612
Common stock issued through distribution reinvestment plan	$2,515	$1,517
Change in fair value of marketable securities	$96	$(54)
Change in fair value of interest rate swaps	$(1,108)	$(174)
Accrued capital expenditures	$14	$—
Supplemental cash flow disclosures:
Interest paid	$2,054	$1,581
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
June 30, 2016
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
On December 6, 2011, pursuant to a registration statement filed on Form S-11 (Registration No. 333-169535) (the “Initial Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”), the Company commenced its initial public offering on a “best efforts” basis of $4.0 billion in shares of common stock. On August 26, 2013, pursuant to a registration statement filed on Form S-11 (Registration No. 333-186656) (the “Multi-Class Registration Statement”) under the Securities Act, the Company designated the existing shares of the Company’s common stock that were sold prior to such date to be Wrap Class shares (“W Shares”) of common stock and registered two new classes of the Company’s common stock, Advisor Class shares (“A Shares”) and Institutional Class shares (“I Shares”). Pursuant to the Multi-Class Registration Statement, the Company is offering up to $4.0 billion in shares of common stock of the three classes (the “Offering”), consisting of $3.5 billion in shares in the Company’s primary offering (the “Primary Offering”) and $500.0 million in shares pursuant to a distribution reinvestment plan (the “DRIP”). The Company is offering to sell any combination of W Shares, A Shares and I Shares with a dollar value up to the maximum offering amount. As of June 30, 2016, the Company had issued approximately 15.4 million shares of common stock in the Offering for gross offering proceeds of $269.1 million before offering costs and selling commissions, and the current portion of dealer manager fees and distribution fees of $6.0 million.
The per share purchase price for each class of common stock varies from day-to-day and, on each business day, is equal to, for each class of common stock, the Company’s net asset value (“NAV”) for such class, divided by the number of shares of that class outstanding as of the close of business on the previous day, plus, for A Shares sold in the Primary Offering, applicable selling commissions. The Company’s NAV per share is calculated daily as of the close of business by an independent fund accountant using a process that reflects (1) estimated values of each of the Company’s commercial real estate assets, related liabilities and notes receivable secured by real estate provided periodically by the Company’s independent valuation expert in individual appraisal reports, (2) daily updates in the price of liquid assets for which third party market quotes are available, (3) accruals of daily distributions and (4) estimates of daily accruals, on a net basis, of operating revenues, expenses, debt service costs and fees. As of June 30, 2016, the NAV per share for W Shares, A Shares and I Shares was $18.31, $18.21 and $18.42, respectively. The Company’s NAV is not audited or reviewed by its independent registered public accounting firm.
The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio primarily consisting of (1) necessity retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases and are strategically located throughout the United States and U.S. protectorates, (2) notes receivable secured by commercial real estate, including the origination of loans, and (3) cash, cash equivalents, other short-term investments and traded real estate-related securities. As of June 30, 2016, the Company owned 90 commercial properties located in 30 states, containing 2.3 million rentable square feet of commercial space, including the square feet of buildings which are on land subject to ground leases. As of June 30, 2016, the rentable space at these properties was 99.2% leased.
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

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2016

NOTE 2 — CORRECTION OF PRIOR PERIOD AMOUNTS
During the second quarter of 2016, the Company was advised of a recent interpretative clarification regarding our industry’s accounting of the recognition of ongoing periodic fees (“OPFs”), which include dealer manager fees and distribution fees that are paid monthly related to the issuance of certain classes of common stock. The Company previously recorded OPFs as a reduction to equity on a monthly basis when payment was due to the dealer manager. The Company assessed this policy in light of the recent interpretive clarification, and determined that a liability should have been recorded for the estimated amount of total OPFs to be paid in future periods upon issuance of shares structured with OPFs. This determination affected the consolidated balance sheets, consolidated statements of stockholders’ equity and supplemental disclosures of non-cash investing and financing activities for historical periods beginning in 2011 through March 31, 2016. There was no impact to the statements of operations or comprehensive (loss) income or net cash provided by (used in) operating, investing or financing activities as presented in the consolidated statements of cash flows. The Company assessed the materiality of the correction on prior periods' financial statements in accordance with Accounting Standards Codification 250 (“ASC 250”), Presentation of Financial Statements, and concluded that these misstatements were not material to any of the Company's previously issued consolidated financial statements.
In accordance with ASC 250, the consolidated balance sheet as of December 31, 2015, the consolidated statement of stockholders’ equity January 1, 2016 beginning balance and the consolidated statements of cash flows – supplemental disclosures of non-cash investing and financing activities for the six months ended June 30, 2015 have been adjusted to reflect the correction.
The following tables show the affected line items within the consolidated financial statements (dollars in thousands):
Consolidated Balance Sheet

	December 31, 2015
	As Previously Reported	Adjustment	As Restated
Due to affiliates	$2,006	$6,229	$8,235
Total liabilities	$127,329	$6,229	$133,558
Capital in excess of par value	$146,431	$(6,229)	$140,202
Total stockholders’ equity	$136,206	$(6,229)	$129,977
Consolidated Statement of Stockholders’ Equity

	Capital in Excess of Par Value	Total Stockholders’ Equity	Capital in Excess of Par Value	Total Stockholders’ Equity	Capital in Excess of Par Value	Total Stockholders’ Equity
	As Previously Reported		Adjustment		As Restated
Balance, January 1, 2016	$146,431	$136,206	$(6,229)	$(6,229)	$140,202	$129,977
Consolidated Statements of Cash Flows – Supplemental Disclosures of Non-cash Investing and Financing Activities

	Six Months Ended June 30, 2015
	As Previously Reported	Adjustment	As Restated
Accrued dealer manager fee, distribution fee, and other offering costs	$282	$4,780	$5,062
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated unaudited financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2016

Principles of Consolidation and Basis of Presentation
The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission regarding interim financial reporting, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2015, and related notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The condensed consolidated unaudited financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
The condensed consolidated unaudited financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Certain amounts in the Company’s prior period condensed consolidated unaudited financial statements have been reclassified to conform to the current period presentation. The Company has chosen to break out the details of (i) real estate tax expenses from property operating expenses in the Company’s condensed consolidated unaudited statements of operations and (ii) straight-line rental income in the Company’s condensed consolidated unaudited statements of cash flows. The Company has also chosen to combine depreciation of $1.1 million and $2.1 million and amortization of $504,000 and $1.1 million for the three and six months ended June 30, 2015, respectively, into the line item depreciation and amortization in the condensed consolidated unaudited statements of operations.
The unrealized loss on interest rate swaps line item from the prior year has been disaggregated within the condensed consolidated unaudited statements of other comprehensive (loss) income into the captions unrealized loss on interest rate swaps and amount of loss reclassified from other comprehensive income into income as interest expense.
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2016

lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the six months ended June 30, 2016 or 2015.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of June 30, 2016 or December 31, 2015.
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
Investment in Marketable Securities
Investment in marketable securities consists primarily of the Company’s investment in corporate and government debt securities. The Company determines the appropriate classification for debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of June 30, 2016, the Company classified its investments as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive (loss) income.
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

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2016

Restricted Cash
The Company had $632,000 and $118,000 in restricted cash as of June 30, 2016 and December 31, 2015, respectively. Included in restricted cash were escrowed investor proceeds of $77,000 and $50,000 for which shares of common stock had not been issued as of June 30, 2016 and December 31, 2015, respectively. Restricted cash as of June 30, 2016 included $500,000 held by a lender in an escrow account for a certain property in accordance with the respective loan agreement, and no amounts were held as of December 31, 2015. Additionally, as of June 30, 2016 and December 31, 2015, the Company had $55,000 and $68,000, respectively, in lender cash management accounts. As part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which funds in excess of the required minimum balance are disbursed on a weekly basis to the Company.
Dealer Manager and Distribution Fees
The Company pays CCC dealer manager and distribution fees, which are calculated on a daily basis in the amount of 1/365th of the amount summarized in the table below for each class of common stock:

	Dealer Manager Fee	Distribution Fee
W Shares	0.55%	—
A Shares	0.55%	0.50%
I Shares	0.25%	—
The dealer manager and distribution fees are paid monthly in arrears. An estimated liability for future dealer manager and distribution fees fees payable to CCC is recognized at the time each share is sold and included in due to affiliates in the condensed consolidated unaudited balance sheets with a corresponding decrease to capital in excess of par value. The Company recognized a liability for future dealer manager and distribution fees payable to CCC of $8.9 million and $6.2 million, as of June 30, 2016 and December 31, 2015, respectively.
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
The Company continually reviews receivables related to rent, including any unbilled straight-line rent, and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the condensed consolidated unaudited statements of operations and comprehensive (loss) income. As of June 30, 2016, the Company had an allowance for uncollectible accounts of $8,000. No allowance for uncollectible accounts was recorded as of December 31, 2015.
Earnings per Share
We have three classes of common stock with nonforfeitable dividend rights that are determined based on a different NAV for each class. Accordingly, we utilize the two-class method to determine our earnings per share, which results in the same earnings per share for each of the classes. Diluted income (loss) per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the three and six months ended June 30, 2016 or 2015.
Recent Accounting Pronouncements
Accounting Standards Update (“ASU”) No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”) — The amendments in this update eliminate the requirement that an acquirer in a business combination retrospectively account for measurement-period adjustments. Measurement-period adjustments should be recognized during the period in which the adjustment amount is determined, including any earnings impact that the acquirer would have recorded in prior periods if the accounting was completed at the acquisition date. These

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2016

provisions are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. The Company has evaluated the effect of ASU 2015-16 and believes its adoption was not significant to the Company’s consolidated financial statements.
From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company is currently evaluating the effect that certain of these new accounting requirements may have on the Company’s accounting and related reporting and disclosures in the Company’s consolidated financial statements:
ASU No. 2014-09, Revenue from Contracts with Customers — The requirements were amended to remove inconsistencies in revenue requirements and to provide a more complete framework for addressing revenue issues across a broad range of industries and transaction types. The revised standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised standard also clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract to a customer. These provisions are effective January 1, 2018, and are to be applied retrospectively, with early adoption permitted for periods beginning after December 15, 2016 and interim periods thereafter.
ASU No. 2016-01, Financial Instruments (Subtopic 825-10) — The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive (loss) income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the consolidated balance sheets or the accompanying notes to the financial statements. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.
On February 25, 2016, the Financial Accounting Standards Board issued ASC 842 (“ASC 842”), Leases, which replaces the existing guidance in ASC 840, Leases. ASC 842 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (“ROU”) asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense. The provisions of ASC 842 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 and are required to be applied on a modified retrospective approach. Early adoption is permitted.
ASU No. 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”) — The amendments in this update clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. These provisions are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 requires more timely recording of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology in current GAAP. ASU 2016-13 is effective for fiscal years, and interim periods within, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within, beginning after December 15, 2018.
NOTE 4 — FAIR VALUE MEASUREMENTS
GAAP defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. GAAP emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2016

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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Line of credit and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The estimated fair value of the Company’s debt was $120.8 million as of June 30, 2016, which approximated the carrying value on that date. As of December 31, 2015, the fair value of the Company’s debt was $119.3 million compared to a carrying value on that date of $119.5 million. The fair value of the Company’s debt is estimated using Level 2 inputs.
Marketable securities — The Company’s marketable securities are carried at fair value and are valued using Level 1 inputs. The estimated fair value of the Company’s marketable securities are based on quoted market prices that are readily and regularly available in an active market.
Derivative instruments — The Company’s derivative instruments are comprised of interest rate swaps. All derivative instruments are carried at fair value and are valued using Level 2 inputs. The fair value of these instruments is determined using interest rate market pricing models. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the respective counterparties.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of June 30, 2016, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2016

In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2016	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Marketable securities	$5,219	$5,219	$—	$—
Financial liabilities:
Interest rate swaps	$(1,410)	$—	$(1,410)	$—

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Marketable Securities	$5,237	$5,237	$—	$—
Financial liabilities:
Interest rate swaps	$(302)	$—	$(302)	$—
NOTE 5 — REAL ESTATE ACQUISITIONS
2016 Property Acquisitions
During the six months ended June 30, 2016, the Company acquired a 100% interest in 13 commercial properties for an aggregate purchase price of $41.6 million (the “2016 Acquisitions”). The Company purchased the 2016 Acquisitions with net proceeds from the Offering and available borrowings. The purchase price allocation for each of the Company’s acquisitions is preliminary and subject to change as it finalizes the allocation, which will be prior to the end of the current fiscal year. The Company preliminarily allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed.
The following table summarizes the preliminary purchase price allocation for the properties purchased during the six months ended June 30, 2016 (in thousands):

June 30, 2016
Land	$4,890
Building and improvements	33,578
Acquired in-place leases (1)	3,165
Acquired above-market leases (2)	67
Intangible lease liabilities (3)	(69)
Total purchase price	$41,631

(1)	The weighted average amortization period for acquired in-place leases is 12.7 years for acquisitions completed during the six months ended June 30, 2016.

(2)	The weighted average amortization period for acquired above-market leases is 10.7 years for acquisitions completed during the six months ended June 30, 2016.

(3)	The weighted average amortization period for acquired intangible lease liabilities is 10.7 years for acquisitions completed during the six months ended June 30, 2016.
The Company recorded revenue of $577,000 and $681,000, respectively, and net income of $62,000 and $59,000, respectively, for the three and six months ended June 30, 2016 related to the 2016 Acquisitions. In addition, the Company recorded $279,000 and $330,000 of acquisition-related expenses for the three and six months ended June 30, 2016, respectively, which is included in acquisition-related expenses on the condensed consolidated unaudited statements of operations.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2016

The following information summarizes selected financial information of the Company, as if all of the 2016 Acquisitions were completed on January 1, 2015 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Pro forma basis (unaudited)
Revenue	$6,523	$5,324	$13,132	$10,910
Net income	$(135)	$5,363	$63	$6,535
The unaudited pro forma information for the three and six months ended June 30, 2016 was adjusted to exclude acquisition-related expenses recorded during such periods related to the 2016 Acquisitions. Accordingly, these expenses were instead recognized in the pro forma information for the three and six months ended June 30, 2015. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2015, nor does it purport to represent the results of future operations.
2015 Property Acquisition
During the six months ended June 30, 2015, the Company acquired a 100% interest in one commercial property for an aggregate purchase price of $865,000 (the “2015 Acquisition”). The Company purchased the 2015 Acquisition with net proceeds from the Offering combined with proceeds from borrowings. The Company allocated the purchase price of this property to the fair value of the assets acquired and liabilities assumed.
The following table summarizes the purchase price allocation for the property purchased during the six months ended June 30, 2015 (in thousands):

June 30, 2015
Land	$150
Building and improvements	645
Acquired in-place leases	91
Intangible lease liabilities	(21)
Total purchase price	$865
The Company recorded revenue of $3,000 and net loss of $19,000 for the three and six months ended June 30, 2015, respectively, related to the 2015 Acquisition. In addition, the Company recorded $20,000 of acquisition related expenses for the three and six months ended June 30, 2015, which is included in acquisition related (income) expenses on the condensed consolidated unaudited statement of operations.
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

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2016

Property Concentrations
As of June 30, 2016, no single tenant and no single geographic concentration accounted for greater than 10% of the Company’s 2016 gross annualized rental revenues. Tenants in the discount store, drugstore, and manufacturing industries accounted for 16%, 12%, and 11%, respectively, of the Company’s 2016 gross annualized rental revenues.
NOTE 6 — MARKETABLE SECURITIES
The Company owned marketable securities with an estimated fair value of $5.2 million as of both June 30, 2016 and December 31, 2015. The following is a summary of the Company’s available-for-sale securities as of June 30, 2016 (in thousands):

	Available-for-Sale Securities
	Amortized Cost Basis	Unrealized Gain	Fair Value
U.S. Treasury Bonds	$1,544	$24	$1,568
U.S. Agency Bonds	1,064	5	1,069
Corporate Bonds	2,515	67	2,582
Total available-for-sale securities	$5,123	$96	$5,219
The following table provides the activity for the marketable securities during the six months ended June 30, 2016 (in thousands):

	Amortized Cost Basis	Unrealized (Loss) Gain	Fair Value
Marketable securities as of January 1, 2016	$5,310	$(73)	$5,237
Face value of marketable securities acquired	370	—	370
Premiums and discounts on purchase of marketable securities, net of acquisition costs	6	—	6
Amortization on marketable securities	(7)	—	(7)
Sales and maturities of securities	(556)	(4)	(560)
Unrealized gain on marketable securities	—	173	173
Marketable securities as of June 30, 2016	$5,123	$96	$5,219
During the six months ended June 30, 2016, the Company sold 36 marketable securities for aggregate proceeds of $560,000. Unrealized gains (losses) on marketable securities are recorded in other comprehensive (loss) income, with a portion of the amount subsequently reclassified into other expense on the statement of operations as securities are sold and gains (losses) are recognized. In addition, the Company recorded an unrealized gain of $173,000 on its investments, which is included in accumulated other comprehensive loss on the accompanying condensed consolidated unaudited statement of stockholders’ equity for the six months ended June 30, 2016 and the condensed consolidated unaudited balance sheet as of June 30, 2016.
The scheduled maturities of the Company’s marketable securities as of June 30, 2016 are as follows (in thousands):

	Available-for-Sale Securities
	Amortized Cost	Estimated Fair Value
Due within one year	$762	$763
Due after one year through five years	1,809	1,827
Due after five years through ten years	1,949	2,022
Due after ten years	603	607
Total	$5,123	$5,219
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

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2016

In estimating other-than-temporary impairment losses, management considers a variety of factors, including (1) whether the Company has the intent to sell the impaired security, (2) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, and (3) whether the Company expects to recover the entire amortized cost basis of the security. The Company believes that none of the unrealized losses on investment securities are other-than-temporary as management expects the Company will fully recover the entire amortized cost basis of all securities. As of June 30, 2016, the Company had no other-than-temporary impairment losses.
NOTE 7 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of June 30, 2016 and December 31, 2015 (in thousands):

		Outstanding Notional Amount as of	Interest	Effective	Maturity	Fair Value of Liabilities as of
	Balance Sheet Location	June 30, 2016	Rate (1)	Date	Date	June 30, 2016	December 31, 2015
Interest Rate Swaps	Derivative liabilities, deferred rental income, and other liabilities	$49,240	3.43% to 3.57%	6/30/15 to 12/1/15	9/12/19 to 12/1/20	$(1,410)	$(302)
(1) The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of June 30, 2016.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 4 to these condensed consolidated unaudited financial statements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the effective portion of the derivative instruments that are designated as hedges is recorded in other comprehensive loss, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three and six months ended June 30, 2016, the amounts reclassified were $136,000 and $274,000, respectively. The amount reclassified for both the three and six months ended June 30, 2015 was $1,000.
Any ineffective portion of the change in fair value of the derivative instruments is recorded in interest expense. During the next 12 months, the Company estimates that an additional $520,000 will be reclassified from other comprehensive loss as an increase to interest expense.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at an aggregate termination value, inclusive of interest payments, of $1.5 million, which includes accrued interest, at June 30, 2016. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of June 30, 2016.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2016

NOTE 8 — CREDIT FACILITY AND NOTES PAYABLE
As of June 30, 2016, the Company had $119.0 million of debt outstanding, including net deferred financing costs, with weighted average years to maturity of 5.1 years and a weighted average interest rate of 3.66%. The following table summarizes the debt balances as of June 30, 2016 and December 31, 2015, and the debt activity for the six months ended June 30, 2016 (in thousands):

		During the Six Months Ended June 30, 2016
	Balance as of December 31, 2015	Debt Issuance, Net (1)	Repayments	Accretion	Balance as of June 30, 2016
Credit facility	$50,000	$5,000	$(15,000)	$—	$40,000
Fixed rate debt	69,494	11,275	—	—	80,769
Total debt	119,494	16,275	(15,000)	—	120,769
Deferred costs (2)	(1,764)	(170)	—	150	(1,784)
Total debt, net	$117,730	$16,105	$(15,000)	$150	$118,985
(1) Includes deferred financing costs incurred during the period.
(2) Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility.
As of June 30, 2016, the Company had fixed rate debt outstanding of $80.8 million, including $9.2 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity of the variable rate debt. The fixed rate debt has interest rates ranging from 3.37% to 4.05% per annum and as of June 30, 2016, the fixed rate debt had a weighted average interest rate of 3.77%. The fixed rate debt outstanding matures on various dates from December 2020 to February 2025. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $134.9 million as of June 30, 2016. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
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
The Credit Facility bears interest at rates dependent upon the type of loan specified by the Company and the overall leverage ratio. For a eurodollar rate loan, the interest rate will be equal to the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”) for the interest period, as elected by the Company, multiplied by the statutory reserve rate, as defined in the Amended Credit Agreement (the “Eurodollar Rate”), plus an interest rate spread ranging from 1.90% to 2.45%. For base rate committed loans, the interest rate will be equal to a rate ranging from 0.90% to 1.45%, depending on the Company’s leverage ratio as defined in the Amended Credit Agreement, plus the greatest of: (a) JPMorgan Chase’s Prime Rate; (b) the Federal Funds Effective Rate (as defined in the Amended Credit Agreement) plus 0.50%; and (c) one-month LIBOR multiplied by the statutory reserve rate plus 1.0%. As of June 30, 2016, there were no amounts outstanding under the Revolving Loans, and the amount of the Term Loan outstanding totaled $40.0 million, which was subject to an interest rate swap agreement (the “Swapped Term Loan”). As of June 30, 2016, the all-in rate for the Swapped Term Loan was 3.43%. The Company had $85.0 million in unused capacity, subject to borrowing availability, as of June 30, 2016.
The Amended Credit Agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements and dividend payout and REIT status requirements. The Amended Credit Agreement also includes usual and customary events of default and remedies for facilities of this nature. In particular, the Credit Agreement includes a requirement for the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $63.0 million plus (ii) 75% of the issuance of equity from the date of the Credit Agreement, a leverage ratio less than or equal to 60.0% and a fixed charge coverage ratio greater than 1.50. As of June 30, 2016, the Company believes it was in compliance with the covenants of the Amended Credit Agreement.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2016

NOTE 9 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.
Purchase Commitments
As of June 30, 2016, the Company had entered into a purchase agreement with an unaffiliated third-party seller to acquire a 100% interest in one retail property, subject to meeting certain criteria, for an aggregate purchase price of $10.7 million, exclusive of closing costs. As of June 30, 2016, the Company had a $320,000 property escrow deposit held by an escrow agent in connection with this future property acquisition. This deposit is included in the condensed consolidated unaudited balance sheets in prepaid expenses, property escrow deposits and other assets. As of June 30, 2016, this escrow deposit had not been forfeited.
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
Selling commissions, dealer manager and distribution fees
In connection with the Offering, CCC, the Company’s dealer manager, will receive selling commissions, an asset-based dealer manager fee and/or an asset-based distribution fee, as summarized in the table below for each class of common stock:

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
(2) The dealer manager and distribution fees will be calculated on a daily basis in an amount equal to 1/365th of the percentage of NAV per W Share, A Share or I Share, as applicable, for such day on a continuous basis. CCC, in its sole discretion, may reallow a portion of the dealer manager fee and distribution fee to participating broker-dealers.
Other organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, the distribution fee and the dealer manager fee) are paid for by Cole Advisors or its affiliates and can be reimbursed by the Company up to 0.75% of the aggregate gross offering proceeds, excluding selling commissions charged on A Shares sold in the Primary Offering. As of June 30, 2016, Cole Advisors or its affiliates had paid organization and offering expenses in excess of the 0.75% in connection with the Offering. These excess amounts were not included in the financial

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2016

statements of the Company because such amounts were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess amounts may become payable to Cole Advisors.
Advisory fees and expenses
The Company pays Cole Advisors an asset-based advisory fee that is payable in arrears on a monthly basis and accrues daily in an amount equal to 1/365th of 0.90% of the Company’s NAV for each class of common stock, for each day.
Operating expenses
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
Expense Cap
Cole Advisors had an expense cap in place from October 1, 2013 through December 31, 2015, whereby Cole Advisors funded all general and administrative expenses of the Company that were in excess of an amount calculated by multiplying the average NAV for the respective three month period by an annualized rate of 1.25% (the “Excess G&A”). During the six months ended June 30, 2015, the Company incurred $155,000 of Excess G&A which was reimbursed by Cole Advisors subsequent to June 30, 2015. Beginning January 1, 2016, Cole Advisors no longer funded Excess G&A.
Acquisition fees and expenses
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
Performance Fee
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
The total return to stockholders is defined, for each class of the Company’s common stock, as the change in NAV per share plus distributions per share for such class. The NAV per share for a class calculated on the last trading day of a calendar year shall be the amount against which changes in NAV per share for such class are measured during the subsequent calendar year. Therefore, for each class of the Company’s common stock, payment of the performance-based component of the advisory fee (1) is contingent upon the Company’s actual annual total return exceeding the 6% Return and the Ending NAV per share for the respective share class being greater than the Base NAV of that class, (2) will vary in amount based on the Company’s actual performance, (3) cannot cause the Company’s total return as a percentage of stockholders’ invested capital for the year to be

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2016

reduced below 6% and (4) is payable to Cole Advisors if the Company’s total return exceeds the 6% Return in a particular calendar year, even if the total return to stockholders (or any particular stockholder) on a cumulative basis over any longer or shorter period has been less than 6% per annum. Cole Advisors will not be obligated to return any portion of advisory fees paid based on the Company’s subsequent performance. The Company did not reach the 6% Return during the six months ended June 30, 2016.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by Cole Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Selling commissions	$421		$30		$804		$45
Selling commissions reallowed by CCC	$421		$30		$804		$45
Distribution fees	$50	(1)	$20	(1)	$88	(1)	$40	(1)
Distribution fees reallowed by CCC	$46		$15		$79		$34
Dealer manager fees	$295	(1)	$181	(1)	$552	(1)	$351	(1)
Dealer manager fees reallowed by CCC	$32		$24		$60		$49
Organization and offering expense reimbursement	$276		$80		$513		$115
Acquisition (income) expense reimbursement(2)	$377		$(23)		$657		$40
Advisory fee	$636		$306		$1,186		$590
Operating expense reimbursement	$402		$—		$749		$—
Performance fee	$—		$403		$—		$403
(1) Amounts are calculated for the respective period in accordance with the dealer manager agreement and exclude the estimated liability for the future dealer manager and distribution fees payable to CCC, which are included in due to affiliates in the condensed consolidated unaudited balance sheets, with a corresponding decrease to capital in excess of par value, as described in Note 3 – Summary of Significant Accounting Policies.
(2) Includes amounts recorded during the three months ended June 30, 2015 to adjust expense accruals for actual amounts billed during the six months ended June 30, 2015.
Due to Affiliates
As of June 30, 2016 and December 31, 2015, $10.6 million and $8.2 million, respectively, was due to Cole Advisors or its affiliates primarily related to the estimated liability for current and future dealer manager and distribution fees, advisory fees, the reimbursement of organization and offering expenses, and acquisition expenses which were included in due to affiliates on the condensed consolidated unaudited balance sheets.

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

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2016

NOTE 12 — SUBSEQUENT EVENTS
Investment in Real Estate Assets
Subsequent to June 30, 2016, the Company acquired a 100% interest in one real estate property for an aggregate purchase price of $10.7 million. The acquisition was funded with net proceeds from the Offering. The Company has not completed its initial purchase price allocation with respect to this property and therefore cannot provide similar disclosures to those included in Note 5 in these condensed consolidated unaudited financial statements for this property.
Status of the Offering
As of August 9, 2016, the Company had received $286.6 million in gross offering proceeds through the issuance of approximately 16.3 million shares of its common stock in the Offering (including shares issued pursuant to the DRIP).
Share Redemptions
Subsequent to June 30, 2016 and through August 9, 2016, the Company redeemed approximately 15,000 shares for $281,000.
Credit Facility
As of August 9, 2016, the Company had $40.0 million outstanding under the Credit Facility and $85.0 million in unused capacity, subject to borrowing availability.

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
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our indebtedness and acquisition and operating expenses. Rental and other property income accounted for 90% and 93% of our total revenue for the three months ended June 30, 2016 and 2015, respectively, and 89% and 93% for six months ended June 30, 2016 and 2015, respectively. As 99.2% of our rentable square feet was under lease as of June 30, 2016 with a weighted average remaining lease term of 10.7 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Cole Advisors regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease. As of June 30, 2016, the net debt leverage ratio of our consolidated real estate assets, which is the ratio of debt, less cash and cash equivalents, to total gross real estate assets net of gross intangible lease liabilities, was 29.5%.
Portfolio Information
As of June 30, 2016, we owned 90 properties located in 30 states, comprising 2.3 million rentable square feet of commercial space, which includes the rentable square feet of buildings on land subject to ground leases. Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our real estate assets as of June 30, 2016, and 2015:

	As of June 30,
	2016	2015
Number of properties	90	72
Approximate rentable square feet (1)	2.3 million	1.6 million
Percentage of rentable square feet leased	99.2%	99.6%

(1) Includes square feet of the buildings on land that are subject to ground leases.
The following table summarizes our consolidated real estate investment activity during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016		2015	2016		2015
Properties acquired	11		1	13		1
Approximate purchase price of acquired properties	$23.9	million	$865,000	$41.6	million	$865,000
Approximate rentable square feet	216,000		7,000	328,000		7,000
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

“Non-same store,” as reflected in the table below, includes properties acquired on or after April 1, 2015. As shown in the table below, contract rental revenue on the 70 same store properties for the three months ended June 30, 2016 increased 0.4%, compared to the three months ended June 30, 2015. The same store properties were 99.5% occupied as of June 30, 2016 and 99.6% occupied as of June 30, 2015. The following table shows the contract rental revenue from properties owned for both of the entire three months ended June 30, 2016 and 2015, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Three Months Ended June 30,		Increase (Decrease)
Contract rental revenue		2016	2015	$ Change	% Change
“Same store” properties	70	$3,984	$3,969	$15	0.4%
“Non-same store” properties	20	1,489	3	1,486	49,533%
Disposed properties (1)	5	—	134	(134)	(100)%
Total contract rental revenue		5,473	4,106	1,367	33%

Straight-line rental income		233	182	51	28%
Amortization (2)		7	(50)	57	(114)%
Rental income - as reported		$5,713	$4,238	$1,475	35%
______________________
(1) The Company disposed of five properties during the year ended December 31, 2015.
(2) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.
“Non-same store,” as reflected in the table below, includes properties acquired on or after January 1, 2015. As shown in the table below, contract rental revenue on the 70 same store properties for the six months ended June 30, 2016 increased 0.5%, compared to the six months ended June 30, 2015. The same store properties were 99.5% occupied as of June 30, 2016 and 99.6% occupied as of June 30, 2015. The following table shows the contract rental revenue from properties owned for both of the entire six months ended June 30, 2016 and 2015, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Six Months Ended June 30,		Increase (Decrease)
Contract rental revenue		2016	2015	$ Change	% Change
“Same store” properties	70	$7,982	$7,944	$38	0.5%
“Non-same store” properties	20	2,561	3	2,558	85,267%
Disposed properties (1)	5	—	497	(497)	(100)%
Total contract rental revenue		10,543	8,444	2,099	25%

Straight-line rental income		440	379	61	16%
Amortization (2)		14	(98)	112	(114)%
Rental income - as reported		$10,997	$8,725	$2,272	26%
______________________
(1) The Company disposed of five properties during the year ended December 31, 2015.
(2) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.

Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table provides summary information about our results of operations for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		2016 vs 2015 Increase (Decrease)	Six Months Ended June 30,		2016 vs 2015 Increase (Decrease)
	2016	2015		2016	2015
Total revenues	$6,341	$4,565	$1,776	$12,295	$9,392	$2,903
General and administrative expenses	$1,115	$418	$697	$2,186	$853	$1,333
Property operating expenses	$212	$152	$60	$444	$332	$112
Real estate tax expenses	$477	$206	$271	$970	$415	$555
Advisory fees and expenses	$636	$709	$(73)	$1,186	$993	$193
Acquisition-related expenses	$703	$(2)	$705	$1,043	$67	$976
Depreciation and amortization	$2,226	$1,558	$668	$4,284	$3,196	$1,088
Operating income	$972	$1,524	$(552)	$2,182	$3,536	$(1,354)
Interest expense and other, net	$1,252	$882	$370	$2,479	$1,768	$711
Gain on disposition of real estate, net	$—	4,678	$(4,678)	$—	$4,678	$(4,678)
Net (loss) income	$(280)	$5,320	$(5,600)	$(297)	$6,446	$(6,743)

Revenues
Our revenues consist primarily of rental and other property income from net leased commercial properties. We also pay certain operating expenses subject to reimbursement by our tenants, which results in tenant reimbursement income. Additionally, our portfolio includes liquid assets in the form of marketable securities. These investments can result in revenue in the form of interest income.
The increase in revenue of $1.8 million and $2.9 million during the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015 was primarily due to the acquisition of 19 rental income-producing properties subsequent to June 30, 2015. Rental and other property income accounted for 90% and 93% of our total revenues for the three months ended June 30, 2016 and 2015, respectively, and 89% and 93% of our total revenues for the six months ended June 30, 2016 and 2015, respectively. We also paid certain operating expenses subject to reimbursement by our tenants, which resulted in $600,000 and $1.2 million in tenant reimbursement income during the three and six months ended June 30, 2016, respectively, compared to $310,000 and $647,000 during the same periods in 2015. Interest income on marketable securities of $28,000 and $59,000 for the three and six months ended June 30, 2016, respectively, increased due to an increase in the average outstanding investment in marketable securities of $2.4 million, compared to $17,000 and $20,000 during the same periods in 2015.
General and Administrative Expenses
The primary general and administrative expense items are advisory fees, professional, accounting and legal fees, escrow and trustee fees, unused line of credit fees and state franchise and income taxes.
The increase in general and administrative expenses of $697,000 and $1.3 million during the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015 was primarily due to an increase in advisor reimbursements as Cole Advisors no longer funded Excess G&A in 2016.
Property Operating Expenses
Property operating expenses such as property repairs, maintenance and property related insurance include both reimbursable and non-reimbursable property expenses. We are reimbursed by tenants for reimbursable property operating expenses in accordance with the respective lease agreements.
The increase in property operating expenses of $60,000 during the three months ended June 30, 2016 as compared to the same period in 2015 was due to owning 79 properties during the three months ended June 30, 2016, and acquiring 11 additional properties during the period, compared to owning 75 properties during the three months ended June 30, 2015, and acquiring one and disposing of four properties during such period.

The increase in property operating expenses of $112,000 during the six months ended June 30, 2016 as compared to the same period in 2015 was due to owning 77 properties during the six months ended June 30, 2016, and acquiring 13 additional properties during such period, compared to owning 75 properties during the six months ended June 30, 2015, and acquiring one and disposing of four properties during such period.
Real Estate Tax Expenses
The increase in real estate tax expenses of $271,000 and $555,000 during the three and six months ended June 30, 2016 as compared to the same periods in 2015 was primarily due to real estate taxes incurred on 19 additional properties acquired subsequent to June 30, 2015 and an increase in assessments at several of the 70 properties owned in comparable periods.
Advisory Fees and Expenses
The advisory fees and expenses that we pay to our advisor are based upon our NAV.
The decrease in advisory fees and expenses of $73,000 during the three months ended June 30, 2016 was due to the advisor not reaching the 6% performance fee benchmark during such period, which was reached during the three months ended June 30, 2015.
The increase in advisory fees and expenses of $193,000 during the six months ended June 30, 2016 as compared to the same period in 2015 was primarily due to an increase in our NAV for each share class resulting from the issuance of common stock subsequent to June 30, 2015 and the overall increase in property values since June 30, 2015. The NAV per share for W Shares, A Shares and I Shares increased $0.13, $0.05 and $0.17, respectively, between June 30, 2015 and June 30, 2016.
Acquisition-Related Expenses
The increase in acquisition-related expenses of $705,000 during the three months ended June 30, 2016 as compared to the same period in 2015 was due to the acquisition of 11 commercial properties for an aggregate purchase price of $23.9 million during the three months ended June 30, 2016, compared to the purchase of one commercial property for an aggregate purchase price of $865,000 during the three months ended June 30, 2015.
The increase in acquisition-related expenses of $976,000 during the six months ended June 30, 2016 as compared to the same period in 2015 was due to the acquisition of 13 commercial properties for an aggregate purchase price of $41.6 million during the six months ended June 30, 2016, compared to the purchase of one commercial property for an aggregate purchase price of $865,000 during the six months ended June 30, 2015.
Depreciation and Amortization
The increase in depreciation and amortization of $668,000 during the three months ended June 30, 2016 as compared to the same period in 2015 was due to owning 79 properties during the three months ended June 30, 2016, and acquiring 11 additional properties during such period, compared to owning 75 properties during the three months ended June 30, 2015, and acquiring one and disposing of four properties during such period.
The increase in depreciation and amortization of $1.1 million during the six months ended June 30, 2016 as compared to the same period in 2015 was due to owning 77 properties during the six months ended June 30, 2016, and acquiring 13 additional properties during such period, compared to owning 75 properties during the six months ended June 30, 2015, and acquiring one and disposing of four properties during such period.
Interest Expense and Other, Net
The increase in interest expense and other, net of $370,000 during the three months ended June 30, 2016 as compared to the same period in 2015 was primarily due to the addition of three notes payable subsequent to June 30, 2015 of $43.6 million in addition to an increase in the weighted average interest rate from 3.35% to 3.66%.
The increase in interest expense and other, net of $711,000 during the six months ended June 30, 2016 as compared to the same period in 2015 was primarily due to the addition of three notes payable subsequent to June 30, 2015 of $43.6 million in addition to an increase in the weighted average interest rate from 3.35% to 3.66%.
Gain on Disposition of Real Estate, Net
The decrease in gain on disposition of real estate, net of $4.7 million was related to the disposition of four properties during the three and six months ended June 30, 2015. No dispositions occurred during the three and six months ended June 30, 2016.

Distributions
Our board of directors authorized a daily distribution, based on 366 days in the calendar year, of $0.002678083 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2016 and ending on December 31, 2016. The daily distribution amount for each class of outstanding common stock is adjusted based on the relative NAV of the various classes each day so that, from day to day, distributions constitute a uniform percentage of the NAV per share of all classes. As a result, from day to day, the per share daily distribution for each outstanding class of common stock may be higher or lower than the daily distribution amount authorized by our board of directors based on the relative NAV of each class of common stock on that day.
During the six months ended June 30, 2016 and 2015, we paid distributions of $5.3 million and $3.5 million, respectively, including $2.5 million and $1.5 million, respectively, through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the six months ended June 30, 2016 and 2015 was $3.6 million and $3.5 million, respectively, and reflected a reduction for real estate acquisition-related expenses incurred of $1.0 million and $67,000, respectively. We treat our real estate acquisition-related expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the six months ended June 30, 2016 and 2015 includes the amount by which real estate acquisition-related expenses reduced net cash flows from operating activities in those periods of $1.0 million and $67,000, respectively. The distributions paid during the six months ended June 30, 2016 and 2015 were fully covered by cash flows from operating activities, including cash flows from operating activities from prior periods.
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
Our share redemption plan includes certain redemption limits, including a quarterly limit and, in some cases, an individual stockholder limit. During the six months ended June 30, 2016, we received redemption requests for, and redeemed, a total of approximately 516,000 shares of our common stock for $9.4 million, comprised of approximately 450,000 W Shares and 66,000 A Shares of our common stock for $8.2 million and $1.2 million, respectively. From June 30, 2016 through August 9, 2016, the Company redeemed approximately 15,000 shares for $281,000.
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
Liquidity and Capital Resources
General
Our principal demands for funds will be for real estate and real estate related investments and for the payment of acquisition-related expenses, operating expenses, distributions and redemptions to stockholders and principal and interest on any current and any future indebtedness. Generally, cash needs for items other than acquisitions and acquisition-related expenses will be generated from the operations of our current and future investments. We expect to continue to raise capital through the Offering and to utilize such funds along with future proceeds from secured or unsecured financing to complete future property acquisitions. Our operating cash flows primarily are driven by the rental income received from current and future leased properties. As of June 30, 2016, we had raised $269.1 million of gross proceeds from the Offering before offering costs, selling commissions, dealer manager fees and distribution fees of $6.0 million. Refer to Item 1A - Risk Factors in our annual report on Form 10-K for risks related to our ability to raise capital in the near term.

Our Credit Facility with JPMorgan Chase Bank, N.A. as administrative agent, provides for borrowings up to $125.0 million, which is comprised of $85.0 million in revolving loans and a $40.0 million term loan, collectively, the credit facility. As of June 30, 2016, we had $85.0 million in unused capacity, subject to borrowing availability. As of June 30, 2016, we had cash and cash equivalents of $29.9 million.
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
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds are for property and other asset acquisitions and the payment of tenant improvements, operating expenses, including debt service payments on any outstanding indebtedness, and distributions and redemptions to our stockholders. We expect to meet our long-term liquidity requirements through proceeds from the Offering, secured or unsecured financings from banks and other lenders, any available capacity on the Line of Credit by the addition of properties to the borrowing base, proceeds from the sale of marketable securities and net cash flows provided by operations.
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

Contractual Obligations
As of June 30, 2016, we had $120.8 million of debt outstanding, with a weighted average interest rate of 3.66%. See Note 8 - Credit Facility and Notes Payable to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a description of certain terms of our debt.

Our contractual obligations as of June 30, 2016 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - credit facility (2)	$40,000	$—	$—	$40,000	$—
Interest payments - credit facility (3)	4,732	1,372	2,744	616	—
Principal payments - fixed debt rate	80,769	—	—	9,240	71,529
Interest payments - fixed debt rate	18,824	3,073	6,145	5,956	3,650
Total	$144,325	$4,445	$8,889	$55,812	$75,179

(1)	The table does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
Does not include the impact of any extension. We may elect to extend the maturity of the Revolving Loans to September 12, 2019, subject to satisfying certain conditions described in the Amended Credit Agreement.

(3)
As of June 30, 2016, we had $9.2 million of variable rate mortgage notes and $40.0 million of variable rate debt on the Credit Facility effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our swap agreements to calculate the debt payment obligations in future periods.

Our charter prohibits us from incurring debt that would cause our borrowings to exceed 75% of our gross assets, valued at the aggregate cost (before depreciation and other non-cash reserves), unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report. In addition to this limitation in our charter, our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before depreciation or other non-cash reserves) or fair market value of our gross assets; provided however, that a majority of our board of directors (including a majority of the independent directors) has determined that, as a general policy, borrowing in excess of 60% of the greater of cost (before deducting depreciation and other non-cash reserves) or fair market value of our gross assets is justified and in the best interest of us and our stockholders during our capital raising stage. The independent directors believe such borrowing levels are justified as higher debt levels during the offering stage may enable us to acquire properties earlier than we might otherwise be able to acquire them if we were to adhere to the 60% debt limitation, which could yield returns that are accretive to the portfolio. In addition, as we are in the offering stage, more equity could be raised in the future to reduce the debt levels. As of June 30, 2016, our ratio of debt to total gross real estate assets net of gross intangible lease liabilities was 39.2% (29.5% including adjustment to debt for cash and cash equivalents).
As of June 30, 2016, we had entered into a purchase agreement with an unaffiliated third-party seller to acquire a 100% interest in one retail property, subject to meeting certain criteria, for an aggregate purchase price of $10.7 million, exclusive of closing costs. As of June 30, 2016, we had $320,000 of property escrow deposits held by escrow agents in connection with this future property acquisition. These deposits are included in the condensed consolidated unaudited balance sheets in prepaid expenses, property escrow deposits and other assets in this Quarterly Report on Form 10-Q. As of June 30, 2016, none of these escrow deposits have been forfeited.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities was $3.6 million for the six months ended June 30, 2016, compared to $3.5 million for the six months ended June 30, 2015. The increase was primarily due to an increase in our working capital balances of $1.2 million, offset by a decrease in net income before non-cash adjustments for depreciation, amortization of intangibles, amortization of deferred financing costs, and amortization of discounts on marketable securities of $1.1 million. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities increased $53.9 million to $42.3 million for the six months ended June 30, 2016, compared to net cash provided by investing activities of $11.6 million for the six months ended June 30, 2015. The increase was primarily due to the acquisition of 13 commercial properties during the six months ended June 30, 2016 compared to having acquired one property during the six months ended June 30, 2015.
Financing Activities. Net cash provided by financing activities increased $59.8 million to $53.7 million for the six months ended June 30, 2016, compared to net cash used in financing activities of $6.1 million for the six months ended June 30, 2015. The increase was primarily due to an increase in net proceeds from the issuance of common stock of $51.5 million and an increase in net proceeds from borrowing facilities and notes payable of $12.3 million, offset by an increase in redemptions of common stock of $3.9 million.

Election as a REIT
From the date of our formation until the day following the date on which we issued shares to stockholders other than Cole Holdings Corporation (“CHC”), a former affiliate of our sponsor, we were a qualified subchapter S subsidiary of CHC, and therefore were disregarded as an entity separate from CHC for U.S. federal income tax purposes. We have elected to be taxed and currently qualify, as a REIT under the Internal Revenue Code of 1986, as amended. To maintain our qualification as a REIT, we must continue to meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding certain non-cash items and net capital gains).
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
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 — Summary of Significant Accounting Policies to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015. We consider our critical accounting policies to be the following:

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
Related-Party Transactions and Agreements
We have entered into agreements with Cole Advisors and its affiliates whereby we will pay certain fees to, or reimburse certain expenses of, Cole Advisors or its affiliates, primarily advisory and performance fees and expenses, organization and offering costs, selling commissions, dealer manager fees and expenses, distribution fees, and the reimbursement of certain acquisition and operating costs. See Note 10 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a further explanation of the various related-party transactions, agreements and fees.

Conflicts of Interest
Affiliates of Cole Advisors act as an advisor to, and our interim chief financial officer and our chief executive officer act as executive officers and/or directors of Cole Credit Property Trust IV, Inc., Cole Credit Property Trust V, Inc., Cole Office & Industrial REIT (CCIT II), Inc. and/or other real estate offerings in registration, all of which are REITs offered, distributed and/or managed by affiliates of Cole Advisors. As such, there are conflicts of interest where Cole Advisors or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for VEREIT or another real estate program sponsored by Cole Capital, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of Cole Advisors and VEREIT and these other real estate programs sponsored by Cole Capital could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2015.
Off-Balance Sheet Arrangements
As of June 30, 2016 and December 31, 2015, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
As of June 30, 2016, we had no variable rate debt outstanding.
As of June 30, 2016, we had two interest rate swap agreements outstanding, which mature on September 12, 2019 and December 1, 2020, with an aggregate notional amount of $49.2 million and an aggregate net fair value liability of $1.4 million, respectively. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of June 30, 2016, an increase of 50 basis points in interest rates would result in a change of $820,000 to the fair value of the net derivative liability, resulting in a net derivative liability of $590,000. A decrease of 50 basis points in interest rates would result in an $829,000 change to the fair value of the net derivative liability, resulting in a net derivative liability of $2.2 million.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2016 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2016, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On December 6, 2011, the Initial Registration Statement for our public offering of up to $4.0 billion in shares of common stock was declared effective under the Securities Act. The Initial Registration Statement covered up to $3.5 billion in shares in a primary offering and up to $500.0 million in shares pursuant to the DRIP. On December 7, 2011, we satisfied the conditions of our escrow agreement and accepted the initial subscription for 666,667 W Shares of our common stock in the offering under the Initial Registration Statement, at a price of $15.00 per share, resulting in gross proceeds of $10.0 million. Additionally, as of June 30, 2016, we were authorized to issue 10.0 million shares of preferred stock, but none were issued or outstanding.
As of June 30, 2016, we had issued approximately 15.4 million shares in the Offering for gross proceeds of $269.1 million, out of which we have incurred $4.0 million in dealer manager fees, selling commissions and distribution fees and $2.0 million in organization and offering costs. With the net offering proceeds of $263.1 million and the borrowings from the credit facility, we acquired $323.4 million in real estate assets and incurred $4.6 million of acquisition-related expenses.
As of August 9, 2016, we have sold the following common shares and raised the following proceeds in connection with the Offering (dollar amounts in thousands):

	W Shares	A Shares	I Shares	Total
Primary Offering
Shares	12,192,238	2,918,243	685,737	15,796,218
Proceeds	$210,692	$53,922	$12,188	$276,802
Distribution Reinvestment Plan
Shares	437,320	74,904	40,549	552,773
Proceeds	$7,761	$1,345	$728	$9,834
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

During the three months ended June 30, 2016, we redeemed shares as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 – April 30, 2016
W Shares	143,810	$18.28	143,810	(1)
A Shares	27,382	$18.02	27,382	(1)
May 1, 2016 – May 30, 2016
W Shares	58,919	$18.19	58,919	(1)
A Shares	22,727	$18.21	22,727	(1)
June 1, 2016 – June 30, 2016
W Shares	51,510	$18.29	51,510	(1)
A Shares	2,453	$18.01	2,453	(1)
Total	306,801		306,801

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
No events occurred during the three months ended June 30, 2016 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
The following disclosure would have otherwise been filed in a Current Report on Form 8-K under the heading “Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers:”
On August 11, 2016, our board of directors appointed Nathan D. DeBacker, age 36, as our chief financial officer and treasurer, effective August 15, 2016.  In addition, effective August 15, 2016, Mr. DeBacker was appointed as chief financial officer and treasurer of Cole Credit Property Trust IV, Inc., Cole Credit Property Trust V, Inc. and Cole Office & Industrial REIT (CCIT II), Inc. (together with the Company, the “Cole REITs”).
Effective August 8, 2016, Mr. DeBacker has served as senior vice president and chief financial officer, Cole REITs, of VEREIT. From May 2014 until joining VEREIT, Mr. DeBacker was the principal at CFO Financial Services, LLC, a certified public accounting firm that provided accounting, payroll, tax, forecasting and planning, business valuation and investment advisory services to business organizations.  From December 2005 until May 2014, Mr. DeBacker worked at Cole Capital and, following the merger with VEREIT, most recently as vice president of real estate planning and analysis. From 2002 until 2005, Mr. DeBacker worked as an auditor for the independent public accounting firm of Ernst & Young LLP.  Mr. DeBacker earned his bachelor’s degree in accounting from the University of Arizona and is a Certified Public Accountant.
Mr. DeBacker will replace Michael J. Bartolotta, who has served as our interim chief financial officer and treasurer since May 30, 2016. Mr. DeBacker did not enter into an employment agreement with us in connection with his appointment as the Company’s chief financial officer and treasurer, and the appointment of Mr. DeBacker as the Company’s chief financial officer and treasurer was not made pursuant to any arrangement or understanding between Mr. DeBacker and any other person. Mr. DeBacker has not had any direct or indirect material interests in any transaction with the Company or to which the Company is a party or in any currently proposed transaction with the Company or to which the Company is a party. Mr. DeBacker does have an employment agreement with VEREIT, dated as of August 8, 2016, relating to his position as senior vice president and chief financial officer, Cole REITs, of that company.

Correction of Prior Period Amounts
The following tables showing the correction of prior period amounts should be read in conjunction with Note 2 — Correction of Prior Period Amounts to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q. This correction affected the consolidated balance sheets, consolidated statements of stockholders’ equity, and supplemental disclosures of non-cash investing and financing activities for historical periods beginning in 2011 through March 31, 2016. There was no impact to the statements of operations or comprehensive (loss) income or net cash provided by (used in) operating, investing or financing activities as presented in the consolidated statements of cash flows.
This correction was not material to any of the Company’s previously issued financial statements. The consolidated balance sheets as of March 31, 2016 and December 31, 2014, 2013, 2012 and 2011 and the consolidated statement of stockholders’ equity and the consolidated statements of cash flows – supplemental disclosures of non-cash investing and financing activities for the three months ended March 31, 2016 and the years ended December 31, 2014, 2013, 2012 and 2011 have been adjusted to reflect the correction.
The following tables show the affected line items within the consolidated financial statements (in thousands):
Consolidated Balance Sheets

	December 31, 2011
	As Previously Reported	Adjustment		As Restated
Due to affiliates (1)	$1,085	$—	(1)	$1,085
Total liabilities (1)	$23,761	$—	(1)	$23,761
Capital in excess of par value (1)	$10,115	$—	(1)	$10,115
Total stockholders’ equity (1)	$9,668	$—	(1)	$9,668
______________________
(1) The adjustment to the upfront accrual for trailing fees in 2011 was $152.

	December 31, 2012
	As Previously Reported	Adjustment	As Restated
Due to affiliates	$335	$560	$895
Total liabilities	$22,558	$560	$23,118
Capital in excess of par value	$10,010	$(560)	$9,450
Total stockholders’ equity	$8,880	$(560)	$8,320

	December 31, 2013
	As Previously Reported	Adjustment	As Restated
Due to affiliates	$829	$2,636	$3,465
Total liabilities	$47,239	$2,636	$49,875
Capital in excess of par value	$59,573	$(2,636)	$56,937
Total stockholders’ equity	$55,662	$(2,636)	$53,026

	December 31, 2014
	As Previously Reported	Adjustment	As Restated
Due to affiliates	$1,816	$4,781	$6,597
Total liabilities	$126,571	$4,781	$131,352
Capital in excess of par value	$104,284	$(4,781)	$99,503
Total stockholders’ equity	$94,820	$(4,781)	$90,039

	March 31, 2016
	As Previously Reported	Adjustment	As Restated
Due to affiliates	$1,841	$7,508	$9,349
Total liabilities	$118,396	$7,508	$125,904
Capital in excess of par value	$170,809	$(7,508)	$163,301
Total stockholders’ equity	$157,263	$(7,508)	$149,755

Consolidated Statements of Stockholders’ Equity

	Capital in Excess of Par Value	Total Stockholders’ Equity	Capital in Excess of Par Value		Total Stockholders’ Equity		Capital in Excess of Par Value	Total Stockholders’ Equity
Balance,	As Previously Reported		Adjustment				As Restated
December 31, 2011	$10,115	$9,668	$—	(1)	$—	(1)	$10,115	$9,668
December 31, 2012	$10,010	$8,880	$(560)		$(560)		$9,450	$8,320
December 31, 2013	$59,573	$55,662	$(2,636)		$(2,636)		$56,937	$53,026
December 31, 2014	$104,284	$94,820	$(4,781)		$(4,781)		$99,503	$90,039
March 31, 2016	$170,809	$157,263	$(7,508)		$(7,508)		$163,301	$149,755
______________________
(1) The adjustment to the upfront accrual for trailing fees in 2011 was $152.
Consolidated Statements of Cash Flows – Supplemental Disclosures of Non-cash Investing and Financing Activities

	As Previously Reported	Adjustment		As Restated
Accrued dealer manager fee, distribution fee, and other offering costs
Year Ended December 31, 2011	$75	$—	(1)	$75
Year Ended December 31, 2012	$136	$560		$696
Year Ended December 31, 2013	$210	$2,636		$2,846
Year Ended December 31, 2014	$273	$4,781		$5,054
Three Months Ended March 31, 2016	$531	$7,508		$8,039
______________________
(1) The adjustment to the upfront accrual for trailing fees in 2011 was $152.

Item 6.	Exhibits
The exhibits listed on the Exhibit Index (following the signature section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cole Real Estate Income Strategy (Daily NAV), Inc. (Registrant)

By:	/s/ Michael J. Bartolotta
Name:	Michael J. Bartolotta
Title:	Interim Chief Financial Officer and Treasurer (Principal Financial Officer)
Date: August 11, 2016

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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