Form 10-Q
period 2016-09-30
COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
filed 2016-11-10
CIK 1498542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 7, 2016, there were approximately 11.8 million shares of Wrap Class common stock, approximately 3.9 million shares of Advisor Class common stock and approximately 786,400 shares of Institutional Class common stock, par value $0.01 each, of Cole Real Estate Income Strategy (Daily NAV), Inc. outstanding.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
ASSETS
Investment in real estate assets:
Land	$62,647	$49,785
Buildings and improvements	253,078	187,616
Intangible lease assets	40,771	32,880
Total real estate investments, at cost	356,496	270,281
Less: accumulated depreciation and amortization	(19,640)	(12,698)
Total real estate investments, net	336,856	257,583
Investment in marketable securities	5,667	5,237
Total real estate investments and marketable securities, net	342,523	262,820
Cash and cash equivalents	25,045	14,840
Restricted cash	806	118
Rents and tenant receivables, net	3,603	2,655
Property escrow deposits, prepaid expenses and other assets	1,606	250
Deferred costs, net	668	819
Total assets	$374,251	$281,502
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable, net	$119,067	$117,730
Accrued expenses and accounts payable	2,413	2,122
Escrowed investor proceeds	281	50
Due to affiliates	13,301	8,235
Intangible lease liabilities, net	3,664	3,513
Distributions payable	1,205	788
Deferred rental income, derivative liabilities, and other liabilities	2,169	1,120
Total liabilities	142,100	133,558
Commitments and contingencies
Redeemable common stock	28,062	17,967
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
A Shares common stock, $0.01 par value; 163,000,000 shares authorized, 3,469,142 and 1,371,763 shares issued and outstanding, respectively	35	14
I Shares common stock, $0.01 par value; 163,000,000 shares authorized, 728,176 and 657,624 shares issued and outstanding, respectively	7	7
W Shares common stock, $0.01 par value; 164,000,000 shares authorized, 11,196,638 and 7,825,063 shares issued and outstanding, respectively	112	78
Capital in excess of par value	224,537	140,202
Accumulated distributions in excess of earnings	(19,676)	(9,949)
Accumulated other comprehensive loss	(926)	(375)
Total stockholders’ equity	204,089	129,977
Total liabilities and stockholders’ equity	$374,251	$281,502

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental income	$6,163	$4,170	$17,160	$12,895
Tenant reimbursement income	697	547	1,936	1,194
Interest income on marketable securities	29	28	88	48
Total revenues	6,889	4,745	19,184	14,137
Operating expenses:
General and administrative	1,326	452	3,512	1,305
Property operating	239	162	683	494
Real estate tax	548	426	1,518	841
Advisory fees and expenses	725	693	1,911	1,686
Acquisition-related	705	150	1,748	217
Depreciation and amortization	2,390	1,546	6,674	4,742
Total operating expenses	5,933	3,429	16,046	9,285
Operating income	956	1,316	3,138	4,852
Other income (expense):
Interest expense and other, net	(1,326)	(1,152)	(3,805)	(2,920)
(Loss) income before real estate dispositions	(370)	164	(667)	1,932
Gain on disposition of real estate, net	—	964	—	5,642
Net (loss) income	$(370)	$1,128	$(667)	$7,574
Weighted average number of common shares outstanding:
Basic and diluted	14,200,887	8,031,003	12,342,600	7,567,349
Net (loss) income per common share:
Basic and diluted	$(0.03)	$0.14	$(0.05)	$1.00
Distributions declared per common share	$0.25	$0.25	$0.73	$0.73
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net (loss) income	$(370)	$1,128	$(667)	$7,574
Other comprehensive income (loss):
Unrealized holding gain (loss) on marketable securities	10	20	184	(41)
Less: reclassification adjustment for loss (gain) included in income as other expense	3	5	(2)	12
Unrealized gain (loss) on interest rate swaps	244	(700)	(1,138)	(874)
Amount of loss reclassified from other comprehensive income into income as interest expense	131	137	405	137
Total other comprehensive income (loss)	388	(538)	(551)	(766)
Comprehensive income (loss)	$18	$590	$(1,218)	$6,808
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	A Shares Common Stock		I Shares Common Stock		W Shares Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2016	1,371,763	$14	657,624	$7	7,825,063	$78	$140,202	$(9,949)	$(375)	$129,977
Issuance of common stock	2,175,734	22	70,552	—	3,918,026	40	113,781	—	—	113,843
Distributions to investors	—	—	—	—	—		—	(9,060)	—	(9,060)
Commissions, dealer manager and distribution fees	—	—	—	—	—		(7,126)	—	—	(7,126)
Other offering costs	—	—	—	—	—		(843)	—	—	(843)
Redemptions of common stock	(78,355)	(1)	—	—	(546,451)	(6)	(11,382)	—	—	(11,389)
Changes in redeemable common stock	—	—	—	—	—		(10,095)	—	—	(10,095)
Comprehensive loss	—	—	—	—	—		—	(667)	(551)	(1,218)
Balance, September 30, 2016	3,469,142	$35	728,176	$7	11,196,638	$112	$224,537	$(19,676)	$(926)	$204,089
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(667)	$7,574
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, net	6,671	4,882
Straight-line rental income	(707)	(543)
Amortization of deferred financing costs	436	324
Amortization on marketable securities	12	8
Gain on disposition of real estate assets, net	—	(5,642)
(Gain) loss on sale of marketable securities	(2)	12
Bad debt expense	15	2
Changes in assets and liabilities:
Rents and tenant receivables	(256)	(422)
Prepaid expenses and other assets	(121)	66
Accounts payable and accrued expenses	182	125
Deferred rental income and other liabilities	316	139
Due to affiliates	196	(597)
Net cash provided by operating activities	6,075	5,928
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(85,684)	(7,601)
Investment in marketable securities	(861)	(5,899)
Proceeds from sale and maturities of marketable securities	603	1,717
Proceeds from disposition of real estate assets	—	21,398
Payment of property escrow deposits	(3,046)	(585)
Refund of property escrow deposits	1,811	—
Change in restricted cash	(688)	(487)
Net cash (used in) provided by investing activities	(87,865)	8,543
Cash flows from financing activities:
Proceeds from issuance of common stock	109,738	28,445
Offering costs on issuance of common stock	(3,099)	(843)
Redemptions of common stock	(11,389)	(9,368)
Distributions to investors	(4,538)	(3,099)
Proceeds from credit facility and notes payable	16,275	62,950
Repayments of credit facility	(15,000)	(83,000)
Proceeds from line of credit with affiliate	—	10,000
Repayments of line of credit with affiliate	—	(10,000)
Deferred financing costs paid	(223)	(1,227)
Change in escrowed investor proceeds liability	231	432
Net cash provided by (used in) financing activities	91,995	(5,710)
Net increase in cash and cash equivalents	10,205	8,761
Cash and cash equivalents, beginning of period	14,840	4,489
Cash and cash equivalents, end of period	$25,045	$13,250

Supplemental disclosures of non-cash investing and financing activities:
Accrued dealer manager fee, distribution fee, and other offering costs	$11,576	$5,395
Distributions to investors declared and unpaid	$1,205	$664
Common stock issued through distribution reinvestment plan	$4,105	$2,365
Change in fair value of marketable securities	$182	$(29)
Change in fair value of interest rate swaps	$(733)	$(737)
Accrued capital expenditures	$109	$—
Supplemental cash flow disclosures:
Interest paid	$3,180	$2,460
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
September 30, 2016
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
On December 6, 2011, pursuant to a registration statement filed on Form S-11 (Registration No. 333-169535) (the “Initial Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”), the Company commenced its initial public offering on a “best efforts” basis of $4.0 billion in shares of common stock. On August 26, 2013, pursuant to a registration statement filed on Form S-11 (Registration No. 333-186656) (the “Multi-Class Registration Statement”) under the Securities Act, the Company designated the existing shares of the Company’s common stock that were sold prior to such date to be Wrap Class shares (“W Shares”) of common stock and registered two new classes of the Company’s common stock, Advisor Class shares (“A Shares”) and Institutional Class shares (“I Shares”). Pursuant to the Multi-Class Registration Statement, the Company is offering up to $4.0 billion in shares of common stock of the three classes (the “Offering”), consisting of $3.5 billion in shares in the Company’s primary offering (the “Primary Offering”) and $500.0 million in shares pursuant to a distribution reinvestment plan (the “DRIP”). The Company is offering to sell any combination of W Shares, A Shares and I Shares with a dollar value up to the maximum offering amount. As of September 30, 2016, the Company had issued approximately 17.8 million shares of common stock in the Offering for gross offering proceeds of $313.8 million before offering costs and selling commissions, and the current portion of dealer manager fees and distribution fees of $7.5 million.
The per share purchase price for each class of common stock varies from day-to-day and, on each business day, is equal to, for each class of common stock, the Company’s net asset value (“NAV”) for such class, divided by the number of shares of that class outstanding as of the close of business on the previous day, plus, for A Shares sold in the Primary Offering, applicable selling commissions. The Company’s NAV per share is calculated daily as of the close of business by an independent fund accountant using a process that reflects (1) estimated values of each of the Company’s commercial real estate assets, related liabilities and notes receivable secured by real estate provided periodically by the Company’s independent valuation expert in individual appraisal reports, (2) daily updates in the price of liquid assets for which third party market quotes are available, (3) accruals of daily distributions and (4) estimates of daily accruals, on a net basis, of operating revenues, expenses, debt service costs and fees. As of September 30, 2016, the NAV per share for W Shares, A Shares and I Shares was $18.25, $18.13 and $18.37, respectively. The Company’s NAV is not audited or reviewed by its independent registered public accounting firm.
The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio primarily consisting of (1) necessity retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases and are strategically located throughout the United States and U.S. protectorates, (2) notes receivable secured by commercial real estate, including the origination of loans, and (3) cash, cash equivalents, other short-term investments and traded real estate-related securities. As of September 30, 2016, the Company owned 96 commercial properties located in 31 states, containing 2.6 million rentable square feet of commercial space, including the square feet of buildings which are on land subject to ground leases. As of September 30, 2016, the rentable square feet at these properties was 99.2% leased, including month-to-month agreements, if any.
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
September 30, 2016

NOTE 2 — CORRECTION OF PRIOR PERIOD AMOUNTS
During the second quarter of 2016, the Company was advised of a recent interpretative clarification regarding our industry’s accounting of the recognition of ongoing periodic fees (“OPFs”), which include dealer manager fees and distribution fees that are paid monthly related to the issuance of certain classes of common stock. The Company previously recorded OPFs as a reduction to equity on a monthly basis when payment was due to the dealer manager. The Company assessed this policy in light of the recent interpretive clarification, and determined that a liability should have been recorded for the estimated amount of total OPFs to be paid in future periods upon issuance of shares structured with OPFs. This determination affected the consolidated balance sheets, consolidated statements of stockholders’ equity and supplemental disclosures of non-cash investing and financing activities for historical periods beginning in 2011 through March 31, 2016. There was no impact to the statements of operations or comprehensive income (loss) or net cash provided by (used in) operating, investing or financing activities as presented in the consolidated statements of cash flows. The Company assessed the materiality of the correction on prior periods’ financial statements in accordance with Accounting Standards Codification 250 (“ASC 250”), Presentation of Financial Statements, and concluded that these misstatements were not material to any of the Company’s previously issued consolidated financial statements.
In accordance with ASC 250, the consolidated balance sheet as of December 31, 2015, the consolidated statement of stockholders’ equity January 1, 2016 beginning balance and the consolidated statements of cash flows – supplemental disclosures of non-cash investing and financing activities for the nine months ended September 30, 2015 have been adjusted to reflect the correction.
The following tables show the affected line items within the consolidated financial statements (dollars in thousands):
Consolidated Balance Sheet

	December 31, 2015
	As Previously Reported	Adjustment	As Restated
Due to affiliates	$2,006	$6,229	$8,235
Total liabilities	$127,329	$6,229	$133,558
Capital in excess of par value	$146,431	$(6,229)	$140,202
Total stockholders’ equity	$136,206	$(6,229)	$129,977
Consolidated Statement of Stockholders’ Equity

	Capital in Excess of Par Value	Total Stockholders’ Equity	Capital in Excess of Par Value	Total Stockholders’ Equity	Capital in Excess of Par Value	Total Stockholders’ Equity
	As Previously Reported		Adjustment		As Restated
Balance, January 1, 2016	$146,431	$136,206	$(6,229)	$(6,229)	$140,202	$129,977
Consolidated Statements of Cash Flows – Supplemental Disclosures of Non-Cash Investing and Financing Activities

	Nine Months Ended September 30, 2015
	As Previously Reported	Adjustment	As Restated
Accrued dealer manager fee, distribution fee, and other offering costs	$334	$5,061	$5,395
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
September 30, 2016

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
Reclassifications
Certain amounts in the Company’s prior period condensed consolidated unaudited financial statements have been reclassified to conform to the current period presentation. The Company has chosen to combine depreciation of $1.0 million and $3.2 million and amortization of $498,000 and $1.5 million for the three and nine months ended September 30, 2015, respectively, into the line item depreciation and amortization in the condensed consolidated unaudited statements of operations. In addition, the Company has chosen to combine depreciation of $3.2 million and amortization of intangible lease assets and below-market lease intangibles, net of $1.5 million for the nine months ended September 30, 2015, respectively, into the line item depreciation and amortization, net in the condensed consolidated unaudited statements of cash flows.
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2016

their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the nine months ended September 30, 2016 or 2015.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of September 30, 2016 or December 31, 2015.
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
Investment in Marketable Securities
Investment in marketable securities consists primarily of the Company’s investment in corporate and government debt securities. The Company determines the appropriate classification for debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of September 30, 2016, the Company classified its investments as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in other comprehensive income (loss).
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
Restricted Cash
The Company had $806,000 and $118,000 in restricted cash as of September 30, 2016 and December 31, 2015, respectively. Included in restricted cash were escrowed investor proceeds of $281,000 and $50,000 for which shares of common stock had not been issued as of September 30, 2016 and December 31, 2015, respectively. Restricted cash as of September 30, 2016 included $500,000 held by a lender in an escrow account for a certain property in accordance with the associated loan agreement, and no amounts were held for such loan as of December 31, 2015. Additionally, as of September 30, 2016 and

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2016

December 31, 2015, the Company had $25,000 and $68,000, respectively, in lender cash management accounts. As part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which funds in excess of the required minimum balance are disbursed on a weekly basis to the Company.
Dealer Manager and Distribution Fees
The Company pays CCC dealer manager and distribution fees, which are calculated on a daily basis in the amount of 1/365th of the amount indicated in the table below for each class of common stock:

	Dealer Manager Fee	Distribution Fee
W Shares	0.55%	—
A Shares	0.55%	0.50%
I Shares	0.25%	—
The dealer manager and distribution fees are paid monthly in arrears. An estimated liability for future dealer manager and distribution fees payable to CCC is recognized at the time each share is sold and included in due to affiliates in the condensed consolidated unaudited balance sheets with a corresponding decrease to capital in excess of par value. The Company recognized a liability for future dealer manager and distribution fees payable to CCC of $10.8 million and $6.2 million, as of September 30, 2016 and December 31, 2015, respectively.
Revenue Recognition
Certain properties have leases where minimum rental payments increase during the term of the lease. The Company records rental income for the full term of each lease on a straight-line basis when earned and collectability is reasonably assured. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of this calculation. The Company defers the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period when such costs are incurred.
The Company continually reviews receivables related to rent, including any unbilled straight-line rent, and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the allowance for uncollectible accounts. As of September 30, 2016 and December 31, 2015, the Company did not have an allowance for uncollectible accounts.
Earnings per Share
We have three classes of common stock with nonforfeitable dividend rights that are determined based on a different NAV for each class. Accordingly, we utilize the two-class method to determine our earnings per share, which results in the same earnings per share for each of the classes. Under the two-class method, earnings per class of common share are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares for each class of common stock for the respective period. Diluted (loss) income per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the three and nine months ended September 30, 2016 or 2015.
Recent Accounting Pronouncements
ASU No. 2014-09, Revenue from Contracts with Customers — The requirements were amended to remove inconsistencies in revenue requirements and to provide a more complete framework for addressing revenue issues across a broad range of industries and transaction types. The revised standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised standard also clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract to a customer. These provisions are effective January 1, 2018, and are to be applied retrospectively, with early adoption permitted for periods beginning after December 15, 2016 and interim periods thereafter. The Company has identified its revenue streams and is in the process of

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2016

evaluating the impact on its consolidated financial statements and internal accounting processes; however, as the majority of the Company’s revenue is derived from real estate lease contracts, as discussed in relation to ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), the Company does not expect that the adoption of ASU 2014-09 or related amendments and modifications issued by the Financial Accounting Standards Board (“FASB”) will have a material impact on its consolidated financial statements.
From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company is currently evaluating the effect that certain of these new accounting requirements may have on the Company’s accounting and related reporting and disclosures in the Company’s consolidated financial statements:
ASU No. 2016-01, Financial Instruments (Subtopic 825-10) — The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive (loss) income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the consolidated balance sheets or the accompanying notes to the consolidated financial statements. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.
In February 2016, the FASB issued ASU 2016-02, which replaces the existing guidance in Accounting Standards Codification 840, Leases (Topic 842). ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as either finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (“ROU”) asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the ROU asset, and for operating leases, the lessee would recognize a straight-line total lease expense. The provisions of ASU 2016-02 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 and are required to be applied on a modified retrospective approach. Early adoption is permitted.
ASU No. 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships — The amendments in this update clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require de-designation of that hedging relationship, provided that all other hedge accounting criteria continue to be met. These provisions are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 requires more timely recording of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology in current GAAP. ASU 2016-13 is effective for fiscal years, and interim periods within, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to address diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in ASU 2016-15 address eight specific cash flow issues as well as application of the predominance principle (dependence on predominant source or use of receipt or payment) and are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years with early adoption permitted.
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
September 30, 2016

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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Line of credit and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The estimated fair value of the Company’s debt was $120.8 million as of September 30, 2016, which approximated the carrying value on that date. As of December 31, 2015, the fair value of the Company’s debt was $119.3 million compared to a carrying value on that date of $119.5 million. The fair value of the Company’s debt is estimated using Level 2 inputs.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Other financial instruments — The Company considers the carrying values of its cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable in order to approximate their fair values because of the short period of time between their origination and their expected realization as well as their highly-liquid nature. Due to the short-term maturities of these instruments, Level 1 inputs are utilized to estimate the fair value of these financial instruments.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of September 30, 2016, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2016

In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2016	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Marketable securities	$5,667	$5,667	$—	$—
Financial liabilities:
Interest rate swaps	$(1,035)	$—	$(1,035)	$—

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Marketable Securities	$5,237	$5,237	$—	$—
Financial liabilities:
Interest rate swaps	$(302)	$—	$(302)	$—
NOTE 5 — REAL ESTATE INVESTMENTS
2016 Property Acquisitions
During the nine months ended September 30, 2016, the Company acquired a 100% interest in 19 commercial properties for an aggregate purchase price of $85.7 million (the “2016 Acquisitions”). The Company purchased the 2016 Acquisitions with net proceeds from the Offering and available borrowings. The purchase price allocation for each of the Company’s acquisitions is preliminary and subject to change as it finalizes the allocation, which the Company expects will be prior to the end of the current fiscal year. The Company preliminarily allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed.
The following table summarizes the preliminary purchase price allocation for the properties purchased during the nine months ended September 30, 2016 (in thousands):

2016 Acquisitions
Land	$12,862
Building and improvements	65,333
Acquired in-place leases (1)	6,965
Acquired above-market leases (2)	973
Intangible lease liabilities (3)	(469)
Total purchase price	$85,664
______________________

(1)	As of September 30, 2016, the weighted average amortization period for acquired in-place leases is 13.7 years for acquisitions completed during the nine months ended September 30, 2016.

(2)	As of September 30, 2016, the weighted average amortization period for acquired above-market leases is 13.9 years for acquisitions completed during the nine months ended September 30, 2016.

(3)	As of September 30, 2016, the weighted average amortization period for acquired intangible lease liabilities is 14.2 years for acquisitions completed during the nine months ended September 30, 2016.
The Company recorded revenue of $1.1 million and $1.8 million, respectively, and net income of $459,000 and $518,000, respectively, for the three and nine months ended September 30, 2016 related to the 2016 Acquisitions. In addition, the Company recorded $205,000 and $535,000 of acquisition-related expenses for the three and nine months ended September 30, 2016, respectively, which is included in acquisition-related expenses on the condensed consolidated unaudited statements of operations.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2016

The following information summarizes selected financial information of the Company, as if all of the 2016 Acquisitions were completed on January 1, 2015 for each period presented below. The table below presents the Company’s estimated revenue and net (loss) income, on a pro forma basis, for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Pro forma basis (unaudited)
Revenue	$7,358	$6,347	$22,177	$18,944
Net (loss) income	$(351)	$1,421	$250	$8,462
The unaudited pro forma information for the three and nine months ended September 30, 2016 was adjusted to exclude acquisition-related expenses recorded during such periods related to the 2016 Acquisitions. Accordingly, these expenses were instead recognized in the pro forma information for the three and nine months ended September 30, 2015. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2015, nor does it purport to represent the results of future operations.
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
The following table summarizes the purchase price allocation for the properties purchased during the nine months ended September 30, 2015 (in thousands):

September 30, 2015
Land	$1,672
Building and improvements	4,910
Acquired in-place leases	759
Intangible lease liabilities	(21)
Total purchase price	$7,320
The Company recorded revenue of $55,000 and $58,000, and net loss of $23,000 and $42,000, for the three and nine months ended September 30, 2015, respectively, related to the 2015 Acquisitions. In addition, the Company recorded $150,000 and $217,000 of acquisition-related expenses for the three and nine months ended September 30, 2015, which is included in acquisition-related expenses on the condensed consolidated unaudited statement of operations.
The following information summarizes selected financial information of the Company as if the 2015 Acquisitions were completed on January 1, 2014 for each period presented below. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Pro forma basis
Revenue	$4,832	$3,584	$14,505	$8,909
Net income (loss)	$1,195	$(37)	$7,749	$372
The pro forma information for the three and nine months ended September 30, 2015 was adjusted to exclude acquisition related expenses recorded during such periods related to the 2015 Acquisitions. Accordingly, these expenses were instead recognized in the pro forma information for the three and nine months ended September 30, 2014. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transaction occurred at the beginning of 2014, nor does it purport to represent the results of future operations.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2016

2015 Property Dispositions
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
NOTE 6 — MARKETABLE SECURITIES
The Company owned marketable securities with an estimated fair value of $5.7 million and $5.2 million as of September 30, 2016 and December 31, 2015, respectively. The following is a summary of the Company’s available-for-sale securities as of September 30, 2016 (in thousands):

	Available-for-Sale Securities
	Amortized Cost Basis	Unrealized Gain	Fair Value
U.S. Treasury Bonds	$1,858	$19	$1,877
U.S. Agency Bonds	818	5	823
Corporate Bonds	2,882	85	2,967
Total available-for-sale securities	$5,558	$109	$5,667
The following table provides the activity for the marketable securities during the nine months ended September 30, 2016 (in thousands):

	Amortized Cost Basis	Unrealized (Loss) Gain	Fair Value
Marketable securities as of January 1, 2016	$5,310	$(73)	$5,237
Face value of marketable securities acquired	838	—	838
Premiums and discounts on purchase of marketable securities, net of acquisition costs	23	—	23
Amortization on marketable securities	(12)	—	(12)
Sales and maturities of securities	(601)	(2)	(603)
Unrealized gain on marketable securities		184	184
Marketable securities as of September 30, 2016	$5,558	$109	$5,667
During the nine months ended September 30, 2016, the Company sold 51 marketable securities for aggregate proceeds of $603,000. Unrealized gains (losses) on marketable securities are recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified into other expense, net on the accompanying condensed consolidated statements of operations as securities are sold and gains (losses) are recognized.
The scheduled maturities of the Company’s marketable securities as of September 30, 2016 are as follows (in thousands):

	Available-for-Sale Securities
	Amortized Cost	Estimated Fair Value
Due within one year	$1,041	$1,041
Due after one year through five years	2,004	2,023
Due after five years through ten years	1,949	2,034
Due after ten years	564	569
Total	$5,558	$5,667
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

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2016

In estimating other-than-temporary impairment losses, management considers a variety of factors, including (1) whether the Company has the intent to sell the impaired security, (2) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, and (3) whether the Company expects to recover the entire amortized cost basis of the security. The Company believes that none of the unrealized losses on investment securities are other-than-temporary as management expects the Company will fully recover the entire amortized cost basis of all securities. As of September 30, 2016, the Company had no other-than-temporary impairment losses.
NOTE 7 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. The Company did not enter into any interest rate swap agreements during the nine months ended September 30, 2016. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of September 30, 2016 and December 31, 2015 (in thousands):

		Outstanding Notional Amount as of	Interest	Effective	Maturity	Fair Value of Liabilities as of
	Balance Sheet Location	September 30, 2016	Rate (1)	Date	Date	September 30, 2016	December 31, 2015
Interest Rate Swaps	Deferred rental income, derivative liabilities, and other liabilities	$49,240	3.43% to 3.57%	6/30/15 to 12/1/15	9/12/19 to 12/1/20	$(1,035)	$(302)
______________________
(1) The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of September 30, 2016.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 4 to these condensed consolidated unaudited financial statements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the effective portion of the derivative instruments that are designated as hedges is recorded in other comprehensive loss, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three and nine months ended September 30, 2016, the amounts reclassified were $131,000 and $405,000, respectively. The amount reclassified for both the three and nine months ended September 30, 2015 was $137,000.
Any ineffective portion of the change in fair value of the derivative instruments is recorded in interest expense. There were no portions of the change in the fair value of the interest rate swaps that were considered ineffective during the nine months ended September 30, 2016 and 2015. During the next 12 months, the Company estimates that an additional $426,000 will be reclassified from other comprehensive income (loss) as an increase to interest expense.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at an aggregate termination value, inclusive of interest payments, of $1.1 million, which includes accrued interest, at September 30, 2016. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of September 30, 2016.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2016

NOTE 8 — CREDIT FACILITY AND NOTES PAYABLE
As of September 30, 2016, the Company had $119.1 million of debt outstanding, including net deferred financing costs, with weighted average years to maturity of 4.9 years and a weighted average interest rate of 3.66%. The following table summarizes the debt balances as of September 30, 2016 and December 31, 2015, and the debt activity for the nine months ended September 30, 2016 (in thousands):

		During the Nine Months Ended September 30, 2016
	Balance as of December 31, 2015	Debt Issuance, Net (1)	Repayments	Accretion	Balance as of September 30, 2016
Credit facility	$50,000	$5,000	$(15,000)	$—	$40,000
Fixed rate debt	69,494	11,275	—	—	80,769
Total debt	119,494	16,275	(15,000)	—	120,769
Deferred costs (2)	(1,764)	(170)	—	232	(1,702)
Total debt, net	$117,730	$16,105	$(15,000)	$232	$119,067
______________________
(1) Includes deferred financing costs incurred during the period.
(2) Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility.
As of September 30, 2016, the Company had fixed rate debt outstanding of $80.8 million, including $9.2 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity of the variable rate debt. The fixed rate debt has interest rates ranging from 3.37% to 4.05% per annum and as of September 30, 2016, the fixed rate debt had a weighted average interest rate of 3.77%. The fixed rate debt outstanding matures on various dates from December 2020 to February 2025. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $134.9 million as of September 30, 2016. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
The Company has an amended and restated credit agreement (the “Amended Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent (“JPMorgan Chase”), that provides for borrowings up to $125.0 million, which as of September 30, 2016 was comprised of $85.0 million in revolving loans (the “Revolving Loans”), and a $40.0 million term loan (the “Term Loan”), collectively, the credit facility (the “Credit Facility”). The Term Loan matures on September 12, 2019 and the Revolving Loans mature on September 12, 2017; however, the Company may elect to extend the maturity date for the Revolving Loans to September 12, 2019, subject to satisfying certain conditions described in the Amended Credit Agreement. Refer to Note 12 — Subsequent Events for changes to the amended credit agreement which occurred subsequent to September 30, 2016.
The Credit Facility bears interest at rates dependent upon the type of loan specified by the Company and the overall leverage ratio. For a eurodollar rate loan, the interest rate will be equal to the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”) for the interest period, as elected by the Company, multiplied by the statutory reserve rate, as defined in the Amended Credit Agreement (the “Eurodollar Rate”), plus an interest rate spread ranging from 1.90% to 2.45%. For base rate committed loans, the interest rate will be equal to a rate ranging from 0.90% to 1.45%, depending on the Company’s leverage ratio as defined in the Amended Credit Agreement, plus the greatest of: (a) JPMorgan Chase’s Prime Rate; (b) the Federal Funds Effective Rate (as defined in the Amended Credit Agreement) plus 0.50%; and (c) one-month LIBOR multiplied by the statutory reserve rate plus 1.0%. As of September 30, 2016, there were no amounts outstanding under the Revolving Loans, and the amount of the Term Loan outstanding totaled $40.0 million, which was subject to an interest rate swap agreement (the “Swapped Term Loan”). As of September 30, 2016, the all-in rate for the Swapped Term Loan was 3.43%. The Company had $85.0 million in unused capacity, subject to borrowing availability, as of September 30, 2016.
The Amended Credit Agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements and dividend payout and REIT status requirements. In particular, the Amended Credit Agreement includes a requirement for the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $63.0 million plus (ii) 75% of the issuance of equity from the date of the Credit Agreement, a leverage ratio less than or equal to 60.0% and a fixed charge coverage ratio greater than 1.50. The Amended Credit Agreement also includes usual and customary events of default and remedies for facilities of this nature. As of September 30, 2016, the Company believes it was in compliance with the covenants of the Amended Credit Agreement.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2016

NOTE 9 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.
Purchase Commitments
As of September 30, 2016, the Company had entered into purchase agreements with unaffiliated third-party sellers to acquire a 100% interest in five retail properties, subject to meeting certain criteria, for an aggregate purchase price of $59.3 million, exclusive of closing costs. As of September 30, 2016, the Company had $1.2 million of property escrow deposits held by escrow agents in connection with these future property acquisitions. These deposits are included in the condensed consolidated unaudited balance sheets in property escrow deposits, prepaid expenses and other assets. As of September 30, 2016, these escrow deposits have not been forfeited.
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
______________________
(1) The selling commission is based on the offering price for A Shares. The selling commission expressed as a percentage of NAV per A Share, rather than the offering price, is up to 3.90%, subject to rounding and the effect of volume discounts the Company is offering on certain purchases of $150,001 or more of A Shares. Selling commissions are deducted directly from the offering price for A Shares and paid to CCC. The Company has been advised that CCC intends to reallow 100% of the selling commissions on A Shares to participating broker-dealers.
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

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2016

Other organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, the distribution fee and the dealer manager fee) are paid for by Cole Advisors or its affiliates and can be reimbursed by the Company up to 0.75% of the aggregate gross offering proceeds, excluding selling commissions charged on A Shares sold in the Primary Offering. As of September 30, 2016, Cole Advisors or its affiliates had paid organization and offering expenses in excess of the 0.75% in connection with the Offering. These excess amounts were not included in the financial statements of the Company because such amounts were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess amounts may become payable to Cole Advisors.
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
Expense Cap
Cole Advisors had an expense cap in place from October 1, 2013 through December 31, 2015, whereby Cole Advisors funded all general and administrative expenses of the Company that were in excess of an amount calculated by multiplying the average NAV for the respective three month period by an annualized rate of 1.25% (the “Excess G&A”). During the three and nine months ended September 30, 2015, the Company incurred $264,000 and $485,000 of Excess G&A which was reimbursed by Cole Advisors subsequent to September 30, 2015. Beginning January 1, 2016, Cole Advisors no longer funded Excess G&A.
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

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2016

The total return to stockholders is defined, for each class of the Company’s common stock, as the change in NAV per share plus distributions per share for such class. The NAV per share for a class calculated on the last trading day of a calendar year shall be the amount against which changes in NAV per share for such class are measured during the subsequent calendar year. Therefore, for each class of the Company’s common stock, payment of the performance-based component of the advisory fee (1) is contingent upon the Company’s actual annual total return exceeding the 6% Return and the Ending NAV per share for the respective share class being greater than the Base NAV of that class, (2) will vary in amount based on the Company’s actual performance, (3) cannot cause the Company’s total return as a percentage of stockholders’ invested capital for the year to be reduced below 6% and (4) is payable to Cole Advisors if the Company’s total return exceeds the 6% Return in a particular calendar year, even if the total return to stockholders (or any particular stockholder) on a cumulative basis over any longer or shorter period has been less than 6% per annum. Cole Advisors will not be obligated to return any portion of advisory fees paid based on the Company’s subsequent performance. The Company did not reach the 6% Return during the nine months ended September 30, 2016.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by Cole Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Selling commissions	$666		$18		$1,470		$63
Distribution fees	$67	(1)	$23	(1)	$155	(1)	$63	(1)
Dealer manager fees	$349	(1)	$196	(1)	$901	(1)	$547	(1)
Organization and offering expense reimbursement	$330		$115		$843		$230
Acquisition expense reimbursement	$430		$95		$1,087		$135
Advisory fee	$725		$331		$1,911		$921
Operating expense reimbursement	$478		$—		$1,227		$—
Performance fee	$—		$362		$—		$765
______________________
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
Due to Affiliates
As of September 30, 2016 and December 31, 2015, $13.3 million and $8.2 million, respectively, was due to Cole Advisors or its affiliates primarily related to the estimated liability for current and future dealer manager and distribution fees, advisory fees, the reimbursement of organization and offering expenses, and acquisition expenses and were included in due to affiliates on the condensed consolidated unaudited balance sheets.

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

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2016

NOTE 12 — SUBSEQUENT EVENTS
Investment in Real Estate Assets
During the period subsequent to September 30, 2016 through November 7, 2016, the Company acquired a 100% interest in six real estate properties for an aggregate purchase price of $25.8 million. The acquisitions were funded with net proceeds from the Offering. The Company has not completed its initial purchase price allocation with respect to these properties and therefore cannot provide similar disclosures to those included in Note 5 in these condensed consolidated unaudited financial statements for these properties.
Status of the Offering
Through November 7, 2016, the Company had received $336.9 million in gross offering proceeds through the issuance of approximately 19.1 million shares of its common stock in the Offering (including shares issued pursuant to the DRIP).
Share Redemptions
Subsequent to September 30, 2016 and through November 7, 2016, the Company redeemed approximately 147,000 shares for $2.7 million.
Credit Facility
On October 12, 2016, the Company entered into an accordion increase and lender joinder agreement (the “Accordion Increase”) with JPMorgan Chase, as administrative agent for the lenders and as accordion lender, and U.S. Bank National Association and Comerica Bank as accordion lenders. Pursuant to the Accordion Increase, the Company exercised $75.0 million of the accordion feature in the Amended Credit Agreement, and increased the maximum amount available under the Amended Credit Facility from $85.0 million to $136.0 million in revolving loans, swing line loans and letters of credit and from $40.0 million to $64.0 million in term loans. As of November 7, 2016, the Company had $40.0 million in term loans outstanding under the Credit Facility and $160.0 million in unused capacity, subject to borrowing availability.

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
Definitions
We use certain defined terms throughout this Quarterly Report on Form 10-Q that have the following meanings:
The phrase “annualized rental income,” refers to the straight line rental revenue under our leases on operating properties owned as of the respective reporting date, which includes the effect of rent escalations and any tenant concessions, such as free rent, and excludes any bad debt allowances and any contingent rent, such as percentage rent. Management uses annualized rental income as a basis for tenant, industry and geographic concentrations and other metrics within the portfolio. Annualized rental income is not indicative of future performance.

Under a “net lease,” the tenant occupying the leased property (usually as a single tenant) does so in much the same manner as if the tenant were the owner of the property. There are various forms of net leases, most typically classified as triple net or double net. Triple net leases typically require the tenant to pay all expenses associated with the property (e.g., real estate taxes, insurance, maintenance and repairs). Double net leases typically require that the tenant pay all operating expenses associated with the property (e.g., real estate taxes, insurance and maintenance), but excludes some or all major repairs (e.g., roof, structure and parking lot). Accordingly, the owner receives the rent “net” of these expenses, rendering the cash flow associated with the lease predictable for the term of the lease. Under a net lease, the tenant generally agrees to lease the property for a significant term and agrees that it will either have no ability or only limited ability to terminate the lease or abate rent prior to the expiration of the term of the lease as a result of real estate driven events such as casualty, condemnation or failure by the landlord to fulfill its obligations under the lease.
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
As we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any current variable rate debt, refinancings or new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions, when applicable, by entering into purchase agreements and loan commitments simultaneously, or through loan assumptions, so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with our future property acquisitions, when applicable, or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing terms for future acquisitions or refinancing, our results of operations may be adversely affected.
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our indebtedness and acquisition and operating expenses. Rental and other property income accounted for 89% and 88% of our total revenue for the three months ended September 30, 2016 and 2015, respectively, and 89% and 91% for the nine months ended September 30, 2016 and 2015, respectively. As 99.2% of our rentable square feet was under lease as of September 30, 2016 with a weighted average remaining lease term of 11.0 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Cole Advisors regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease.

Portfolio Information
As of September 30, 2016, we owned 96 properties located in 31 states, comprising 2.6 million rentable square feet of commercial space, which includes the rentable square feet of buildings on land subject to ground leases. As of September 30, 2016, no single tenant accounted for greater than 10% of our 2016 annualized rental income. We had certain geographic concentrations in our property holdings. In particular, as of September 30, 2016, nine of our properties were located in Ohio, and five of our properties were located in Illinois, each state accounting for 10% of our 2016 annualized rental income. In addition, we had tenants in the discount store, drugstore, home furnishing and grocery store industries accounted for 14%, 11%, 10%, and 10% respectively, of our 2016 annualized rental income. Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our real estate assets as of September 30, 2016, and 2015:

	As of September 30,
	2016	2015
Number of properties	96	73
Rentable square feet (in thousands) (1)	2,644	1,637
Percentage of rentable square feet leased	99.2%	99.6%
______________________
(1) Includes square feet of the buildings on land that are subject to ground leases.
The following table summarizes our consolidated real estate investment activity during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Properties acquired	6	2	19	3
Purchase price of acquired properties (in thousands)	$44,033	$6,455	$85,664	$7,320
Rentable square feet (in thousands)	390	18	718	25
Results of Operations
The following table provides summary information about our results of operations for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		2016 vs 2015 Increase (Decrease)	Nine Months Ended September 30,		2016 vs 2015 Increase (Decrease)
	2016	2015		2016	2015
Total revenues	$6,889	$4,745	$2,144	$19,184	$14,137	$5,047
General and administrative expenses	$1,326	$452	$874	$3,512	$1,305	$2,207
Property operating expenses	$239	$162	$77	$683	$494	$189
Real estate tax expenses	$548	$426	$122	$1,518	$841	$677
Advisory fees and expenses	$725	$693	$32	$1,911	$1,686	$225
Acquisition-related expenses	$705	$150	$555	$1,748	$217	$1,531
Depreciation and amortization	$2,390	$1,546	$844	$6,674	$4,742	$1,932
Operating income	$956	$1,316	$(360)	$3,138	$4,852	$(1,714)
Interest expense and other, net	$1,326	$1,152	$174	$3,805	$2,920	$885
Gain on disposition of real estate, net	$—	964	$(964)	$—	$5,642	$(5,642)
Net (loss) income	$(370)	$1,128	$(1,498)	$(667)	$7,574	$(8,241)

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
The increase in revenue of $2.1 million and $5.0 million during the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015 was primarily due to the acquisition of 23 rental income-producing properties subsequent to September 30, 2015. Rental and other property income accounted for 89% and 88% of our total revenues for the three months ended September 30, 2016 and 2015, respectively, and 89% and 91% of our total revenues for the nine months ended September 30, 2016 and 2015, respectively. We also paid certain operating expenses subject to reimbursement by our tenants, which resulted in $697,000 and $1.9 million in tenant reimbursement income during the three and nine months ended September 30, 2016, respectively, compared to $547,000 and $1.2 million during the same periods in 2015. Interest income on marketable securities of $29,000 and $88,000 for the three and nine months ended September 30, 2016, respectively, increased due to an increase in the average outstanding investment in marketable securities of $2.9 million, compared to $28,000 and $48,000 during the same periods in 2015.
General and Administrative Expenses
The primary general and administrative expense items are advisory fees, professional, accounting and legal fees, escrow and trustee fees, unused line of credit fees and state franchise and income taxes.
The increase in general and administrative expenses of $874,000 and $2.2 million during the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015 was primarily due to an increase in advisor reimbursements as Cole Advisors no longer funded Excess G&A in 2016.
Property Operating Expenses
Property operating expenses such as property repairs, maintenance and property related insurance include both reimbursable and non-reimbursable property expenses. We are reimbursed by tenants for reimbursable property operating expenses in accordance with the respective lease agreements.
The increase in property operating expenses of $77,000 during the three months ended September 30, 2016 as compared to the same period in 2015 was due to owning 90 properties during the three months ended September 30, 2016, and acquiring six additional properties during the period, compared to owning 72 properties during the three months ended September 30, 2015, and acquiring two and disposing of one property during such period.
The increase in property operating expenses of $189,000 during the nine months ended September 30, 2016 as compared to the same period in 2015 was due to owning 77 properties during the nine months ended September 30, 2016, and acquiring 19 additional properties during such period, compared to owning 74 properties during the nine months ended September 30, 2015, and acquiring three and disposing of five properties during such period.
Real Estate Tax Expenses
The increase in real estate tax expenses of $122,000 and $677,000 during the three and nine months ended September 30, 2016 as compared to the same periods in 2015 was primarily due to real estate taxes incurred on 23 additional properties acquired subsequent to September 30, 2015 and an increase in assessments at several of the properties owned in comparable periods.
Advisory Fees and Expenses
The advisory fees and expenses that we pay to our advisor are based upon our NAV.
The increase in advisory fees and expenses of $32,000 and $225,000 during the three and nine months ended September 30, 2016 as compared to the same periods in 2015 was primarily due to an increase in our total NAV for each share class resulting from the issuance of common stock subsequent to September 30, 2015 and the overall increase in property values since September 30, 2015.
Acquisition-Related Expenses
The increase in acquisition-related expenses of $555,000 during the three months ended September 30, 2016 as compared to the same period in 2015 was due to the acquisition of six commercial properties for an aggregate purchase price of $44.0 million during the three months ended September 30, 2016, compared to the purchase of two commercial properties for an aggregate purchase price of $6.5 million during the three months ended September 30, 2015.

The increase in acquisition-related expenses of $1.5 million during the nine months ended September 30, 2016 as compared to the same period in 2015 was due to the acquisition of 19 commercial properties for an aggregate purchase price of $85.7 million during the nine months ended September 30, 2016, compared to the purchase of three commercial properties for an aggregate purchase price of $7.3 million during the nine months ended September 30, 2015.
Depreciation and Amortization
The increase in depreciation and amortization of $844,000 during the three months ended September 30, 2016 as compared to the same period in 2015 was due to owning 90 properties during the three months ended September 30, 2016, and acquiring six additional properties during such period, compared to owning 72 properties during the three months ended September 30, 2015, and acquiring two and disposing of one property during such period.
The increase in depreciation and amortization of $1.9 million during the nine months ended September 30, 2016 as compared to the same period in 2015 was due to owning 77 properties during the nine months ended September 30, 2016, and acquiring 19 additional properties during such period, compared to owning 74 properties during the nine months ended September 30, 2015, and acquiring three and disposing of five properties during such period.
Interest Expense and Other, Net
The increase in interest expense and other, net of $174,000 during the three months ended September 30, 2016 as compared to the same period in 2015 was primarily due to the addition of two notes payable subsequent to September 30, 2015 of $20.5 million, in addition to an increase in the weighted average interest rate from 3.19% to 3.66%.
The increase in interest expense and other, net of $885,000 during the nine months ended September 30, 2016 as compared to the same period in 2015 was primarily due to the addition of two notes payable subsequent to September 30, 2015 of $20.5 million, in addition to an increase in the weighted average interest rate from 3.19% to 3.66%.
Gain on Disposition of Real Estate, Net
The decrease in gain on disposition of real estate, net of $964,000 and $5.6 million during the three and nine months ended September 30, 2016, respectively, was due to the disposition of one property and five properties during the three and nine months ended September 30, 2015, respectively. No dispositions occurred during the three and nine months ended September 30, 2016.

Same Store Properties
We review our stabilized operating results, measured by contract rental revenue, from properties that we owned for the entirety of both the current and prior year reporting periods, referred to as “same store” properties. Contract rental revenue is a supplemental non-GAAP financial measure of real estate companies’ operating performance. Contract rental revenue is considered by management to be a helpful supplemental performance measure, as it provides a consistent method for the comparison of our properties. In determining the same store property pool, we include all properties that were owned for the entirety of both the current and prior reporting periods, except for properties during the current or prior year that were under development or redevelopment.
“Non-same store,” for the purposes of the three month comparison table below, includes properties acquired on or after July 1, 2015. As shown in the table below, contract rental revenue on the 71 same store properties for the three months ended September 30, 2016 increased 0.2%, compared to the three months ended September 30, 2015. The same store properties were 99.5% occupied as of September 30, 2016 and 99.6% occupied as of September 30, 2015. The following table shows the contract rental revenue from properties owned for both of the entire three months ended September 30, 2016 and 2015, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Three Months Ended September 30,		Increase (Decrease)
Contract rental revenue		2016	2015	$ Change	% Change
“Same store” properties	71	$3,997	$3,988	$9	0.2%
“Non-same store” properties	25	1,909	38	1,871	4,924%
Disposed properties (1)	1	—	22	(22)	(100)%
Total contract rental revenue		5,906	4,048	1,858	46%

Straight-line rental income		267	164	103	63%
Amortization (2)		(10)	(42)	32	(76)%
Rental income - as reported		$6,163	$4,170	$1,993	48%
______________________
(1) We disposed of one property during the three months ended September 30, 2015.
(2) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.
“Non-same store,” for the purposes of the nine month comparison table below, includes properties acquired on or after January 1, 2015. As shown in the table below, contract rental revenue on the 70 same store properties for the nine months ended September 30, 2016 increased 0.2%, compared to the nine months ended September 30, 2015. The same store properties were 99.5% occupied as of September 30, 2016 and 99.6% occupied as of September 30, 2015. The following table shows the contract rental revenue from properties owned for both of the entire nine months ended September 30, 2016 and 2015, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Nine Months Ended September 30,		Increase (Decrease)
Contract rental revenue		2016	2015	$ Change	% Change
“Same store” properties	70	$11,952	$11,927	$25	0.2%
“Non-same store” properties	26	4,498	46	4,452	9,678%
Disposed properties (1)	5	—	519	(519)	(100)%
Total contract rental revenue		16,450	12,492	3,958	32%

Straight-line rental income		707	543	164	30%
Amortization (2)		3	(140)	143	(102)%
Rental income - as reported		$17,160	$12,895	$4,265	33%
______________________
(1) We disposed of five properties during the nine months ended September 30, 2015.
(2) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.

Distributions
Our board of directors authorized a daily distribution of $0.002678083 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2016 and ending on March 31, 2017. The daily distribution amount for each class of outstanding common stock is adjusted based on the relative NAV of the various classes each day so that, from day to day, distributions constitute a uniform percentage of the NAV per share of all classes. As a result, from day to day, the per share daily distribution for each outstanding class of common stock may be higher or lower than the daily distribution amount authorized by our board of directors based on the relative NAV of each class of common stock on that day.
During the nine months ended September 30, 2016 and 2015, we paid distributions of $8.6 million and $5.5 million, respectively, including $4.1 million and $2.4 million, respectively, through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the nine months ended September 30, 2016 and 2015 was $6.1 million and $5.9 million, respectively, and reflected a reduction for real estate acquisition-related expenses incurred of $1.7 million and  $217,000, respectively. We treat our real estate acquisition-related expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the nine months ended September 30, 2016 and 2015 includes the amount by which real estate acquisition-related expenses reduced net cash flows from operating activities in those periods of $1.7 million and $217,000, respectively. The distributions paid during the nine months ended September 30, 2016, including shares issued pursuant to the DRIP, were covered by cash flows from operating activities, including cash flows from operating activities from prior periods of $7.8 million or 90% and proceeds from the Offering of $867,000 or 10%. The distributions paid during the nine months ended September 30, 2015, including shares issued pursuant to the DRIP, were fully covered by cash flows from operating activities, including cash flows from operating activities from prior periods.
Share Redemptions
We have adopted a share redemption plan to provide limited liquidity whereby, on each business day, stockholders may request that we redeem all or any portion of their shares, subject to a minimum redemption amount and certain short-term trading fees. The redemption price per share for each class on any business day will be our NAV per share for such class for that day, calculated by the independent fund accountant in accordance with our valuation policies.
Our share redemption plan includes certain redemption limits, including a quarterly limit and, in some cases, an individual stockholder limit. During the nine months ended September 30, 2016, we received redemption requests for, and redeemed, a total of approximately 625,000 shares of our common stock for $11.4 million, comprised of approximately 547,000 W Shares and 78,000 A Shares of our common stock for $10.0 million and $1.4 million, respectively. From September 30, 2016 through November 7, 2016, we redeemed approximately 147,000 shares for $2.7 million.
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
Liquidity and Capital Resources
General
We expect to continue to raise capital through the Offering and to utilize such funds along with future proceeds from secured or unsecured financing to complete future property acquisitions and for general corporate uses. Our operating cash flows primarily are driven by the rental income received from current and future leased properties. As of September 30, 2016, we had raised $313.8 million of gross proceeds from the Offering before offering costs, selling commissions, dealer manager fees and distribution fees of $7.5 million. Refer to Item 1A - Risk Factors in our annual report on Form 10-K for risks related to our ability to raise capital in the near term.
Our Credit Facility with JPMorgan Chase Bank, N.A. as administrative agent, provides for borrowings up to $125.0 million, which is comprised of $85.0 million in revolving loans and a $40.0 million term loan, collectively, the credit facility. As of September 30, 2016, we had $85.0 million in unused capacity, subject to borrowing availability. As of September 30, 2016, we had cash and cash equivalents of $25.0 million.

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
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for acquisitions, operating expenses, distributions and redemptions to stockholders and interest on our outstanding debt. We expect to meet our short-term liquidity requirements through available cash, cash provided by property operations, proceeds from the Offering and borrowings from the Line of Credit or other sources.
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
We expect that substantially all net cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we may use other sources to fund distributions, as necessary, including proceeds from the Offering, borrowings on the Line of Credit and/or future borrowings on our unencumbered assets. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Offering or debt financings will be used to fund acquisitions, certain capital expenditures, repayments of outstanding debt or distributions to our stockholders.

Contractual Obligations
As of September 30, 2016, we had $120.8 million of debt outstanding, with a weighted average interest rate of 3.66%. See Note 8 - Credit Facility and Notes Payable to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a description of certain terms of our debt.

Our contractual obligations as of September 30, 2016 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments – credit facility (2)	$40,000	$—	$40,000	$—	$—
Interest payments – credit facility (3)	4,045	1,372	2,673	—	—
Principal payments – fixed debt rate	80,769	—	—	20,549	60,220
Interest payments – fixed debt rate	18,052	3,073	6,145	5,777	3,057
Total	$142,866	$4,445	$48,818	$26,326	$63,277
______________________

(1)	The table does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
Does not include the impact of any extension. We may elect to extend the maturity of the Revolving Loans to September 12, 2019, subject to satisfying certain conditions described in the Amended Credit Agreement.

(3)
As of September 30, 2016, we had $9.2 million of variable rate mortgage notes and $40.0 million of variable rate debt on the Credit Facility effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our swap agreements to calculate the debt payment obligations in future periods.

Our charter prohibits us from incurring debt that would cause our borrowings to exceed 75% of our gross assets, valued at the aggregate cost (before depreciation and other non-cash reserves), unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report. In addition to this limitation in our charter, our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before depreciation or other non-cash reserves) or fair market value of our gross assets; provided however, that a majority of our board of directors (including a majority of the independent directors) has determined that, as a general policy, borrowing in excess of 60% of the greater of cost (before deducting depreciation and other non-cash reserves) or fair market value of our gross assets was justified and in the best interest of us and our stockholders during our capital raising stage. The independent directors believe such borrowing levels are justified as higher debt levels during the offering stage may enable us to acquire properties earlier than we might otherwise be able to acquire them if we were to adhere to the 60% debt limitation, which could yield returns that are accretive to the portfolio. In addition, as we are in the offering stage, more equity could be raised in the future to reduce the debt levels. As of September 30, 2016, our ratio of debt to total gross real estate assets net of gross intangible lease liabilities was 34.3%.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to investors. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as financing and issuance costs and related accumulated amortization, less all cash and cash equivalents. As of September 30, 2016, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 27.2%. The following table provides a reconciliation of the credit facility and notes payable, net balance, as reported on our condensed consolidated unaudited balance sheet, to net debt as of September 30, 2016 (in thousands):

Balance as of September 30, 2016
Credit facility and notes payable, net	$119,067
Deferred costs, net	1,702
Less: Cash and cash equivalents	(25,045)
Net debt	$95,724

Gross real estate assets, net (1)	$352,033
Net debt leverage ratio	27.2%
______________________
(1) Net of gross intangible lease liabilities.
As of September 30, 2016, we had entered into purchase agreements with unaffiliated third-party sellers to acquire a 100% interest in five retail properties, subject to meeting certain criteria, for an aggregate purchase price of $59.3 million, exclusive of closing costs. As of September 30, 2016, we had $1.2 million of property escrow deposits held by escrow agents in connection with these future property acquisitions. These deposits are included in the condensed consolidated unaudited balance sheets in property escrow deposits, prepaid expenses and other assets in this Quarterly Report on Form 10-Q. As of September 30, 2016, none of these escrow deposits have been forfeited.

Cash Flow Analysis
Operating Activities. Net cash provided by operating activities was $6.1 million for the nine months ended September 30, 2016, compared to $5.9 million for the nine months ended September 30, 2015. The increase was primarily due to an increase in our working capital balances of $842,000, offset by a decrease in net income before non-cash adjustments for depreciation, amortization of intangibles, amortization of deferred financing costs, and amortization of discounts on marketable securities of $694,000. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities increased $96.4 million to $87.9 million for the nine months ended September 30, 2016, compared to net cash provided by investing activities of $8.5 million for the nine months ended September 30, 2015. The increase was primarily due to the acquisition of 19 commercial properties during the nine months ended September 30, 2016 compared to having acquired three properties during the nine months ended September 30, 2015.
Financing Activities. Net cash provided by financing activities increased $97.7 million to $92.0 million for the nine months ended September 30, 2016, compared to net cash used in financing activities of $5.7 million for the nine months ended September 30, 2015. The increase was primarily due to an increase in net proceeds from the issuance of common stock of $79.0 million and an increase in net proceeds from borrowing facilities and notes payable of $21.3 million, offset by an increase in redemptions of common stock of $2.0 million.
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
Conflicts of Interest
Affiliates of Cole Advisors act as an advisor to, and our chief financial officer and our chief executive officer act as executive officers and/or directors of Cole Credit Property Trust IV, Inc., Cole Credit Property Trust V, Inc., Cole Office & Industrial REIT (CCIT II), Inc., Cole Office & Industrial REIT (CCIT III), Inc., and/or other real estate offerings in registration, all of which are REITs offered, distributed and/or managed by affiliates of Cole Advisors. As such, there are conflicts of interest where Cole Advisors or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for VEREIT or another real estate program sponsored by Cole Capital, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of Cole Advisors and VEREIT and these other real estate programs sponsored by Cole Capital could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2015.
Off-Balance Sheet Arrangements
As of September 30, 2016 and December 31, 2015, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
In connection with the acquisition of our properties, we may, from time to time, obtain variable rate debt financing, and may therefore be exposed to changes in LIBOR. In the future, our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. In addition, we expect that we may enter into derivative financial instruments such as interest rate swaps, interest rate caps and rate lock arrangements in order to mitigate our interest rate risk. To the extent we enter into such arrangements, we will be exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations. From time to time, we may enter into interest rate hedge contracts in order to mitigate our interest rate risk with respect to various debt instruments.
As of September 30, 2016, we had no variable rate debt outstanding.
As of September 30, 2016, we had two interest rate swap agreements outstanding, which mature on September 12, 2019 and December 1, 2020, with an aggregate notional amount of $49.2 million and an aggregate net fair value liability of $1.0 million, respectively. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of September 30, 2016, an increase of 50 basis points in interest rates would result in a change of $751,000 to the fair value of the net derivative liability, resulting in a net derivative liability of $283,000. A decrease of 50 basis points in interest rates would result in a $766,000 change to the fair value of the net derivative liability, resulting in a net derivative liability of $1.8 million.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2016 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2016, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.

Item 1A.	Risk Factors
Except as set forth below, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.
We may pay some or all of our distributions, and fund some or all redemptions, from sources other than cash flow from operations, including borrowings by the REIT, proceeds from the offering of our securities or proceeds from asset sales, which may reduce the amount of capital we ultimately invest and negatively impact the value of an investment in our common stock.
To the extent that cash flow from operations is insufficient to pay distributions or to fund redemptions, we may pay all or some of our distributions and fund all or some of our redemptions from borrowings by the REIT, proceeds from the offering of our securities or proceeds from the sale of assets, and we have no limits on the amounts we may pay from such other sources. The payment of distributions and redemptions from sources other than cash flow from operations may reduce the amount of capital we have available to invest in real estate, negatively impact the value of an investment in our common stock and reduce the overall return. We expect that, especially during the early stages of our development, as well as from time to time thereafter, we may declare distributions and/or fund redemptions that exceed our cash flows from operations.
During the nine months ended September 30, 2016, we paid distributions of $8.6 million including $4.1 million through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the nine months ended September 30, 2016 was $6.1 million and reflected a reduction for real estate acquisition-related expenses incurred of $1.7 million. We treat our real estate acquisition-related expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the nine months ended September 30, 2016 includes the amount by which real estate acquisition-related expenses reduced net cash flows from operating activities in those periods of $1.7 million. The distributions paid during the nine months ended September 30, 2016, including shares issued pursuant to the DRIP, were covered by cash flows from operating activities, including cash flows from operating activities from prior periods of $7.8 million or 90% and proceeds from the Offering of $867,000 or 10%.
During the year ended December 31, 2015, we paid distributions of $7.5 million, including $3.3 million through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the year ended December 31, 2015 was $8.2 million and reflected a reduction for real estate acquisition-related expenses incurred of $809,000. The distributions paid during the year ended December 31, 2015, including shares issued pursuant to the DRIP, were fully covered by cash flows from operating activities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On December 6, 2011, the Initial Registration Statement for our public offering of up to $4.0 billion in shares of common stock was declared effective under the Securities Act. The Initial Registration Statement covered up to $3.5 billion in shares in a primary offering and up to $500.0 million in shares pursuant to the DRIP. On December 7, 2011, we satisfied the conditions of our escrow agreement and accepted the initial subscription for 666,667 W Shares of our common stock in the offering under the Initial Registration Statement, at a price of $15.00 per share, resulting in gross proceeds of $10.0 million. Additionally, as of September 30, 2016, we were authorized to issue 10.0 million shares of preferred stock, but none were issued or outstanding.
As of September 30, 2016, we had issued approximately 17.8 million shares in the Offering for gross proceeds of $313.8 million, out of which we have incurred $5.2 million in dealer manager fees, selling commissions and distribution fees and $2.3 million in organization and offering costs. With the net offering proceeds of $306.3 million and the borrowings from the credit facility, we acquired $367.5 million in real estate assets and incurred $5.3 million of acquisition-related expenses.

As of November 7, 2016, we have sold the following common shares and raised the following proceeds in connection with the Offering (dollar amounts in thousands):

	W Shares	A Shares	I Shares	Total
Primary Offering
Shares	13,700,464	3,977,878	740,203	18,418,545
Proceeds	$238,206	$73,842	$13,188	$325,237
Distribution Reinvestment Plan
Shares	506,598	98,037	46,199	650,834
Proceeds	$9,024	$1,764	$831	$11,620
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
During the three months ended September 30, 2016, we redeemed shares as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2016 – July 31, 2016
W Shares	10,376	$18.24	10,376	(1)
A Shares	1,754	$17.89	1,754	(1)
August 1, 2016 – August 31, 2016
W Shares	25,063	$18.32	25,063	(1)
A Shares	7,166	$18.07	7,166	(1)
September 1, 2016 – September 30, 2016
W Shares	61,421	$18.21	61,421	(1)
A Shares	3,322	$18.03	3,322	(1)
Total	109,102		109,102

(1)
A description of the maximum number of shares that may be purchased under our share redemption program, the date our share redemption program was announced (in the Initial Registration Statement and the Multi-Class Registration Statement) and the amount of shares approved under our share redemption program is included in the narrative preceding this table.

Unregistered Sales of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The exhibits listed on the Exhibit Index (following the signature section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cole Real Estate Income Strategy (Daily NAV), Inc. (Registrant)

By:	/s/ Nathan D. DeBacker
Name:	Nathan D. DeBacker
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)
Date: November 9, 2016

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1
Accordion Increase and Lender Joinder Agreement by and among Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP and JPMorgan Chase Bank, N.A., as administrative agent for the lenders and accordion lender and U.S. Bank National Association and Comerica Bank as accordion lenders, dated as of October 12, 2016. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-55187), filed on October 18, 2016).

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