Form 10-K
period 2016-12-31
COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
filed 2017-03-28
CIK 1498542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There is no established market for the registrant’s shares of common stock. There were approximately 13.0 million shares of common stock held by non-affiliates as of June 30, 2016, for an aggregate market value of $237.7 million, based upon an average net asset value per share of $18.31 as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter.
As of March 23, 2017, there were approximately 13.4 million shares of Wrap Class common stock, approximately 5.2 million shares of Advisor Class common stock and approximately 818,400 shares of Institutional Class common stock, par value $0.01 each, of Cole Real Estate Income Strategy (Daily NAV), Inc. outstanding.
Documents Incorporated by Reference:
The Registrant incorporates by reference portions of the Cole Real Estate Income Strategy (Daily NAV), Inc. definitive proxy statement to be filed with the SEC with respect to the Registrant’s 2017 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

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

•
our sponsor may be unable to fully reestablish the financial network which previously supported Cole Capital sponsored REITs and/or regain the prior level of transaction and capital raising volume achieved by Cole REITs.

Definitions
We use certain defined terms throughout this Annual Report on Form 10-K that have the following meanings:
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
Under a “net lease,” the tenant occupying the leased property (usually as a single tenant) does so in much the same manner as if the tenant were the owner of the property. There are various forms of net leases, most typically classified as triple-net or double-net. Triple- net leases typically require the tenant to pay all expenses associated with the property (e.g., real estate taxes, insurance, maintenance and repairs). Double-net leases typically require that the tenant pay all operating expenses associated with the property (e.g., real estate taxes, insurance and maintenance), but excludes some or all major repairs (e.g., roof, structure and parking lot).

PART I
ITEM 1.    BUSINESS
Formation
Cole Real Estate Income Strategy (Daily NAV), Inc. (the “Company,” “we,” “our” or “us”) is a Maryland corporation that was formed on July 27, 2010, our date of inception, which has elected to be taxed, and qualified as a REIT for U.S. federal income tax purposes. We were organized to primarily acquire and operate a diversified portfolio of necessity retail, office and industrial properties that are anchored by creditworthy tenants under long-term net leases, and are strategically located throughout the United States. As of December 31, 2016, we owned 108 commercial properties, including two properties through a consolidated joint venture agreement (the “Consolidated Joint Venture”), comprising 3.1 million rentable square feet of commercial space located in 34 states, which includes the rentable square feet of buildings on land subject to ground leases. As of December 31, 2016, these properties were 99.3% leased, including month-to-month agreements, if any.
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
On December 6, 2011, pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended (Registration No. 333-169535) (the “Initial Registration Statement”), we commenced our initial public offering on a “best efforts” basis for a maximum of $4.0 billion in shares of our common stock. On August 26, 2013, pursuant to a registration statement filed on Form S-11 (Registration No. 333-186656) (the “Multi-Class Registration Statement”) under the Securities Act, we designated the existing shares of our common stock that were sold prior to such date to be Wrap Class shares (“W Shares”) of common stock and registered two new classes of our common stock, Advisor Class shares (“A Shares”) and Institutional Class shares (“I Shares”). Pursuant to a registration statement filed on Form S-11 (Registration No. 333-213271), on February 10, 2017 (the “Continuing Offering Registration Statement”), we are offering up to $4.0 billion in shares of common stock of the three classes (the “Offering”), consisting of $3.5 billion in shares in our primary offering (the “Primary Offering”) and $500 million in shares pursuant to a distribution reinvestment plan (the “DRIP”). We are offering to sell any combination of W Shares, A Shares and I Shares with a dollar value up to the maximum offering amount.
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
Investment Objectives and Policies
Our investment strategy is to invest primarily in a diversified portfolio of (1) necessity commercial properties in the retail, office and industrial sectors that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States, (2) notes receivable secured by commercial real estate, including the origination of loans, and (3) U.S. government securities, agency securities and corporate debt and other investments for which there is reasonable liquidity. The actual percentage of our portfolio that is invested in retail, office and industrial property categories may fluctuate due to market conditions and investment opportunities or as a result of any changes to our investment policies. We expect to maintain a level of liquid assets (cash, cash equivalents, other short-term investments, U.S. government securities, agency securities, corporate debt, liquid real estate-related, equity or debt securities and other investments for which there is reasonable liquidity) as a source of funds to meet redemption requests. Our primary investment objectives are:

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

Acquisition and Investment Policies
Commercial Real Estate Properties
We invest in income-producing necessity retail properties that are primarily single-tenant properties or anchored shopping centers, which are leased to national and regional creditworthy tenants under long-term net leases, and are strategically located throughout the United States. We consider necessity retail properties to be properties leased to retail tenants that attract consumers for everyday needs, such as pharmacies, home improvement stores, national superstores, restaurants and regional retailers. Anchored shopping centers are multi-tenant properties that are anchored by one or more large national, regional or local retailers. Over time, we expect our property sector allocations to broadly reflect the composition of the NCREIF Property Index with the exception of multi-family and lodging, which will be excluded from our investment portfolio. The actual percentage of our portfolio that is invested in the retail, office and industrial property categories may fluctuate due to market conditions and investment opportunities.
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

For example, distribution facilities, warehouses, manufacturing plants and corporate or regional headquarters are often considered to be necessity office and industrial properties. We believe that necessity office and industrial properties provide a relatively greater level of stability than other property types because they typically involve long-term leases and experience relatively low tenant turnover. We also believe that, as a result of recent and ongoing business developments, such as the role of the internet in the distribution of products, globalization of importing and exporting products and consolidation of businesses requiring office buildings to accommodate a single tenant, there is, and we expect there will continue to be, increasing demand by commercial tenants for necessity office and industrial properties.
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
Our goal is to acquire a portfolio of commercial properties that are diversified by way of property type, location and industry, in order to minimize the potential adverse impact of economic slow-downs or downturns in local markets or a specific industry. There is no limitation on the number, size or type of properties that we may acquire or on the percentage of net proceeds of the Offering that may be invested in a single property. The number and mix of properties comprising our portfolio will depend upon real estate market conditions and other circumstances existing at the time we acquire properties, and the amount of proceeds we raise in the Offering. We are not restricted to investments in commercial properties and we will not forgo a high quality investment because it does not precisely fit our expected portfolio composition.
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
Retail Real Estate Properties. We expect the portion of our portfolio allocated to retail real estate properties will continue to focus on regional or national name brand retail businesses with creditworthy and established track records. It is our present intention to hold substantially all of the retail properties that we acquire for a period in excess of five years. We also pursue properties leased to tenants representing a variety of retail industries to avoid concentration in any one industry. These industries include all types of retail establishments, such as big box retailers, convenience stores, drug stores and restaurant properties. We expect that some of these investments will provide long-term value by virtue of their size, location, quality and condition, and lease characteristics. We currently expect that substantially all of our retail properties acquisitions will be in the United States.
By acquiring a large number of retail properties and anchored shopping centers, we believe that lower than expected results of operations from one or a few investments will not necessarily preclude our ability to realize our investment objective of cash flow from our overall portfolio. In addition, we believe that retail properties under long-term triple-net and double-net leases offer a distinct investment advantage since these properties generally require less management and operating capital, have less recurring tenant turnover and, with respect to single tenant properties, often offer superior locations that are less dependent on the financial stability of adjoining tenants. In addition, since we intend to acquire properties that are geographically diverse, we expect to minimize the potential adverse impact of economic slowdowns or downturns in local markets.
Many retail companies today are entering into sale-leaseback arrangements as a strategy for applying capital to their core operating business that would otherwise be applied to their real estate holdings. We believe that our investment strategy will enable us to take advantage of the increased emphasis on retailers’ core business operations in today’s competitive corporate environment as many retailers attempt to divest from real estate assets.
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
Real Estate Underwriting Process
In evaluating potential property acquisitions consistent with our investment objectives, our advisor applies its well-established underwriting process to determine the creditworthiness of potential tenants. Similarly, our advisor will apply its credit underwriting criteria to possible new tenants when we are leasing properties in our portfolio. Our advisor’s underwriting process includes analyzing the financial data and other available information about the tenant, such as income statements, balance sheets, net worth, cash flow, business plans, data provided by industry credit rating services, and/or other information our advisor may deem relevant. Generally, these tenants must have a proven track record in order to meet the credit tests applied by our advisor. In addition, we may obtain guarantees of leases by the corporate parent of the tenant, in which case our advisor will analyze the creditworthiness of the guarantor. In many instances, especially in sale-leaseback situations where we are acquiring a property from a company and simultaneously leasing it back to the company under a long-term lease, we will meet with the tenant’s senior management to discuss the company’s business plan and strategy.
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
Moody’s ratings are forward-looking opinions of future relative creditworthiness, which considers, but are not limited to, franchise value, financial statement analysis and management quality. The rating given to a debt obligation describes the level of risk associated with receiving full and timely payment of principal and interest on that specific debt obligation and how that risk compares with that of all other debt obligations. The rating, therefore, provides one measure of the ability of a company to generate cash in the future.
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
While we will utilize ratings by Moody’s and Standard & Poor’s as one factor in determining whether a tenant is creditworthy, our advisor also considers other factors in determining whether a tenant is creditworthy, for the purpose of meeting our investment objectives. Our advisor’s underwriting process considers information provided by third-party analytical services, such as Moody’s CreditEdge, along with our advisor’s own analysis of the financial condition of the tenant and/or the guarantor, the operating history of the property with the tenant, the tenant’s market share and track record within the tenant’s industry segment, the general health and outlook of the tenant’s industry segment, the strength of the tenant’s management team and the terms and length of the lease at the time of the acquisition.
Description of Leases
We expect, in most instances, to continue to acquire tenant properties with existing double-net or triple-net leases. “Net” leases mean leases that typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, maintenance, insurance and building repairs related to the property, in addition to the lease payments. Triple-net leases typically require the tenant to pay all costs associated with a property in addition to the base rent and percentage rent, if any, including capital expenditures for the roof and the building structure. Double-net leases typically hold the landlord responsible for the capital expenditures for the roof and structure, while the tenant is responsible for all lease payments and remaining operating expenses associated with the property. We expect that double-net and triple-net leases will help ensure the predictability and stability of our expenses, which we believe will result in greater predictability and stability of our cash distributions to stockholders. Not all of our leases will be net leases. With respect to our anchored shopping centers, we expect to continue to have a variety of lease arrangements with tenants. Since each lease is an individually negotiated contract between two or more parties, each lease will have different obligations of both the landlord and the tenant. Many large national tenants have standard lease forms that generally do not vary from property to property. We will have limited ability to revise the terms of leases to those tenants. We have acquired and may continue to acquire properties subject to “gross” leases. “Gross” leases means leases that typically require the tenant to pay a flat rental amount, and we would pay for all property charges regularly incurred as a result of our owning the property. When spaces in a property become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we anticipate entering into net leases.
We expect to enter into long-term leases that have terms of ten years or more; however, certain leases may have a shorter term. We may acquire properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is in an attractive location, if the property is difficult to replace, or if the property has other significant favorable real estate attributes. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases also will contain provisions that increase the amount of base rent payable at points during the lease term. We expect that many of our leases will contain periodic rent increases. Generally, the leases will require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. Tenants will be required to provide proof of insurance by furnishing evidence of insurance to our advisor on an annual basis. The evidence of insurance will be tracked and reviewed for compliance by our advisor’s personnel responsible for property and risk management.
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
We may enter into sale-leaseback transactions, pursuant to which we purchase properties and lease them back to the sellers of such properties. While we intend to use our best efforts to structure any such sale-leaseback transaction (as well as other leases) so that the lease will be characterized as a “true lease” and so that we are treated as the owner of the property for federal income tax purposes, the Internal Revenue Service (“IRS”) could challenge this characterization. In the event that any sale-leaseback transaction (or other leases) is re-characterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed and in certain circumstances we could lose our REIT status. See Part I, Item 1A — Risk Factors — Risks Related to Federal Income Taxes and Our Status as a REIT of this Annual Report on Form 10-K.
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
Investment Decisions
Our advisor has substantial discretion with respect to the selection of our specific investments, subject to our investment and borrowing policies, which are approved by our independent directors. In pursuing our investment objectives and making investment decisions on our behalf, our advisor evaluates the proposed terms of the investment against all aspects of the transaction, including the condition and financial performance of the asset, the terms of existing leases, the creditworthiness of the tenant or tenants, and property location and characteristics. Because the factors considered, including the specific weight we place on each factor, vary for each potential investment, we do not, and are not able to, assign a specific weight or level of importance to any particular factor.

Our advisor procures and reviews an independent valuation estimate on each and every proposed investment. In addition, our advisor, to the extent such information is available, considers the following:

•	tenant rolls and tenant creditworthiness;

•	a property condition report;

•	unit level store performance;

•	property location, visibility and access;

•	age of the property, physical condition and curb appeal;

•	local market conditions including vacancy rates and market rents;

•	area demographics, including trade area population and average household income;

•	neighborhood growth patterns and economic conditions;

•	presence of nearby properties that may positively or negatively impact store sales at the subject property; and

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
Conditions to Closing Our Acquisitions
Generally, we condition our obligation to close the purchase of any investment on the delivery and verification of certain documents from the seller or developer, including, where appropriate:

•	plans and specifications;

•	surveys;

•	evidence of marketable title, subject to such liens and encumbrances as are acceptable to our advisor;

•	financial statements covering recent operations of properties with operating histories;

•	title and liability insurance policies; and

•	estoppel certificates.
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
Joint Venture Investments
We have entered, and may continue to enter into joint ventures, partnerships, co-tenancies and other co-ownership arrangements with third parties, including affiliates of our advisor, for the acquisition, development or improvement of properties or the acquisition of other real estate-related investments. We may also enter into such arrangements with real estate developers, owners and other unaffiliated third parties for the purpose of developing, owning and operating real properties. In determining whether to invest in a particular joint venture, our advisor will evaluate the underlying real property or other real estate-related investment using the same criteria described above in “— Investment Decisions” for the selection of our real property investments. Our advisor also will evaluate the joint venture or co-ownership partner and the proposed terms of the joint venture or a co-ownership arrangement.
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

It is possible that joint venture partners may resist granting us a right of first refusal or may insist on a different methodology for unwinding the joint venture if one of the parties wishes to liquidate its interest.
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
In addition, we will seek to obtain a customary lender’s title insurance policy or commitment as to the priority of the mortgage or condition of the title. We will also consider the REIT requirements under the Internal Revenue Code of 1986, as amended (the “Code”), which may limit our ability to make certain loan investments. Because the factors considered, including the specific weight we place on each factor, will vary for each prospective loan investment, we do not, and are not able to, assign a specific weight or level of importance to any particular factor.
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
Additionally, we may acquire exchange traded funds, or ETFs, and mutual funds focused on REITs and real estate companies. To a lesser extent we may also invest in traded securities that are unrelated to real estate and make other investments or enter into transactions designed to limit our exposure to market volatility, illiquidity, interest rate or other risks related to our real-estate related, equity or debt, securities subject to complying with the REIT requirements under the Code.
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
At the same time, our advisor believes in utilizing leverage in a moderate fashion. Under our charter, we may not make or invest in mortgage loans, including construction loans, on any one property if the aggregate amount of all mortgage loans on such property would exceed an amount equal to 85% of the appraised value of such property unless substantial justification exists for exceeding such limit because of the presence of other underwriting criteria. Additionally, our charter limits our aggregate borrowings to 75% of the greater of cost (or 300% of net assets) (before deducting depreciation or other non-cash reserves) or market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Consistent with our advisor’s approach toward the moderate use of leverage, our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or market value of our gross assets, unless such borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. During the capital raising stage, our board of directors, including a majority of our independent directors has approved exceeding this limit because we are in the process of raising our equity capital to acquire our portfolio. After we have acquired a substantial portfolio, our advisor expects to target a leverage of 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2016 used to determine our estimated per share NAV. As of December 31, 2016, our ratio of debt to the cost (before deducting depreciation or other non-cash reserves) of our gross assets was 35.6% (34.6% including adjustment to debt for cash and cash equivalents), and our ratio of debt to the fair market value of our gross assets was 34.4%.
Our advisor uses its best efforts to obtain financing on the most favorable terms available to us. Under certain circumstances, lenders may have recourse to assets not securing the repayment of the indebtedness. Our advisor may elect to refinance properties during the term of a loan, but we expect this would occur only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing mortgage, when an existing mortgage matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of the refinancing may include increased cash flow resulting from reduced debt service requirements, an increase in dividend distributions from proceeds of the refinancing, if any, and an increase in property ownership if some refinancing proceeds are reinvested in real estate.
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
Disposition Policies
We intend to hold each property we acquire for an extended period, generally in excess of five years for retail properties and seven years for office and industrial properties. Holding periods for other real estate-related investments may vary. Regardless of intended holding periods, circumstances might arise that could cause us to determine to sell an asset before the end of the expected holding period if we believe the sale of the asset would be in the best interests of our stockholders. The determination of whether a particular asset should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing and projected economic conditions, current tenant rolls and tenant creditworthiness, whether, depending on the assets’ tax attributes, we could apply the proceeds from the sale of the asset to make other investments, whether disposition of the asset would increase cash flow, and whether the sale of the asset would be a prohibited transaction under the Internal Revenue Code or otherwise impact our status as a REIT for federal income tax purposes. The selling price of a property that is net leased will be determined in large part by the amount of rent payable under the lease and the remaining lease term(s). If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. During the year ended December 31, 2016, the Company had no dispositions. During the year ended December 31, 2015, we disposed of four retail properties and one anchored shopping center, for an aggregate gross sales price of $21.9 million and a gain of $5.6 million.
Acquisition of Properties from Affiliates of Cole Advisors
We may acquire properties or interests in properties from, or in co-ownership arrangements with, entities affiliated with Cole Advisors, including properties acquired from affiliates of Cole Advisors engaged in construction and development of commercial real properties. We will not acquire any property from an affiliate of Cole Advisors unless a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction determine that the transaction is fair and reasonable to us. The purchase price that we will pay for any property we acquire from affiliates of Cole Advisors, including property developed by an affiliate of Cole Advisors as well as property held by such an affiliate that has already been developed, will not exceed the current appraised value of the property. In addition, the price of the property we acquire from an affiliate of Cole Advisors may not exceed the cost of the property to the affiliate, unless a majority of our directors (including a majority of our independent directors) determine that substantial justification for the excess exists and the excess is reasonable. During the year ended December 31, 2016, we did not purchase any properties from affiliates of our advisor.
Conflicts of Interest
We are subject to various conflicts of interest arising out of our relationship with our advisor and its affiliates, including conflicts related to the arrangements pursuant to which we compensate our advisor and its affiliates. Certain conflict resolution procedures are set forth in our charter and disclosed in our prospectus with respect to the Offering.
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
Interests in Other Real Estate Programs and Other Concurrent Offerings
Affiliates of Cole Advisors act as an advisor to, and certain of our executive officers and one of our directors act as executive officers and/or directors of Cole Credit Property Trust IV, Inc. (“CCPT IV”), Cole Credit Property Trust V, Inc. (“CCPT V”), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”), and/or Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”), all of which are/or intend to be public, non-listed REITs offered, distributed and/or managed by affiliates of Cole Advisors. In addition, all of these programs primarily focus on the acquisition and management of commercial properties subject to long-term net leases to creditworthy tenants and have acquired or may acquire assets similar to ours. VEREIT, CCPT IV, and CCPT V focus primarily on the retail sector, while CCIT II and CCIT III focus primarily on the corporate office and industrial sectors. Nevertheless, the investment strategy used by each REIT would permit them to purchase certain properties that may also be suitable for our portfolio.
CCPT IV’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on January 26, 2012. CCIT II’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on September 17, 2013. CCPT IV and CCIT II are no longer offering shares for investment to the public as of the date of this Annual Report on Form 10-K. CCPT V’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on March 17, 2014. CCIT III’s initial public offering of up to $3.5 billion in shares of common stock of two classes was declared effective by the SEC on September 22, 2016.
VEREIT and other real estate programs sponsored by Cole Capital, including other real estate offerings in registration, could compete with us in the sale or operation of our assets. We will seek to achieve any operating efficiencies or similar savings that may result from affiliated management of competitive assets. However, to the extent such programs own or acquire property that is adjacent, or in close proximity, to a property we own, our property may compete with another programs property for tenants or purchasers.
Property acquisitions are allocated among VEREIT and the real estate programs sponsored by Cole Capital pursuant to an asset allocation policy. Additionally, for programs sponsored by Cole Capital that commenced operations on or after March 5, 2013, VEREIT retains a right of first refusal for all opportunities to acquire real estate and real estate-related assets or portfolios with a purchase price greater than $100 million. This right of first refusal applies to CCPT V, CCIT II and CCIT III, but does not apply to us or CCPT IV. In the event that an investment opportunity becomes available that may be suitable for both us and VEREIT or one or more other programs sponsored by Cole Capital, and for which more than one of such entities has sufficient uninvested funds, an allocation committee, which is comprised entirely of employees of our sponsor and its affiliates (the “Allocation Committee”), with oversight by the respective boards of directors, will examine the following factors, among others, in determining the entity for which the investment opportunity is most appropriate:
•the investment objective of each entity;
•the anticipated operating cash flows of each entity and the cash requirements of each entity;

•	the effect of the acquisition both on diversification of each entity’s investments by type of property, geographic area and tenant concentration;
•the amount of funds available to each program and the length of time such funds have been available for investment;
•the policy of each entity relating to leverage of properties;

•the income tax effects of the purchase to each entity; and
•the size of the investment.
If, in the judgment of the Allocation Committee, the investment opportunity may be equally appropriate for more than one program, then the entity that has had the longest period of time elapse since it was allocated an investment opportunity of a similar size and type (e.g., office, industrial, retail properties or anchored shopping centers) will be allocated such investment opportunity.
If a subsequent development, such as a delay in the closing of the acquisition or a delay in the construction of a property, causes any such investment, in the opinion of the Allocation Committee, to be more appropriate for an entity other than the entity that committed to make the investment, the Allocation Committee may determine that VEREIT or another program sponsored by Cole Capital will make the investment. Our board of directors has a duty to ensure that the method used for the allocation of the acquisition of properties by VEREIT or by other programs sponsored by Cole Capital seeking to acquire similar types of properties is applied fairly to us.
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
In addition, certain of our executive officers also serve as officers and/or directors of our advisor, our dealer manager and/or other affiliated entities. As a result, these individuals owe duties to these other entities, as applicable, which may conflict with the duties that he owes to us and our stockholders.
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
Employees
We have no direct employees. The employees of Cole Advisors and its affiliates provide services to us related to acquisitions and dispositions, property management, asset management, financing, accounting, investor relations and administration. The employees of CCC, our dealer manager, provide wholesale brokerage services.
We are dependent on our advisor and its affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that these companies are unable to provide these services to us, we would be required to obtain such services from other sources.
We reimburse Cole Advisors and its affiliates for expenses incurred in connection with its provision of administrative, acquisition, property management, asset management, financing, accounting and investor relations services, including personnel costs, subject to certain limitations. During the year ended December 31, 2016, $3.8 million was incurred for reimbursement of services provided by Cole Advisors and its affiliates in connection with the acquisition, management, and financing of our assets. Cole Advisors agreed to permanently waive its right to receive certain operating expense reimbursements, for a total amount of $1.3 million and $931,000, respectively, for the years ended December 31, 2015 and 2014.
Reportable Segment
We operate on a consolidated basis in our commercial properties segment. See Note 3 — Summary of Significant Accounting Policies to our consolidated financial statements in this Annual Report on Form 10-K.
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
Property Concentrations
As of December 31, 2016, no single tenant accounted for greater than 10% of our 2016 annualized rental income. Tenants in the discount store industry accounted for 12% of our 2016 annualized rental income. Additionally, we have certain geographic concentrations in our property holdings. In particular, as of December 31, 2016, seven of our properties were located in North Carolina and 10 were located in Ohio, with the properties in each state accounting for 12% and 11%, respectively, of our 2016 annualized rental income.
Environmental Matters
All real property and the operations conducted on real property are subject to federal, state and local laws, ordinances and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, the presence and release of hazardous substances and the remediation of any associated contamination. Federal, state and local laws in this area are constantly evolving, and we intend to take commercially reasonable steps to protect ourselves from the impact of these laws. We carry environmental liability insurance on our properties that will provide limited coverage for remediation liability and/or pollution liability for third-party bodily injury and/or property damage claims for which we may be liable.
We generally will not purchase any property unless and until we also obtain what is generally referred to as a “Phase I” environmental site assessment and are generally satisfied with the environmental status of the property. However, we may purchase a property without obtaining such assessment if our advisor determines the assessment is not necessary because there exists a recent Phase I environmental site assessment that we deem satisfactory. A Phase I environmental site assessment generally consists of a visual survey of the building and the property in an attempt to identify areas of potential environmental concerns, visually observing neighboring properties to assess surface conditions or activities that may have an adverse environmental impact on the property, interviewing the key site manager and/or property owner, contacting local governmental agency personnel and performing an environmental regulatory database search in an attempt to determine any known environmental concerns in, and in the immediate vicinity of, the property. A Phase I environmental site assessment does not generally include any sampling or testing of soil, ground water or building materials from the property and may not reveal all environmental hazards on a property.
In the event the Phase I environmental site assessment uncovers potential environmental problems with a property, our advisor will determine whether we will pursue the investment opportunity and whether we will have a “Phase II” environmental site assessment performed. The factors we may consider in determining whether to conduct a Phase II environmental site assessment include, but are not limited to, (1) the types of operations conducted on the property and surrounding properties, (2) the time, duration and materials used during such operations, (3) the waste handling practices of any tenants or property owners, (4) the potential for hazardous substances to be released into the environment, (5) any history of environmental law violations on the subject property and surrounding property, (6) any documented environmental releases, (7) any observations from the consultant that conducted the Phase I environmental site assessment, and (8) whether any party (e.g., surrounding property owners, prior owners or tenants) may be responsible for addressing the environmental conditions. We will determine whether to conduct a Phase II environmental site assessment on a case by case basis.
We have acquired and we expect that some of the properties that we continue to acquire may contain, at the time of our investment, or may have contained prior to our investment, storage tanks for the storage of petroleum products and other hazardous or toxic substances. All of these operations create a potential for the release of petroleum products or other hazardous or toxic substances. Some of our properties may be adjacent to or near other properties that have contained or currently contain storage tanks used to store petroleum products or other hazardous or toxic substances. In addition, certain of our properties may be on or adjacent to or near other properties upon which others, including former owners or tenants of our properties, have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous or toxic substances.
From time to time, we may acquire properties, or interests in properties, with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are significant and quantifiable and that the acquisition will yield a superior risk-adjusted return. In such an instance, we will estimate the costs of environmental investigation, clean-up and monitoring in determining the purchase price. Further, in connection with property dispositions, we may agree to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties.
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
Since we have not identified all of the specific properties that we may purchase with future offering proceeds, this is a “blind pool.” Our stockholders will not be able to evaluate the economic merit of our additional investments until after these investments have been made. As a result, an investment in our shares is speculative.
Our stockholders should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stages of development. To be successful in this market, we and our advisor must, among other things:

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
The method for calculating our NAV, including the components that are used in calculating our NAV, is not prescribed by rules of the SEC or any state securities regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish NAV solely for purposes of establishing the daily price at which we will sell and redeem classes of shares of our common stock and our stockholders should not view our NAV as a measure of our historical or future financial condition or performance. The components and methodology that are used by our independent fund accountant in calculating our NAV may differ from those used by other companies now or in the future.
In addition, our NAV calculations, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with GAAP. These valuations, which are based on market values that assume a willing buyer and seller, may differ from liquidation values that could be realized in the event that we were forced to sell assets.
An investment in shares of our common stock has limited liquidity and we are not required, through our charter or otherwise, to provide for a liquidity event. There is no public market for our shares of common stock and our limited redemption program may not have sufficient liquidity at all times to redeem stockholders’ shares. As a result, our stockholders’ should purchases their shares as a long-term investment.
There is no current public market for shares of our common stock, we do not expect that a public market will ever develop and our charter does not require a liquidity event at a fixed time in the future. Therefore, redemption of shares by us will likely be the only way for our stockholders to dispose of their shares. While we designed our redemption plan to allow stockholders to request redemptions, on any business day, of all or any portion of their shares, our ability to fulfill redemption requests is subject to a number of limitations. Most significantly, the vast majority of our assets consist, and will consist in the future, of commercial real estate properties, which cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Further, the redemption program is subject to quarterly redemption limits and to protect our operations, our status as a REIT, and our non-redeeming stockholders, our board of directors may modify or suspend our redemption program or limit stockholder redemptions. Additionally, subject to limited exceptions, shares of our common stock redeemed within 365 days of the date of purchase may be subject to a short-term trading fee of 2% of the aggregate NAV per share of such shares redeemed. As a result, our stockholders’ ability to have their shares redeemed by us may be limited, and our shares should be considered a potentially long-term investment with limited liquidity.
Our board of directors may modify or suspend our redemption plan, which may limit our stockholders’ ability to redeem their shares.
Our board of directors, including a majority of independent directors, may modify or suspend our redemption plan in its discretion if it believes that such action is in the interests of our stockholders. For instance, our board of directors may modify or suspend our redemption plan to prevent an undue burden on our liquidity or to preserve our status as a REIT. As a result, our stockholders may not always be able to redeem their shares and an investment in our shares should be considered a potentially long-term investment with limited liquidity.
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
We have not established a minimum distribution payment level, and our ability to make distributions to our stockholders may be adversely affected by a number of factors, including the risk factors described herein. Our board of directors will make determinations regarding distributions based upon, among other factors, our financial performance, our debt service obligations, our debt covenants, and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our stockholders are:

•	the limited size of our real estate portfolio;

•	our inability to invest, on a timely basis and in attractive commercial properties, the proceeds from sales of our shares;

•	our inability to realize attractive risk-adjusted returns on our investments;

•	unanticipated expenses or reduced revenues that reduce our cash flow or non-cash earnings;

•	defaults in our investment portfolio or decreases in the value of our properties; and

•	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.
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
To continue to qualify for taxation as a REIT, we are required to distribute annually to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding certain non-cash items and net capital gains. To the extent we satisfy the 90% distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified under the Code.
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
To the extent that cash flow from operations is insufficient to pay distributions or to fund redemptions, we may pay all or some of our distributions and fund all or some of our redemptions from borrowings by the REIT, proceeds from the offering of our securities or proceeds from the sale of assets, and we have no limits on the amounts we may pay from such other sources. The payment of distributions and redemptions from sources other than cash flow from operations may reduce the amount of capital we have available to invest in real estate, negatively impact the value of an investment in our common stock and reduce the overall return. We expect that, from time to time, we may declare distributions and/or fund redemptions that exceed our cash flows from operations and in anticipation of future cash flows.
During the year ended December 31, 2016, we paid distributions of $12.5 million, including $6.0 million through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the year ended December 31, 2016 was $8.3 million and reflected a reduction for real estate acquisition-related expenses incurred of $3.3 million. The distributions paid during the year ended December 31, 2016, including shares issued pursuant to the DRIP, were covered by cash flows from operating activities, including cash flows from operating activities from prior periods of $10.0 million or 80% and proceeds from the Offering of $2.5 million or 20%.
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
We have experienced net losses in the past (calculated in accordance with GAAP) and we may not be profitable or realize growth in the value of our investments. Many of our losses can be attributed to start-up costs, general and administrative expenses, depreciation and amortization, as well as acquisition expenses incurred in connection with purchasing properties or making other investments. The extent of our future operating losses and the timing of when we will achieve profitability are uncertain, and together depend on the demand for, and value of, our portfolio of properties. We may never achieve or sustain profitability. For a further discussion of our operational history and the factors affecting our losses, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K and our accompanying consolidated financial statements and notes thereto.
An inability to restore or enter into selling agreements with key broker-dealers would impact our ability to raise capital in the near term.
VEREIT became the indirect parent of our sponsor, our advisor, our dealer manager and our property manager as a result of the merger of Cole Real Estate Investments, Inc. and VEREIT on February 7, 2014. On October 29, 2014, VEREIT announced that, as a result of preliminary findings of an independent investigation being conducted by its audit committee, certain of VEREIT’s financial statements should no longer be relied upon. Subsequently, our dealer manager was advised by several of the broker-dealers participating in offerings sponsored by Cole Capital that they would suspend their selling dealer agreements with our dealer manager with respect to such offerings, and by certain prospective broker-dealers that, for a period of time, they would suspend their initial review of offerings sponsored by Cole Capital prior to entering into a selling dealer agreement with our dealer manager.
In March 2015, VEREIT announced the conclusions of the investigation and restated VEREIT’s financial statements for the year ended December 31, 2013 and the first and second quarters of 2014. VEREIT also reported the remedial actions it had taken and was continuing to take in response to the findings, and that the investigation did not identify any changes to the financial statements or operations of the Cole Capital sponsored non-listed REITs. In February 2016, VEREIT filed its annual report on Form 10-K for the year ended December 31, 2015, in which VEREIT’s management concluded that all of the material weaknesses disclosed in VEREIT’s annual report for the fiscal year ended December 31, 2014 had been fully remediated; however, there can be no guarantee as to the effectiveness of VEREIT’s disclosure controls and procedures and there can be no assurance that VEREIT’s internal control over financial reporting will not be subject to material weaknesses in the future.

The suspension of selling agreements by broker-dealers participating in offerings sponsored by Cole Capital including the Company, has had a negative impact on our ability to raise capital. VEREIT has reported that it is committed to supporting the efforts of our sponsor, Cole Capital, to restore relationships with broker-dealers participating in offerings sponsored by Cole Capital, including the Offering. If our sponsor’s efforts are not successful and broker-dealers do not otherwise enter into selling agreements with our dealer manager, or are delayed in entering into selling agreements with our dealer manager, we may not be able to raise a substantial amount of capital. If we are not able to raise a substantial amount of capital, we may have difficulty in identifying and purchasing suitable properties on attractive terms in order to meet our investment objectives and may be unable to reduce our leverage profile. Additionally, this could impact our ability to obtain financing. This could also adversely affect our ability to pay regular distributions from cash flow from operations to investors.
We may suffer from delays if our advisor is not able to locate suitable investments, which could adversely affect our ability to pay distributions and to achieve our investment objectives.
If we are able to raise capital quickly during the Offering, we may have difficulty in identifying and purchasing suitable commercial real estate properties in a timely and efficient fashion. This may impact the value of our stockholders’ investment in our common stock and our ability to pay distributions to our stockholders.
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
Our participation in a co-ownership arrangement could subject us to risks that otherwise may not be present in other real estate investments, which could result in litigation or other potential liabilities that could increase our costs and negatively affect our results of operations.
We may enter in co-ownership arrangements with respect to a portion of the properties we acquire. Co-ownership arrangements involve risks generally not otherwise present with an investment in real estate and could result in litigation or other potential liabilities, such as the following:

•	the risk that a co-owner may at any time have economic or business interests or goals that are or become inconsistent with our business interests or goals;

•	the risk that a co-owner may be in a position to take action contrary to our instructions or requests or our policies or objectives or status as a REIT;

•
the possibility that an individual co-owner might become insolvent or bankrupt, or otherwise default under any mortgage loan financing documents applicable to the property, which may constitute an event of default under all of the applicable mortgage loan financing documents, result in a foreclosure and the loss of all or a substantial portion of the investment made by the co-owner, or allow the bankruptcy court to reject the agreements entered into by the co-owners owning interests in the property;

•
the possibility that a co-owner might not have adequate liquid assets to make cash advances that may be required in order to fund operations, maintenance and other expenses related to the property, which could result in the loss of current or prospective tenants and otherwise adversely affect the operation and maintenance of the property, could cause a default under any mortgage loan financing documents applicable to the property and result in late charges, penalties and interest, and could lead to the exercise of foreclosure and other remedies by the lender;

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
Uninsured losses or losses in excess of our insurance coverage could materially adversely affect our financial condition and cash flows, and there can be no assurance as to future costs and the scope of coverage that may be available under insurance policies.
We carry comprehensive liability, fire, extended coverage, and rental loss insurance covering all of the properties in our portfolio under one or more blanket insurance policies with policy specifications, limits and deductibles customarily carried for similar properties. In addition, we carry professional liability and directors’ and officers’ insurance, and cyber liability insurance. We select policy specifications and insured limits that we believe are appropriate and adequate given the relative risk of loss, insurance coverages provided by tenants, the cost of the coverage and industry practice. There can be no assurance, however, that the insured limits on any particular policy will adequately cover an insured loss if one occurs. If any such loss is insured, we may be required to pay a significant deductible on any claim for recovery of such a loss prior to our insurer being obligated to reimburse us for the loss, or the amount of the loss may exceed our coverage for the loss. In addition, we may reduce or discontinue terrorism, earthquake, flood or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. Our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage as the market value of our portfolio increases.
Further, we do not carry insurance for certain losses, including, but not limited to, losses caused by riots or war. Certain types of losses may be either uninsurable or not economically insurable, such as losses due to earthquakes, riots or acts of war. If we experience a loss that is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. In addition, we carry several different lines of insurance, placed with several large insurance carriers. If any one of these large insurance carriers were to become insolvent, we would be forced to replace the existing insurance coverage with another suitable carrier, and any outstanding claims would be at risk for collection. In such an event, we cannot be certain that we would be able to replace the coverage at similar or otherwise favorable terms. As a result of any of the situations described above, our financial condition and cash flows may be materially and adversely affected.
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

The U.S. Department of Labor has issued a final regulation revising the definition of “fiduciary” and the scope of “investment advice” under Employee Retirement Income Security Act (“ERISA”), which may have a negative impact on our ability to raise capital.
On April 8, 2016, the U.S. Department of Labor issued a final regulation relating to the definition of a fiduciary under ERISA and Section 4975 of the Internal Revenue Code. The final regulation broadens the definition of fiduciary by expanding the range of activities that would be considered to be fiduciary investment advice under ERISA and is accompanied by new and revised prohibited transaction exemptions relating to investments by employee benefit plans subject to Title I of ERISA or retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (including IRAs). The final regulation and the related exemptions were expected to become applicable for investment transactions on and after April 10, 2017, but generally would not apply to purchases of our shares before that date. However, on February 3, 2017, the President asked for additional review of this regulation and, on March 1, 2017, the U.S. Department of Labor proposed a 60-day delay of the applicability date of the final regulation (and accompanying exemption) from April 10, 2017 to June 9, 2017 in order for the department to conduct this review. This proposed delay has not been finalized as of the date of this Annual Report, and the results of the additional review are unknown as of the date of this Annual Report. The final regulation and the accompanying exemptions are complex, and plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding this development. The final regulation could have negative implications on our ability to raise capital from potential investors, including those investing through IRAs.
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
Our advisor and its affiliates, including our dealer manager, will face conflicts of interest caused by their compensation arrangements with us, including significant compensation that may be required to be paid to our advisor if our advisor is terminated, which could result in actions that are not in the long-term best interests of our stockholders.
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
We do not have a direct contractual relationship with the sub-advisor. Therefore, it may be difficult for us to take enforcement action against the sub-advisor if its actions, performance or non-performance do not comply with the agreement.

Our advisor has engaged its sub-advisor to select liquid investments pursuant to a sub-advisory agreement between our advisor and its sub-advisor. We are not a party to the agreement with the sub-advisor. Therefore, we are dependent upon our advisor to manage and monitor the sub-advisor effectively. The sub-advisor may take actions that are not in our best interest, which could cause our performance to suffer, and as we are not a party to the agreement with the sub-advisor, we are limited in our ability to enforce that agreement.
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
Our advisor faces conflicts of interest with respect to the allocation of investment opportunities between us and other real estate programs that are managed by affiliates of our advisor.
CCPT IV, CCPT V, CCIT II, CCIT III and VEREIT have characteristics, including targeted investment types, investment objectives and criteria, substantially similar to ours. As a result, we may be seeking to acquire properties and real estate-related investments at the same time as VEREIT or one or more of the other real estate programs sponsored by Cole Capital and managed by officers and key personnel of our advisor and/or its affiliates, and these other programs sponsored by Cole Capital may use investment strategies and have investment objectives that are similar to ours. Certain of our executive officers and the executive officers of our advisor also are executive officers of VEREIT and other REITs sponsored by Cole Capital and/or their advisors, the general partners of other private investment programs sponsored by Cole Capital and/or the advisors or fiduciaries of other real estate programs sponsored by Cole Capital. Property acquisitions are allocated among VEREIT and the real estate programs sponsored by Cole Capital pursuant to an asset allocation policy. There is a risk that the allocation of investment properties may result in our acquiring a property that provides lower returns to us than a property purchased by VEREIT or another real estate program sponsored by Cole Capital. In addition, we have acquired, and may continue to acquire, properties in geographic areas where VEREIT or other real estate programs sponsored by Cole Capital own properties. If one of these other real estate programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. Similar conflicts of interest may arise if our advisor recommends that we make or purchase mortgage loans or participations in mortgage loans, since VEREIT or other real estate programs sponsored by Cole Capital may be competing with us for these investments.
Our officers and our advisor, including its key personnel and officers, face conflicts of interest related to the positions they hold with affiliated and unaffiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to our stockholders.

Our president and chief executive officer, Glenn J. Rufrano, who also serves as one of our directors, is the chief executive officer and a director of VEREIT and an officer and/or director of Cole Capital, our advisor, other real estate programs sponsored by Cole Capital and/or one or more entities affiliated with our advisor. In addition, our chief financial officer and treasurer, Nathan D. DeBacker, is also an officer of other real estate programs sponsored by Cole Capital. In addition, our advisor and its key personnel are also key personnel of other real estate programs that have investment objectives, targeted assets, and legal and financial obligations similar to ours and/or the advisor to such programs, and they may have other business interests as well. As a result, these individuals have duties to us and our stockholders, as well as to these other entities and their stockholders, members and limited partners, in addition to business interests in other entities. Duties to such other entities and persons may create conflicts with the duties that they owe to us and our stockholders. There is a risk that their loyalties to these other entities and persons could result in actions or inactions that are adverse to our business and violate their duties to us and our stockholders, which could harm the implementation of our investment strategy and our investment and leasing opportunities.
Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) the timing and terms of the investment in or sale of an asset, (4) development of our properties by affiliates, (5) investments with affiliates of our advisor, (6) compensation to our advisor and its affiliates, and (7) our relationship with, and compensation to, our dealer manager. Even if these persons do not violate their duties to us and our stockholders, they will have competing demands on their time and resources and may have conflicts of interest in allocating their time and resources between our business and these other entities. Should such persons devote insufficient time or resources to our business, returns on our investments may suffer.
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
Our success depends to a significant degree upon certain key personnel of our advisor. If our advisor loses or is unable to attract and retain key personnel, our ability to achieve our investment objectives could be delayed or hindered, which could adversely affect our ability to pay distributions to our stockholders and the value of their investment.
Our success depends to a significant degree upon the contributions of certain executive officers and other key personnel of our sponsor and our advisor. We cannot guarantee that all of these key personnel, or any particular person, will remain affiliated with us, our sponsor and/or our advisor. If any of our key personnel were to cease their affiliation with our advisor, our operating results could suffer. We believe that our future success depends, in large part, upon our advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our stockholders that our sponsor or advisor will be successful in attracting and retaining such skilled personnel. If our advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investment may decline.
Our board of directors will generally not approve, in advance, the investment decisions made by our advisor.
Our board of directors has approved investment guidelines that delegate to our advisor the authority to execute (1) real estate property acquisitions and dispositions and (2) investments in other real estate-related assets, and to (3) contract with a sub-advisor to purchase and sell liquid assets, liquid real estate-related securities, cash and cash equivalents, in each case so long as such investments are consistent with our investment guidelines. As a result, our advisor has substantial latitude within these broad parameters in determining the types of assets that are proper investments for us. Our directors generally do not review, in advance, the investment decisions made by our advisor or sub-advisor. Instead, our directors review our investment guidelines on an annual basis and our investment portfolio on a quarterly basis or, in each case, as often as they deem appropriate. In conducting these periodic reviews, our directors rely primarily on information provided to them by our advisor. Furthermore, transactions entered into on our behalf by our advisor may be costly, difficult or impossible to unwind when they are subsequently reviewed by our board of directors.

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
Our advisor faces conflicts of interest relating to joint ventures or other co-ownership arrangements that we may enter into with VEREIT or real estate programs sponsored by Cole Capital, which could result in a disproportionate benefit to VEREIT or another real estate program sponsored by Cole Capital.
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
In the event we enter into joint venture or other co-ownership arrangements with VEREIT or another real estate program sponsored by Cole Capital, our advisor and its affiliates may have a conflict of interest when determining when and whether to buy or sell a particular property, or to make or dispose of another real estate-related investment. In addition, if we become listed for trading on a national securities exchange, we may develop more divergent goals and objectives from any affiliated co-venturer or co-owner that is not listed for trading. In the event we enter into a joint venture or other co-ownership arrangement with another real estate program sponsored by Cole Capital that has a term shorter than ours, the joint venture may be required to sell its properties earlier than we may desire to sell the properties. Even if the terms of any joint venture or other co-ownership agreement between us and VEREIT or another real estate program sponsored by Cole Capital grants us the right of first refusal to buy such properties, we may not have sufficient funds or borrowing capacity to exercise our right of first refusal under these circumstances. We have adopted certain procedures for dealing with potential conflicts of interest as further described in Part I, Item 1. Business — Conflicts of Interest included elsewhere in this Annual Report on Form 10-K.
Risks Related to Investments in Real Estate
To the extent we acquire industrial properties, the demand for and profitability of our industrial properties may be adversely affected by fluctuations in manufacturing activity in the United States.
We may invest in industrial properties that share some of the same core characteristics as our other commercial properties. To the extent we acquire industrial properties, such properties may be adversely affected if manufacturing activity decreases in the United States. Trade agreements with foreign countries have given employers the option to utilize less expensive non-U.S. manufacturing workers. The outsourcing of manufacturing functions could lower the demand for our industrial properties. Moreover, an increase in the cost of raw materials or decrease in the demand for housing could cause a slowdown in manufacturing activity, such as furniture, textiles, machinery and chemical products, and our profitability may be adversely affected.
If a major tenant declares bankruptcy, we may be unable to collect balances due under relevant leases, which could have a material adverse effect on our financial condition and ability to pay distributions to our stockholders.
The bankruptcy or insolvency of our tenants may adversely affect the income produced by our properties. Under bankruptcy law, a tenant cannot be evicted solely because of its bankruptcy and has the option to assume or reject any unexpired lease. If the tenant rejects the lease, any resulting claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. Our claim against the bankrupt tenant for unpaid and future rent will be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and it is unlikely that a bankrupt tenant that rejects its lease would pay in full amounts it owes us under the lease. Even if a lease is assumed and brought current, we still run the risk that a tenant could condition lease assumption on a restructuring of certain terms, including rent, that would have an adverse impact on us. Any shortfall resulting from the bankruptcy of one or more of our tenants could adversely affect our cash flows and results of operations and could cause us to reduce the amount of distributions to our stockholders and unitholders.
In addition, the financial failure of, or other default by, one or more of the tenants to whom we have exposure could have an adverse effect on the results of our operations. While we evaluate the creditworthiness of our tenants by reviewing available financial and other pertinent information, there can be no assurance that any tenant will be able to make timely rental payments or avoid defaulting under its lease. If any of our tenants’ businesses experience significant adverse changes, they may fail to make rental payments when due, close a number of stores, exercise early termination rights (to the extent such rights are available to the tenant) or declare bankruptcy. A default by a significant tenant or multiple tenants could cause a material reduction in our revenues and operating cash flows. In addition, if a tenant defaults, we may incur substantial costs in protecting our investment.
If a sale-leaseback transaction is re-characterized in a tenant’s bankruptcy proceeding, our financial condition could be adversely affected.
We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback might be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our financial condition, cash flow and the amount available for distributions to our stockholders.
If the sale-leaseback were re-characterized as a financing, we would not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, we and our tenant could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the tenant relating to the property.
We have assumed, and in the future may assume, liabilities in connection with our property acquisitions, including unknown liabilities.
We have assumed existing liabilities, some of which may have been unknown or unquantifiable at the time of the transaction. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants or other persons dealing with the sellers prior to our acquisition of the properties, tax liabilities, and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. If the magnitude of such unknown liabilities is high, either singly or in the aggregate, it could adversely affect our business, financial condition, liquidity and results of operations.
We are primarily dependent on single-tenant leases for our revenue and, accordingly, if we are unable to renew leases, lease vacant space, including vacant space resulting from tenant defaults, or re-lease space as leases expire on favorable terms or at all, our financial condition could be adversely affected.
Our portfolio is primarily comprised of freestanding, single-tenant commercial properties that are net leased to a single tenant. Therefore, the financial failure of, or other default by, a significant tenant or multiple tenants could cause a material reduction in our revenues and operating cash flows. In addition, to the extent that we enter into a master lease with a particular tenant, the termination of such master lease could affect each property subject to the master lease, resulting in the loss of revenue from all such properties.
We cannot assure our stockholders that our leases will be renewed or that we will be able to lease or re-lease the properties on favorable terms, or at all, or that lease terminations will not cause us to sell the properties at a loss. Any of our properties that become vacant could be difficult to re-lease or sell. We have and may continue to experience vacancies either by the default of a tenant under its lease or the expiration of one of our leases. We typically must incur all of the costs of ownership for a property that is vacant. Upon or pending the expiration of leases at our properties, we may be required to make rent or other concessions to tenants, or accommodate requests for renovations, remodeling and other improvements, in order to retain and attract tenants. Certain of our properties may be specifically suited to the particular needs of a tenant (e.g., a retail bank branch or distribution warehouse) and major renovations and expenditures may be required in order for us to re-lease the space for other uses. If the vacancies continue for a long period of time, we may suffer reduced revenues and increase costs, resulting in less cash available for distribution to our stockholders. If we are unable to renew leases, lease vacant space, including vacant space resulting from tenant defaults, or re-lease space as leases expire on favorable terms or at all, our financial condition could be adversely affected.
We are subject to geographic and industry concentrations that make us more susceptible to adverse events with respect to certain tenants, geographic areas or industries.
As of December 31, 2016, we had derived approximately:

•	12% and 11% of our 2016 annualized rental income from tenants in North Carolina and Ohio; and

•	12% of our 2016 annualized rental income from tenants in the discount store industry.
Any adverse change in the financial condition of a tenant with whom we may have a significant credit concentration now or in the future, or any downturn of the economy in any state or industry in which we may have a significant credit concentration now or in the future, could result in a material reduction of our cash flows or material losses to us.
Our net leases may require us to pay property-related expenses that are not the obligations of our tenants.
Under the terms of the majority of our net leases, in addition to satisfying their rent obligations, our tenants are responsible for the payment or reimbursement of property expenses such as real estate taxes, insurance and ordinary maintenance and repairs. However, under the provisions of certain existing leases and leases that we may enter into in the future with our tenants, we may be required to pay some or all of the expenses of the property, such as the costs of environmental liabilities, roof and structural repairs, real estate taxes, insurance, certain non-structural repairs and maintenance. If our properties incur significant expenses that must be paid by us under the terms of our leases, our business, financial condition and results of operations may be adversely affected and the amount of cash available to meet expenses and to pay distributions to stockholders may be reduced.
Our portfolio of properties includes retail properties. Our performance, therefore, is linked to the market for retail space generally and a downturn in the retail market could have an adverse effect on the value of an investment in our common stock.
The market for retail space has been and could be adversely affected by weaknesses in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, excess amounts of retail space in a number of markets and competition for tenants with other shopping centers in our markets. Customer traffic to these shopping areas may be adversely affected by the closing of stores in the same shopping center, or by a reduction in traffic to these stores resulting from a regional economic downturn, a general downturn in the local area where our store is located, or a decline in the desirability of the shopping environment of a particular shopping center. A reduction in customer traffic could have an adverse effect on our business, financial condition and results of operations.
Increased competition from alternative retail channels could adversely impact our retail tenants’ profitability and ability to make timely lease payments to us.
Traditional retailers face increasing competition from alternative retail channels, including internet-based retailers and other forms of e-commerce, factory outlet centers, wholesale clubs, mail order catalogs and television shopping networks. The increasing competition from such alternative retail channels could adversely impact our retail tenants’ profitability and ability to make timely lease payments to us. If our retail tenants are unable to make timely lease payments to us, our operating cash flows could be adversely affected.

Adverse economic, regulatory and geographic conditions that have an impact on the real estate market in general may prevent us from being profitable or from realizing growth in the value of our real estate properties.
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
Any deterioration of domestic or international financial markets could impact the availability of credit or contribute to rising costs of obtaining credit and therefore, could have the potential to adversely affect the value of our properties and other investments, the availability or the terms of financing that we may anticipate utilizing, our ability to make principal and interest payments on, or refinance, certain property acquisitions or refinance any debt at maturity, and/or, for our leased properties, the ability of our tenants to enter into new leasing transactions or satisfy their obligations, including the payment of rent, under existing leases. The market environment also could affect our operating results and financial condition as follows:

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

We may be unable to secure funds for leasing commissions, future tenant improvements or capital needs, which could adversely impact our ability to pay cash distributions to our stockholders.
When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for leasing commissions, tenant improvements and tenant refurbishments to the vacated space. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs and other expenses, we could be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. If we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain funds from available sources, if any, including operating cash flows, borrowings sales from offerings of our securities, or property sales. The use of cash from these sources may reduce the amount of capital we have available to invest in real estate, negatively impact the value of an investment in our common stock and reduce overall return. If additional capital is not available, this may adversely impact the value of the properties and our ability to attract new tenants.
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
We derive a significant portion of our rental income from rent received from our tenants. We seek to lease the rentable square feet at our real estate properties to creditworthy tenants. However, if a tenant experiences a downturn in its business or other types of financial distress, it may be unable to make timely rental payments. Also, when our tenants decide not to renew their leases or terminate early, we may not be able to re-let the space. Even if tenants decide to renew or lease new space, the terms of renewals or new leases, including the cost of required renovations or concessions to tenants, may be less favorable to us than current lease terms. As a result, our net income or loss and ability to pay distributions to stockholders could be adversely affected. In addition, the presence of hazardous or toxic substances on our real estate properties may adversely affect our ability to lease such property.

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
Our investments in properties where the underlying tenant has a below investment grade credit rating, as determined by major credit rating agencies, or has an unrated tenant may have a greater risk of default.
As of December 31, 2016, approximately 58.0% of our tenants were not rated or did not have an investment grade credit rating from a major ratings agency or were not affiliates of companies having an investment grade credit rating. Our investments with such tenants may have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants. When we invest in properties where the tenant does not have a publicly available credit rating, we will use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes reviewing the tenant’s financial information (i.e., financial ratios, net worth, revenue, cash flows, leverage and liquidity). If our lender or a credit rating agency disagrees with our ratings estimates, or our ratings estimates are otherwise inaccurate, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.
A lock-out provision is a provision that prohibits the prepayment of a loan during a specified period of time. Lock-out provisions may include terms that provide strong financial disincentives for borrowers to prepay their outstanding loan balance and exist in order to protect the yield expectations of investors. We expect that many of our properties that become subject to loans will be subject to lock-out provisions. Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties when we may desire to do so. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of our shares relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.
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
We routinely evaluate our real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and lease structure. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. Since our investment focus is on properties net leased to a single tenant, the financial failure of, or other default by, a single tenant under its lease may result in a significant impairment loss. If we determine that an impairment has occurred, we would be required to make a downward adjustment to the net carrying value of the property, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded. Negative developments in the real estate market may cause management to reevaluate the business and macro-economic assumptions used in its impairment analysis. Changes in management’s assumptions based on actual results may have a material impact on the Company’s financial statements.
We may obtain only limited warranties when we purchase a property and typically have only limited recourse in the event our due diligence did not identify any issues that lower the value of our property.
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
We have and may continue to co-invest in the future with third parties through partnerships or other entities, which we collectively refer to as joint ventures, acquiring non-controlling interests in or sharing responsibility for managing the affairs of the joint venture. In such event, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their required capital contributions. Co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers.
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
Real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. We could be subject to liability in the form of fines or damages for noncompliance with these laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of hazardous materials, the remediation of contaminated property associated with the disposal of solid and hazardous materials and other health and safety-related concerns.
From time to time, we may acquire properties, or interests in properties, with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are quantifiable and that the acquisition will yield an attractive risk-adjusted return. In such an instance, we will estimate the costs of environmental investigation, clean-up and monitoring, and factor them into the amount we will pay for such properties. Further, in connection with property dispositions, we may agree to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties.
Our properties are subject to the Americans with Disabilities Act of 1990, as amended (the “ADA”). Under the ADA, all places of public accommodation must meet federal requirements related to access and use by persons with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Additional or new federal, state and local laws also may require modifications to our properties, or restrict our ability to renovate properties. We will attempt to acquire properties that comply with the ADA and other similar legislation or place the burden on the seller or other third party, such as a tenant, to the extent possible, to ensure compliance with such legislation. However, we cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, or if changes to the ADA mandate further changes to our properties, then our funds used for ADA compliance may reduce cash available for distributions and the amount of distributions to our stockholders.
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
If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flow from operations.
In some instances, we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default on its obligations under the financing, which could negatively impact cash flow from operations. Even in the absence of a purchaser default, the distribution of sale proceeds or their reinvestment in other assets will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price, and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to our stockholders.
Changes in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential tenants, which could reduce overall demand for our leasing services.
Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on its balance sheet. If the lease does not meet the criteria for a capital lease, the lease is to be considered an operating lease by the tenant, and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. The Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board conducted a joint project to re-evaluate lease accounting. In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASU 2016-02”), which will require that a tenant recognize assets and liabilities on the balance sheet for all leases with a lease term of more than 12 months, with the result being the recognition of a right of use asset and a lease liability and the disclosure of key information about the entity's leasing arrangements. These and other potential changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how our real estate leasing business is conducted. For example, with the ASU 2016-02 revision, companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets under current practice could be reduced or eliminated. This impact in turn could make it more difficult for us to enter into leases on terms we find favorable. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2016-02 will have on its consolidated financial statements.

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
We have financed, and intend to continue to finance, a portion of the purchase price of properties by borrowing funds. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the cost of our properties before non-cash reserves and depreciation. Our board of directors, including our independent directors has adopted a policy limiting our borrowing to 60%, absent special approval by a majority of our independent directors. As of the date of this Annual Report on Form 10-K, we have sought and received approval of our independent directors to exceed this limit because we are currently in the process of raising our equity capital to acquire our portfolio.
In addition, we may incur mortgage debt and pledge some or all of our properties as security for that debt to obtain funds to acquire additional properties or for working capital. We may also obtain lines of credit to provide a flexible borrowing source which generally will allow us to borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. Furthermore, we may borrow under lines of credit if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes or avoid taxes on undistributed income.
High debt levels will cause us to incur higher interest charges, which would result in higher debt service payments and could be accompanied by restrictive covenants. If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on that property, then the amount available for distributions to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of an investment in our common stock. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. In such event, we may be unable to pay the amount of distributions required in order to maintain our qualification as a REIT. We may give full or partial guarantees to lenders of recourse mortgage debt to the entities that own our properties. If we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity and with respect to any such property that is vacant, potentially be responsible for any property-related costs such as real estate taxes, insurance and maintenance, which costs will likely increase if the lender does not timely exercise its remedies. If any mortgage contains cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected, which could result in us losing our REIT status and would result in a decrease in the value of our stockholders’ investment.
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
Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our stockholders.
We have incurred indebtedness, and in the future may incur additional indebtedness, that bears interest at a variable rate. To the extent that we incur variable rate debt, increases in interest rates could increase our interest costs, which would reduce our operating cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.
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
We cannot assure our stockholders that our business will generate sufficient cash flow from operations or that future sources of cash will be available to us in an amount sufficient to enable us to pay amounts due on our indebtedness or to fund our other liquidity needs.
Additionally, if we incur additional indebtedness in connection with any future acquisitions or development projects or for any other purpose, our debt service obligations could increase. We may need to refinance all or a portion of our indebtedness before maturity. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things:

•	our financial condition and market conditions at the time;

•	restrictions in the agreements governing our indebtedness;

•	general economic and capital market conditions;

•	the availability of credit from banks or other lenders; and

•	our results of operations
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
In connection with providing us financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property or discontinue insurance coverage. In addition, loan documents may limit our ability to replace the property manager or terminate certain operating or lease agreements related to the property. These or other limitations may adversely affect our flexibility to make distributions to our stockholders and our ability to achieve our investment objectives.
If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to make distributions.
Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the particular property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the particular property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to our stockholders and the projected time of disposition of our assets.
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
Our stockholders’ interest in us will be diluted as we issue additional shares.
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
Subject to its fiduciary duties to stockholders, our board of directors may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms or conditions of redemption of any such stock without stockholder approval. Thus, our board of directors in the exercise of its business judgment could authorize the issuance of preferred stock with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might otherwise provide a premium price to holders of our common stock.
Our rights and the rights of our stockholders to recover claims against our directors and officers are limited, which could reduce our stockholders’ and our recovery against them if they cause us to incur losses.
Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, subject to any limitations required by the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (which we refer to as the “NASAA REIT Guidelines”), Maryland law and our charter provide that no director or officer shall be liable to us or our stockholders for monetary damages unless the director or officer (1) actually received an improper benefit or profit in money, property or services or (2) was actively and deliberately dishonest as established by a final judgment. Moreover, our charter requires us to indemnify our directors and officers, subject to any limitations required by the NASAA REIT Guidelines and Maryland law. As a result, we and our stockholders may have more limited rights against our directors or officers than might otherwise exist under common law, which could reduce our stockholders’ and our recovery from these persons if they act in a manner that causes us to incur losses.
Certain provisions of Maryland law could inhibit transactions or changes of control under circumstances that could otherwise provide stockholders with the opportunity to realize a premium.
Certain provisions of the Maryland General Corporation Law applicable to us prohibit business combinations with:

•	any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding voting stock, which we refer to as an “interested stockholder;”

•	an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was an interested stockholder; or

•	an affiliate of an interested stockholder.
These prohibitions last for five years after the most recent date on which the interested stockholder became an interested stockholder. Thereafter, any business combination with the interested stockholder or an affiliate of the interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of outstanding shares of our voting stock, and two-thirds of the votes entitled to be cast by holders of our outstanding shares other than shares of voting stock held by the interested stockholder. These requirements could have the effect of inhibiting a change in control even if a change in control were in our stockholders’ best interests. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that someone becomes an interested stockholder.
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
Risks Related to U.S. Federal Income Taxes and Our Status as a REIT
Failure to remain qualified as a REIT would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions.
We believe that our prior, current and proposed organization, ownership and method of operation has enabled and will enable us to meet the requirements for qualification and taxation as a REIT. However, we cannot assure investors in our common stock that we have qualified or will continue to qualify as such. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Code as to which there are only limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control. Future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT or the U.S. federal income tax consequences of such qualification.
If we fail to remain qualified as a REIT in any taxable year, or are determined to have lost our REIT status in a prior year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because:

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
In addition, if we fail to remain qualified as a REIT, we will no longer be required to make distributions. As a result of all these factors, our failure to remain qualified as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect the value of our common stock and the return on an investment in our common stock.

Even if we maintain our status as a REIT, we may face other tax liabilities that reduce our cash flows.
Even if we continue to qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. For example, to the extent we satisfy the 90% distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified under the Code. Further, any taxable REIT subsidiary (“TRS”) we establish will be subject to regular corporate U.S. federal, state and local taxes. Any of these taxes would decrease cash available for distribution to stockholders.
REIT distribution requirements could adversely affect our liquidity and may force us to borrow funds or sell assets during unfavorable market conditions.
In order to remain qualified as a REIT and to meet the REIT distribution requirements, we may need to borrow funds on a short-term basis or sell assets, even if the then-prevailing market conditions are not favorable for these borrowings or sales. Our cash flows from operations may be insufficient to fund required distributions for numerous reasons, including as a result of differences in timing between the actual receipt of income and the recognition of income for U.S. federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt service or amortization payments. The insufficiency of our cash flows to cover our distribution requirements could have an adverse impact on our ability to raise short- and long-term debt or sell equity securities in order to fund distributions required to maintain our qualification as a REIT.
If we were considered to have actually or constructively paid a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.
In order to maintain our qualification as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income (excluding certain non-cash items and net capital gain), determined without regard to the deduction for dividends paid. Generally, in order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” Publicly offered REITs are not subject to this rule for distributions made on or after January 1, 2015. A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. There is no de minimis exception with respect to preferential dividends; therefore, if the IRS were to take the position that we paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. We believe we currently qualify as a publicly offered REIT and therefore are not subject to the preferential dividend rules with respect to taxable years beginning on or after January 1, 2015, but we were still subject to the preferential dividend limitations for prior years. We have received a private letter ruling from the IRS concluding to the effect that our issuance of W Shares, A Shares and I Shares with differing fee structures as described herein will not cause dividends paid with respect to such shares to be preferential dividends during the years we were subject to the preferential dividend limitations.
If we fail to invest a sufficient amount of the net proceeds from selling our stock in real estate assets within one year from the receipt of the proceeds, we could fail to continue to qualify as a REIT.
Temporary investment of the net proceeds from sales of our stock in short-term securities and income from such investment generally will allow us to satisfy various REIT income and asset requirements, but only during the one-year period beginning on the date we receive the net proceeds. If we are unable to invest a sufficient amount of the net proceeds from sales of our stock in qualifying real estate assets within such one-year period, we could fail to satisfy one or more of the gross income or asset tests and/or we could be limited to investing all or a portion of any remaining funds in cash or cash equivalents. If we fail to satisfy any such income or asset test, unless we are entitled to relief under certain provisions of the Code, we could fail to continue to qualify as a REIT.
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
Certain dividends payable by regular domestic corporations to individual U.S. stockholders are eligible for preferential U.S. federal income tax rates applicable to long term capital gains. Dividends payable by REITs, however, are generally not eligible for the reduced rates. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
Complying with REIT requirements may cause us to forgo otherwise attractive opportunities or to liquidate otherwise attractive investments.
To maintain our qualification as a REIT, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our capital stock. In order to meet these tests, we may be required to forgo investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our performance.
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
Our ability to dispose of some of our properties is constrained by their tax attributes. Properties which we own for a significant period of time or which we acquire through tax deferred contribution transactions in exchange for partnership interests in our operating partnership often have low tax bases. If we dispose of low-basis properties outright in taxable transactions, we may recognize a significant amount of taxable gain that we must distribute to our stockholders in order to avoid tax, and potentially in order to meet the minimum distribution requirements of the Code for REITs, which in turn would impact our cash flow. In some cases, without incurring additional costs we may be restricted from disposing of properties contributed in exchange for interests in our operating partnership under tax protection agreements with contributors. To dispose of low basis or tax-protected properties efficiently we may use like-kind exchanges, which qualify for non-recognition of taxable gain, but can be difficult to consummate and result in the property for which the disposed assets are exchanged inheriting their low tax bases and other tax attributes (including tax protection covenants).
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
If anyone attempts to transfer or own shares in a way that would violate the aggregate stock ownership limit or the common stock ownership limit (or would prevent us from continuing to qualify as a REIT), unless such ownership limits have been waived prospectively or retroactively by our board of directors, those shares instead will be deemed transferred to a trust for the benefit of a charitable beneficiary and will be either redeemed by us or sold to a person whose ownership of the shares will not violate the aggregate stock ownership limit or the common stock ownership limit and will not prevent us from qualifying as a REIT. If this transfer to a trust fails to prevent such a violation or our disqualification as a REIT, then the initial intended transfer or ownership will be null and void from the outset. Anyone who acquires or owns shares in violation of the aggregate stock ownership limit or the common stock ownership limit, unless such ownership limit or limits have been waived prospectively or retroactively by our board of directors, or the other restrictions on transfer or ownership in our charter bears the risk of a financial loss when the shares are redeemed or sold if the NAV of our stock falls between the date of purchase and the date of redemption or sale.
The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to continue to qualify as a REIT.
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
Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets or to offset certain other positions, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of one or both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because a domestic TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS will generally not provide any tax benefit, except for being carried forward against future taxable income of such TRS.
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
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the U.S. federal income tax laws applicable to investments similar to an investment in our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect our taxation and our ability to continue to qualify as a REIT, or the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their own tax advisor with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.
Although REITs generally receive better tax treatment than entities taxed as corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a regular corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.
In addition, according to publicly released statements, a top legislative priority of the new U.S. administration and the current Congress may be significant reform of the Internal Revenue Code, including significant changes to taxation of business entities and the deductibility of interest expense.  There is a substantial lack of clarity around the likelihood, timing and details of any such tax reform and the impact of any potential tax reform on our business.
We may be subject to adverse tax consequences if certain sale-leaseback transactions are not characterized by the IRS as “true leases.”
We may purchase investments in real estate properties and lease them back to the sellers of such properties. In the event the IRS does not characterize such leases as “true leases,” we could be subject to certain adverse tax consequences, including an inability to deduct depreciation expense and cost recovery relating to such property, and under certain circumstances, we could fail to maintain our qualification as a REIT as a result.
Our property taxes could increase due to property tax rate changes or reassessment, which would impact our cash flows.
Even if we continue to qualify as a REIT for U.S. federal income tax purposes, we will be required to pay some state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially. If the property taxes we pay increase and if any such increase is not reimbursable under the terms of our lease, then our cash flows will be impacted, and our ability to pay expected distributions to our stockholders could be adversely affected.
Non-U.S. stockholders may be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax upon the disposition of our shares.
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a “U.S. real property interest” (“USRPI”) under the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”). Our common stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe that we are a domestically-controlled qualified investment entity. Because our shares may be purchased or redeemed on any business day and are otherwise freely transferable, no assurance can be given that we are, and have been during the applicable testing period, or will be a domestically-controlled qualified investment entity.
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
In order to continue to qualify as a REIT, five or fewer individuals, as defined in the Internal Revenue Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Internal Revenue Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help ensure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of our shares of stock.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by the board of directors, for so long as we continue to qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Internal Revenue Code) more than 9.8% in value of the aggregate of our outstanding shares of stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of stock. The board of directors, in its sole discretion and upon receipt of certain representations and undertakings, may exempt a person (prospectively or retrospectively) from the ownership limits. However, the board of directors may not, among other limitations, grant an exemption from these ownership restrictions to any proposed transferee whose ownership, direct or indirect, in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if the board of directors determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to so qualify as a REIT.
These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.
If we elect to treat one or more of our subsidiaries as a TRS, it will be subject to corporate-level taxes, and our dealings with our TRSs may be subject to a 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRSs. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A TRS will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income, including corporate income tax on the TRS’s income, and is, as a result, less tax efficient than with respect to income we earn directly. The after-tax net income of our TRSs would be available for distribution to us. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. In addition, the rules, which are applicable to us as a REIT, also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. For example, to the extent that the rent paid by one of our TRSs exceeds an arm’s-length rental amount, such amount would be potentially subject to a 100% excise tax. While we intend that all transactions between us and our TRSs would be conducted on an arm’s-length basis, and therefore, any amounts paid by our TRSs to us would not be subject to the excise tax, no assurance can be given that the IRS would not disagree with such conclusion and levy an excise tax on such transactions.
Risks Related to Employee Benefit Plans and Individual Retirement Accounts
In some cases, if a stockholder fails to meet the fiduciary and other standards under ERISA, the Code or common law as a result of an investment in our stock, the stockholder could be subject to liability for losses as well as civil penalties.
There are special considerations that apply to investing in our shares on behalf of pension, profit sharing or 401(k) plans, health or welfare plans, individual retirement accounts or Keogh plans. If our stockholders are investing the assets of any of the entities identified in the prior sentence in our common stock, our stockholders should satisfy themselves that, among other things:

•	their investment is consistent with their fiduciary obligations under ERISA and the Code;

•	their investment is made in accordance with the documents and instruments governing their plan or IRA, including their plan’s investment policy;

•	their investment satisfies the prudence and diversification requirements of ERISA, and other applicable provisions of ERISA and the Code;

•	their investment will not impair the liquidity of the plan or IRA;

•	their investment will not produce “unrelated business taxable income” for the plan or IRA;

•	they will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and

•	their investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.
If our stockholders invest in our shares through an IRA or other retirement plan, they may be limited in their ability to withdraw required minimum dividends.
If our stockholders establish a plan or account through which they invest in our common stock, federal law may require them to withdraw required minimum dividends from such plan in the future. Our stock will be highly illiquid, and our share redemption program only offers limited liquidity. If our stockholders are able to find a purchaser for their shares, such sale may be at a price less than the price at which they initially purchased their shares of our common stock. If our stockholders fail to withdraw required minimum distributions from their plan or account, they may be subject to certain taxes and tax penalties.
Specific rules apply to foreign, governmental and church plans.
As a general rule, certain employee benefit plans, including foreign pension plans, governmental plans established or maintained in the United States (as defined in Section 3(32) of ERISA), and certain church plans (as defined in Section 3(33) of ERISA), are not subject to ERISA’s requirements and are not “benefit plan investors” within the meaning of the Plan Assets Regulation. Any such plan that is qualified and exempt from taxation under Sections 401(a) and 501(a) of the Internal Revenue Code may nonetheless be subject to the prohibited transaction rules set forth in Section 503 of the Internal Revenue Code and, under certain circumstances in the case of church plans, Section 4975 of the Internal Revenue Code. Also, some foreign plans and governmental plans may be subject to foreign, state, or local laws which are, to a material extent, similar to the provisions of ERISA or Section 4975 of the Internal Revenue Code. Each fiduciary of a plan subject to any such similar law should make its own determination as to the need for and the availability of any exemption relief.

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
Market Information
As of March 23, 2017, we had approximately 19.4 million shares of common stock outstanding, held by a total of 6,850 stockholders of record. The numbers of stockholders is based on the records of DST Systems, Inc., which serves as our registrar and transfer agent.
Although we have adopted a redemption program which provides limited liquidity, there is no established trading market for our common stock, we do not expect that a public market will ever develop and our charter does not require a liquidity event at anytime in the future. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Pursuant to the Offering, we are selling shares of our common stock to the public at a price that will vary from day-to-day and, on any given day, will be equal, for each class of common stock, to our NAV per share for such class. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.
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
At the end of each business day, our independent fund accountant will calculate our NAV per share for each class using a process that reflects (1) the estimated values of each of our commercial real estate assets, related liabilities and notes receivable provided by our independent valuation expert as described above, (2) daily updates on the price of liquid assets for which third party market quotes are available, (3) accruals of our daily distributions, and (4) estimates of daily accruals, on a net basis, of our operating revenues, expenses including class specific expenses, debt service costs and fees, including class specific fees. NAV for each class will be adjusted for contributions, redemptions and accruals of the class’s daily distributions and estimates of class-specific fee and expense accruals. Selling commissions will have no effect on the NAV of any class. NAV is intended to reflect our estimated value on the date that NAV is determined, and NAV of any class at any given time will not reflect any obligation to pay future trail fees that may become payable after the date the NAV is determined. As a result, the estimated liability for the future dealer manager and distribution fees, which is accrued at the time each share is sold, will have no effect on the NAV of any class. Our independent fund accountant determines our NAV per share by dividing the NAV for each class on such day by the number of shares of such class outstanding as of the end of such day, prior to giving effect to any share purchases or redemptions to be effected on such day. Our board of directors is responsible for ensuring that the independent valuation expert discharges its responsibilities in accordance with our valuation guidelines, and will periodically receive and review such information about the valuation of our assets and liabilities as it deems necessary to exercise its oversight responsibility. Our NAV is not audited by our independent registered public accounting firm.
Our goal is to provide an estimate of the market value of our shares. However, the majority of our assets will consist of commercial real estate assets and, as with any commercial real estate valuation protocol, the conclusions reached by our independent valuation expert will be based on a number of judgments, assumptions and opinions about future events that may or may not prove to be correct. The use of different judgments, assumptions or opinions would likely result in different estimates of the value of our commercial real estate investments. In addition, on any given day, our published NAV per share for each class may not fully reflect certain material events, to the extent that the financial impact of such events on our portfolio is not immediately quantifiable or known. As a result, the daily calculation of our NAV per share for each class may not reflect the precise amount that might be paid for a stockholder’s shares in a market transaction, and any potential disparity in our NAV per share for each class may be in favor of either stockholders who redeem their shares, or stockholders who buy new shares, or existing stockholders.
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
During the year ended December 31, 2016, we received valid redemption requests for, and redeemed, approximately 782,000 W Shares and 104,000 A Shares of our common stock for $14.3 million and $1.9 million, respectively. Subsequent to December 31, 2016, we redeemed approximately 204,000 W Shares, approximately 19,000 A Shares and approximately 30,000 I Shares for $3.7 million, $341,000 and $550,000, respectively. During the year ended December 31, 2015, we received valid redemption requests for, and redeemed, approximately 651,000 W Shares and 67,000 A Shares of our common stock for $11.8 million and $1.2 million, respectively. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth above. We funded such redemptions with available cash, proceeds from our credit facility, proceeds from our liquid investments and proceeds from the sale of additional shares.

During the three-month period ended December 31, 2016, we redeemed shares as follows:

Period	Share Class	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2016 - October 31, 2016
	W Shares	95,174	$18.25	95,174	(1)
	A Shares	6,996	$18.08	6,996	(1)
November 1, 2016 - November 30, 2016
	W Shares	79,868	$18.17	79,868	(1)
	A Shares	12,303	$18.01	12,303	(1)
December 1, 2016 - December 31, 2016
	W Shares	60,740	$18.11	60,740	(1)
	A Shares	6,072	$18.24	6,072	(1)
Total		261,153		261,153
 ____________________________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Share Redemptions in this Annual Report on Form 10-K, and Note 14 — Stockholders’ Equity to our consolidated financial statements included in this Annual Report on Form 10-K for additional share redemption information.
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
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distributions in this Annual Report on Form 10-K for additional distributions information.
For federal income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a nontaxable return of capital, reducing the tax basis in each U.S. stockholder’s shares. In addition, the amount of distributions in excess of a U.S. stockholder’s tax basis in such shares will be taxable as gain realized from the sale of those shares. See Note 15 — Income Taxes to our consolidated financial statements in this Annual Report on Form 10-K for the character of the distributions paid during the years ended December 31, 2016, 2015 and 2014.
The following table shows the distributions declared on a per share basis during the years ended December 31, 2016, 2015, and 2014 (in thousands, except per share data):

Year Ending December 31,	Total Distributions Declared	Distributions Declared per Common Share
2016	$13,158	$0.98
2015	$7,737	$0.98
2014	$5,841	$0.97

Use of Public Offering Proceeds
On December 6, 2011, the Initial Registration Statement for our public offering of up to $4.0 billion in shares of common stock was declared effective under the Securities Act. On August 26, 2013, the Multi-Class Registration Statement was declared effective under the Securities Act; we designated the existing shares of our common stock that were sold prior to such date to be W Shares and registered two new classes of our common stock, A Shares and I Shares. On February 10, 2017, the Continuing Offering Registration Statement was declared effective under the Securities Act; we are offering up to $4.0 billion in shares of common stock of the three classes, covering up to $3.5 billion in shares in the Primary Offering and up to $500.0 million in shares pursuant to the DRIP. We are offering to sell any combination of W Shares, A Shares and I Shares with a dollar value up to the maximum offering amount. Additionally, as of December 31, 2016, we were authorized to issue 10.0 million shares of preferred stock, but had none issued or outstanding.
As of December 31, 2016, we had issued approximately 20.4 million shares in the Offering for gross proceeds of $361.0 million, out of which we recorded $6.3 million in selling commissions, distribution fees and dealer manager fees and $2.7 million in organization and offering costs. With the net offering proceeds of $352.0 million and the borrowings from our credit facility, we have acquired $468.1 million in real estate assets and incurred $6.8 million of acquisition-related expenses. As of December 31, 2016, we received redemption requests for, and redeemed approximately 2.5 million W Shares and 171,000 A Shares of our common stock for $44.6 million and $3.1 million, respectively.
As of March 23, 2017, we have sold the following common shares and raised the following proceeds in connection with the Offering (in thousands, except share data):

	W Shares	A Shares	I Shares	Total
Primary Offering
Shares	15,506,989	5,234,807	764,667	21,506,463
Proceeds	$270,953	$97,298	$13,634	$381,886
Distribution Reinvestment Plan
Shares	607,817	138,866	53,733	800,416
Proceeds	$10,860	$2,499	$969	$14,327
Unregistered Sales of Equity Securities
None.

ITEM 6.    SELECTED FINANCIAL DATA
The following data should be read in conjunction with our consolidated financial statements and the notes thereto and Part II. Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K. The selected financial data (in thousands, except share and per share amounts) presented below was derived from our consolidated financial statements.
Certain line items of the consolidated balance sheets as of December 31, 2015, 2014, 2013, and 2012 have been adjusted to reflect a correction based on a recent interpretative clarification regarding our industry’s accounting of the recognition of ongoing periodic fees, as discussed in “Note 2 — Correction of Prior Period Amounts” to our consolidated audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Total real estate investments, net	$436,774	$257,583	$225,505	$102,796	$33,102
Cash and cash equivalents	$4,671	$14,840	$4,489	$5,370	$998
Total assets	$453,572	$281,502	$233,162	$109,883	$35,209
Notes payable and credit facility, net	$159,143	$117,730	$119,530	$43,900	$20,640
Total liabilities	$185,486	$133,558	$130,578	$49,875	$23,119
Redeemable common stock	$32,076	$17,967	$12,545	$6,982	$3,770
Stockholders’ equity	$235,224	$129,977	$90,039	$53,026	$8,320
Operating Data:
Total revenues	$27,311	$19,109	$13,305	$5,089	$2,688
Total operating expenses	$23,233	$13,444	$10,503	$4,679	$1,953
Operating income	$4,078	$5,665	$2,802	$410	$735
Net (loss) income attributable to the Company	$(1,292)	$7,327	$251	$(534)	$(80)
Cash Flow Data:
Cash flows provided by operating activities	$8,293	$8,234	$6,574	$1,650	$675
Cash flows used in investing activities	$(187,622)	$(36,102)	$(126,525)	$(70,959)	$(3,270)
Cash flows provided by financing activities	$169,160	$38,219	$119,070	$73,681	$2,458
Per Share Data:
Net (loss) income - basic and diluted	$(0.10)	$0.93	$0.04	$(0.21)	$(0.11)
Distributions declared	$0.98	$0.98	$0.97	$0.91	$0.84
Weighted average shares outstanding - basic and diluted	13,418,544	7,912,968	6,019,518	2,509,921	722,190

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part II, Item 6. Selected Financial Data section in this Annual Report on Form 10-K and our accompanying consolidated financial statements and the notes thereto. See also the “Cautionary Note Regarding Forward-Looking Statements” section preceding Part I.
Overview
We were formed on July 27, 2010, to acquire and operate a diversified portfolio of (1) necessity retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States, (2) notes receivable secured by commercial real estate, including the origination of loans, and (3) cash, cash equivalents, other short-term investments and traded real estate securities. We commenced our principal operations on December 7, 2011, when we issued the initial $10.0 million in shares of our common stock in the Offering and acquired our first real estate property. We have no paid employees and are externally advised and managed by Cole Advisors. VEREIT indirectly owns and/or controls Cole Advisors, our dealer manager, CCC, our property manager, CREI Advisors, and our sponsor, Cole Capital.
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
As of December 31, 2016, we owned 108 properties located in 34 states, comprising 3.1 million rentable square feet of commercial space, which includes the rentable square feet of buildings on land subject to ground leases. Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property indebtedness and acquisition and operating expenses. Rental and other property income accounted for 90%, 91%, 93% of our total revenue for the years ended December 31, 2016, 2015, and 2014, respectively. As 99.3% of our rentable square feet was under lease as of December 31, 2016, with a weighted average remaining lease term of 10.6 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Cole Advisors regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
Our Business Environment and Current Outlook
Current conditions in the global capital markets remain volatile as the world’s economic growth has been affected by geopolitical and economic events. In addition, there is uncertainty surrounding the policy stance of the new U.S. administration and its global ramifications. In the United States, the overall economic environment continued to improve in 2016. During 2016, the U.S. real gross domestic product increased 1.6% to $16.66 trillion, the unemployment rate decreased 0.3 percentage points to 4.7%, and Core CPI, a measure of inflation which removes food and energy prices and is seasonally adjusted, increased 2.2%, as compared to the same period a year earlier.
Economic trends and government policies affect global and regional commercial real estate markets as well as our operations directly. These include: overall economic activity and employment growth, interest rate levels, the cost and availability of credit and the impact of tax and regulatory policies.

Critical Accounting Policies and Significant Accounting Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 3 — Summary of Significant Accounting Policies to our consolidated financial statements in this Annual Report on Form 10-K.
Recoverability of Real Estate Assets
We invest in real estate assets and subsequently monitor those investments quarterly for impairment, including the review of real estate properties subject to direct financing leases, if applicable. Additionally, we record depreciation and amortization related to our investments. The risks and uncertainties involved in applying the principles related to real estate investments include, but are not limited to, the following:

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
Consolidation of Equity Investment

 We must continually evaluate non-controlling interests for consolidation based on standards set forth in GAAP. For legal entities being evaluated, we must first determine whether the interests that we hold and fees we receive qualify as variable interests in the entity, as discussed in Note 3 – Summary of Significant Accounting Policies to our consolidated financial statements in this Annual Report on Form 10-K. The difference between consolidating the variable interest entity (“VIE”) and accounting for it using the equity method could be material to our consolidated financial statements. The risks and uncertainties involved in applying the principles related to equity investments include, but are not limited to, the following:

•
Consideration for VIEs involves determining their ability to finance their operations without additional subordinated financial support, whether the equity holders lack the characteristic of controlling financial interest, or whether the entity is established with non-substantive voting rights.

•
We perform significance calculations based on investments, total assets and income, on an individual basis or on an aggregated basis, by any combination of unconsolidated subsidiaries and equity-method investees.

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
Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements are described in Note 3 — Summary of Significant Accounting Policies to our consolidated financial statements in this Annual Report on Form 10-K.
Operating Highlights and Key Performance Indicators
2016 Activity

•	Acquired 31 properties for an aggregate purchase price of $186.3 million.

•
Issued approximately 8.7 million shares of common stock in the Offering for gross offering proceeds of $161.0 million before organization and offering costs, selling commissions, dealer manager fees and distribution and stockholder servicing fees of $11.0 million.

•	Total debt increased by $41.7 million, from $119.5 million to $161.2 million.
Portfolio Information
Real Estate Portfolio
As of December 31, 2016, we owned 108 commercial properties located in 34 states, comprising 3.1 million rentable square feet, which includes the rentable square feet of buildings on land subject to ground leases. As of December 31, 2016, these properties were 99.3% leased (including any month-to-month agreements) with a weighted average remaining lease term of 10.6 years. During the year ended December 31, 2015, we disposed of five properties, for an aggregate gross sales price of $21.9 million.
The following table shows the property statistics of our real estate assets as of December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Number of properties	108	77	75
Rentable square feet (in thousands) (1)	3,139	1,919	1,756
Percentage of rentable square feet leased	99.3%	99.1%	99.7%
Percentage of investment-grade tenants (2)	42.0%	46.9%	57.5%
 ____________________________________
(1) Includes square feet of the buildings on land that are subject to ground leases.
(2) Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s or a credit rating of Baa3 or higher by Moody’s. The ratings may reflect those assigned by Standard & Poor’s or Moody’s to the lease guarantor or the parent company, as applicable.

The following table summarizes our real estate investment activity during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Properties acquired	31	7	43
Purchase price of acquired properties (in thousands)	$186,289	$52,274	$126,405
Rentable square feet of acquired properties (in thousands) (1)	1,213	315	1,032
 ____________________________________

(1)	Includes square feet of the buildings on land that are subject to ground leases.
The following table shows the tenant diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2016:

		Leased	2016	2016	Percentage of
	Total	Square	Annualized	Annualized	2016
	Number	Feet (1)	Rental Income	Rental Income	Annualized
Tenant	of Leases	(in thousands)	(in thousands)	per Square Foot (1)	Rental Income
Walgreens	5	146	$2,060	$14.11	6.1%
Dollar General	20	188	1,837	9.77	5.4%
At Home	2	293	1,688	5.76	5.0%
Dick's Sporting Goods	1	75	1,214	16.19	3.6%
Title Resource Group	1	81	1,192	14.72	3.5%
Home Depot	1	115	1,154	10.03	3.4%
Amcor Rigid Plastics	1	251	1,144	4.56	3.4%
PetSmart	4	84	1,099	13.08	3.2%
Sam's Club	1	134	1,098	8.19	3.2%
LA Fitness	1	45	1,097	24.38	3.2%
Other	109	1,705	20,340	11.93	60.0%
	146	3,117	$33,923	$10.88	100%
 ____________________________________
(1) Including square feet of the buildings on land that is subject to ground leases.
The following table shows the tenant industry diversification of our real estate portfolio, based on annualized rental income as of December 31, 2016:

		Leased	2016	2016	Percentage of
	Total	Square	Annualized	Annualized	2016
	Number	Feet (1)	Rental Income	Rental Income	Annualized
Industry	of Leases	(in thousands)	(in thousands)	per Square Foot (1)	Rental Income
Discount store	36	422	$4,167	$9.87	12.3%
Home furnishings	10	339	2,943	8.68	8.7%
Drugstore	10	193	2,841	14.72	8.4%
Home and garden	7	310	2,601	8.39	7.7%
Grocery	5	159	2,551	16.04	7.5%
Manufacturing	4	399	2,509	6.29	7.4%
Sporting goods	2	88	1,565	17.78	4.6%
Other services	12	82	1,413	17.23	4.2%
Automotive	10	109	1,386	12.72	4.1%
Pet supply	5	96	1,318	13.73	3.9%
Other	45	920	10,629	11.55	31.3%
	146	3,117	$33,923	$10.88	100%
 ____________________________________
(1) Including square feet of the buildings on land that is subject to ground leases.

The following table shows the geographic diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2016:

		Rentable	2016	2016	Percentage of
	Total	Square	Annualized	Annualized	2016
	Number of	Feet (1)	Rental Income	Rental Income	Annualized
Location	Properties	(in thousands)	(in thousands)	per Square Foot (1)	Rental Income
North Carolina	7	270	$3,982	$14.75	11.7%
Ohio	10	344	3,654	10.62	10.8%
Illinois	5	333	2,726	8.19	8.0%
Texas	7	224	2,482	11.08	7.3%
Minnesota	11	247	2,288	9.26	6.7%
Florida	6	75	1,589	21.19	4.7%
Iowa	3	282	1,557	5.52	4.6%
Oklahoma	6	205	1,525	7.44	4.5%
Michigan	5	127	1,429	11.25	4.2%
New Jersey	1	81	1,192	14.72	3.5%
Other	47	951	11,499	12.09	34.0%
	108	3,139	$33,923	$10.81	100%
 ____________________________________
(1) Including square feet of the buildings on land that is subject to ground leases.
The following table shows the property type diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2016:

			2016	2016	Percentage of
	Total	Rentable	Annualized	Annualized	2016
	Number of	Square Feet (1)	Rental Income	Rental Income	Annualized
Property Type	Properties	(in thousands)	(in thousands)	per Square Foot (1)	Rental Income
Retail	88	1,577	$19,607	$12.43	57.8%
Anchored shopping centers	6	500	6,304	12.61	18.6%
Industrial and distribution	12	921	5,941	6.45	17.5%
Office	2	141	$2,071	14.69	6.1%
Total:	108	3,139	$33,923	$10.81	100.0%
____________________________________
(1) Includes square feet of the buildings on land parcels subject to ground leases.
Leases
Although there are variations in the specific terms of the leases of our properties, the following is a summary of the general structure of our current leases. Generally, the leases of the properties acquired provide for initial terms of ten or more years, and provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term. Certain leases also provide that in the event we wish to sell the property subject to that lease, we first must offer the lessee the right to purchase the property on the same terms and conditions as any offer which we intend to accept for the sale of the property. The properties are generally leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance, while certain of the leases require us to maintain the roof, structure and parking areas of the building. Additionally, certain leases provide for increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume.
Our leases, as of December 31, 2016, provided for annual base rental payments (payable in monthly installments) ranging from $10,000 to $1.2 million, and had an average annual base rental payment of $232,000, with a weighted average remaining lease term of 10.6 years.

The following table shows lease expirations of our real estate portfolio as of December 31, 2016, during each of the next ten years and thereafter, assuming no exercise of renewal options:

	Total	Leased	2016	2016	Percentage of
	Number	Square Feet	Annualized	Annualized	2016
Year of	of Leases	Expiring	Rental Income	Rental Income	Annualized
Lease Expiration	Expiring	(in thousands)	Expiring (in thousands)	per Square Foot (1)	Rental Income
2017	7	10	$157	$15.70	*
2018	9	19	345	18.16	1%
2019	1	10	172	17.20	1%
2020	5	55	541	9.84	2%
2021	7	37	639	17.27	2%
2022	4	64	868	13.56	3%
2023	14	207	2,250	10.87	7%
2024	18	254	3,183	12.53	9%
2025	11	318	4,549	14.31	13%
2026	15	633	5,498	8.69	16%
Thereafter	55	1,510	15,721	10.41	46%
	146	3,117	$33,923	$10.88	100%
 ____________________________________
* Represents less than 1% of the total annual base rent.
The following table shows the economic metrics of our real estate assets as of and for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Economic Metrics
Weighted-average lease term (in years) (1)	10.6	10.9	11.9
Lease rollover (1)(2):
Annual average	1.1%	0.9%	0.7%
Maximum for a single year	1.9%	1.7%	1.7%
____________________________________

(1)	Based on annualized rental income of our real estate portfolio as of the respective reporting date.

(2)	Through the end of the next five years as of the respective reporting date.
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table provides summary information about our results of operations for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	Year Ended December 31,			2016 vs 2015 Increase/(Decrease)	2015 vs 2014 Increase/(Decrease)
	2016	2015	2014
Total revenues	$27,311	$19,109	$13,305	$8,202	$5,804
General and administrative	$4,544	$1,794	$1,337	$2,750	$457
Property operating	$1,090	$644	$473	$446	$171
Real estate tax	$2,055	$1,204	$661	$851	$543
Advisory fees and expenses	$2,760	$2,536	$2,002	$224	$534
Acquisition-related	$3,251	$809	$1,495	$2,442	$(686)
Depreciation and amortization	$9,533	$6,457	$4,535	$3,076	$1,922
Operating income	$4,078	$5,665	$2,802	$(1,587)	$2,863
Gain on disposition of real estate, net	$—	$5,642	$—	$(5,642)	$5,642
Interest expense and other, net	$5,380	$3,980	$2,551	$1,400	$1,429
Net (loss) income attributable to the Company	$(1,292)	$7,327	$251	$(8,619)	$7,076

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
2016 vs 2015 – Revenue increased $8.2 million during the year ended December 31, 2016, compared to the same period in 2015, primarily due to the acquisition of 31 rental income-producing properties subsequent to December 31, 2015 as well as recognizing a full year of revenue on the seven properties acquired in 2015. Rental and other property income from net leased commercial properties accounted for 90% and 91% of our total revenues during the years ended December 31, 2016 and 2015, respectively. We also paid certain operating expenses subject to reimbursement by our tenants, which resulted in $2.6 million of tenant reimbursement income during the year ended December 31, 2016, compared to $1.7 million of tenant reimbursement income during the year ended December 31, 2015. Interest income on marketable securities increased $41,000 to $117,000 for the year ended December 31, 2016, due to an increase in the average outstanding investment in marketable securities of $2.5 million.
2015 vs 2014 – Revenue increased $5.8 million during the year ended December 31, 2015, compared to the same period in 2014, primarily due to the seven rental income-producing properties acquired subsequent to December 31, 2014 as well as recognizing a full year of revenue on the 43 properties acquired in 2014. Rental and other property income from net leased commercial properties accounted for 91% and 93% of our total revenues during the years ended December 31, 2015 and 2014, respectively. We also paid certain operating expenses subject to reimbursement by our tenants, which resulted in $1.7 million during the year ended December 31, 2015, compared to $959,000 during the year ended December 31, 2014. Interest income on marketable securities increased $68,000 to $76,000 for the year ended December 31, 2015, due to an increase in the average outstanding investment in marketable securities of $2.4 million.
General and Administrative
The primary general and administrative expense items are advisory fees, professional fees, accounting and legal fees, escrow and trustee fees, unused line of credit fees and state franchise and income taxes.
2016 vs 2015 – General and administrative expenses increased $2.8 million to $4.5 million for the year ended December 31, 2016, compared to $1.8 million for the year ended December 31, 2015. The increase was primarily due to an increase in advisor reimbursements as Cole Advisors no longer funded Excess G&A (as defined in the Notes to the Consolidated Financial Statements) in 2016.
2015 vs 2014 – General and administrative expenses increased $457,000 to $1.8 million for the year ended December 31, 2015, compared to $1.3 million for the year ended December 31, 2014. The increase was primarily due to an increase in other professional and legal fees incurred, offset by an increase in Excess G&A (as defined in the Notes to the Consolidated Financial Statements) for the year ended December 31, 2015.
Property Operating
Property operating expenses such as property repairs, maintenance and property related insurance include both reimbursable and non-reimbursable property expenses. We are reimbursed by the tenant for reimbursable property operating expenses in accordance with the respective lease agreements.
2016 vs 2015 – The increase in property operating expense of $446,000 during the year ended December 31, 2016, as compared to the same period in 2015, was primarily due to the acquisition of 31 rental income-producing properties subsequent to December 31, 2015, as well as recognizing a full year of property operating expenses on seven properties acquired in 2015.
2015 vs 2014 – The increase in property operating expenses of $171,000 during the year ended December 31, 2015, as compared to the same period in 2014, was primarily due to the acquisition of seven rental income-producing properties subsequent to December 31, 2015, as well as recognizing a full year of property operating expenses on 43 properties acquired in 2014.
Real Estate Tax
2016 vs 2015 – The increase in real estate tax expenses of $851,000 during the year ended December 31, 2016, as compared to the same period in 2015, was primarily due to the acquisition of 31 rental income-producing properties during the year ended December 31, 2016, as well as a full year of assessments at several of the properties owned in the comparable period.
2015 vs 2014 – The increase in real estate tax expenses of $543,000 during the year ended December 31, 2015, as compared to the same period in 2014, was primarily due to higher property tax assessments at several of our properties subsequent to December 31, 2014.
Advisory Fees and Expenses
The advisory fees and expenses that we pay to our advisor are based upon our NAV.
2016 vs 2015 – Advisory fees and expenses increased $224,000 during the year ended December 31, 2016, as compared to the same period in 2015, due to an increase in the NAV for each class of common stock. The total NAV for all share classes increased $141.1 million during the year ended December 31, 2016, which represented a $918,000 increase in advisory fees over the prior year and a $554,000 increase in advisor reimbursements, which were waived prior to 2016, offset by a $1.2 million decrease due to the fact that we did not hit the performance fee metrics during 2016.
2015 vs 2014 – Advisory fees and expenses increased $534,000 during the year ended December 31, 2015, as compared to the same period in 2014, due to an increase in the NAV for each class of common stock. The total NAV for all share classes increased $54.2 million during the year ended December 31, 2015, which represented a $362,000 and $172,000 increase in advisory and performance fees over the prior year.
Acquisition-Related Expenses
2016 vs 2015 – Acquisition-related expenses increased $2.4 million during the year ended December 31, 2016, as compared to the same period in 2015, primarily due to the acquisition of 31 rental income-producing properties for an aggregate purchase price of $186.3 million during the year ended December 31, 2016, compared to the purchase of seven commercial properties for an aggregate purchase price of $52.3 million during the year ended December 31, 2015.
2015 vs 2014 – Acquisition-related expenses decreased $686,000 during the year ended December 31, 2015, as compared to the same period in 2014, primarily due to the acquisition of seven rental income-producing properties for an aggregate purchase price of $52.3 million during the year ended December 31, 2015, compared to the purchase of 43 commercial properties for a purchase price of $126.4 million during the year ended December 31, 2014.
Depreciation and Amortization
2016 vs 2015 – Depreciation and amortization expenses increased $3.1 million during the year ended December 31, 2016, as compared to the same period in 2015, primarily due to the acquisition of 31 additional rental income-producing properties subsequent to December 31, 2015, as well as recognizing a full year of depreciation and amortization expenses on seven properties acquired in 2015.
2015 vs 2014 – Depreciation and amortization expenses increased $2.0 million during the year ended December 31, 2015, as compared to the same period in 2014, primarily due to the acquisition of seven additional rental income-producing properties subsequent to December 31, 2014, as well as recognizing a full year of depreciation and amortization expenses on 43 properties acquired in 2014.
Gain on Disposition of Real Estate, Net
2016 vs 2015 – Gain on disposition real estate, net was $5.6 million for the year ended December 31, 2015. The gain recorded was due to the disposition of five properties during the year ended December 31, 2015. No dispositions occurred during the years ended December 31, 2016 or 2014.
Interest Expense and Other, Net
2016 vs 2015 – Interest and other expense, net, increased $1.4 million for the year ended December 31, 2016, as compared to the same period in 2015, primarily due to an increase of $20.4 million in our average outstanding debt balance for the year ended December 31, 2016, compared to the year ended December 31, 2015.
2015 vs 2014 – Interest and other expense, net, increased $1.4 million for the year ended December 31, 2015, as compared to the same period in 2014, primarily due to an increase of $37.8 million in our average outstanding debt balance for the year ended December 31, 2015, compared to the year ended December 31, 2014.

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
“Non-same store,” as reflected in the table below, includes properties acquired on or after January 1, 2015. As shown in the table below, contract rental revenue on the 70 same store properties for the year ended December 31, 2016 increased 0.2% compared to the year ended December 31, 2015. The same store properties were 99.3% and 99.6% occupied as of December 31, 2016 and 2015, respectively. The following table shows the contract rental revenue from properties owned for both of the entire years ended December 31, 2016 and 2015, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Year Ended December 31,		Increase/(Decrease)
Contract Rental Revenue		2016	2015	$ Change	% Change
“Same store” properties	70	$15,940	$15,906	$34	0.2%
“Non-same store” properties	38	7,572	375	7,197	1,919.2%
Disposed properties (1)		—	519	(519)	(100.0)%
Total Contract Rental Revenue	108	23,512	16,800	6,712	40.0%

Straight line rent		1,067	717	350	48.8%
Amortization (2)		(5)	(172)	167	(97.1)%
Rental income - as reported		$24,574	$17,345	$7,229	41.7%
 ____________________________________
(1) The Company disposed of five properties during the year ended December 31, 2015.
(2) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.
“Non-same store,” as reflected in the table below, includes properties acquired on or after January 1, 2014. As shown in the table below, contract rental revenue on the 27 same store properties for the year ended December 31, 2015 increased 0.2% compared to the year ended December 31, 2014. The same store properties were 100% occupied as of both December 31, 2015 and 2014. The following table shows the contract rental revenue from properties owned for both of the entire years ended December 31, 2015 and 2014, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

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

Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.002678083 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2016 and ending on June 30, 2017. The daily distribution amount for each class of outstanding common stock is adjusted based on the relative NAV of the various classes each day so that, from day to day, distributions constitute a uniform percentage of the NAV per share of all classes. As a result, from day to day, the per share daily distribution for each outstanding class of common stock may be higher or lower than the daily distribution amount authorized by our board of directors based on the relative NAV of each class of common stock on that day.
During the years ended December 31, 2016 and 2015, we paid distributions of $12.5 million and $7.5 million, respectively, including $6.0 million and $3.3 million, respectively, through the issuance of shares pursuant to the DRIP. Distributions paid during the year ended December 31, 2016 were funded by cash flows from operations, including cash flows in excess of distributions from the prior year, of $10.0 million, or 80%, and proceeds from the Offering of $2.5 million, or 20%. Net cash flows for the year ended December 31, 2016 reflect a reduction of $2.5 million for real estate acquisition related expenses incurred and expensed. We treat our real estate acquisition expenses as funded by proceeds from the Offering of our shares. Therefore, for consistency, proceeds from the issuance of common stock have been reported as a source of distributions to the extent that acquisition expenses have reduced net cash flows from operating activities in the current and prior periods. Our distributions for the year ended December 31, 2015 were fully covered by cash flows from operating activities.
We may pay distributions from sources other than cash flow from operations, including from the proceeds of this offering, from borrowings or from the sale of properties or other investments, among others, and we have no limit on the amounts we may pay from such sources. As of December 31, 2016, cumulative since inception, we have declared $29.7 million of distributions and we have paid $28.2 million, of which $15.9 million was paid in cash and $12.3 million was reinvested in shares of our common stock pursuant to the distribution reinvestment plan. As of December 31, 2016, cumulative since inception, our distributions were funded by net cash provided by operating activities of $25.4 million and proceeds from our offering of $2.8 million.
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
Our share redemption plan includes certain redemption limits, including a quarterly limit and, in some cases, a stockholder by stockholder limit. During the year ended December 31, 2016, we received redemption requests for, and redeemed approximately 782,000 W Shares and 104,000 A Shares for $14.3 million and $1.9 million, respectively. See Note 14 —Stockholders’ Equity Summary of Significant Accounting Policies to our consolidated financial statements included in this Annual Report on Form 10-K for additional terms of the share redemption program, including the share redemption plan limits.
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
See the discussion of our share redemption program in Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Redemption Program in this Annual Report on Form 10-K.

Liquidity and Capital Resources
General
We expect to continue to raise capital through the Offering and to utilize such funds and future proceeds from secured or unsecured financing to complete future property acquisitions and for general corporate uses. The sources of our operating cash flows primarily are driven by the rental income received from current and future leased properties. As of December 31, 2016, we had raised $361.0 million of gross proceeds from the Offering before organization and offering costs, selling commissions, dealer manager fees and distribution fees of $9.0 million. Refer to Item 1A - Risk Factors for risks related to our ability to raise capital in the near term.
Our credit facility with JPMorgan Chase Bank, N.A. as administrative agent (“JPMorgan Chase”), provides for borrowings up to $225.0 million, which is comprised of $153.0 million in revolving loans (the “Revolving Loans”) and $72.0 million in term loans (the “Term Loans”), collectively, the credit facility (the “Credit Facility”). As of December 31, 2016, we had $161.0 million in unused capacity, subject to borrowing availability. As of December 31, 2016, we had cash and cash equivalents of $4.7 million and investments in marketable securities of $5.6 million.
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
The Term Loans mature on September 12, 2019 and the Revolving Loans mature on September 12, 2017; however, we may elect to extend the maturity date for the Revolving Loans to September 12, 2019, subject to satisfying certain conditions described in the Amended Credit Agreement. As a result, we believe that the resources identified above will be sufficient to satisfy our short-term operating requirements, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
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

Contractual Obligations
As of December 31, 2016, we had $161.2 million of debt outstanding, with a weighted average interest rate of 3.56%. See Note 9 — Notes Payable and Credit Facility to our consolidated financial statements in this Annual Report on Form 10-K for a description of certain terms of the debt.
Our contractual obligations as of December 31, 2016 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - credit facility(2)	$64,000	$—	$64,000	$—	$—
Interest payments - credit facility(3)	5,426	2,013	3,413	—	—
Principal payments - fixed debt rate	97,169	—	—	40,957	56,212
Interest payments - fixed debt rate(3)	20,744	3,765	7,530	6,786	2,663
Total	$187,339	$5,778	$74,943	$47,743	$58,875
 ____________________________________

(1)	The table does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
Does not include the impact of any extension. We may elect to extend the maturity of the Revolving Loans to September 12, 2019, subject to satisfying certain conditions described in the Amended Credit Agreement.

(3)
As of December 31, 2016, we had $25.6 million of variable rate mortgage notes and $40.0 million of variable rate debt on the Credit Facility effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our swap agreements to calculate the debt payment obligations in future periods.

Our charter prohibits us from incurring debt that would cause our borrowings to exceed 75% of our gross assets, valued at the aggregate cost (before depreciation and other non-cash reserves), unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report. In addition to this limitation in our charter, our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before depreciation or other non-cash reserves) or fair market value of our gross assets; provided however, that a majority of our board of directors (including a majority of the independent directors) has determined that, as a general policy, borrowing in excess of 60% of the greater of cost (before deducting depreciation and other non-cash reserves) or fair market value of our gross assets was justified and in the best interest of us and our stockholders during our capital raising stage. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2016 used to determine our estimated per share NAV. The independent directors believe such borrowing levels are justified as higher debt levels during the offering stage may enable us to acquire properties earlier than we might otherwise be able to acquire them if we were to adhere to the 60% debt limitation, which could yield returns that are accretive to the portfolio. In addition, as we are in the offering stage, more equity could be raised in the future to reduce the debt levels. As of December 31, 2016, our ratio of debt to the cost (before deducting depreciation or other non-cash reserves) of our gross assets was 35.6%, and our ratio of debt to the fair market value of our gross assets was 34.4%.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to investors. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as financing and issuance costs and related accumulated amortization, less all cash and cash equivalents. As of December 31, 2016, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 34.6%. The following table provides a reconciliation of the notes payable and credit facility, net balance, as reported on our consolidated balance sheet, to net debt as of December 31, 2016 (in thousands):

Balance as of December 31, 2016
Notes payable and credit facility, net	$159,143
Deferred costs, net	2,026
Total debt	161,169
Less: Cash and cash equivalents	(4,671)
Net debt	$156,498

Gross real estate assets, net (1)	$452,685
Net debt leverage ratio	34.6%

____________________________
(1) Net of gross intangible lease liabilities.
As of December 31, 2016, we had entered into purchase agreements with unaffiliated third-party sellers to acquire a 100% interest in five retail properties, subject to meeting certain criteria, for an aggregate purchase price of $38.8 million, exclusive of closing costs. As of December 31, 2016, we had $410,000 of property escrow deposits held by escrow agents in connection with these future property acquisitions. These deposits are included in the consolidated balance sheets in property escrow deposits, prepaid expenses and other assets in this Annual Report on Form 10-K. As of December 31, 2016, none of these escrow deposits have been forfeited.
Cash Flow Analysis
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
Operating Activities. Net cash provided by operating activities was $8.3 million for the year ended December 31, 2016, compared to $8.2 million for the year ended December 31, 2015. The increase was primarily due to an increase in gain on disposition of property of $5.6 million, offset by an increase in net loss before non-cash adjustments for depreciation, amortization of intangibles, amortization of deferred financing costs, and amortization of discounts on marketable securities of $5.5 million.
Investing Activities. Net cash used in investing activities increased $151.5 million to $187.6 million for the year ended December 31, 2016, compared to $36.1 million for the year ended December 31, 2015. The increase was primarily due to the acquisition of 31 commercial properties during the year ended December 31, 2016. We acquired seven commercial properties, and disposed of five during the year ended December 31, 2015.
Financing Activities. Net cash provided by financing activities increased $131.0 million to $169.2 million for the year ended December 31, 2016, compared to $38.2 million for the year ended December 31, 2015. The increase was primarily due to an increase in net proceeds from borrowing facilities and notes payable of $42.5 million and an increase in net proceeds from the issuance of common stock of $93.1 million, offset by an increase in redemptions of common stock of $3.2 million.
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
Election as a REIT
From the date of our formation until the day following the date on which we issued shares to stockholders other than CHC, a former affiliate of our sponsor, we were a qualified subchapter S subsidiary of CHC, and therefore were disregarded as an entity separate from CHC for U.S. federal income tax purposes. We have elected to be taxed, and currently qualify, as a REIT under the Code. To maintain our qualification as a REIT, we must continue to meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we are not subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding certain non-cash items and net capital gains).

If we fail to maintain our qualification as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to maintain our qualification as a REIT. We also will be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to maintain our qualification as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying consolidated financial statements. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying consolidated financial statements.
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
Related-Party Transactions and Agreements
We have entered into agreements with Cole Advisors and its affiliates, whereby we agree to pay certain fees, or reimburse certain expenses of, Cole Advisors or its affiliates, primarily advisory and performance fees and expenses, organization and offering costs, sales commissions, dealer manager fees and expenses, distribution fees and reimbursement of certain acquisition and operating costs. See Note 12 — Related-Party Transactions and Agreements to our consolidated financial statements in this Annual Report on Form 10-K for a further explanation of the various related-party transactions, agreements and fees.
Conflicts of Interest
Affiliates of Cole Advisors act as an advisor to, and certain of our executive officers and one of our directors act as executive officers and/or directors of CCPT IV, CCPT V, CCIT II, and/or CCIT III, all of which are/or intend to be public, non-listed REITs offered, distributed and/or managed by affiliates of Cole Advisors. As such, there are conflicts of interest where Cole Advisors or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for VEREIT or another real estate program sponsored by Cole Capital, may be in conflict with us in connection with providing services to other real estate related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of Cole Advisors and VEREIT and these other real estate programs sponsored by Cole Capital could influence the advice to us. See Part I, Item 1. Business — Conflicts of Interest in this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of December 31, 2016 and 2015, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our market risk arises primarily from interest rate risk relating to variable rate borrowings. To meet our short and long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not intend to hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Interest Rate Risk
As of December 31, 2016, we had variable rate debt of $24.0 million, excluding any debt subject to interest rate swap agreements, and, therefore, we are exposed to interest rate changes in the London Interbank Offered Rate (“LIBOR”). A 50 basis point increase or decrease in interest rates on our variable rate debt would increase or decrease our interest expense by $120,000 per annum.
As of December 31, 2016, we had three interest rate swap agreements outstanding, which mature on various dates from September 2019 to January 2022, respectively with an aggregate notional amount of $65.6 million and an aggregate net fair value liability of $343,000. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of December 31, 2016, an increase of 50 basis points in interest rates would result in a derivative asset of $718,000, representing a $1.1 million net change to the fair value of the net derivative liability. A decrease of 50 basis points would result in a derivative liability of $1.4 million, representing a $1.1 million increase to the fair value of the net derivative liability.
As the information presented above includes only those exposures that existed as of December 31, 2016, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs and assume no other changes in our capital structure.
Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to us, to be similarly affected by changes in economic conditions. We are subject to tenant, geographic and industry concentrations. Any downturn of the economic conditions in one or more of these tenants, states or industries could result in a material reduction of our cash flows or material losses to us.
Our credit risk management objectives are to have creditworthy tenants. To achieve these objectives, we consider various factors to determine the credit risk of our tenants including, but not limited to: payment history; credit status and change in status (credit ratings for public companies are used as a primary metric); change in tenant space needs (i.e., expansion/downsize); tenant financial performance; economic conditions in a specific geographic region; and industry specific credit considerations. We believe that the credit risk of our portfolio is reduced by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2016.
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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2016 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2016, were effective.
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
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be presented in our definitive proxy statement for our 2017 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item will be presented in our definitive proxy statement for our 2017 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be presented in our definitive proxy statement for our 2017 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item will be presented in our definitive proxy statement for our 2017 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be presented in our definitive proxy statement for our 2017 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

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
Exhibits
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

1.1*	Second Amended and Restated Dealer Manager Agreement by and between Cole Real Estate Income Strategy (Daily NAV), Inc. and Cole Capital Corporation, dated as of February 10, 2017.
1.2*	Form of Selected Dealer Agreement.
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

Exhibit No.	Description
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

10.10
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

10.11
Accordion Increase and Lender Joinder Agreement by and among Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP and JPMorgan Chase Bank, N.A. as administrative agent, and The Huntington National Bank dated as of December 19, 2016 (Incorporated by reference to Exhibit 10.11 to Pre-Effective Amendment No. 1 to the Company’s Registration on Form S-11 (File No. 333-213271), filed on February 1, 2017).

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

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of March 2017.

Cole Real Estate Income Strategy (Daily NAV), Inc.

By:	/s/ NATHAN D. DEBACKER
Name:	Nathan D. DeBacker
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ GLENN J. RUFRANO	Chief Executive Officer and President	March 28, 2017
Glenn J. Rufrano	(Principal Executive Officer)

/s/ NATHAN D. DEBACKER	Chief Financial Officer and Treasurer	March 28, 2017
Nathan D. DeBacker	(Principal Financial Officer)

/s/ CHRISTINE T. BROWN	Vice President of Accounting	March 28, 2017
Christine T. Brown	(Principal Accounting Officer)

/s/ GEORGE N. FUGELSANG	Chairman of the Board	March 28, 2017
George N. Fugelsang

/s/ RICHARD J. LEHMANN	Director	March 28, 2017
Richard J. Lehmann

/s/ ROGER D. SNELL	Director	March 28, 2017
Roger D. Snell

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Cole Real Estate Income Strategy (Daily NAV), Inc.
Phoenix, Arizona
We have audited the accompanying consolidated balance sheets of Cole Real Estate Income Strategy (Daily NAV), Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cole Real Estate Income Strategy (Daily NAV), Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 28, 2017

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2016	December 31, 2015
ASSETS
Investment in real estate assets:
Land	$86,858	$49,785
Buildings and improvements	319,589	187,616
Intangible lease assets	52,965	32,880
Total real estate investments, at cost	459,412	270,281
Less: accumulated depreciation and amortization	(22,638)	(12,698)
Total real estate investments, net	436,774	257,583
Investment in marketable securities	5,563	5,237
Total real estate investments and marketable securities, net	442,337	262,820
Cash and cash equivalents	4,671	14,840
Restricted cash	600	118
Rents and tenant receivables, net	4,206	2,655
Property escrow deposits, prepaid expenses and other assets	684	250
Deferred costs, net	1,074	819
Total assets	$453,572	$281,502
LIABILITIES AND EQUITY
Notes payable and credit facility, net	$159,143	$117,730
Accrued expenses and accounts payable	2,798	2,122
Escrowed investor proceeds	75	50
Due to affiliates	14,786	8,235
Intangible lease liabilities, net	5,798	3,513
Distributions payable	1,444	788
Deferred rental income, derivative liabilities and other liabilities	1,442	1,120
Total liabilities	185,486	133,558
Commitments and contingencies
Redeemable common stock	32,076	17,967
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
W Shares common stock, $0.01 par value; 164,000,000 shares authorized, 12,461,616 and 7,825,063 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	125	78
A Shares common stock, $0.01 par value; 163,000,000 shares authorized, 4,449,352 and 1,371,763 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	45	14
I Shares common stock, $0.01 par value; 163,000,000 shares authorized, 788,270 and 657,624 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	8	7
Capital in excess of par value	259,817	140,202
Accumulated distributions in excess of earnings	(24,399)	(9,949)
Accumulated other comprehensive loss	(372)	(375)
Total stockholders’ equity	235,224	129,977
Non-controlling interests	786	—
Total equity	$236,010	$129,977
Total liabilities, redeemable common stock, and equity	$453,572	$281,502
The accompanying notes are an integral part of these consolidated financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Rental income	$24,574	$17,345	$12,338
Tenant reimbursement income	2,620	1,688	959
Interest income on marketable securities	117	76	8
Total revenues	27,311	19,109	13,305
Operating expenses:
General and administrative	4,544	1,794	1,337
Property operating	1,090	644	473
Real estate tax	2,055	1,204	661
Advisory fees and expenses	2,760	2,536	2,002
Acquisition-related	3,251	809	1,495
Depreciation and amortization	9,533	6,457	4,535
Total operating expenses	23,233	13,444	10,503
Operating income	4,078	5,665	2,802
Other (expense) income:
Interest expense and other, net	(5,380)	(3,980)	(2,551)
(Loss) income before real estate dispositions	(1,302)	1,685	251
Gain on disposition of real estate, net	—	5,642	—
Net (loss) income	(1,302)	7,327	251
Net loss allocated to noncontrolling interest	(10)	—	—
Net (loss) income attributable to the Company	$(1,292)	$7,327	$251
Weighted average number of common shares outstanding:
Basic and diluted	13,418,544	7,912,968	6,019,518
Net (loss) income per common share:
Basic and diluted	$(0.10)	$0.93	$0.04
Distributions declared per common share	$0.98	$0.98	$0.97
The accompanying notes are an integral part of these consolidated financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net (loss) income	$(1,302)	$7,327	$251
Other comprehensive (loss) income:
Unrealized holding gain (loss) on marketable securities	44	(93)	7
Less: reclassification adjustment for loss (gain) included in income as other expense	—	17	(1)
Unrealized loss on interest rate swaps	(580)	(586)	—
Amount of loss reclassified from other comprehensive income into income as interest expense	539	284	—
Total other comprehensive income (loss)	3	(378)	6

Comprehensive (loss) income	(1,299)	6,949	257
Comprehensive loss allocated to noncontrolling interest	(10)	—	—
Comprehensive (loss) income attributable to the Company	$(1,289)	$6,949	$257
The accompanying notes are an integral part of these consolidated financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share amounts)

	W Shares Common Stock		A Shares Common Stock		I Shares Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2014	3,993,916	$40	23,767	$—	129,176	$1	$56,937	$(3,949)	$(3)	$53,026	$—	$53,026
Issuance of common stock	3,070,377	31	874,181	9	127,349	2	69,907	—	—	69,949	—	69,949
Distributions to investors	—	—	—	—	—	—	—	(5,841)	—	(5,841)	—	(5,841)
Commissions, dealer manager and distribution fees	—	—	—	—	—	—	(3,300)	—	—	(3,300)	—	(3,300)
Other offering costs	—	—	—	—	—	—	(520)	—	—	(520)	—	(520)
Redemptions of common stock	(1,052,250)	(11)	(572)	—	—	—	(17,958)	—	—	(17,969)	—	(17,969)
Changes in redeemable common stock	—	—	—	—	—	—	(5,563)	—	—	(5,563)	—	(5,563)
Comprehensive income	—	—	—	—	—	—	—	251	6	257	—	257
Balance, December 31, 2014	6,012,043	$60	897,376	$9	256,525	$3	$99,503	$(9,539)	$3	$90,039	$—	$90,039
Issuance of common stock	2,689,946	27	541,431	6	175,819	2	62,136	—	—	62,171	—	62,171
Conversion of shares	(226,091)	(2)	—	—	225,280	2	—	—	—	—	—	—
Distributions to investors	—	—	—	—	—	—	—	(7,737)	—	(7,737)	—	(7,737)
Commissions, dealer manager and distribution fees	—	—	—	—	—	—	(2,602)	—	—	(2,602)	—	(2,602)
Other offering costs	—	—	—	—	—	—	(464)	—	—	(464)	—	(464)
Redemptions of common stock	(650,835)	(7)	(67,044)	(1)	—	—	(12,949)	—	—	(12,957)	—	(12,957)
Changes in redeemable common stock	—	—	—	—	—	—	(5,422)	—	—	(5,422)	—	(5,422)
Comprehensive income	—	—	—	—	—	—	—	7,327	(378)	6,949	—	6,949
Balance, December 31, 2015	7,825,063	$78	1,371,763	$14	657,624	$7	$140,202	$(9,949)	$(375)	$129,977	$—	$129,977
Issuance of common stock	5,418,786	55	3,181,316	32	130,646	1	160,947	—	—	161,035	—	161,035
Distributions to investors	—	—	—	—	—	—	—	(13,158)	—	(13,158)	—	(13,158)
Commissions, dealer manager and distribution fees	—	—	—	—	—	—	(9,904)	—	—	(9,904)	—	(9,904)
Other offering costs	—	—	—	—	—	—	(1,192)	—	—	(1,192)	—	(1,192)
Redemptions of common stock	(782,233)	(8)	(103,727)	(1)	—	—	(16,127)	—	—	(16,136)	—	(16,136)
Changes in redeemable common stock	—	—	—	—	—	—	(14,109)	—	—	(14,109)	—	(14,109)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	796	796
Comprehensive loss	—	—	—	—	—	—	—	(1,292)	3	(1,289)	(10)	(1,299)
Balance, December 31, 2016	12,461,616	$125	4,449,352	$45	788,270	$8	$259,817	$(24,399)	$(372)	$235,224	$786	$236,010
The accompanying notes are an integral part of these consolidated financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net (loss) income	$(1,302)	$7,327	$251
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, net	9,538	6,630	4,581
Straight-line rental income	(1,067)	(717)	(397)
Amortization of deferred financing costs	716	465	727
Amortization on marketable securities	16	12	2
Gain on disposition of real estate assets, net	—	(5,642)	—
Loss (gain) on sale of marketable securities	—	17	(1)
Bad debt expense	17	2	—
Changes in assets and liabilities:
Rents and tenant receivables	(501)	(1,077)	(289)
Prepaid expenses and other assets	4	114	(257)
Accounts payable and accrued expenses	664	884	709
Deferred rental income and other liabilities	253	233	324
Due to affiliates	(45)	(14)	924
Net cash provided by operating activities	8,293	8,234	6,574
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(186,432)	(52,555)	(126,580)
Investment in marketable securities	(1,638)	(6,954)	(290)
Proceeds from sale and maturities of marketable securities	1,340	2,102	265
Proceeds from disposition of real estate assets	—	21,398	—
Payment of property escrow deposits	(4,817)	—	—
Refund of property escrow deposits	4,407	—	—
Change in restricted cash	(482)	(93)	80
Net cash used in investing activities	(187,622)	(36,102)	(126,525)
Cash flows from financing activities:
Proceeds from issuance of common stock	155,051	58,835	67,631
Offering costs on issuance of common stock	(4,500)	(1,414)	(1,612)
Redemptions of common stock	(16,136)	(12,957)	(17,969)
Distributions to investors	(6,518)	(4,208)	(3,245)
Proceeds from credit facility and notes payable	69,675	82,190	119,358
Repayments of credit facility	(28,000)	(83,000)	(42,954)
Proceeds from line of credit with affiliate	—	10,000	—
Repayments of line of credit with affiliate	—	(10,000)	—
Deferred financing costs paid	(1,233)	(1,252)	(2,059)
Contributions from noncontrolling interest	796	—	—
Change in escrowed investor proceeds liability	25	25	(80)
Net cash provided by financing activities	169,160	38,219	119,070
Net (decrease) increase in cash and cash equivalents	(10,169)	10,351	(881)
Cash and cash equivalents, beginning of year	14,840	4,489	5,370
Cash and cash equivalents, end of year	$4,671	$14,840	$4,489
Supplemental disclosures of non-cash investing and financing activities:
Accrued dealer manager fee, distribution fee, and other offering costs	$13,302	$6,706	$5,054
Distributions to investors declared and unpaid	$1,444	$788	$595
Common stock issued through distribution reinvestment plan	$5,984	$3,336	$2,318
Change in fair value of marketable securities	$44	$(73)	$6
Change in fair value of interest rate swaps	$(41)	$(302)	$—
Accrued capital expenditures	$12	$50	$—
Supplemental cash flow disclosures:
Interest paid	$4,346	$3,404	$1,728
The accompanying notes are an integral part of these consolidated financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Real Estate Income Strategy (Daily NAV), Inc. (the “Company”) is a Maryland corporation, incorporated on July 27, 2010, that qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2012. Substantially all of the Company’s business is conducted through Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP (“Cole OP”), a Delaware limited partnership. The Company is the sole general partner of, and owns, directly or indirectly, 100% of the partnership interests in, Cole OP. The Company is externally managed by Cole Real Estate Income Strategy (Daily NAV) Advisors, LLC, a Delaware limited liability company (“Cole Advisors”), an affiliate of the Company’s sponsor, Cole Capital®, which is a trade name used to refer to a group of affiliated entities directly or indirectly controlled by VEREIT, Inc. (“VEREIT”), a widely-held public company whose shares of common stock are listed on the New York Stock Exchange (NYSE: VER). VEREIT indirectly owns and/or controls the Company’s external advisor, Cole Advisors, the Company’s dealer manager, Cole Capital Corporation (“CCC”), the Company’s property manager, CREI Advisors, LLC (“CREI Advisors”), and Cole Capital.
On December 6, 2011, pursuant to a registration statement filed on Form S-11 (Registration No. 333-169535) (the “Initial Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”), the Company commenced its initial public offering on a “best efforts” basis of $4.0 billion in shares of common stock. On August 26, 2013, pursuant to a registration statement filed on Form S-11 (Registration No. 333-186656) (the “Multi-Class Registration Statement”) under the Securities Act, the Company designated the existing shares of the Company’s common stock that were sold prior to such date to be Wrap Class shares (“W Shares”) of common stock and registered two new classes of the Company’s common stock, Advisor Class shares (“A Shares”) and Institutional Class shares (“I Shares”). Pursuant to a registration statement filed on Form S-11 (Registration No. 333-213271) filed on February 10, 2017 (the “Continuing Offering Registration Statement”), the Company is offering up to $4.0 billion in shares of common stock of the three classes (the “Offering”), consisting of $3.5 billion in shares in the Company’s primary offering (the “Primary Offering”) and $500.0 million in shares pursuant to a distribution reinvestment plan (the “DRIP”). The Company is offering to sell any combination of W Shares, A Shares and I Shares with a dollar value up to the maximum offering amount. As of December 31, 2016, the Company had issued approximately 20.4 million shares of common stock in the Offering for gross offering proceeds of $361.0 million before offering costs and selling commissions of $5.7 million, and the current portion of dealer manager fees and distribution fees of $3.3 million.
The per share purchase price for each class of common stock varies from day-to-day and, on each business day, is equal to, for each class of common stock, the Company’s net asset value (“NAV”) for such class, divided by the number of shares of that class outstanding as of the close of business on such a day, plus, for A Shares sold in the Primary Offering, applicable selling commissions. The Company’s NAV per share is calculated daily as of the close of business by an independent fund accountant using a process that reflects (1) estimated values of each of the Company’s commercial real estate assets, related liabilities and notes receivable secured by real estate provided periodically by the Company’s independent valuation expert in individual appraisal reports, (2) daily updates in the price of liquid assets for which third party market quotes are available, (3) accruals of daily distributions, and (4) estimates of daily accruals, on a net basis, of operating revenues, expenses, debt service costs and fees. As of December 31, 2016, the NAV per share for W Shares, A Shares, and I Shares was $18.15, $18.01, and $18.29, respectively. The Company’s NAV is not audited or reviewed by its independent registered public accounting firm.
The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio primarily consisting of (1) necessity retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States, (2) notes receivable secured by commercial real estate, including the origination of loans, and (3) cash, cash equivalents, other short-term investments and traded real estate-related securities. As of December 31, 2016, the Company owned 108 commercial properties, which includes properties owned through a consolidated joint venture arrangement (the “Consolidated Joint Venture”), located in 34 states, containing 3.1 million rentable square feet of commercial space, including the square feet of buildings which are on land subject to ground leases. As of December 31, 2016, the rentable square feet at these properties was 99.3% leased, including month-to-month agreements, if any.
The Company is structured as a perpetual-life, non-exchange traded REIT. This means that, subject to regulatory approval of its filing for additional offerings, the Company will be selling shares of common stock on a continuous basis and for an indefinite period of time to the extent permissible under applicable law. The Company will endeavor to take all reasonable actions to avoid interruptions in the continuous offering of shares of common stock. The Company reserves the right to terminate the Offering at any time.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 — CORRECTION OF PRIOR PERIOD AMOUNTS
During the second quarter of 2016, the Company was advised of a interpretative clarification regarding its industry’s accounting of the recognition of ongoing periodic fees (“OPFs”), which are dealer manager fees and distribution fees that are paid monthly related to the issuance of certain classes of common stock. The Company previously recorded OPFs as a reduction to equity on a monthly basis when payment was due to the dealer manager. The Company assessed this policy in light of the interpretive clarification, and determined that a liability should have been recorded for the estimated amount of total OPFs to be paid in future periods upon issuance of shares structured with OPFs. This determination affected the consolidated balance sheets, consolidated statements of changes in equity and supplemental disclosures of non-cash investing and financing activities for historical periods beginning in 2011 through March 31, 2016. There was no impact to the statements of operations or comprehensive income (loss) or net cash provided by (used in) operating, investing or financing activities as presented in the consolidated statements of cash flows. The Company assessed the materiality of the correction on prior periods’ financial statements in accordance with Accounting Standards Codification 250 (“ASC 250”), Presentation of Financial Statements, and concluded that these misstatements were not material to any of the Company’s previously issued consolidated financial statements.
In accordance with ASC 250, the consolidated balance sheet as of December 31, 2015, the consolidated statement of changes in equity January 1, 2014 and 2015 beginning balances and the commissions, dealer manager and distribution fees, and the consolidated statements of cash flows – supplemental disclosures of non-cash investing and financing activities for the years ended December 31, 2015 and 2014 have been adjusted to reflect the correction.
The following tables show the affected line items within the consolidated financial statements (dollars in thousands):
Consolidated Balance Sheet

	December 31, 2015
	As Previously Reported	Adjustment	As Restated
Due to affiliates	$2,006	$6,229	$8,235
Total liabilities	$127,329	$6,229	$133,558
Capital in excess of par value	$146,431	$(6,229)	$140,202
Total stockholders’ equity	$136,206	$(6,229)	$129,977
Consolidated Statement of Changes in Equity

	Capital in Excess of Par Value	Total Stockholders’ Equity	Capital in Excess of Par Value	Total Stockholders’ Equity	Capital in Excess of Par Value	Total Stockholders’ Equity
	As Previously Reported		Adjustment		As Restated
Balance, January 1, 2014	$59,573	$55,662	$(2,636)	$(2,636)	$56,937	$53,026
Commissions, dealer manager and distribution fees	$(1,155)	$(1,155)	$(2,145)	$(2,145)	$(3,300)	$(3,300)
Balance, December 31, 2014	$104,284	$94,820	$(4,781)	$(4,781)	$99,503	$90,039
Commissions, dealer manager and distribution fees	$(1,154)	$(1,154)	$(1,448)	$(1,448)	$(2,602)	$(2,602)
Balance, December 31, 2015	$146,431	$136,206	$(6,229)	$(6,229)	$140,202	$129,977
Consolidated Statements of Cash Flows – Supplemental Disclosures of Non-Cash Investing and Financing Activities

	As Previously Reported	Adjustment	As Restated
Accrued dealer manager fee, distribution fee, and other offering costs
Year Ended December 31, 2014	$273	$4,781	$5,054
Year Ended December 31, 2015	$477	$6,229	$6,706

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
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and the Consolidated Joint Venture in which the Company has a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation.
The Company evaluates its relationships and investments to determine if it has variable interests. A variable interest is an investment or other interest that will absorb portions of an entity’s expected losses or receive portions of the entity’s expected residual returns.  If the Company determines that it has a variable interest in an entity, it evaluates whether such interest is in a variable interest entity (“VIE”). VIEs are entities where investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or where equity investors, as a group, lack one of the following characteristics: (a) the power to direct the activities that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses of the entity, or (c) the right to receive the expected returns of the entity. The Company consolidates any VIEs when it is determined to be the primary beneficiary of the VIE’s operations.
During the year ended December 31, 2016, the Company adopted the U.S. Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which simplifies consolidation accounting by reducing the number of consolidation models and changing various aspects of current GAAP, including certain consolidation criteria for a VIE. For legal entities being evaluated for consolidation, the Company must first determine whether the interests that it holds and fees it receives qualify as variable interests in the entity. A variable interest is an investment or other interest that will absorb portions of an entity’s expected losses or receive portions of the entity’s expected residual returns. The Company’s evaluation includes consideration of fees paid to the Company where the Company acts as a decision maker or service provider to the entity being evaluated. If the Company determines that it holds a variable interest in an entity, it evaluates whether that entity is a VIE.
A VIE must be consolidated by its primary beneficiary, which is generally defined as the party who has a controlling financial interest in the VIE. The Company qualitatively assesses whether it is (or is not) the primary beneficiary of a VIE. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance and its obligation to absorb losses from or right to receive benefits of the VIE that could potentially be significant to the VIE. The Company consolidates any VIEs when the Company is determined to be the primary beneficiary of the VIE and the difference between consolidating the VIE and accounting for it using the equity method could be material to the Company’s consolidated financial statements. The Company continually evaluates the need to consolidate any VIEs based on standards set forth in GAAP as described above.
As of December 31, 2016, the Company determined that it had a controlling interest in the Consolidated Joint Venture and therefore met the GAAP requirements for consolidation.
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the years ended December 31, 2016, 2015 or 2014.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of December 31, 2016 or 2015.
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
The fair values of in-place leases include estimates of direct costs associated with obtaining a new tenant and opportunity costs associated with lost rental and other property income which are avoided by acquiring a property with an in-place lease. Direct costs associated with obtaining a new tenant include leasing commissions, legal and other related expenses and are

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

estimated in part by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. The intangible values of opportunity costs, which are calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease, are capitalized as intangible lease assets and are amortized to expense over the remaining term of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.
The Company may acquire certain properties subject to contingent consideration arrangements that may obligate the Company to pay additional consideration to the seller based on the outcome of future events. Additionally, the Company may acquire certain properties for which it funds certain contingent consideration amounts into an escrow account pending the outcome of certain future events. The outcome may result in the release of all or a portion of the escrow funds to the Company or the seller or a combination thereof. Contingent consideration arrangements, including amounts funded through an escrow account, will be recorded upon acquisition of the respective property at their estimated fair value, and any changes to the estimated fair value, subsequent to acquisition, will be reflected in the accompanying consolidated statements of operations in acquisition-related fees and expenses. The determination of the amount of contingent consideration arrangements is based on the probability of several possible outcomes as identified by management.
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
Investment in Marketable Securities
Investment in marketable securities consists primarily of the Company’s investment in corporate and government debt securities. The Company determines the appropriate classification for debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 2016, the Company classified its investments as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in other comprehensive (loss) income.
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
Noncontrolling Interest in Consolidated Joint Venture
On December 16, 2016, the Company completed the formation of the Consolidated Joint Venture. The Company determined it had a controlling interest in the Consolidated Joint Venture and, therefore, met the GAAP requirements for consolidation. The Company recorded net loss of $10,000 and received contributions of $796,000 during the year ended December 31, 2016. The Company recorded the noncontrolling interest of $786,000 as of December 31, 2016, in the consolidated balance sheet.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Cash
The Company had $600,000 and $118,000 in restricted cash as of December 31, 2016 and 2015, respectively. Included in restricted cash were escrowed investor proceeds of $75,000 and $50,000 for which shares of common stock had not been issued as of December 31, 2016 and 2015, respectively. Restricted cash as of December 31, 2016 included $500,000 held by a lender in an escrow account for a certain property in accordance with the associated loan agreement, and no amounts were held for such loan as of December 31, 2015. Additionally, as of December 31, 2016 and 2015, the Company had $25,000 and $68,000, respectively, held in a lockbox account. As part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which funds in excess of the required minimum balance are disbursed on a weekly basis to the Company.
Cash Concentrations
Cash and cash equivalents include cash in bank accounts, as well as investments in highly-liquid money market funds. The Company deposits cash with several high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (“FDIC”) up to an insurance limit of $250,000. At times, the Company’s cash and cash equivalents may exceed federally insured levels. Although the Company bears risk on amounts in excess of those insured by the FDIC, it has not experienced and does not anticipate any losses due to the high quality of the institutions where the deposits are held.
Deferred Financing Costs
Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. The presentation of all deferred financing costs, other than those associated with the revolving loan portion of the credit facility, are classified such that the debt issuance costs related to a recognized debt liability are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability rather than as an asset. Debt issuance costs related to securing a revolving line of credit are presented as an asset and amortized ratably over the term of the line of credit arrangement. As such, the Company’s current and corresponding prior period total deferred financing costs, net in the accompanying consolidated balance sheets relate only to the revolving loan portion of the credit facility and the historical presentation, amortization and treatment of unamortized costs are still applicable. As of December 31, 2016 and 2015, the Company had $1.1 million and $819,000, respectively, of deferred financing costs, net of accumulated amortization, related to the revolving credit facility. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined the financing will not close.
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
Due to Affiliates
Cole Advisors and certain of its affiliates received, and will continue to receive, fees, reimbursements and compensation in connection with services provided relating to the Offering and the acquisition, management and performance of the Company’s assets. As of December 31, 2016 and 2015, $14.8 million and $8.2 million, respectively, was due to Cole Advisors and its affiliates for such services, as discussed in Note 12 — Related-Party Transactions and Arrangements to these consolidated financial statements.
Redeemable Common Stock
The Company has adopted a share redemption program that permits its stockholders to redeem their shares, subject to certain limitations discussed in Note 14 — Stockholders’ Equity to these consolidated financial statements. The Company records amounts that are redeemable under the share redemption program as redeemable common stock outside of permanent equity on its consolidated balance sheets. Redeemable common stock is recorded at the greater of the carrying amount or redemption value each reporting period. Changes in the value from period to period are recorded as an adjustment to capital in excess of par value.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2016 and 2015, the quarterly redemption capacity was equal to 10% of the Company’s NAV and this amount was recorded as redeemable common stock on the consolidated balance sheets for a total of $32.1 million and $18.0 million, respectively. As of December 31, 2016 and 2015, certain shares were not permitted to be redeemed subject to certain limitations as discussed in Note 14 — Stockholders’ Equity to these consolidated financial statements.
Dealer Manager and Distribution Fees
The Company pays CCC dealer manager and distribution fees, which are calculated on a daily basis in the amount of 1/365th of the amount indicated in the table below for each class of common stock:

	Dealer Manager Fee	Distribution Fee
W Shares	0.55%	—
A Shares	0.55%	0.50%
I Shares	0.25%	—
The dealer manager and distribution fees are paid monthly in arrears. An estimated liability for future dealer manager and distribution fees payable to CCC is recognized at the time each share is sold and included in due to affiliates in the consolidated balance sheets with a corresponding decrease to capital in excess of par value. The Company recognized a liability for future dealer manager and distribution fees payable to CCC of $12.5 million and $6.2 million, as of December 31, 2016 and 2015, respectively.
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
The Company continually reviews receivables related to rent, including any unbilled straight-line rent, and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the allowance for uncollectible accounts. As of December 31, 2016, the Company had an allowance for uncollectible accounts of $2,000. The Company had no allowances as of December 31, 2015.
Income Taxes
The Company elected to be taxed, and currently qualifies, as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company generally is not subject to federal corporate income tax to the extent it distributes its taxable income to its stockholders, and so long as it, among other things, distributes at least 90% of its annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the Company maintains its qualification for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
(Loss) Earnings Per Share
The Company has three classes of common stock with nonforfeitable dividend rights that are determined based on a different NAV for each class. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which results in the same earnings per share when rounded to within less than one cent for each of the classes. Under the two-class method, earnings per class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. Diluted (loss) income per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the years ended December 31, 2016, 2015 or 2014.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Offering and Related Costs
Cole Advisors funds all of the organization and offering costs associated with the sale of the Company’s common stock (excluding selling commissions, the distribution fee and the dealer manager fee) and is reimbursed for such costs up to 0.75% of gross proceeds from the Offering, excluding selling commissions charged on A Shares sold in the Primary Offering. As of December 31, 2016, Cole Advisors, or its affiliates, had paid organization and offering costs in excess of the 0.75% in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable to Cole Advisors.
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
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on the Company’s accounting and reporting. Except as otherwise stated below, the Company is currently evaluating the effect that certain of these new accounting requirements may have on the Company’s accounting and related reporting and disclosures in the Company’s consolidated financial statements:
Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as amended (“ASU 2014-09”) — The requirements were amended to remove inconsistencies in revenue requirements and to provide a more complete framework for addressing revenue issues across a broad range of industries and transaction types. The revised standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised standard also clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract to a customer. These provisions are effective January 1, 2018, and are to be applied retrospectively, with early adoption permitted for periods beginning after December 15, 2016 and interim periods thereafter. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently assessing the adoption methodology. In accordance with the Company’s plan for the adoption of ASU 2014-09, the Company’s implementation team has identified the Company’s revenue streams, and is performing an in-depth review of the Company’s revenue contracts to identify the related performance obligations and to evaluate the impact on the Company’s consolidated financial statements and internal accounting processes and controls. As the majority of the Company’s revenue is derived from real estate lease contracts, as discussed in relation to ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), the Company does not expect that the adoption of ASU 2014-09 or related amendments and modifications issued by the FASB will have a material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, which replaces the existing guidance in Accounting Standards Codification 840, Leases (Topic 842). ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as either finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (“ROU”) asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense. The provisions of ASU 2016-02 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. A modified retrospective approach is required for existing leases that have not expired upon adoption. Early adoption is permitted. The Company’s implementation team is developing an inventory of all leases, as well as identifying any non-lease components in the lease arrangements, and evaluating the impact to the Company and its consolidated financial statements.
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
ASU No. 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”) — The amendments in this update clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require de-designation of that hedging relationship, provided that all other hedge accounting criteria continue to be met. These provisions are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company plans to adopt ASU 2016-05 prospectively and will consider for any future novations.
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to address diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in ASU 2016-15 address eight specific cash flow issues as well as application of the predominance principle (dependence on predominant source or use of receipt or payment) and are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. ASU 2016-15 requires retrospective adoption unless it is impracticable to apply, in which case it is to be applied prospectively as of the earliest date practicable. The Company plans to adopt ASU 2016-15 during the fourth quarter of fiscal year 2017.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. Restricted cash and restricted cash equivalents should now be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The amendments in ASU 2016-18 are effective for reporting periods beginning after December 15, 2017, with early adoption permitted.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within. Early adoption is permitted and is required to be applied prospectively to any transactions occurring within the period of adoption. The Company plans to adopt ASU 2017-01 during the first quarter of fiscal year 2017 and expects that most future acquisitions (or disposals) will qualify as asset acquisitions (or disposals). As such, future acquisition related expenses associated with these asset acquisitions will be capitalized.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Notes payable and credit facility — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The estimated fair value and the carrying value of the Company’s debt were each $161.2 million as of December 31, 2016. As of December 31, 2015, the fair value of the Company’s debt was $119.3 million compared to a carrying value on that date of $119.5 million. The fair value of the Company’s debt is estimated using Level 2 inputs.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2016 and 2015, the Company has assessed the overall significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Other financial instruments — The Company considers the carrying values of its cash and cash equivalents, restricted cash, tenant receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable to approximate their fair values because of the short period of time between their origination and their expected realization as well as their highly-liquid nature. Due to the short-term maturities of these instruments, Level 1 inputs are utilized to estimate the fair value of these financial instruments.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of December 31, 2016 and 2015, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2016 and 2015 (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Interest rate swaps	$28	$—	$28	$—
Marketable securities	5,563	5,563	—	—
Total assets	$5,591	$5,563	$28	$—
Financial liability:
Interest rate swaps	$(371)	$—	$(371)	$—

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Marketable securities	$5,237	$5,237	$—	$—
Financial liability:
Interest rate swaps	$(302)	$—	$(302)	$—
NOTE 5 — REAL ESTATE INVESTMENTS
2016 Property Acquisitions
During the year ended December 31, 2016, the Company acquired 31 commercial properties, including properties held in the Consolidated Joint Venture, for an aggregate purchase price of $186.3 million (the “2016 Acquisitions”). The Company purchased the 2016 Acquisitions with net proceeds from the Offering and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed.
The following table summarizes the purchase price allocation for the acquisitions purchased during the year ended December 31, 2016 (in thousands):

2016 Acquisitions
Land	$37,073
Building and improvements	131,828
Acquired in-place leases(1)	17,293
Acquired above-market leases(2)	2,828
Intangible lease liabilities(3)	(2,733)
Total purchase price	$186,289
______________________

(1)	The weighted average amortization period for acquired in-place leases is 15.9 years for the 2016 Acquisitions.

(2)	The weighted average amortization period for acquired above-market leases is 16.6 years for the 2016 Acquisitions.

(3)	The weighted average amortization period for acquired intangible lease liabilities is 15.5 years for the 2016 Acquisitions.
The Company recorded revenue of $4.1 million and net income of $1.0 million for the year ended December 31, 2016 related to the 2016 Acquisitions. In addition, the Company recorded $1.4 million of acquisition-related expenses for the year ended December 31, 2016.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following information summarizes selected financial information of the Company, as if all of the 2016 Acquisitions were completed on January 1, 2015 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended
	December 31, 2016	December 31, 2015
Pro forma basis (unaudited):
Revenue	$37,204	$33,132
Net income	$963	$9,254
The unaudited pro forma information for the year ended December 31, 2016 was adjusted to exclude acquisition-related expenses recorded during such periods related to the 2016 Acquisitions. Accordingly, these expenses were instead recognized in the pro forma information for the year ended December 31, 2015. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2015, nor does it purport to represent the results of future operations.
Consolidated Joint Venture
On December 12, 2016, the Company completed the formation of the Consolidated Joint Venture. As of December 31, 2016, the Company had an interest in a Consolidated Joint Venture that owns and manages two properties, with total assets of $7.9 million, which included $7.8 million of real estate assets, net of accumulated depreciation and amortization of $10,000, and total liabilities of $86,000. The Consolidated Joint Venture does not have any debt outstanding as of December 31, 2016. The Company has the ability to control operating and financial policies of the Consolidated Joint Venture. There are restrictions on the use of these assets as the Company would generally be required to obtain the partner’s (the “Consolidated Joint Venture Partner”) approval in accordance with the joint venture agreement for any major transactions. The Company and the Consolidated Joint Venture Partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
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
The following table summarizes the purchase price allocation for the acquisitions purchased during the year ended December 31, 2015 (in thousands):

2015 Acquisitions
Land	$11,505
Building and improvements	37,381
Acquired in-place leases(1)	5,054
Acquired above-market leases(2)	28
Intangible lease liabilities(3)	(1,694)
Total purchase price	$52,274
______________________

(1)	The weighted average amortization period for acquired in-place leases was 10.0 years for the 2015 Acquisitions.

(2)	The weighted average amortization period for acquired above-market leases was 8.5 years for the 2015 Acquisitions.

(3)	The weighted average amortization period for acquired intangible lease liabilities was 9.8 years for the 2015 Acquisitions.
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
The unaudited pro forma information for the year ended December 31, 2015 was adjusted to exclude acquisition-related expenses recorded during such periods related to the 2015 Acquisitions. These expenses were instead recognized in the unaudited pro forma information for the year ended December 31, 2014. The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2014, nor does it purport to represent the results of future operations.
2015 Property Dispositions
During the year ended December 31, 2015, the Company disposed of four retail properties and one anchored shopping center property, for an aggregate gross sales price of $21.9 million and a gain of $5.6 million. No disposition fees were paid to affiliates in connection with the sale of the properties and the Company has no continuing involvement with these properties. The gain on sale of real estate is included in gain on disposition of real estate, net in the consolidated statements of operations for all periods presented. The Company did not dispose of any properties during the years ended December 31, 2016 or 2014.
2014 Property Acquisitions
During the year ended December 31, 2014, the Company acquired a 100% interest in 43 commercial properties for an aggregate purchase price of $126.4 million (the “2014 Acquisitions”). The Company purchased the 2014 Acquisitions with net proceeds from the Offering and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed.
The following table summarizes the purchase price allocation for the acquisitions purchased during the year ended December 31, 2014 (in thousands):

2014 Acquisitions
Land	$22,312
Building and improvements	88,082
Acquired in-place leases(1)	13,260
Acquired above-market leases(2)	3,614
Intangible lease liabilities(3)	(863)
Total purchase price	$126,405
______________________

(1)	The weighted average amortization period for acquired in-place leases was 12.8 years for the 2014 Acquisitions.

(2)	The weighted average amortization period for acquired above-market leases was 12.7 years for the 2014 Acquisitions.

(3)	The weighted average amortization period for acquired intangible lease liabilities was 10.3 years for the 2014 Acquisitions.
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
The unaudited pro forma information for the year ended December 31, 2014 was adjusted to exclude acquisition-related expenses recorded during such periods related to the 2014 Acquisitions. These expenses were instead recognized in the unaudited pro forma information for the year ended December 31, 2013. The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2013, nor does it purport to represent the results of future operations.
NOTE 6 — INTANGIBLE LEASE ASSETS
Intangible lease assets consisted of the following (in thousands, except weighted average life amounts)

	As of December 31,
	2016	2015
In-place leases, net of accumulated amortization of $6,942 and $4,005, respectively
(with a weighted average life remaining of 12.0 and 11.0 years, respectively).	$39,353	$25,019
Acquired above-market leases, net of accumulated amortization of $927 and $525, respectively
(with a weighted average life remaining of 12.3 and 10.8 years, respectively).	5,743	3,331
	$45,096	$28,350
Amortization expense related to the in-place lease assets for the years ended December 31, 2016, 2015 and 2014, was $3.0 million, $2.1 million and $1.6 million, respectively. Amortization expense related to the acquired above-market lease assets for the years ended December 31, 2016, 2015 and 2014 was $417,000, $347,000 and $174,000, respectively, and was recorded as a reduction to rental income in the consolidated statements of operations.
As of December 31, 2016, the estimated amortization expense relating to the intangible lease assets for each of the five succeeding fiscal years is as follows (in thousands):

	Amortization
Year ending December 31,	In-Place Leases	Above-Market Leases
2017	$4,267	$541
2018	$4,199	$514
2019	$4,161	$507
2020	$3,951	$507
2021	$3,782	$507
NOTE 7 — MARKETABLE SECURITIES
The Company owned marketable securities with an estimated fair value of $5.6 million and $5.2 million as of December 31, 2016 and 2015, respectively. The following is a summary of the Company’s available-for-sale securities as of December 31, 2016 (in thousands):

	Available-for-sale securities
	Amortized Cost Basis	Unrealized Loss	Fair Value
U.S. Treasury Bonds	$2,284	$(21)	$2,263
U.S. Agency Bonds	587	(2)	585
Corporate Bonds	2,721	(6)	2,715
Total available-for-sale securities	$5,592	$(29)	$5,563

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides the activity for the marketable securities during the year ended December 31, 2016 (in thousands):

	Amortized Cost Basis	Unrealized Gain (Loss)	Fair Value
Marketable securities as of January 1, 2016	$5,310	$(73)	$5,237
Face value of marketable securities acquired	1,628	—	1,628
Premiums and discounts on purchase of marketable securities, net of acquisition costs	10	—	10
Amortization on marketable securities	(16)	—	(16)
Sales and maturities of securities	(1,340)	—	(1,340)
Unrealized gain on marketable securities	—	44	44
Marketable securities as of December 31, 2016	$5,592	$(29)	$5,563
During the year ended December 31, 2016, the Company sold 67 marketable securities for aggregate proceeds of $1.3 million. Unrealized gains (losses) on marketable securities are recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified into other expense, net on the accompanying consolidated statements of operations as securities are sold and gains (losses) are recognized. For the year ended December 31, 2016, the Company recorded an unrealized gain of $44,000 on its investments, which is included in accumulated other comprehensive (loss) income on the accompanying consolidated statement of changes in equity for the year ended December 31, 2016 and the consolidated balance sheet as of December 31, 2016.
The following table shows the fair value and gross unrealized losses of the Company’s available-for-sale securities as of December 31, 2016 and the length of time the available-for-sale securities have been in the unrealized loss position (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury Bonds	$1,905	$(22)	$—	$—	$1,905	$(22)
U.S. Agency Bonds	301	(2)	96	(1)	397	(3)
Corporate Bonds	1,516	(13)	278	(2)	1,794	(15)
Total temporarily impaired securities	$3,722	$(37)	$374	$(3)	$4,096	$(40)
The scheduled maturities of the Company’s marketable securities as of December 31, 2016 are as follows (in thousands):

	Available-for-sale securities
	Amortized Cost	Estimated Fair Value
Due within one year	$745	$745
Due after one year through five years	2,319	2,308
Due after five years through ten years	2,432	2,415
Due after ten years	96	95
Total	$5,592	$5,563
Actual maturities of marketable securities can differ from contractual maturities because borrowers on certain debt securities may have the right to prepay their respective debt obligations at any time. In addition, factors such as prepayments and interest rates may affect the yields on such securities.
In estimating other-than-temporary impairment losses, management considers a variety of factors, including (1) whether the Company has the intent to sell the impaired security, (2) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, and (3) whether the company expects to recover the entire amortized cost basis of the security. The Company believes that none of the unrealized losses on investment securities are other-than-temporary as management expects the Company will fully recover the entire amortized cost basis of all securities. As of December 31, 2016, the Company had no other-than-temporary impairment losses.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the year ended December 31, 2016, the Company entered into one interest rate swap agreement. As of December 31, 2016 the Company had three interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of December 31, 2016 and 2015 (in thousands):

		Outstanding Notional Amount as of December 31, 2016				Fair Value of Assets and (Liabilities)
	Balance Sheet Location		Interest Rates(1)	Effective Dates	Maturity Dates	December 31, 2016	December 31, 2015
Interest Rate Swaps	Property escrow deposits, prepaid expenses and other assets	$9,240	3.57%	12/1/2015	12/1/2020	$28	$(27)
Interest Rate Swaps	Deferred rental income, derivative liabilities and other liabilities	$56,400	3.43% to 4.17%	6/30/2015 to 12/16/2016	9/12/2019 to 1/1/2022	$(371)	$(275)
 ____________________________________

(1)	The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of December 31, 2016.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 4 — Fair Value Measurements to these consolidated financial statements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the effective portion of the derivative instruments that are designated as hedges is recorded in other comprehensive (loss) income, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the year ended December 31, 2016, and 2015, the amount reclassified was $539,000 and $284,000. During the next 12 months, the Company estimates that an additional $472,000 will be reclassified from other comprehensive (loss) income as an increase to interest expense.
Any ineffective portion of the change in fair value of the derivative instruments is recorded in interest expense. There were no portions of the change in the fair value of the interest rate swaps that were considered ineffective during the years ended December 31, 2016 and 2015.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations, under the agreements at an aggregate termination value, inclusive of interest payments, of $388,000, which includes accrued interest, at December 31, 2016. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of December 31, 2016.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9 — NOTES PAYABLE AND CREDIT FACILITY
As of December 31, 2016, the Company had $159.1 million of debt outstanding, including net deferred financing costs, with weighted average years to maturity of 4.4 years and a weighted average interest rate of 3.56%. The weighted average years to maturity is computed using the anticipated repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the anticipated repayment date. Should the loan not be repaid at the anticipated repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date. The following table summarizes the debt balances as of December 31, 2016 and 2015, and the debt activity for the year ended December 31, 2016 (in thousands):

		During the Year Ended December 31, 2016
	Balance as of January 1, 2016	Debt Issuances, Net (1)	Repayments (1)	Accretion	Balance as of December 31, 2016
Credit facility	$50,000	$42,000	$(28,000)	$—	$64,000
Fixed rate debt	69,494	27,675	—	—	97,169
Total debt	119,494	69,675	(28,000)	—	161,169
Deferred costs (2)	(1,764)	(593)	—	331	(2,026)
Total debt, net	$117,730	$69,082	$(28,000)	$331	$159,143
 ____________________________________

(1)	Includes deferred financing costs incurred during the period.

(2)	Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility, as discussed in Note 3 — Summary of Significant Accounting Policies.
As of December 31, 2016, the Company had fixed rate debt outstanding of $97.2 million, including $25.6 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity of the variable rate debt. The fixed rate debt has interest rates ranging from 3.37% to 4.17% per annum and as of December 31, 2016, the fixed rate debt had a weighted average interest rate of 3.84%. The debt outstanding matures on various dates from December 2020 to February 2025. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $164.9 million as of December 31, 2016. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
The Company has an amended and restated credit agreement (the “Amended Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent, that provides for borrowings up to $225.0 million, which is comprised of $153.0 million in Revolving Loans and $72.0 million in Term Loans, collectively, the Credit Facility. The Term Loans mature on September 12, 2019 and the Revolving Loans mature on September 12, 2017; however, the Company may elect to extend the maturity date for the Revolving Loans to September 12, 2019, subject to satisfying certain conditions described in the Amended Credit Agreement.
The Credit Facility bears interest at rates dependent upon the type of loan specified by the Company and, should the Company convert to an unsecured revolving credit facility, the overall leverage ratio. For a eurodollar rate loan, the interest rate will be equal to the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”) for the interest period, as elected by the Company, multiplied by the statutory reserve rate, as defined in the Amended Credit Agreement (the “Eurodollar Rate”), plus an interest rate spread ranging from 1.90% to 2.45%. For base rate committed loans, the interest rate will be equal to a rate ranging from 0.90% to 1.45%, depending on the Company’s leverage ratio as defined in the Amended Credit Agreement, plus the greatest of: (a) JPMorgan Chase’s Prime Rate; (b) the Federal Funds Effective Rate (as defined in the Amended Credit Agreement) plus 0.50%; and (c) one-month LIBOR multiplied by the statutory reserve rate plus 1.0%. As of December 31, 2016, there were no amounts outstanding under the Revolving Loans, and the Term Loans outstanding totaled $64.0 million, $40.0 million of which is subject to an interest rate swap agreement (the “Swapped Term Loan”). As of December 31, 2016, the all-in rate for the Swapped Term Loan was 3.43%. The Company had $161.0 million in unused capacity, subject to borrowing availability, as of December 31, 2016.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Amended Credit Agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements and dividend payout and REIT status requirements. The Amended Credit Agreement also includes usual and customary events of default and remedies for facilities of this nature. In particular, the Amended Credit Agreement includes a requirement for the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $63.0 million plus (ii) 75% of the issuance of equity from the date of the Amended Credit Agreement, a leverage ratio less than or equal to 60.0% and a fixed charge coverage ratio greater than 1.50. As of December 31, 2016, the Company believes it was in compliance with the financial covenants of the Amended Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt as of December 31, 2016 for each of the five succeeding fiscal years and the period thereafter (in thousands):

Year ending December 31,	Principal Repayments
2017	$—
2018	—
2019	64,000
2020	9,240
2021	31,717
Thereafter	56,212
Total	$161,169
NOTE 10 — INTANGIBLE LEASE LIABILITIES
Intangible lease liabilities consisted of the following (in thousands, except weighted average life amounts):

	As of December 31,
	2016	2015
Acquired below-market liabilities, net of accumulated amortization of $929 and $481, respectively (with a weighted average life remaining of 11.9 and 10.7 years, respectively)
	$5,798	$3,513
During the years ended December 31, 2016, 2015 and 2014, $448,000, $209,000 and $153,000, respectively, were recorded as an increase to rental income resulting from the amortization of the intangible lease liabilities.
As of December 31, 2016, the estimated amortization of the intangible lease liabilities for each of the five succeeding fiscal years is as follows (in thousands):

Amortization of
Year ending December 31,	Below-Market Leases
2017	$792
2018	$779
2019	$767
2020	$740
2021	$505
NOTE 11 — COMMITMENTS AND CONTINGENCIES
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

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Purchase Commitments
As of December 31, 2016, the Company had entered into purchase agreements with unaffiliated third-party sellers to acquire a 100% interest in five retail properties, subject to meeting certain criteria, for an aggregate purchase price of $38.8 million, exclusive of closing costs. As of December 31, 2016, the Company had $410,000 of property escrow deposits held by escrow agents in connection with these future property acquisitions. These deposits are included in the consolidated balance sheets in property escrow deposits, prepaid expenses and other assets. As of December 31, 2016, these escrow deposits have not been forfeited.
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
NOTE 12 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
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
Other organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, the distribution fee and the dealer manager fee) are paid for by Cole Advisors or its affiliates and can be reimbursed by the Company up to 0.75% of the aggregate gross offering proceeds, excluding selling commissions charged on A Shares sold in the Primary Offering. As of December 31, 2016, Cole Advisors or its affiliates had paid organization and offering expenses in excess of the 0.75% in connection with the Offering. These excess amounts were not included in the financial statements of the Company because such amounts were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess amounts may become payable to Cole Advisors.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Advisory fees and expenses
The Company pays Cole Advisors an asset-based advisory fee that is payable in arrears on a monthly basis and accrues daily in an amount equal to 1/365th of 0.90% of the Company’s NAV for each class of common stock, for each day.
Operating expenses
The Company reimburses Cole Advisors for the operating expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse for any amount by which its operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceeds the greater of (1) 2% of average invested assets, or (2) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Cole Advisors waived its right to receive operating expense reimbursements for the years ended December 31, 2015 and 2014; accordingly, the Company did not reimburse Cole Advisors for any such expenses during the years ended December 31, 2015 and 2014.
Expense Cap
Cole Advisors had an expense cap in place from October 1, 2013 through December 31, 2015, whereby Cole Advisors funded all general and administrative expenses of the Company that were in excess of an amount calculated by multiplying the average NAV for the respective three month period by an annualized rate of 1.25% (the “Excess G&A”). During the year ended December 31, 2015, the Company incurred $773,000 of Excess G&A which was reimbursed by Cole Advisors, of which $248,000 was included as a reduction to amounts due to affiliates on the consolidated balance sheet. Beginning January 1, 2016, Cole Advisors ceased to fund Excess G&A.
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
The total return to stockholders is defined, for each class of the Company’s common stock, as the change in NAV per share plus distributions per share for such class. The NAV per share for a class calculated on the last trading day of a calendar year shall be the amount against which changes in NAV per share for such class are measured during the subsequent calendar year. Therefore, for each class of the Company’s common stock, payment of the performance-based component of the advisory fee (1) is contingent upon the Company’s actual annual total return exceeding the 6% Return and the Ending NAV per share for the respective share class being greater than the Base NAV of that class, (2) will vary in amount based on the Company’s actual performance, (3) cannot cause the Company’s total return as a percentage of stockholders’ invested capital for the year to be reduced below 6%, and (4) is payable to Cole Advisors if the Company’s total return exceeds the 6% Return in a particular calendar year, even if the total return to stockholders (or any particular stockholder) on a cumulative basis over any longer or shorter period has been less than 6% per annum. Cole Advisors will not be obligated to return any portion of advisory fees paid

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

based on the Company’s subsequent performance. The Company did not reach the 6% Return during the year ended December 31, 2016.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by Cole Advisors and its affiliates related to the services described above during the years indicated (in thousands):

	Year Ended December 31,
	2016	2015	2014
Offering:
Selling commissions	$2,121	$301	$563
Distribution fee (1)	$246	$89	$36
Dealer manager fees (1)	$1,310	$764	$556
Organization and offering expense reimbursement	$1,192	$464	$520
Acquisition expense reimbursement	$1,622	$369	$490
Advisory fee	$2,760	$1,290	$926
Operating expense reimbursement	$1,656	$—	$—
Performance fee	$—	$1,246	$1,076
______________________
(1) Amounts are calculated for the respective period in accordance with the dealer manager agreement and exclude the estimated liability for the future dealer manager and distribution fees payable to CCC, which are included in due to affiliates in the consolidated balance sheets, with a corresponding decrease to capital in excess of par value, as described in Note 3 – Summary of Significant Accounting Policies.
As of December 31, 2016, $2.3 million of the amounts shown above had been incurred, but not yet paid, for services provided by Cole Advisors or its affiliates in connection with the acquisitions and operations stage and was a liability of the Company. Cole Advisors waived its right to receive operating expense reimbursements for the twelve months ended December 31, 2015 and 2014, accordingly, the Company did not reimburse Cole Advisors for any such expenses during the twelve months ended during these periods. During the years ended December 31, 2015 and 2014, Cole Advisors permanently waived its right to receive expense reimbursements totaling $1.3 million and $931,000, respectively.
Due to Affiliates
As of December 31, 2016 and December 31, 2015, $14.8 million and $8.2 million, respectively, was due to Cole Advisors and its affiliates primarily related to the estimated liability for current and future dealer manager and distribution fees, advisory fees, the reimbursement of organization and offering expenses, and acquisition expenses, which were included in amounts due to affiliates on the consolidated balance sheets.
NOTE 13 — ECONOMIC DEPENDENCY
Under various agreements, the Company has engaged or may engage Cole Advisors or its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issuance, as well as other administrative responsibilities for the Company including accounting services and investor relations. As a result of these relationships, the Company is dependent upon Cole Advisors or its affiliates. In the event that these companies are unable to provide the Company with these services, the Company would be required to find alternative providers of these services.
NOTE 14 — STOCKHOLDERS’ EQUITY
As of December 31, 2016, the Company was authorized to issue up to 500,000,000 shares of capital stock. Of the total number of shares of capital stock authorized (a) 490,000,000 shares are designated as common stock, 164,000,000 of which are classified as W Shares, 163,000,000 of which are classified as A Shares, and 163,000,000 of which are classified as I Shares, and (b) 10,000,000 shares are designated as preferred stock. All shares of such stock have a par value of $0.01 per share. The Company’s board of directors may amend the charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. During the year ended December 31, 2016, the Company issued a total of 8.7 million shares, including 328,000 shares issued under the DRIP, for gross proceeds of $161.0 million. As of December 31, 2016, the Company had issued 20.4 million shares of common stock for cumulative gross proceeds of $361.0 million.

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
The Company has retained an independent fund accountant to calculate the daily NAV for each class, which uses a process that reflects (1) estimated values of each of the Company’s commercial real estate assets, related liabilities and notes receivable secured by real estate provided periodically by the Company’s independent valuation expert, in individual appraisal reports, (2) daily updates in the price of liquid assets for which third party market quotes are available, (3) accruals of the daily distributions for each class, and (4) estimates of daily accruals, on a net basis, of the Company’s operating revenues, expenses, including class-specific expenses, debt service costs and fees, including class-specific fees. Selling commissions will have no effect on the NAV of any class. NAV is intended to reflect the Company’s estimated value on the date that the NAV is determined, and the NAV of any class at any given time will not reflect any obligation to pay future trail fees that may become payable after the date the NAV is determined. As a result, the estimated liability for the future dealer manager and distribution fees, which is accrued at the time each share is sold, will have no effect on the NAV of any class.
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
Distribution Reinvestment Plan
Pursuant to the DRIP, the Company allows stockholders to elect to have their distributions reinvested in additional shares of the Company’s common stock. The purchase price for shares under the DRIP is equal to the NAV per share on the date that the distribution is payable, after giving effect to the distribution. During the years ended December 31, 2016, 2015 and 2014, 328,000, 185,000 and 136,000 shares were purchased under the DRIP for $6.0 million, $3.3 million and $2.3 million, respectively.
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
If, during a Flow-regulated Quarter, total redemptions for all stockholders in the aggregate are more than two and one-half percent of the Company’s total NAV as of the end of the immediately preceding quarter, then the Flow-regulator will continue to apply for the next succeeding quarter. If total redemptions for all stockholders in the aggregate during a Flow-regulated Quarter are equal to or less than two and one-half percent of the Company’s total NAV as of the end of the immediately preceding quarter, then the first-come, first-served Quarterly Limit discussed above will come back into effect for the next succeeding quarter, with the Quarterly Limit consisting of five percent plus any remaining amount of the Carryover Percent from the last quarter before the Flow-regulated Quarter (subject to the 10% quarterly limit).
The Company adopted several restrictions with respect to the redemption of certain shares owned by CHC Investments, LLC, an affiliate of a former officer and director of the Company. This shareholder was not permitted to redeem its shares until the Company had raised $100.0 million in the Offering. Thereafter, redemption requests made for these shares would only be accepted (1) on the last business day of a calendar quarter, (2) after all redemption requests from all other stockholders for such quarter have been accepted and (3) to the extent that such redemptions do not cause net redemptions to exceed 5% of the Company’s total NAV as of the end of the immediately preceding quarter. Redemption requests for these shares would otherwise be subject to the same limitations as other stockholder redemption requests as described above. During the year ended December 31, 2016, redemption requests were made that conformed to these requirements, resulting in redemptions by CHC Investments, LLC of 178,264 shares during the year. As of December 31, 2016, CHC Investments, LLC had no shares outstanding.
In addition, as of December 31, 2016, VEREIT Properties Operating Partnership, L.P. (formerly known as ARC Properties Operating Partnership, L.P.) (“VEREIT OP”), as the successor to CHC, owned 13,333 W Shares. VEREIT OP was prohibited from selling these shares, which represents the initial investment in the Company, for so long as the Company’s sponsor is VEREIT OP or an affiliate of VEREIT OP; provided, however, that VEREIT OP could transfer ownership of all or a portion of such shares to other affiliates of the Company’s sponsor.
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
As of December 31, 2016, the quarterly redemption capacity was equal to 10% of the Company’s NAV and this amount was recorded as redeemable common stock on the consolidated balance sheet for a total of $32.1 million.
During the year ended December 31, 2016, the Company received redemption requests for, and redeemed approximately 782,000 W Shares of common stock for $14.3 million, and 104,000 A Shares of common stock for $1.9 million.
Distributions Payable and Distribution Policy
The Company’s board of directors authorized a daily distribution, based on 365 days in the calendar year of $0.002678083 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2016 and ending on June 30, 2017. The daily distribution amount for each class of outstanding common stock is adjusted based on the relative NAV of the various classes each day so that, from day to day, distributions constitute a uniform percentage of the NAV per share of all classes. As a result, from day to day, the per share daily distribution for each outstanding class of common stock may be higher or lower than the daily distribution amount authorized by the Company’s board of directors. As of December 31, 2016, the Company had distributions payable of $1.4 million.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 15 — INCOME TAXES
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. Nondividend distributions will reduce U.S stockholders’ basis (but not below zero) in their shares. The following table shows the character of the distributions paid on a percentage basis for the years ended December 31, 2016, 2015, and 2014:

Character of Distributions (unaudited):	2016	2015 (1)	2014
Ordinary dividends	33.0%	44.9%	52.9%
Nondividend distributions	67.0%	—%	47.1%
Capital gain distributions	—%	55.1%	—%
Total	100%	100%	100%
 ____________________________________

(1)	Includes dividend paid on January 4, 2016.
During the years ended December 31, 2016, 2015 and 2014, the Company distributed as dividends to its shareholders 100% of its taxable income for federal income tax purposes. Accordingly, no provision for federal income taxes related to such taxable income was recorded in the Company’s consolidated financial statements. During the years ended December 31, 2016, 2015 and 2014, the Company incurred state and local income and franchise taxes of $88,000, $120,000 and $75,000, respectively, which were recorded in general and administrative expenses on the consolidated statements of operations.
The Company had no unrecognized tax benefits as of or during the years ended December 31, 2016, 2015 and 2014. Any interest and penalties related to unrecognized tax benefits would be recognized within the provision for income taxes in the accompanying consolidated statements of operations. The Company files income tax returns in the U.S. federal jurisdiction, as well as various state jurisdictions, and is subject to routine examinations by the respective tax authorities.
NOTE 16 — OPERATING LEASES
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2016, the leases had a weighted-average remaining term of 10.6 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. As of December 31, 2016, the future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years was as follows (in thousands):

Year ending December 31,	Future Minimum Rental Income
2017	$32,506
2018	32,435
2019	32,581
2020	32,320
2021	32,208
Thereafter	199,267
Total	$361,317

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 17 — QUARTERLY RESULTS (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2016 and 2015 (in thousands, except per share amounts). In the opinion of management, the information for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for each period.

	December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$5,954	$6,341	$6,889	$8,127
Operating income	$1,210	$972	$956	$940
Net loss	$(17)	$(280)	$(370)	$(625)
Basic and diluted net loss per common share(1)	$—	$(0.02)	$(0.03)	$(0.04)
Distributions declared per common share (1)	$0.24	$0.24	$0.25	$0.25
 ____________________________________

(1)
The sum of the quarterly net loss per share amounts does not agree to the full year net loss per share amounts. The Company calculates net loss per share and distributions declared per share based on the weighted-average number of outstanding shares of common stock during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

	December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$4,827	$4,565	$4,745	$4,972
Operating income	$2,012	$1,524	$1,316	$813
Net income (loss)	$1,126	$5,320	$1,128	$(247)
Basic and diluted net income (loss) per common share(1)	$0.16	$0.71	$0.14	$(0.03)
Distributions declared per common share (1)	$0.24	$0.24	$0.25	$0.25
 ____________________________________

(1)
The sum of the quarterly net income (loss) per share amounts does not agree to the full year net income per share amounts. The Company calculates net income (loss) per share and distributions declared per share based on the weighted-average number of outstanding shares of common stock during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

NOTE 18 — SUBSEQUENT EVENTS
The following events occurred subsequent to December 31, 2016:
Investment in Real Estate Assets
Subsequent to December 31, 2016, the Company acquired 12 real estate properties for an aggregate purchase price of $52.5 million. The acquisitions were funded with net proceeds from the Offering and available borrowings. The Company has not completed its initial purchase price allocations with respect to these properties and therefore cannot provide similar disclosures to those included in Note 5 in these consolidated financial statements for these properties.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

					Gross Amount
					at Which
		Initial Costs to Company		Total	Carried At	Accumulated
			Buildings &	Adjustment	December 31, 2016	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Real Estate Held for Investment the Company Has Invested in Under Operating Leases:
Advance Auto:
Macomb Township, MI	(f)	$718	$1,146	$—	$1,864	$156	12/20/2011	2009
Ravenswood, WV	(f)	150	645	58	853	26	6/17/2015	1996
Sedalia, MO	(f)	374	1,187	—	1,561	107	9/23/2013	2013
Algonac Plaza:
Algonac, MI	(f)	1,097	7,718	—	8,815	771	8/30/2013	2002
Amcor Rigid Plastics:
Ames, IA	$8,300	775	12,179	—	12,954	698	9/19/2014	1996
Aspen Dental:
Someset, KY	(f)	285	1037	—	1322	66	8/18/2014	2014
At Home:
Colorado Springs, CO	(f)	989	9,347	—	10,336	72	9/9/2016	1969
O'Fallon, IL	(f)	2,521	7,336	—	9,857	62	9/9/2016	1998
AT&T:
Oklahoma City, OK	(f)	622	1,493	—	2,115	128	5/1/2014	2013
AutoZone:
Jesup, GA	(f)	209	781	—	990	4	10/25/2016	2005
Vandalia, OH	532	778	—	—	778	—	10/10/2014	2014
Biolife Plasma Services:
Fort Wayne, IN		692	2,662	—	3354	3	12/16/2016	2007
Moorehead, MN		728	3,109	—	3837	4	12/16/2016	2008
Burger King:
Midwest City, OK	765	576	413	—	989	24	9/30/2014	2015
Caliber Collision:
Houston, TX	(f)	466	4,929	—	5,395	52	8/11/2016	2016
Venice, FL	(f)	857	2,662	—	3,519	28	8/12/2016	2015
Carrier Rental Systems:
Houston, TX	2,800	749	3,832	—	4,581	226	9/4/2014	2006
Chili’s & Petsmart:
Panama City, FL	(f)	1,371	4,411	129	5,911	136	12/10/2015	2005
CVS:
Austin, TX	(f)	1,417	1,579	—	2,996	207	12/8/2011	1997
Erie, PA	(f)	1,007	1,157	—	2,164	150	12/9/2011	1999
Mansfield, OH	(f)	270	1,691	—	1,961	219	12/9/2011	1998
Wisconsin Rapids, WA	1,790	517	2,148	—	2,665	169	12/13/2013	2013
DaVita Dialysis:
Austell, GA	(f)	581	2,359	—	2,940	160	5/6/2014	2009
Dollar General:
Ada, MN	(f)	144	867	—	1,011	17	4/8/2016	2015
Berwick, LA	(f)	141	1,448	—	1,589	162	11/30/2012	2012
Erie, IL	(f)	67	974	—	1,041	14	6/30/2016	2016
Gladwin, MI	780	121	1,119	—	1,240	89	1/24/2014	2013
Glasford, IL	(f)	167	904	—	1,071	13	6/24/2016	2016
Independence, MO	837	276	1,017	—	1,293	104	3/15/2013	2012
Lexington, MI	707	89	1,033	—	1,122	82	1/24/2014	2013
New Richland, MN	(f)	173	900	—	1,073	13	6/24/2016	2016
Ocala, FL	(f)	205	1,308	—	1,513	89	5/7/2014	2013
Pine River, MN	(f)	230	872	—	1,102	17	4/8/2016	2016
Redfield, SD	(f)	43	839	—	882	53	9/5/2014	2014
Sardis City, AL	(f)	334	1,058	—	1,392	113	6/26/2013	2012

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

					Gross Amount
					at Which
		Initial Costs to Company		Total	Carried At	Accumulated
			Buildings &	Adjustment	December 31, 2016	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Dollar General (continued):
Sioux Falls, SD	(f)	$293	$989	$—	$1,282	$72	6/25/2014	2014
Stacy, MN	$658	84	810	—	894	44	11/6/2014	2014
Starbuck, MN	(f)	76	946	—	1,022	18	4/15/2016	2016
St. Joseph, MO	(f)	197	972	—	1,169	98	4/2/2013	2013
Topeka, KS	794	176	882	—	1,058	53	10/22/2014	2014
Trimble, MO	(f)	212	802	—	1,014	11	6/30/2016	2016
Wheaton, MN	(f)	134	874	—	1,008	17	4/22/2016	2016
Winthrop, MN	(f)	130	876	—	1,006	17	4/8/2016	2016
Enid Crossing:
Enid, OK	3,407	685	4,426	—	5,111	364	6/30/2014	2013
Family Dollar:
Centreville, AL	(f)	50	1,122	—	1,172	79	4/29/2014	2013
Danville, VA	(f)	228	774	—	1,002	65	6/17/2014	2013
Darby, MT	881	244	889	—	1,133	58	9/30/2014	2014
Denton, NC	(f)	334	545	—	879	42	6/17/2014	2012
Deridder, LA	(f)	183	746	—	929	57	9/3/2014	2014
Hampton, AR	651	131	741	—	872	59	9/15/2014	2014
Londonderry, OH	(f)	65	1,078	—	1,143	78	9/3/2014	2014
Tatum, NM	700	130	805	—	935	65	3/31/2014	2014
West Portsmouth, OH	(f)	214	768	—	982	47	9/23/2014	2004
FedEx:
Elko, NV	(f)	186	2,024	—	2,210	192	5/28/2013	2012
Norfolk, NE	(f)	618	2,499	—	3,117	228	8/19/2013	2013
Spirit Lake, IA	(f)	115	2,501	—	2,616	202	12/12/2013	2013
FleetPride:
Mobile, AL	(f)	695	2,445	—	3,140	102	10/22/2015	2015
Fresh Thyme:
Worthington, OH	(f)	2,648	6,498	—	9,146	65	8/9/2016	2015
Great White:
Oklahoma City, OK	(f)	323	4,031	—	4,354	291	5/29/2014	1973
Headwaters:
Bryan, TX	(f)	273	961	—	1,234	61	7/23/2014	2014
Home Depot Center:
Orland Park, IL	11,275	5,694	13,100	10	18,804	468	12/31/2015	1993
Jo-Ann:
Roseville, MI	(f)	506	2,747	—	3,253	284	9/30/2013	2013
Kum & Go:
Cedar Rapids, IA	1,501	630	1,679	—	2,309	163	5/3/2013	2011
LA Fitness:
Pawtucket, RI	(f)	5,556	7,071	—	12,627	60	10/11/2016	2015
Lowe’s:
Fremont, OH	5,312	1,287	7,125	278	8,690	658	12/11/2013	1996
Marshalls:
Wilkesboro, NC	(f)	968	1,775	—	2,743	11	10/20/2016	1999
Marshalls & Petco:					—
Blaine, MN		1,642	5,170	—	6,812	8	12/29/2016	2016
Mattress Firm:
Fairview Park, OH	(f)	646	830	—	1,476	60	6/16/2014	2014
Gadsden, AL	(f)	393	1,413	—	1,806	133	6/10/2013	2012
Phoenix, AZ	(f)	550	956	—	1,506	74	2/26/2014	2014

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

					Gross Amount
					at Which
		Initial Costs to Company		Total	Carried At	Accumulated
			Buildings &	Adjustment	December 31, 2016	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Mattress Firm & AT&T:
Woodbury, MN	(f)	$812	$2,238	$—	$3,050	$185	1/24/2014	2013
Mattress Firm & Panera Bread:
Elyria, OH	(f)	1,100	2,836	—	3,936	63	4/7/2016	2015
McAlister’s Deli:
Amarillo, TX	(f)	435	1,050	—	1,485	88	3/27/2014	2010
Shawnee, OK	(f)	601	1,054	—	1,655	84	3/27/2014	2007
Mister Carwash:
Hudson, FL	(f)	1,014	843	—	1,857	5	10/19/2016	2007
Spring Hill, FL	(f)	961	1,156	—	2,117	6	10/19/2016	2008
National Tire & Battery:
Conyers, GA	$1,657	522	1,845	—	2,367	112	9/26/2014	1995
Natural Grocers:
Prescott, AZ	2,367	795	2,802	—	3,597	299	5/6/2013	2012
Northern Tool:
Hoover, AK	(f)	691	2,150	—	2,841	140	8/15/2014	2014
O’Reilly Auto Parts:
Decatur, GA	(f)	491	985	—	1,476	8	9/12/2016	2007
Fayetteville, NC	(f)	132	1,246	—	1,378	88	3/18/2014	2012
PetSmart:
Little Rock, AR	(f)	1,283	2,820	—	4,103	273	7/19/2013	1996
McAllen, TX	2,924	1,961	1,994	—	3,955	188	9/30/2014	1995
Raising Cane’s:
Avondale, AZ	(f)	3,292	—	—	3,292	—	5/23/2014	2013
Sam's Club:
Timonium, MD	(f)	6,194	11,042	—	17,236	53	11/28/2016	2000
Sherwin-Williams:
Douglasville, GA	(f)	417	578	—	995	52	8/2/2013	2009
Lawrenceville, GA	(f)	320	845	—	1,165	81	9/24/2013	2013
Pigeon Forge, TN	(f)	393	661	—	1,054	2	11/1/2016	2015
Shopko:
Larned, KS	(f)	49	1,727	—	1,776	121	6/30/2014	2008
Nephi, UT	(f)	180	2,872	—	3,052	61	3/4/2016	2015
Shoppes at Battle Bridge:
Raleigh, NC	6,300	1,450	8,436	—	9,886	551	9/4/2014	2008
Sleepy’s:
Roanoke Rapids, NC	(f)	238	1,267	—	1,505	46	8/17/2015	2015
Sunoco:
Merritt Island, FL	(f)	577	1,762	—	2,339	164	4/12/2013	2008
Tailwinds:
Denton, TX	(f)	884	7,747	—	8,631	449	9/30/2014	2013
Tellico Greens:
Loudon, TN	3,000	823	3,959	—	4,782	321	12/20/2013	2008
Teredata:
Miami Township, OH		1,161	9,181	—	10,342	13	12/12/2016	2010
The Toro Company:
Windom, MN	(f)	73	8,708	—	8,781	139	5/19/2016	2016
Time Warner:
Streetsboro, OH	3,543	811	3,849	—	4,660	233	9/30/2014	2003

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

					Gross Amount
					at Which
		Initial Costs to Company		Total	Carried At	Accumulated
			Buildings &	Adjustment	December 31, 2016	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Tire Centers:
Decatur, AL	$1,311	$208	$1,329	$—	$1,537	$83	10/3/2014	1998
Title Resource:
Mount Laurel, NJ	9,240	2,188	12,380	—	14,568	554	11/24/2015	2004
TJ Maxx:
Danville, IL	(f)	271	2,528	—	2,799	261	9/23/2013	2013
Triangle Town Place:
Raleigh, NC	16,400	4,694	23,044	—	27,738	25	12/15/2016	2004
Walgreens:
Albuquerque, NM	(f)	789	1,609	11	2,409	206	12/7/2011	1995
Coweta, OK	2,600	725	3,246	—	3,971	207	6/30/2014	2009
Reidsville, NC	3,603	610	3,801	—	4,411	494	12/8/2011	2008
St. Louis, MO	2,534	307	3,205	—	3,512	191	8/8/2014	2007
Walgreens Distribution Facility:
Findlay Township, PA	(f)	2,203	11,146	—	13,349	270	2/29/2016	2015
West Marine:
Mystic, CT	(f)	1,168	3,132	—	4,300	114	9/11/2015	2014
TOTAL:	$97,169	$86,858	$319,103	$486	$406,447	$14,768
 ____________________________________
(a) As of December 31, 2016, the Company owned 88 retail, six anchored shopping centers, 12 industrial and distribution and two office properties.
(b) The aggregate cost for federal income tax purposes was approximately $449.8 million.
(c) The following is a reconciliation of total real estate carrying value for the years ended December 31:

	2016	2015	2014
Balance, beginning of period	$237,401	$203,111	$92,717
Additions
Acquisitions	168,901	48,885	110,394
Improvements	145	226	—
Total additions	169,046	49,111	110,394
Deductions
Cost of real estate sold	—	14,821	—
Total deductions	—	14,821	—
Balance, end of period	$406,447	$237,401	$203,111

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

(d) The following is a reconciliation of accumulated depreciation for the years ended December 31:

	2016	2015	2014
Balance, beginning of period	$8,168	$4,459	$1,451
Additions
Acquisitions - Depreciation Expense for Building & Tenant Improvements Acquired	6,576	4,358	2,987
Improvements - Depreciation Expense for Tenant Improvements & Building Equipment	24	14	21
Total additions	6,600	4,372	3,008
Deductions
Cost of real estate sold	—	663	—
Total deductions	—	663	—
Balance, end of period	$14,768	$8,168	$4,459
(e) The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, buildings are depreciated over 40 years, and tenant improvements are amortized over the remaining life of the lease or the useful life, whichever is shorter.
(f) Part of the Credit Facility’s Borrowing Base. As of December 31, 2016, the Company had $64.0 million outstanding under the Credit Facility.