Form 10-Q
period 2017-03-31
COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
filed 2017-05-12
CIK 1498542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☒

Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 9, 2017, there were approximately 13.9 million shares of Wrap Class common stock, approximately 5.8 million shares of Advisor Class common stock and approximately 855,000 shares of Institutional Class common stock, par value $0.01 each, of Cole Real Estate Income Strategy (Daily NAV), Inc. outstanding.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
ASSETS
Investment in real estate assets:
Land	$102,047	$86,858
Buildings and improvements	351,840	319,589
Intangible lease assets	59,347	52,965
Total real estate investments, at cost	513,234	459,412
Less: accumulated depreciation and amortization	(26,429)	(22,638)
Total real estate investments, net	486,805	436,774
Investment in marketable securities	5,499	5,563
Total real estate investments and marketable securities, net	492,304	442,337
Cash and cash equivalents	3,429	4,671
Restricted cash	555	600
Rents and tenant receivables, net	4,759	4,206
Prepaid expenses, property escrow deposits, and other assets	475	684
Deferred costs, net	861	1,074
Total assets	$502,383	$453,572
LIABILITIES AND EQUITY
Notes payable and credit facility, net	$178,249	$159,143
Accrued expenses and accounts payable	2,359	2,798
Escrowed investor proceeds	—	75
Due to affiliates	16,604	14,786
Intangible lease liabilities, net	6,979	5,798
Distributions payable	1,601	1,444
Deferred rental income, derivative liabilities, and other liabilities	1,683	1,442
Total liabilities	207,475	185,486
Commitments and contingencies
Redeemable common stock	35,256	32,076
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
W Shares common stock, $0.01 par value; 164,000,000 shares authorized, 13,459,208 and 12,461,616 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	135	125
A Shares common stock, $0.01 par value; 163,000,000 shares authorized, 5,266,335 and 4,449,352 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	53	45
I Shares common stock, $0.01 par value; 163,000,000 shares authorized, 818,400 and 788,270 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	8	8
Capital in excess of par value	287,777	259,817
Accumulated distributions in excess of earnings	(28,996)	(24,399)
Accumulated other comprehensive loss	(112)	(372)
Total stockholders’ equity	258,865	235,224
Non-controlling interests	787	786
Total equity	$259,652	$236,010
Total liabilities, redeemable common stock, and equity	$502,383	$453,572

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues:
Rental income	$9,207	$5,284
Tenant reimbursement income	789	639
Interest income on marketable securities	30	31
Total revenues	10,026	5,954
Operating expenses:
General and administrative	1,751	1,071
Property operating	290	232
Real estate tax	593	493
Advisory fees and expenses	923	550
Acquisition-related	849	340
Depreciation and amortization	3,670	2,058
Total operating expenses	8,076	4,744
Operating income	1,950	1,210
Other income (expense):
Interest expense and other, net	(2,027)	(1,227)
Net (loss)	(77)	(17)
Net income allocated to noncontrolling interest	9	—
Net (loss) attributable to the Company	$(86)	$(17)
Weighted average number of common shares outstanding:
Basic and diluted	18,705,271	10,591,618
Net (loss) per common share:
Basic and diluted	$(0.00)	$(0.00)
Distributions declared per common share	$0.24	$0.24
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Net (loss)	$(77)	$(17)
Other comprehensive income (loss):
Unrealized holding gain on marketable securities	10	113
Reclassification adjustment for loss included in income as other expense	2	3
Unrealized gain (loss) on interest rate swaps	99	(990)
Amount of loss reclassified from other comprehensive income into income as interest expense	149	138
Total other comprehensive income (loss)	260	(736)

Comprehensive income (loss)	183	(753)
Comprehensive income allocated to noncontrolling interest	9	—
Comprehensive income (loss) attributable to the Company	$174	$(753)
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF CHANGES IN EQUITY
(in thousands, except share amounts)

	W Shares Common Stock		A Shares Common Stock		I Shares Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2017	12,461,616	$125	4,449,352	$45	788,270	$8	$259,817	$(24,399)	$(372)	$235,224	$786	$236,010
Issuance of common stock	1,285,430	12	840,372	8	5,666	—	38,982	—	—	39,002	—	39,002
Conversion of shares	(55,096)	—	—	—	54,673	—	—	—	—	—	—	—
Distributions to investors	—	—	—	—	—	—	—	(4,511)	—	(4,511)	—	(4,511)
Commissions, dealer manager and distribution fees	—	—	—	—	—	—	(2,391)	—	—	(2,391)	—	(2,391)
Other offering costs	—	—	—	—	—	—	(288)	—	—	(288)	—	(288)
Redemptions of common stock	(232,742)	(2)	(23,389)	—	(30,209)	—	(5,163)	—	—	(5,165)	—	(5,165)
Changes in redeemable common stock	—	—	—	—	—	—	(3,180)	—	—	(3,180)	—	(3,180)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(8)	(8)
Comprehensive income	—	—	—	—	—	—	—	(86)	260	174	9	183
Balance as of March 31, 2017	13,459,208	$135	5,266,335	$53	818,400	$8	$287,777	$(28,996)	$(112)	$258,865	$787	$259,652
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(77)	$(17)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, net	3,605	2,051
Straight-line rental income	(382)	(207)
Amortization of deferred financing costs	365	138
Amortization on marketable securities	3	3
Loss on sale of marketable securities	2	3
Gain on derivative instruments	(19)	—
Bad debt expense	—	1
Changes in assets and liabilities:
Rents and tenant receivables	(171)	(133)
Prepaid expenses and other assets	4	19
Accounts payable and accrued expenses	(439)	(172)
Deferred rental income and other liabilities	443	349
Due to affiliates	541	(219)
Net cash provided by operating activities	3,875	1,816
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(52,455)	(17,689)
Investment in marketable securities	(182)	(81)
Proceeds from sale and maturities of marketable securities	253	152
Payment of property escrow deposits	(365)	(871)
Refund of property escrow deposits	635	828
Change in restricted cash	45	(95)
Net cash used in investing activities	(52,069)	(17,756)
Cash flows from financing activities:
Proceeds from issuance of common stock	36,848	30,773
Offering costs on issuance of common stock	(1,402)	(861)
Redemptions of common stock	(5,165)	(3,807)
Distributions to investors	(2,200)	(1,283)
Proceeds from credit facility and notes payable	43,000	5,000
Repayments of credit facility	(24,000)	(15,000)
Deferred financing costs paid	(46)	—
Change in escrowed investor proceeds liability	(75)	95
Distributions to noncontrolling interests	(8)	—
Net cash provided by financing activities	46,952	14,917
Net decrease in cash and cash equivalents	(1,242)	(1,023)
Cash and cash equivalents, beginning of period	4,671	14,840
Cash and cash equivalents, end of period	$3,429	$13,817
Supplemental disclosures of non-cash investing and financing activities:
Accrued dealer manager fee, distribution fee, and other offering costs	$14,579	$8,039
Distributions to investors declared and unpaid	$1,601	$927
Common stock issued through distribution reinvestment plan	$2,154	$1,161
Change in fair value of marketable securities	$12	$116
Change in fair value of interest rate swaps	$248	$(852)
Supplemental cash flow disclosures:
Interest paid	$1,561	$1,039
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
March 31, 2017
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
On December 6, 2011, pursuant to a registration statement filed on Form S-11 (Registration No. 333-169535) (the “Initial Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”), the Company commenced its initial public offering on a “best efforts” basis of $4.0 billion in shares of common stock. On August 26, 2013, pursuant to a registration statement filed on Form S-11 (Registration No. 333-186656) (the “Multi-Class Registration Statement”) under the Securities Act, the Company designated the existing shares of the Company’s common stock that were sold prior to such date to be Wrap Class shares (“W Shares”) of common stock and registered two new classes of the Company’s common stock, Advisor Class shares (“A Shares”) and Institutional Class shares (“I Shares”). Pursuant to a registration statement filed on Form S-11 (Registration No. 333-213271) on February 10, 2017 (the “Continuing Offering Registration Statement”), the Company is offering up to $4.0 billion in shares of common stock of the three classes (the “Offering”), consisting of $3.5 billion in shares in the Company’s primary offering (the “Primary Offering”) and $500.0 million in shares pursuant to a distribution reinvestment plan (the “DRIP”). The Company is offering to sell any combination of W Shares, A Shares and I Shares with a dollar value up to the maximum offering amount. As of March 31, 2017, the Company had issued approximately 22.5 million shares of common stock in the Offering for gross offering proceeds of $400.0 million before offering costs and selling commissions, and the current portion of dealer manager fees and distribution fees of $10.4 million.
The per share purchase price for each class of common stock varies from day-to-day and, on each business day, is equal to, for each class of common stock, the Company’s net asset value (“NAV”) for such class, divided by the number of shares of that class outstanding as of the close of business on such day, plus, for A Shares sold in the Primary Offering, applicable selling commissions. The Company’s NAV per share is calculated daily as of the close of business by an independent fund accountant using a process that reflects (1) estimated values of each of the Company’s commercial real estate assets, related liabilities and notes receivable secured by real estate provided periodically by the Company’s independent valuation expert in individual appraisal reports, (2) daily updates in the price of liquid assets for which third party market quotes are available, (3) accruals of daily distributions, and (4) estimates of daily accruals, on a net basis, of operating revenues, expenses, debt service costs and fees. As of March 31, 2017, the NAV per share for W Shares, A Shares and I Shares was $18.08, $17.91 and $18.22, respectively. The Company’s NAV is not audited or reviewed by its independent registered public accounting firm.
The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio primarily consisting of (1) necessity retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States, (2) notes receivable secured by commercial real estate, including the origination of loans, and (3) cash, cash equivalents, other short-term investments and traded real estate-related securities. As of March 31, 2017, the Company owned 120 commercial properties, which includes properties owned through a consolidated joint venture arrangement (the “Consolidated Joint Venture”), located in 35 states, containing 3.4 million rentable square feet of commercial space, including the square feet of buildings which are on land subject to ground leases. As of March 31, 2017, the rentable square feet at these properties was 99.3% leased, including month-to-month agreements, if any.
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
March 31, 2017

NOTE 2 — CORRECTION OF PRIOR PERIOD AMOUNTS
During the second quarter of 2016, the Company was advised of an interpretative clarification regarding its industry’s accounting of the recognition of ongoing periodic fees (“OPFs”), which are dealer manager fees and distribution fees that are paid monthly related to the issuance of certain classes of common stock. The Company previously recorded OPFs as a reduction to equity on a monthly basis when payment was due to the dealer manager. The Company assessed this policy in light of the interpretive clarification, and determined that a liability should have been recorded for the estimated amount of total OPFs to be paid in future periods upon issuance of shares structured with OPFs. This determination affected the consolidated balance sheets, consolidated statements of changes in equity and supplemental disclosures of non-cash investing and financing activities for historical periods beginning in 2011 through March 31, 2016. There was no impact to the statements of operations or comprehensive income (loss) or net cash provided by (used in) operating, investing or financing activities as presented in the consolidated statements of cash flows. The Company assessed the materiality of the correction on prior periods’ financial statements in accordance with Accounting Standards Codification 250 (“ASC 250”), Presentation of Financial Statements, and concluded that these misstatements were not material to any of the Company’s previously issued consolidated financial statements.
In accordance with ASC 250, the condensed consolidated unaudited statements of cash flows – supplemental disclosures of non-cash investing and financing activities for the three months ended March 31, 2016 have been adjusted to reflect the correction.
Condensed Consolidated Unaudited Statements of Cash Flows – Supplemental Disclosures of Non-Cash Investing and Financing Activities

	Three Months Ended March 31, 2016
	As Previously Reported	Adjustment	As Restated
Accrued dealer manager fee, distribution fee, and other offering costs	$531	$7,508	$8,039
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
Principles of Consolidation and Basis of Presentation
The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission regarding interim financial reporting, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2016, and related notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The condensed consolidated unaudited financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
The condensed consolidated unaudited financial statements include the accounts of the Company and its wholly-owned subsidiaries and the Consolidated Joint Venture in which the Company has a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation.
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
March 31, 2017

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
A VIE must be consolidated by its primary beneficiary, which is generally defined as the party who has a controlling financial interest in the VIE. The Company qualitatively assesses whether it is (or is not) the primary beneficiary of a VIE. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance and its obligation to absorb losses from or right to receive benefits of the VIE that could potentially be significant to the VIE. The Company consolidates any VIEs when the Company is determined to be the primary beneficiary of the VIE, and the difference between consolidating the VIE and accounting for it using the equity method could be material to the Company’s consolidated financial statements. The Company continually evaluates the need to consolidate any VIEs based on standards set forth in GAAP as described above.
As of March 31, 2017, the Company determined that it had a controlling interest in the Consolidated Joint Venture and therefore met the GAAP requirements for consolidation.
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
Real Estate Investments
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the costs of acquisition, excluding acquisition-related expenses, construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate assets and leasing costs. All acquisition-related expenses, repairs and maintenance costs are expensed as incurred.
The Company considers the period of future benefit of each respective asset to determine the appropriate useful life. The estimated useful lives of the Company’s real estate assets by class are generally as follows:

Buildings	40 years
Site improvements	15 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the three months ended March 31, 2017 or 2016.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2017

Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of March 31, 2017 or December 31, 2016.
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
Investment in Marketable Securities
Investment in marketable securities consists primarily of the Company’s investment in corporate and government debt securities. The Company determines the appropriate classification for debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of March 31, 2017, the Company classified its investments as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in other comprehensive income (loss).
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
Noncontrolling Interest in Consolidated Joint Venture
On December 16, 2016, the Company completed the formation of the Consolidated Joint Venture. The Company determined it had a controlling interest in the Consolidated Joint Venture and, therefore, met the GAAP requirements for consolidation. The Company recorded net income of $9,000 and paid distributions of $8,000 related to the noncontrolling interest during the three months ended March 31, 2017. The Company recorded the noncontrolling interest of $787,000 and $786,000 as of March 31, 2017 and December 31, 2016, on the condensed consolidated unaudited balance sheets.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2017

Restricted Cash
The Company had $555,000 and $600,000 in restricted cash as of March 31, 2017 and December 31, 2016, respectively. Included in restricted cash as of March 31, 2017 and December 31, 2016 was $500,000 held by a lender in an escrow account for a certain property in accordance with the associated loan agreement. Additionally, as part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which funds in excess of the required minimum balance are disbursed on a weekly basis to the Company. As of March 31, 2017 and December 31, 2016, the Company had $55,000 and $25,000, respectively, held in a lockbox account. In addition, restricted cash included $75,000 of escrowed investor proceeds for which shares of common stock had not been issued as of December 31, 2016. There were no such proceeds as of March 31, 2017.
Dealer Manager and Distribution Fees
The Company pays CCC dealer manager and distribution fees, which are calculated on a daily basis in the amount of 1/365th of the amount indicated in the table below for each class of common stock:

	Dealer Manager Fee	Distribution Fee
W Shares	0.55%	—
A Shares	0.55%	0.50%
I Shares	0.25%	—
The dealer manager and distribution fees are paid monthly in arrears. An estimated liability for future dealer manager and distribution fees payable to CCC is recognized at the time each share is sold and included in due to affiliates in the condensed consolidated unaudited balance sheets with a corresponding decrease to capital in excess of par value. The Company recognized a liability for future dealer manager and distribution fees payable to CCC of $13.7 million and $12.5 million, as of March 31, 2017 and December 31, 2016, respectively.
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
The Company continually reviews receivables related to rent, including any unbilled straight-line rent, and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the allowance for uncollectible accounts. As of March 31, 2017, the Company did not have an allowance for uncollectible accounts. The Company had an allowance for uncollectible accounts of $2,000 as of December 31, 2016.
Earnings per Share
The Company has three classes of common stock with nonforfeitable dividend rights that are determined based on a different NAV for each class. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which results in the same earnings per share when rounded to within less than one cent for each of the classes. Under the two-class method, earnings per class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. Diluted (loss) income per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the three months ended March 31, 2017 or 2016.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on the Company’s accounting and reporting. Except as otherwise stated below, the Company is currently evaluating the effect

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2017

that certain of these new accounting requirements may have on the Company’s accounting and related reporting and disclosures in the Company’s condensed consolidated unaudited financial statements:
Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as amended (“ASU 2014-09”) – The requirements were amended to remove inconsistencies in revenue requirements and to provide a more complete framework for addressing revenue issues across a broad range of industries and transaction types. The revised standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised standard also clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract to a customer. These provisions are effective January 1, 2018, and are to be applied retrospectively, with early adoption permitted for periods beginning after December 15, 2016 and interim periods thereafter. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently assessing the adoption methodology. In accordance with the Company’s plan for the adoption of ASU 2014-09, the Company’s implementation team has identified the Company’s revenue streams, and is performing an in-depth review of the Company’s revenue contracts to identify the related performance obligations and to evaluate the impact on the Company’s consolidated financial statements and internal accounting processes and controls. As the majority of the Company’s revenue is derived from real estate lease contracts, as discussed below in relation to ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), the Company does not expect that the adoption of ASU 2014-09 or related amendments and modifications issued by the FASB will have a material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, which replaces the existing guidance in Accounting Standards Codification 840, Leases (Topic 842). ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as either finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (“ROU”) asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense. The provisions of ASU 2016-02 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. A modified retrospective approach is required for existing leases that have not expired upon adoption. Early adoption is permitted. The Company’s implementation team is developing an inventory of all leases, as well as identifying any non-lease components in the lease arrangements.
ASU No. 2016-01, Financial Instruments (Subtopic 825-10) – The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income (loss), the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the consolidated balance sheets or the accompanying notes to the consolidated financial statements. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.
ASU No. 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”) – The amendments in this update clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require de-designation of that hedging relationship, provided that all other hedge accounting criteria continue to be met. These provisions are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company plans to adopt ASU 2016-05 prospectively and will consider it for any future novations.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 requires more timely recording of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology in current GAAP. ASU 2016-13 is effective for fiscal years, and interim periods within, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2017

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
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within. Early adoption is permitted and is required to be applied prospectively to any transactions occurring within the period of adoption. Upon adoption, the Company expects that most future acquisitions (or disposals) will qualify as asset acquisitions (or disposals) and certain future acquisition related expenses associated with these asset acquisitions will be capitalized.
In February 2017, the FASB issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), which clarifies the following: (1) nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty; (2) an entity should allocate consideration to each distinct asset by applying the guidance in Topic 606 on allocating the transaction price to performance obligations; and (3) entities must derecognize a distinct nonfinancial asset or distinct in substance nonfinancial asset in a partial sale transaction when it (a) does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset in accordance with Subtopic 810 and (b) transfers control of the asset in accordance with Subtopic 606. ASU 2017-05 is effective for annual periods, and interim periods therein, beginning after December 15, 2017. Early adoption is permitted.
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
March 31, 2017

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Notes payable and line of credit — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The estimated fair value and the carrying value of the Company’s debt was $180.2 million and $161.2 million as of March 31, 2017 and December 31, 2016. The fair value of the Company’s debt is estimated using Level 2 inputs.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2017 and December 31, 2016, the Company has assessed the overall significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of March 31, 2017 and December 31, 2016, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Interest rate swaps	$93	$—	$93	$—
Marketable securities	5,499	5,499	—	—
Total financial assets	$5,592	$5,499	$93	$—
Financial liabilities:
Interest rate swaps	$(169)	$—	$(169)	$—

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Interest rate swaps	$28	$—	$28	$—
Marketable securities	5,563	5,563	—	—
Total financial assets	$5,591	$5,563	$28	$—
Financial liabilities:
Interest rate swaps	$(371)	$—	$(371)	$—

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2017

NOTE 5 — REAL ESTATE INVESTMENTS
2017 Property Acquisitions
During the three months ended March 31, 2017, the Company acquired a 100% interest in 12 commercial properties for an aggregate purchase price of $52.5 million (the “2017 Acquisitions”). The Company funded the 2017 Acquisitions with net proceeds from the Offering and available borrowings. The purchase price allocation for each of the Company’s acquisitions is preliminary and subject to change as it finalizes the allocation, which the Company expects will be prior to the end of the current fiscal year. The Company preliminarily allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed.
The following table summarizes the preliminary purchase price allocation for the properties purchased during the three months ended March 31, 2017 (in thousands):

2017 Acquisitions
Land	$15,190
Building and improvements	32,252
Acquired in-place leases (1)	4,911
Acquired above-market leases (2)	1,518
Intangible lease liabilities (3)	(1,414)
Total purchase price	$52,457
______________________

(1)	The weighted average amortization period for acquired in-place leases is 10.4 years for the 2017 Acquisitions.

(2)	The weighted average amortization period for acquired above-market leases is 10.2 years for the 2017 Acquisitions.

(3)	The weighted average amortization period for acquired intangible lease liabilities is 10.1 years for the 2017 Acquisitions.
The Company recorded revenue of $648,000 and net loss of $78,000 for the three months ended March 31, 2017 related to the 2017 Acquisitions.
The following information summarizes selected financial information of the Company, as if all of the 2017 Acquisitions were completed on January 1, 2016 for each period presented below. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Pro forma basis (unaudited)
Revenue	$10,229	$6,806
Net income (loss)	$143	$(301)
The unaudited pro forma information for the three months ended March 31, 2017 was adjusted to exclude$426,000 of acquisition-related expenses recorded during such period related to the 2017 Acquisitions. Accordingly, these expenses were instead recognized in the pro forma information for the three months ended March 31, 2016. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2016, nor does it purport to represent the results of future operations.
2016 Property Acquisitions
During the three months ended March 31, 2016, the Company acquired a 100% interest in two commercial properties for an aggregate purchase price of $17.7 million (the “2016 Acquisitions”). The Company funded the 2016 Acquisitions with net proceeds from the Offering and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2017

The following table summarizes the purchase price allocation for the properties purchased during the three months ended March 31, 2016 (in thousands):

2016 Acquisitions
Land	$2,383
Building and improvements	14,019
Acquired in-place leases (1)	1,281
Total purchase price	$17,683
______________________

(1)	The weighted average amortization period for acquired in-place leases is 11.3 years for the 2016 Acquisitions.
The Company recorded revenue of $103,000, and net loss of $4,000 for the three months ended March 31, 2016, related to the 2016 Acquisitions. In addition, the Company recorded $340,000 of acquisition-related expenses for the three months ended March 31, 2016, which is included in acquisition-related expenses on the condensed consolidated unaudited statement of operations.
The following information summarizes selected financial information of the Company as if the 2016 Acquisitions were completed on January 1, 2015 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Pro forma basis
Revenue	$6,153	$5,130
Net income	$67	$1,155
The unaudited pro forma information for the three months ended March 31, 2016 was adjusted to exclude acquisition-related expenses recorded during such period related to the 2016 Acquisitions. Accordingly, these expenses were instead recognized in the pro forma information for the three months ended March 31, 2015. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transaction occurred at the beginning of 2015, nor does it purport to represent the results of future operations.
Consolidated Joint Venture
As of March 31, 2017, the Company had an interest in a Consolidated Joint Venture that owns and manages two properties, with total assets of $7.9 million, which included $7.8 million of real estate assets, net of accumulated depreciation and amortization of $67,000, and total liabilities of $161,000. The Consolidated Joint Venture does not have any debt outstanding as of March 31, 2017. The Company has the ability to control operating and financial policies of the Consolidated Joint Venture. There are restrictions on the use of these assets as the Company would generally be required to obtain the approval of the partner (the “Consolidated Joint Venture Partner”) in accordance with the joint venture agreement for any major transactions. The Company and the Consolidated Joint Venture Partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
NOTE 6 — MARKETABLE SECURITIES
The Company owned marketable securities with an estimated fair value of $5.5 million and $5.6 million as of March 31, 2017 and December 31, 2016, respectively. The following is a summary of the Company’s available-for-sale securities as of March 31, 2017 (in thousands):

	Available-for-sale securities
	Amortized Cost Basis	Unrealized Gain	Fair Value
U.S. Treasury Bonds	$2,203	$(17)	$2,186
U.S. Agency Bonds	516	(2)	514
Corporate Bonds	2,797	2	2,799
Total available-for-sale securities	$5,516	$(17)	$5,499

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2017

The following table provides the activity for the marketable securities during the three months ended March 31, 2017 (in thousands):

	Amortized Cost Basis	Unrealized (Loss) Gain	Fair Value
Marketable securities as of January 1, 2017	$5,592	$(29)	$5,563
Face value of marketable securities acquired	178	—	178
Premiums and discounts on purchase of marketable securities, net of acquisition costs	4	—	4
Amortization on marketable securities	(3)	—	(3)
Sales and maturities of securities	(255)	2	(253)
Unrealized gain on marketable securities	—	10	10
Marketable securities as of March 31, 2017	$5,516	$(17)	$5,499
During the three months ended March 31, 2017, the Company sold 17 marketable securities for aggregate proceeds of $253,000. Unrealized gains (losses) on marketable securities are recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified into other expense, net on the accompanying condensed consolidated statements of operations as securities are sold and gains (losses) are recognized. In addition, the Company recorded an unrealized gain of $10,000 on its investments, which is included in accumulated other comprehensive loss on the accompanying condensed consolidated unaudited statement of changes in equity for the three months ended March 31, 2017 and the condensed consolidated unaudited balance sheet as of March 31, 2017.
The scheduled maturities of the Company’s marketable securities as of March 31, 2017 are as follows (in thousands):

	Available-for-sale securities
	Amortized Cost	Estimated Fair Value
Due within one year	$610	$610
Due after one year through five years	2,312	2,304
Due after five years through ten years	2,503	2,495
Due after ten years	91	90
Total	$5,516	$5,499
Actual maturities of marketable securities can differ from contractual maturities because borrowers on certain debt securities may have the right to prepay their respective debt obligations at any time. In addition, factors such as prepayments and interest rates may affect the yields on such securities.
In estimating other-than-temporary impairment losses, management considers a variety of factors, including (1) whether the Company has the intent to sell the impaired security, (2) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, and (3) whether the Company expects to recover the entire amortized cost basis of the security. The Company believes that none of the unrealized losses on investment securities are other-than-temporary as management expects the Company will fully recover the entire amortized cost basis of all securities. As of March 31, 2017, the Company had no other-than-temporary impairment losses.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2017

NOTE 7 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. The Company did not enter into any interest rate swap agreements during the three months ended March 31, 2017. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of March 31, 2017 and December 31, 2016 (in thousands):

		Outstanding Notional Amount as of	Interest	Effective	Maturity	Fair Value of Assets and (Liabilities) as of
	Balance Sheet Location	March 31, 2017	Rate (1)	Date	Date	March 31, 2017	December 31, 2016
Interest Rate Swaps	Prepaid expenses, property escrow deposits, and other assets	$49,240	3.43% to 3.57%	6/30/2015 to 12/1/2015	9/12/2019 to 12/1/2020	$93	$28
Interest Rate Swaps	Deferred rental income, derivative liabilities, and other liabilities	$16,400	4.17%	12/16/2016	1/1/2022	$(169)	$(371)
______________________
(1) The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of March 31, 2017.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 4 — Fair Value Measurements to these condensed consolidated unaudited financial statements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the effective portion of the derivative instruments that are designated as hedges is recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three months ended March 31, 2017 and 2016, the amounts reclassified were $149,000 and $138,000, respectively. During the next 12 months, the Company estimates that an additional $295,000 will be reclassified from other comprehensive income (loss) as an increase to interest expense.
Any ineffective portion of the change in fair value of the derivative instruments is recorded in interest expense. During the three months ended March 31, 2017, $19,000 of the change in the fair value of the interest rate swaps was considered ineffective. There were no portions of the change in the fair value of the interest rate swaps that were considered ineffective during the three months ended March 31, 2016.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations, under the agreements at an aggregate termination value, inclusive of interest payments, of $192,000, which includes accrued interest, at March 31, 2017. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of March 31, 2017.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2017

NOTE 8 — NOTES PAYABLE AND CREDIT FACILITY
As of March 31, 2017, the Company had $178.2 million of debt outstanding, including net deferred financing costs, with weighted average years to maturity of 3.8 years and a weighted average interest rate of 3.51%. The weighted average years to maturity is computed using the anticipated repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the anticipated repayment date. Should the loan not be repaid at the anticipated repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date. The following table summarizes the debt balances as of March 31, 2017 and December 31, 2016, and the debt activity for the three months ended March 31, 2017 (in thousands):

		During the Three Months Ended March 31, 2017
	Balance as of December 31, 2016	Debt Issuance, Net (1)	Repayments	Accretion	Balance as of March 31, 2017
Credit facility	$64,000	$43,000	$(24,000)	$—	$83,000
Fixed rate debt	97,169	—	—	—	97,169
Total debt	161,169	43,000	(24,000)	—	180,169
Deferred costs (2)	(2,026)	(8)	—	114	(1,920)
Total debt, net	$159,143	$42,992	$(24,000)	$114	$178,249
______________________
(1) Includes deferred financing costs incurred during the period.
(2) Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility.
As of March 31, 2017, the Company had fixed rate debt outstanding of $97.2 million, including $25.6 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity of the variable rate debt. The fixed rate debt has interest rates ranging from 3.37% to 4.17% per annum and as of March 31, 2017, the fixed rate debt had a weighted average interest rate of 3.84%. The fixed rate debt outstanding matures on various dates from December 2020 to February 2025. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $165.1 million as of March 31, 2017. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
The Company has an amended and restated credit agreement (the “Amended Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent (“JPMorgan Chase”), that provides for borrowings up to $225.0 million, which is comprised of $153.0 million in revolving loans (the “Revolving Loans”), and $72.0 million in term loans (the “Term Loans”) and collectively, with the Revolving Loans, the credit facility (the “Credit Facility”). The Term Loans mature on September 12, 2019 and the Revolving Loans mature on September 12, 2017; however, the Company may elect to extend the maturity date for the Revolving Loans to September 12, 2019, subject to satisfying certain conditions contained in the Amended Credit Agreement. With respect to the Company’s $11.0 million of debt maturing within the next year, the Company expects to refinance the debt or enter into new financing arrangements in order to meet its debt obligations.
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”) multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.90% to 2.45%; or (ii) a base rate ranging from 0.90% to 1.45%, plus the greater of: (a) JPMorgan Chase’s Prime Rate (as defined in the Amended Credit Agreement); (b) the Federal Funds Effective Rate (as defined in the Amended Credit Agreement) plus 0.50%; or (c) the one-month LIBOR plus 1.0% multiplied by the statutory reserve rate. As of March 31, 2017, the Revolving Loans outstanding totaled $11.0 million at an interest rate of 2.79% and the Term Loans outstanding totaled $72.0 million, $40.0 million of which is subject to an interest rate swap agreement (the “Swapped Term Loan”). The interest rate swap agreement had the effect of fixing the Eurodollar Rate per annum of the Swapped Term Loan. As of March 31, 2017, the all-in rate for the Swapped Term Loan was 3.43%. The Company had $83.0 million of debt outstanding under the Credit Facility as of March 31, 2017 at a weighted average interest rate of 3.13% and $142.0 million in unused capacity, subject to borrowing availability.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2017

The Amended Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Amended Credit Agreement requires the Company to maintain a minimum consolidated net worth not less than $63.0 million plus 75% of the equity interests issued by the Company, a leverage ratio less than or equal to 60%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75 and a secured debt ratio equal to or less than 40%. As of March 31, 2017, the Company believes it was in compliance with the financial covenants of the Amended Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements.
NOTE 9 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.
Purchase Commitments
As of March 31, 2017, the Company had entered into purchase agreements with unaffiliated third-party sellers to acquire a 100% interest in three retail properties, subject to meeting certain criteria, for an aggregate purchase price of $12.3 million, exclusive of closing costs. As of March 31, 2017, the Company had $140,000 of property escrow deposits held by escrow agents in connection with these future property acquisitions. These deposits are included in the condensed consolidated unaudited balance sheets in property escrow deposits, prepaid expenses and other assets. As of March 31, 2017, these escrow deposits have not been forfeited.
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
March 31, 2017

of NAV per W Share, A Share or I Share, as applicable, for such day on a continuous basis. CCC, in its sole discretion, may reallow a portion of the dealer manager fee and distribution fee to participating broker-dealers.
Other organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, the distribution fee and the dealer manager fee) are paid for by Cole Advisors or its affiliates and can be reimbursed by the Company up to 0.75% of the aggregate gross offering proceeds, excluding selling commissions charged on A Shares sold in the Primary Offering. As of March 31, 2017, Cole Advisors or its affiliates had paid organization and offering expenses in excess of the 0.75% in connection with the Offering. These excess amounts were not included in the financial statements of the Company because such amounts were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess amounts may become payable to Cole Advisors.
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
Acquisition expenses
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
The total return to stockholders is defined, for each class of the Company’s common stock, as the change in NAV per share plus distributions per share for such class. The NAV per share for a class calculated on the last trading day of a calendar year shall be the amount against which changes in NAV per share for such class are measured during the subsequent calendar year. Therefore, for each class of the Company’s common stock, payment of the performance-based component of the advisory fee (1) is contingent upon the Company’s actual annual total return exceeding the 6% Return and the Ending NAV per share for the

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2017

respective share class being greater than the Base NAV of that class, (2) will vary in amount based on the Company’s actual performance, (3) cannot cause the Company’s total return as a percentage of stockholders’ invested capital for the year to be reduced below 6% and (4) is payable to Cole Advisors if the Company’s total return exceeds the 6% Return in a particular calendar year, even if the total return to stockholders (or any particular stockholder) on a cumulative basis over any longer or shorter period has been less than 6% per annum. Cole Advisors will not be obligated to return any portion of advisory fees paid based on the Company’s subsequent performance. The Company did not reach the 6% Return during the three months ended March 31, 2017.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by Cole Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31,
Offering:	2017	2016
Selling commissions	$556	$383
Distribution fee (1)	$107	$38
Dealer manager fees (1)	$447	$257
Organization and offering expense reimbursement	$288	$237
Acquisition expense reimbursement	$416	$280
Advisory fee	$923	$550
Operating expense reimbursement	$959	$347
Performance fee	$—	$—
______________________
(1) Amounts are calculated for the respective period in accordance with the dealer manager agreement and exclude the estimated liability for the future dealer manager and distribution fees payable to CCC, which are included in due to affiliates in the condensed consolidated unaudited balance sheets, with a corresponding decrease to capital in excess of par value, as described in Note 3 — Summary of Significant Accounting Policies.
Due to Affiliates
As of March 31, 2017 and December 31, 2016, $16.6 million and $14.8 million, respectively, was due to Cole Advisors or its affiliates primarily related to the estimated liability for current and future dealer manager and distribution fees, advisory fees, the reimbursement of organization and offering expenses, and acquisition expenses, which were included in amounts due to affiliates on the condensed consolidated unaudited balance sheets.

NOTE 11 —	ECONOMIC DEPENDENCY
Under various agreements, the Company has engaged and may in the future engage Cole Advisors or its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issuance, as well as other administrative responsibilities for the Company including accounting services and investor relations. As a result of these relationships, the Company is dependent upon Cole Advisors or its affiliates. In the event that these companies are unable to provide the Company with these services, the Company would be required to find alternative providers of these services.
NOTE 12 — SUBSEQUENT EVENTS
The following events occurred subsequent to March 31, 2017:
Investment in Real Estate Assets
Subsequent to March 31, 2017, the Company acquired a 100% interest in nine real estate properties for an aggregate purchase price of $26.8 million. The acquisitions were funded with net proceeds from the Offering. The Company has not completed its initial purchase price allocation with respect to these properties and therefore cannot provide similar disclosures to those included in Note 5 — Real Estate Investments in these condensed consolidated unaudited financial statements for these properties.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated unaudited financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I — Financial Information” of this Quarterly Report on Form 10-Q, including the notes to the consolidated financial statements contained therein. The terms “we,” “us,” “our” and the “Company” refer to Cole Real Estate Income Strategy (Daily NAV), Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated unaudited financial statements and the notes thereto.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “plans” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law. The forward-looking statements should be read in light of the risk factors identified in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2016.
The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.

•	We are subject to risks associated with tenant, geographic and industry concentrations with respect to our properties.

•	Our properties, intangible assets and other assets may be subject to impairment charges.

•	We could be subject to unexpected costs or unexpected liabilities that may arise from potential dispositions and may be unable to dispose of properties on advantageous terms.

•
We are subject to competition in the acquisition and disposition of properties and in the leasing of our properties and we may be unable to acquire, dispose of, or lease properties on advantageous terms.

•	We could be subject to risks associated with bankruptcies or insolvencies of tenants or from tenant defaults generally.

•	We have substantial indebtedness, which may affect our ability to pay distributions, and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.

•	We may be affected by the incurrence of additional secured or unsecured debt.

•	We may not be able to maintain profitability.

•	We may not generate cash flows sufficient to pay our distributions to stockholders or meet our debt service obligations.

•	We may be affected by risks resulting from losses in excess of insured limits.

•	We may fail to remain qualified as a REIT for U.S. federal income tax purposes.

•
Our sponsor may be unable to fully reestablish the financial network which previously supported Cole Capital sponsored REITs and/or regain the prior level of transaction and capital raising volume achieved by the Cole REITs.

•	We are subject to risks that may affect capital raising volume as a result of increased regulatory changes.

•	Our advisor has the right to terminate the advisory agreement upon 60 days’ written notice without cause or penalty.

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
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, and interest expense on our property indebtedness and acquisition and operating expenses. Rental and other property income accounted for 92% and 89% of our total revenue for the three months ended March 31, 2017 and 2016, respectively. As 99.3% of our rentable square feet was under lease as of March 31, 2017 with a weighted average remaining lease term of 10.4 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Cole Advisors regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease.

Operating Highlights and Key Performance Indicators
2017 Activity

•	Acquired 12 commercial properties for an aggregate purchase price of $52.5 million.

•
Issued approximately 2.1 million shares of common stock in the Offering for gross offering proceeds of $39.0 million before organization and offering costs, selling commissions, and the current portion of dealer manager fees and distribution fees of $1.4 million.

•	Total debt increased by $19.0 million, from $161.2 million to $180.2 million.
Portfolio Information
As of March 31, 2017, we owned 120 properties located in 35 states, comprising 3.4 million rentable square feet, which includes the rentable square feet of buildings on land subject to ground leases. As of March 31, 2017, no single tenant accounted for greater than 10% of our 2017 annualized rental income. As of March 31, 2017, we had certain geographic concentrations in our property holdings. In particular, as of March 31, 2017, eight of our properties were located in North Carolina, and 10 of our properties were located in Ohio, accounting for 11% and 10%, respectively, of our 2017 annualized rental income. In addition, we had tenants in the discount store and home and garden industries, which accounted for 11% and 10%, respectively, of our 2017 annualized rental income. Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our real estate assets as of March 31, 2017, and 2016:

	As of March 31,
	2017	2016
Number of properties	120	79
Rentable square feet (in thousands) (1)	3,397	2,038
Percentage of rentable square feet leased	99.3%	99.1%
Percentage of investment-grade tenants (2)	45.6%	51.1%
______________________
(1) Includes square feet of the buildings on land that are subject to ground leases.
(2) Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Financial Services LLC(“Standard & Poor’s”) or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. (“Moody’s”). The ratings may reflect those assigned by Standard & Poor’s or Moody’s to the lease guarantor or the parent company, as applicable.
The following table summarizes our consolidated real estate investment activity during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Properties acquired	12	2
Purchase price of acquired properties (in thousands)	$52,457	$17,683
Rentable square feet of acquired properties (in thousands) (1)	258	112
______________________
(1) Includes square feet of the buildings on land that are subject to ground leases.

Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table provides summary information about our results of operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,		2017 vs 2016 Increase (Decrease)
	2017	2016
Total revenues	$10,026	$5,954	$4,072
General and administrative expenses	$1,751	$1,071	$680
Property operating expenses	$290	$232	$58
Real estate tax expenses	$593	$493	$100
Advisory fees and expenses	$923	$550	$373
Acquisition-related expenses	$849	$340	$509
Depreciation and amortization	$3,670	$2,058	$1,612
Operating income	$1,950	$1,210	$740
Interest expense and other, net	$2,027	$1,227	$800
Net (loss) attributable to the Company	$(86)	$(17)	$(69)
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
The increase in revenue of $4.1 million during the three months ended March 31, 2017, as compared to the same period in 2016, was primarily due to the acquisition of 41 rental income-producing properties subsequent to March 31, 2016. Rental and other property income from net leased commercial properties accounted for 92% and 89% of our total revenues for the three months ended March 31, 2017 and 2016, respectively. We also paid certain operating expenses subject to reimbursement by our tenants, which resulted in $789,000 in tenant reimbursement income during the three months ended March 31, 2017, compared to $639,000 during the same period in 2016.
General and Administrative Expenses
The primary general and administrative expense items are advisory reimbursements, professional, accounting and legal fees, escrow and trustee fees, unused line of credit fees and state franchise and income taxes.
The increase in general and administrative expenses of $680,000 during the three months ended March 31, 2017, as compared to the same period in 2016 was primarily due to an increase in operating expense reimbursements to our advisor, combined with an increase in unused line of credit fees and accounting and legal fees.
Property Operating Expenses
Property operating expenses such as property repairs, maintenance and property related insurance include both reimbursable and non-reimbursable property expenses. We are reimbursed by tenants for reimbursable property operating expenses in accordance with the respective lease agreements.
The increase in property operating expenses of $58,000 during the three months ended March 31, 2017, as compared to the same period in 2016, was due to the acquisition of 41 additional rental income-producing properties subsequent to March 31, 2016.
Real Estate Tax Expenses
The increase in real estate tax expenses of $100,000 during the three months ended March 31, 2017, as compared to the same period in 2016, was primarily due to real estate taxes incurred on 41 additional properties acquired subsequent to March 31, 2016.

Advisory Fees and Expenses
The advisory fees and expenses that we pay to our advisor are based upon our NAV.
The increase in advisory fees and expenses of $373,000 during the three months ended March 31, 2017, as compared to the same period in 2016, was primarily due to an increase in the total NAV for all share classes, which increased $69.6 million subsequent to March 31, 2016.
Acquisition-Related Expenses
The increase in acquisition-related expenses of $509,000 during the three months ended March 31, 2017, as compared to the same period in 2016, was primarily due to the acquisition of 12 commercial properties for an aggregate purchase price of $52.5 million during the three months ended March 31, 2017, compared to the purchase of two commercial properties for an aggregate purchase price of $17.7 million during the three months ended March 31, 2016.
Depreciation and Amortization
The increase in depreciation and amortization of $1.6 million during the three months ended March 31, 2017, as compared to the same period in 2016, was primarily due to the acquisition of 41 additional rental income-producing properties subsequent to the three months ended March 31, 2016.
Interest Expense and Other, Net
The increase in interest expense and other, net of $800,000 during the three months ended March 31, 2017 as compared to the same period in 2016 was primarily due to an increase of $56.2 million in our average outstanding debt balance for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, as well as amortization of deferred financing costs.
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
“Non-same store,” as reflected in the table below, includes properties acquired on or after January 1, 2016. As shown in the table below, contract rental revenue on the 77 same store properties for the three months ended March 31, 2017 decreased 0.4%, compared to the three months ended March 31, 2016. The same store properties were 98.7% and 99.1% occupied as of March 31, 2017 and 2016, respectively. The following table shows the contract rental revenue from properties owned for both of the entire three months ended March 31, 2017 and 2016, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Three Months Ended March 31,		Increase/(Decrease)
Contract Rental Revenue		2017	2016	$ Change	% Change
“Same store” properties	77	$4,938	$4,957	$(19)	(0.4)%
“Non-same store” properties	43	3,822	114	3,708	3,253%
Total Contract Rental Revenue		8,760	5,071	3,689	73%

Straight line rent		382	206	176	85%
Amortization (1)		65	7	58	829%
Rental income — as reported		$9,207	$5,284	$3,923	74%
______________________
(1) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.

Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.002678083 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2017 and ending on September 30, 2017. The daily distribution amount for each class of outstanding common stock is adjusted based on the relative NAV of the various classes each day so that, from day to day, distributions constitute a uniform percentage of the NAV per share of all classes. As a result, from day to day, the per share daily distribution for each outstanding class of common stock may be higher or lower than the daily distribution amount authorized by our board of directors based on the relative NAV of each class of common stock on that day.
During the three months ended March 31, 2017 and 2016, we paid distributions of $4.4 million and $2.4 million, respectively, including $2.2 million and $1.2 million, respectively, through the issuance of shares pursuant to the DRIP. Distributions paid during the three months ended March 31, 2017 were funded by cash flows from operations of $3.9 million, or 89%, and proceeds from the Offering of $479,000, or 11%. Net cash flows for the three months ended March 31, 2017 reflect a reduction of $849,000 for real estate acquisition related expenses incurred and expensed. We treat our real estate acquisition expenses as funded by proceeds from the Offering of our shares. Therefore, for consistency, proceeds from the issuance of common stock have been reported as a source of distributions to the extent that acquisition expenses have reduced net cash flows from operating activities in the current and prior periods. Our distributions for the three months ended March 31, 2016 were fully covered by cash flows from operating activities.
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
Our share redemption plan includes certain redemption limits, including a quarterly limit and, in some cases, an individual stockholder limit. During the three months ended March 31, 2017, we received redemption requests for, and redeemed, a total of approximately 286,000 shares of our common stock for $5.2 million, comprised of approximately 233,000 W Shares, 23,000 A Shares and 30,000 I Shares of our common stock for $4.2 million, $417,000 and $550,000, respectively. From April 1, 2017 through May 9, 2017, we redeemed approximately 175,000 shares for $3.2 million.
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
Liquidity and Capital Resources
General
We expect to continue to raise capital through the Offering and to utilize such funds and future proceeds from secured or unsecured financing to complete future property acquisitions and for general corporate uses. The source of our operating cash flows is primarily the rental income received from current and future leased properties. As of March 31, 2017, we had raised $400.0 million of gross proceeds from the Offering before organization and offering costs, selling commissions, and the current portion of dealer manager fees and distribution fees of $10.4 million. Refer to Item 1A - Risk Factors in our annual report on Form 10-K for the year ended December 31, 2016, for risks related to our ability to raise capital in the near term.
Our credit facility with JPMorgan Chase Bank, N.A. as administrative agent, provides for borrowings up to $225.0 million, which is comprised of $153.0 million in revolving loans and $72.0 million in term loans, collectively, the credit facility. As of March 31, 2017, we had $142.0 million in unused capacity, subject to borrowing availability. As of March 31, 2017, we had cash and cash equivalents of $3.4 million and investments in marketable securities of $5.5 million.

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
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for acquisitions, operating expenses, distributions and redemptions to stockholders and interest on our outstanding debt and principal repayments, including principal repayments of $11.0 million within the next 12 months. We expect to meet our short-term liquidity requirements through available cash, cash provided by property operations, proceeds from the Offering and borrowings from the Line of Credit or other sources. With respect to our debt maturing within the next year, we expect to refinance the debt or enter into new financing arrangements in order to meet our debt obligations. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
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
We expect that substantially all net cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we may use other sources to fund distributions, as necessary, including proceeds from the Offering, borrowings on the Credit Facility and/or future borrowings on our unencumbered assets. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Offering or debt financings will be used to fund acquisitions, certain capital expenditures, repayments of outstanding debt or distributions to our stockholders.

Contractual Obligations
As of March 31, 2017, we had $180.2 million of debt outstanding, with a weighted average interest rate of 3.51%. See Note 8 — Notes Payable and Credit Facility to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a description of certain terms of the debt.
Our contractual obligations as of March 31, 2017 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments – credit facility (2)	$83,000	$11,000	$72,000	$—	$—
Interest payments – credit facility (3)	5,618	2,294	3,324	—	—
Principal payments – fixed debt rate	97,169	—	—	57,461	39,708
Interest payments – fixed debt rate (3)	19,811	3,765	7,537	6,234	2,275
Total	$205,598	$17,059	$82,861	$63,695	$41,983
______________________

(1)	The table does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
Does not include the impact of any extension. We may elect to extend the maturity of the Revolving Loans to September 12, 2019, subject to satisfying certain conditions contained in the Amended Credit Agreement.

(3)
As of March 31, 2017, we had $25.6 million of variable rate mortgage notes and $40.0 million of variable rate debt on the Credit Facility effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our swap agreements to calculate the debt payment obligations in future periods.

Our charter prohibits us from incurring debt that would cause our borrowings to exceed 75% of our gross assets, valued at the aggregate cost (before depreciation and other non-cash reserves), unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report. In addition to this limitation in our charter, our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before depreciation or other non-cash reserves) or fair market value of our gross assets; provided however, that a majority of our board of directors (including a majority of the independent directors) has determined that, as a general policy, borrowing in excess of 60% of the greater of cost (before deducting depreciation and other non-cash reserves) or fair market value of our gross assets is justified and in the best interest of us and our stockholders during our capital raising stage. Fair market value is based on the estimated market value of our real estate assets as of March 31, 2017 used to determine our estimated per share NAV. The independent directors believe such borrowing levels are justified as higher debt levels during the offering stage may enable us to acquire properties earlier than we might otherwise be able to acquire them if we were to adhere to the 60% debt limitation, which could yield returns that are accretive to the portfolio. In addition, as we are in the offering stage, more equity could be raised in the future to reduce the debt levels. As of March 31, 2017, our ratio of debt to the cost (before deducting depreciation or other non-cash reserves) of our gross assets was 35.7%, and our ratio of debt to the fair market value of our gross assets was 34.5%.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to investors. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as financing and issuance costs and related accumulated amortization, less all cash and cash equivalents. As of March 31, 2017, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 35.0%. The following table provides a reconciliation of the notes payable and credit facility, net balance, as reported on our condensed consolidated unaudited balance sheet, to net debt as of March 31, 2017 (in thousands):

Balance as of March 31, 2017
Notes payable and credit facility, net	$178,249
Deferred costs, net	1,920
Total debt	180,169
Less: Cash and cash equivalents	(3,429)
Net debt	$176,740
Gross real estate assets, net (1)	$505,148
Net debt leverage ratio	35.0%
______________________
(1) Net of gross intangible lease liabilities.

As of March 31, 2017, we had entered into purchase agreements with unaffiliated third-party sellers to acquire a 100% interest in three retail properties, subject to meeting certain criteria, for an aggregate purchase price of $12.3 million, exclusive of closing costs. As of March 31, 2017, we had $140,000 of property escrow deposits held by escrow agents in connection with these future property acquisitions. These deposits are included in the condensed consolidated unaudited balance sheets in prepaid expenses, property escrow deposits and other assets in this Quarterly Report on Form 10-Q. As of March 31, 2017, none of these escrow deposits have been forfeited.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities was $3.9 million for the three months ended March 31, 2017, compared to $1.8 million for the three months ended March 31, 2016. The increase was primarily due to an increase in our working capital balances of $359,000, and an increase in net income before non-cash adjustments for depreciation, amortization of intangibles and amortization of deferred financing costs of $1.7 million. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities increased $34.3 million to $52.1 million for the three months ended March 31, 2017, compared to net cash used in investing activities of $17.8 million for the three months ended March 31, 2016. The increase was primarily due to the acquisition of 12 commercial properties during the three months ended March 31, 2017 compared to having acquired two properties during the three months ended March 31, 2016.
Financing Activities. Net cash provided by financing activities increased $32.0 million to $47.0 million for the three months ended March 31, 2017, compared to net cash provided by financing activities of $14.9 million for the three months ended March 31, 2016. The increase was primarily due to an increase in net proceeds from the issuance of common stock of $4.6 million and an increase in net proceeds from borrowing facilities and notes payable of $29.0 million, offset by an increase in redemptions of common stock of $1.4 million.
Election as a REIT
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
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 3 — Summary of Significant Accounting Policies to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016. We consider our critical accounting policies to be the following:

•	Recoverability of Real Estate Assets;

•	Consolidation of Equity Investment; and

•	Allocation of Purchase Price of Real Estate Assets.
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2016. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the period ended December 31, 2016 and related notes thereto.
Related-Party Transactions and Agreements
We have entered into agreements with Cole Advisors and its affiliates, whereby we agree to pay certain fees, or reimburse certain expenses of, Cole Advisors or its affiliates, primarily advisory and performance fees and expenses, organization and offering costs, sales commissions, dealer manager fees and expenses, distribution fees and reimbursement of certain acquisition and operating costs. See Note 10 — Related-Party Transactions and Agreements to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a further explanation of the various related-party transactions, agreements and fees.
Conflicts of Interest
Affiliates of Cole Advisors act as an advisor to, and certain of our executive officers and one of our directors act as executive officers and/or directors of Cole Credit Property Trust IV, Inc., Cole Credit Property Trust V, Inc., Cole Office & Industrial REIT (CCIT II), Inc. and Cole Office & Industrial REIT (CCIT III), Inc., and/or other real estate offerings in registration, all of which are, or intend to be public, non-listed REITs offered, distributed and/or managed by affiliates of Cole Advisors. As such, there are conflicts of interest where Cole Advisors or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for VEREIT or another real estate program sponsored by Cole Capital, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of Cole Advisors and VEREIT and these other real estate programs sponsored by Cole Capital could influence the advice to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2016.
Off-Balance Sheet Arrangements
As of March 31, 2017 and December 31, 2016, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
Interest Rate Risk
As of March 31, 2017, we had variable rate debt of $11.0 million, excluding any debt subject to interest rate swap agreements, and, therefore, we are exposed to interest rate changes in the London Interbank Offered Rate (“LIBOR”). A 50 basis point increase or decrease in interest rates on our variable rate debt would increase or decrease our interest expense by $55,000 per annum.

As of March 31, 2017, we had three interest rate swap agreements outstanding, which mature on various dates from September 2019 to January 2022 with an aggregate notional amount of $65.6 million and an aggregate net fair value liability of $76,000. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of March 31, 2017, an increase of 50 basis points in interest rates would result in a derivative asset of $903,000, representing a $979,000 net change to the fair value of the net derivative liability. A decrease of 50 basis points would result in a derivative liability of $1.1 million, representing a $1.0 million increase to the fair value of the net derivative liability.
As the information presented above includes only those exposures that existed as of March 31, 2017, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
The factors considered in determining the credit risk of our tenants include, but are not limited to: payment history; credit status and change in status (credit ratings for public companies are used as a primary metric); change in tenant space needs (i.e., expansion/downsize); tenant financial performance; economic conditions in a specific geographic region; and industry specific credit considerations. We believe that the credit risk of our portfolio is reduced by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2017 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2017, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.

Item 1A.	Risk Factors
Except as set forth below, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.
We have paid, and may continue to pay, some of our distributions from sources other than cash flows from operations, including borrowings, proceeds from asset sales or the sale of securities in the Offerings or future offerings, which may reduce the amount of capital we ultimately invest in real estate and may negatively impact the value of our stockholders’ investment in our common stock.
To the extent that cash flow from operations has been or is insufficient to fully cover our distributions to our stockholders, we have paid, and may continue to pay, some of our distributions from sources other than cash flow from operations. Such sources may include borrowings, proceeds from asset sales or the sale of our securities in the Offerings or future offerings. We have no limits on the amounts we may pay from sources other than cash flow from operations. The payment of distributions from sources other than cash provided by operating activities may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds, and may cause investors to experience dilution. This may negatively impact the value of our stockholders’ investment in our common stock.
During the three months ended March 31, 2017 and 2016, we paid distributions of $4.4 million and $2.4 million, respectively, including $2.2 million and $1.2 million, respectively, through the issuance of shares pursuant to the DRIP. Distributions paid during the three months ended March 31, 2017 were funded by cash flows from operations of $3.9 million, or 89%, and proceeds from the Offering of $479,000, or 11%. Net cash flows for the three months ended March 31, 2017 reflect a reduction of $849,000 for real estate acquisition related expenses incurred and expensed. We treat our real estate acquisition expenses as funded by proceeds from the Offering of our shares. Therefore, for consistency, proceeds from the issuance of common stock have been reported as a source of distributions to the extent that acquisition expenses have reduced net cash flows from operating activities in the current and prior periods. Our distributions for the three months ended March 31, 2016 were fully covered by cash flows from operating activities.
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
On December 6, 2011, the Initial Registration Statement for our public offering of up to $4.0 billion in shares of common stock was declared effective under the Securities Act. On August 26, 2013, the Multi-Class Registration Statement was declared effective under the Securities Act; we designated the existing shares of our common stock that were sold prior to such date to be W Shares and registered two new classes of our common stock, A Shares and I Shares. On February 10, 2017, the Continuing Offering Registration Statement was declared effective under the Securities Act; we are offering up to $4.0 billion in shares of common stock of the three classes, covering up to $3.5 billion in shares in the Primary Offering and up to $500.0 million in shares pursuant to the DRIP. We are offering to sell any combination of W Shares, A Shares and I Shares with a dollar value up to the maximum offering amount. Additionally, as of March 31, 2017, we were authorized to issue 10.0 million shares of preferred stock, but had none issued or outstanding.
As of March 31, 2017, we had issued approximately 22.5 million shares in the Offering for gross proceeds of $400.0 million, out of which we have recorded $7.4 million in selling commissions and the current portion of distribution fees and dealer manager fees, and $3.0 million in organization and offering costs. With the net offering proceeds of $389.6 million and the borrowings from our credit facility, we have acquired $520.6 million in real estate assets and incurred $7.6 million of acquisition-related expenses.

As of May 9, 2017, we have sold the following common shares and raised the following proceeds in connection with the Offering (dollar amounts in thousands):

	W Shares	A Shares	I Shares	Total
Primary Offering
Shares	16,115,058	5,801,927	849,761	22,766,746
Proceeds	$281,939	$107,835	$15,184	$404,959
Distribution Reinvestment Plan
Shares	669,421	167,272	57,320	894,013
Proceeds	$11,972	$3,007	$1,034	$16,013
We have adopted a share redemption plan to provide limited liquidity whereby, on a daily basis, stockholders may request that we redeem all or any portion of their shares. The redemption price per share for each class on any business day is equal to our NAV per share for such class for that day, calculated by the independent fund accountant after the close of business on the redemption request day, without giving effect to any share purchases or redemptions to be effected on such day. Subject to limited exceptions, stockholders who redeem their shares of our common stock within the first 365 days from the date of purchase are subject to a short-term trading fee of 2% of the aggregate NAV per share of the shares of common stock received. In each calendar quarter, net redemptions are limited under our share redemption plan to 5% of our total NAV as of the end of the immediately preceding quarter, plus any unused percentage carried over to the next quarter, but the maximum carryover percentage may never exceed 15% in the aggregate, and net redemptions in any quarter may never exceed 10% of the prior quarter’s NAV. As of March 31, 2017, we received total redemption requests for, and redeemed approximately 2.8 million W Shares, 195,000 A Shares and 30,000 I Shares of our common stock for $48.8 million, $3.5 million and $600,000, respectively.
During the three months ended March 31, 2017, we redeemed shares as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 – January 31, 2017
W Shares	47,892	$18.11	47,892	(1)
A Shares	1,547	$17.63	1,547	(1)
February 1, 2017 – February 28, 2017
W Shares	46,270	$18.00	46,270	(1)
A Shares	13,547	$17.87	13,547	(1)
March 1, 2017 – March 31, 2017
W Shares	138,580	$18.04	138,580	(1)
A Shares	8,296	$17.75	8,296	(1)
I Shares	30,209	$18.21	30,209	(1)
Total	286,341		286,341
____________________________________

(1)
A description of the maximum number of shares that may be purchased under our share redemption program and the amount of shares approved under our share redemption program is included in the narrative preceding this table. We announced the share redemption program in the Initial Registration Statement and the amendments thereto in the Multi-Class Registration Statement.

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
Date: May 11, 2017

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

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