Form 10-Q
period 2017-06-30
COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
filed 2017-08-11
CIK 1498542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 7, 2017, there were approximately 14.9 million shares of Wrap Class common stock, approximately 7.1 million shares of Advisor Class common stock and approximately 915,000 shares of Institutional Class common stock, par value $0.01 each, of Cole Real Estate Income Strategy (Daily NAV), Inc. outstanding.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
ASSETS
Investment in real estate assets:
Land	$123,209	$86,858
Buildings and improvements	427,004	319,589
Intangible lease assets	82,560	52,965
Total real estate investments, at cost	632,773	459,412
Less: accumulated depreciation and amortization	(31,029)	(22,638)
Total real estate investments, net	601,744	436,774
Investment in marketable securities	5,257	5,563
Total real estate investments and marketable securities, net	607,001	442,337
Cash and cash equivalents	11,749	4,671
Restricted cash	525	600
Rents and tenant receivables, net	5,552	4,206
Property escrow deposits, prepaid expenses, and other assets	784	684
Deferred costs, net	629	1,074
Total assets	$626,240	$453,572
LIABILITIES AND EQUITY
Notes payable and credit facility, net	$259,632	$159,143
Accrued expenses and accounts payable	2,830	2,798
Escrowed investor proceeds	—	75
Due to affiliates	17,076	14,786
Intangible lease liabilities, net	11,627	5,798
Distributions payable	1,738	1,444
Deferred rental income, derivative liabilities, and other liabilities	2,046	1,442
Total liabilities	294,949	185,486
Commitments and contingencies
Redeemable common stock	39,783	32,076
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
W Shares common stock, $0.01 par value; 164,000,000 shares authorized, 14,515,249 and 12,461,616 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	145	125
A Shares common stock, $0.01 par value; 163,000,000 shares authorized, 6,624,984 and 4,449,352 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	66	45
I Shares common stock, $0.01 par value; 163,000,000 shares authorized, 856,659 and 788,270 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	9	8
Capital in excess of par value	324,297	259,817
Accumulated distributions in excess of earnings	(33,542)	(24,399)
Accumulated other comprehensive loss	(249)	(372)
Total stockholders’ equity	290,726	235,224
Non-controlling interests	782	786
Total equity	$291,508	$236,010
Total liabilities, redeemable common stock, and equity	$626,240	$453,572

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rental income	$10,159	$5,713	$19,366	$10,997
Tenant reimbursement income	938	600	1,727	1,239
Interest income on marketable securities	29	28	59	59
Total revenues	11,126	6,341	21,152	12,295
Operating expenses:
General and administrative	1,387	1,115	3,138	2,186
Property operating	393	212	683	444
Real estate tax	728	477	1,321	970
Advisory fees and expenses	1,012	636	1,935	1,186
Acquisition-related	447	703	1,296	1,043
Depreciation and amortization	4,415	2,226	8,085	4,284
Total operating expenses	8,382	5,369	16,458	10,113
Operating income	2,744	972	4,694	2,182
Other income (expense):
Interest expense and other, net	(2,220)	(1,252)	(4,247)	(2,479)
Net income (loss)	524	(280)	447	(297)
Net income allocated to noncontrolling interest	9	—	18	—
Net income (loss) attributable to the Company	$515	$(280)	$429	$(297)
Weighted average number of common shares outstanding:
Basic and diluted	20,765,713	12,211,730	19,741,184	11,401,674
Net income (loss) per common share:
Basic and diluted	$0.02	$(0.02)	$0.02	$(0.03)
Distributions declared per common share	$0.24	$0.24	$0.48	$0.49
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$524	$(280)	$447	$(297)
Other comprehensive (loss) income:
Unrealized holding gain on marketable securities	42	60	52	173
Reclassification adjustment for gain included in income as other expense	(2)	(7)	—	(4)
Unrealized loss on interest rate swaps	(290)	(392)	(191)	(1,382)
Amount of loss reclassified from other comprehensive income into income as interest expense	113	136	262	274
Total other comprehensive (loss) income	(137)	(203)	123	(939)

Comprehensive income (loss)	387	(483)	570	(1,236)
Comprehensive income allocated to noncontrolling interest	9	—	18	—
Comprehensive income (loss) attributable to the Company	$378	$(483)	$552	$(1,236)
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF CHANGES IN EQUITY
(in thousands, except share amounts)

	W Shares Common Stock		A Shares Common Stock		I Shares Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2017	12,461,616	$125	4,449,352	$45	788,270	$8	$259,817	$(24,399)	$(372)	$235,224	$786	$236,010
Issuance of common stock	2,738,423	26	2,241,261	22	65,879	1	92,396	—	—	92,445	—	92,445
Conversion of shares	(55,096)	—	—	—	54,673	—	—	—	—	—	—	—
Distributions to investors	—	—	—	—	—	—	—	(9,572)	—	(9,572)	—	(9,572)
Commissions, dealer manager and distribution fees	—	—	—	—	—	—	(6,029)	—	—	(6,029)	—	(6,029)
Other offering costs	—	—	—	—	—	—	(682)	—	—	(682)	—	(682)
Redemptions of common stock	(629,694)	(6)	(65,629)	(1)	(52,163)	—	(13,498)	—	—	(13,505)	—	(13,505)
Changes in redeemable common stock	—	—	—	—	—	—	(7,707)	—	—	(7,707)	—	(7,707)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(22)	(22)
Comprehensive income	—	—	—	—	—	—	—	429	123	552	18	570
Balance as of June 30, 2017	14,515,249	$145	6,624,984	$66	856,659	$9	$324,297	$(33,542)	$(249)	$290,726	$782	$291,508
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$447	$(297)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net	7,936	4,253
Straight-line rental income	(805)	(440)
Amortization of deferred financing costs	751	282
Amortization on marketable securities	5	7
Gain on sale of marketable securities	—	(4)
Gain on derivative instruments	(19)	—
Bad debt expense	—	8
Changes in assets and liabilities:
Rents and tenant receivables	(541)	60
Prepaid expenses and other assets	117	168
Accounts payable and accrued expenses	23	(126)
Deferred rental income and other liabilities	662	169
Due to affiliates	(446)	(483)
Net cash provided by operating activities	8,130	3,597
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(167,068)	(41,618)
Investment in marketable securities	(432)	(376)
Proceeds from sale and maturities of marketable securities	785	560
Payment of property escrow deposits	(4,040)	(1,291)
Refund of property escrow deposits	3,900	971
Change in restricted cash	75	(514)
Net cash used in investing activities	(166,780)	(42,268)
Cash flows from financing activities:
Proceeds from issuance of common stock	87,856	66,639
Offering costs on issuance of common stock	(3,975)	(1,812)
Redemptions of common stock	(13,505)	(9,401)
Distributions to investors	(4,689)	(2,803)
Proceeds from credit facility and notes payable	158,200	16,275
Repayments of credit facility	(57,500)	(15,000)
Payment of loan deposits	(75)	—
Refund of loan deposits	30	—
Deferred financing costs paid	(517)	(209)
Change in escrowed investor proceeds liability	(75)	27
Distributions to noncontrolling interests	(22)	—
Net cash provided by financing activities	165,728	53,716
Net increase in cash and cash equivalents	7,078	15,045
Cash and cash equivalents, beginning of period	4,671	14,840
Cash and cash equivalents, end of period	$11,749	$29,885
Supplemental disclosures of non-cash investing and financing activities:
Change in accrued dealer manager fee, distribution fee, and other offering costs	$4,552	$3,295
Distributions to investors declared and unpaid	$1,738	$1,030
Common stock issued through distribution reinvestment plan	$4,589	$2,515
Change in fair value of marketable securities	$52	$96
Change in fair value of interest rate swaps	$71	$(1,108)
Accrued capital expenditures	$9	$14
Supplemental cash flow disclosures:
Interest paid	$3,230	$2,054
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
June 30, 2017
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
On December 6, 2011, pursuant to a registration statement filed on Form S-11 (Registration No. 333-169535) (the “Initial Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”), the Company commenced its initial public offering on a “best efforts” basis of $4.0 billion in shares of common stock. On August 26, 2013, pursuant to a registration statement filed on Form S-11 (Registration No. 333-186656) (the “Multi-Class Registration Statement”) under the Securities Act, the Company designated the existing shares of the Company’s common stock that were sold prior to such date to be Wrap Class shares (“W Shares”) of common stock and registered two new classes of the Company’s common stock, Advisor Class shares (“A Shares”) and Institutional Class shares (“I Shares”). Pursuant to a registration statement filed on Form S-11 (Registration No. 333-213271) on February 10, 2017 (the “Continuing Offering Registration Statement”), the Company is offering up to $4.0 billion in shares of common stock of the three classes (the “Offering”), consisting of $3.5 billion in shares in the Company’s primary offering (the “Primary Offering”) and $500.0 million in shares pursuant to a distribution reinvestment plan (the “DRIP”). The Company is offering to sell any combination of W Shares, A Shares and I Shares with a dollar value up to the maximum offering amount. As of June 30, 2017, the Company had issued approximately 25.4 million shares of common stock in the Offering for gross offering proceeds of $453.4 million before offering costs and selling commissions, and the current portion of dealer manager fees and distribution fees of $12.3 million.
The per share purchase price for each class of common stock varies from day-to-day and, on each business day, is equal to, for each class of common stock, the Company’s net asset value (“NAV”) for such class, divided by the number of shares of that class outstanding as of the close of business on such day, plus, for A Shares sold in the Primary Offering, applicable selling commissions. The Company’s NAV per share is calculated daily as of the close of business by an independent fund accountant using a process that reflects (1) estimated values of each of the Company’s commercial real estate assets, related liabilities and notes receivable secured by real estate provided periodically by the Company’s independent valuation expert in individual appraisal reports, (2) daily updates in the price of liquid assets for which third party market quotes are available, (3) accruals of daily distributions, and (4) estimates of daily accruals, on a net basis, of operating revenues, expenses, debt service costs and fees. As of June 30, 2017, the NAV per share for W Shares, A Shares and I Shares was $18.14, $17.95 and $18.30, respectively. The Company’s NAV is not audited or reviewed by its independent registered public accounting firm.
The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio primarily consisting of (1) necessity retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States, (2) notes receivable secured by commercial real estate, including the origination of loans, and (3) cash, cash equivalents, other short-term investments and traded real estate-related securities. As of June 30, 2017, the Company owned 133 commercial properties, which includes properties owned through a consolidated joint venture arrangement (the “Consolidated Joint Venture”), located in 36 states, containing 3.9 million rentable square feet of commercial space, including the square feet of buildings which are on land subject to ground leases. As of June 30, 2017, the rentable square feet at these properties was 99.3% leased, including month-to-month agreements, if any.
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
June 30, 2017

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
As of June 30, 2017, the Company determined that it had a controlling interest in the Consolidated Joint Venture and therefore met the GAAP requirements for consolidation.
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

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2017

Real Estate Investments
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the costs of acquisition, including certain acquisition-related expenses, construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate assets and leasing costs. All repairs and maintenance costs are expensed as incurred. In April 2017, the Company early adopted Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company’s acquisitions qualify as asset acquisitions, and as such, certain acquisition-related expenses related to these asset acquisitions are capitalized. Prior to the adoption of ASU 2017-01, all acquisition-related expenses were expensed as incurred.
The Company considers the period of future benefit of each respective asset to determine the appropriate useful life. The estimated useful lives of the Company’s real estate assets by class are generally as follows:

Buildings	40 years
Site improvements	15 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the six months ended June 30, 2017 or 2016.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of June 30, 2017 or December 31, 2016.
Allocation of Purchase Price of Real Estate Assets
Upon the acquisition of real properties, the Company allocates the purchase price, including certain acquisition-related expenses after the adoption of ASU 2017-01, to acquired tangible assets, consisting of land, buildings and improvements, and to identified intangible assets and liabilities, consisting of the value of above- and below-market leases and the value of in-place leases, based in each case on their respective fair values. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and buildings). The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2017

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
Investment in Marketable Securities
Investment in marketable securities consists primarily of the Company’s investment in corporate and government debt securities. The Company determines the appropriate classification for debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of June 30, 2017, the Company classified its investments as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in other comprehensive (loss) income.
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
Noncontrolling Interest in Consolidated Joint Venture
On December 16, 2016, the Company completed the formation of the Consolidated Joint Venture. The Company determined it had a controlling interest in the Consolidated Joint Venture and, therefore, met the GAAP requirements for consolidation. The Company recorded net income of $18,000 and paid distributions of $22,000 related to the noncontrolling interest during the six months ended June 30, 2017. The Company recorded the noncontrolling interest of $782,000 and $786,000 as of June 30, 2017 and December 31, 2016, on the condensed consolidated unaudited balance sheets.
Restricted Cash
The Company had $525,000 and $600,000 in restricted cash as of June 30, 2017 and December 31, 2016, respectively. Included in restricted cash as of June 30, 2017 and December 31, 2016 was $500,000 held by a lender in an escrow account for a certain property in accordance with the associated loan agreement. Additionally, as part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which funds in excess of the required minimum balance are disbursed on a weekly basis to the Company. As of June 30, 2017 and December 31, 2016, the Company had $25,000 held in a lockbox account. In addition, restricted cash included $75,000 of escrowed investor proceeds for which shares of common stock had not been issued as of December 31, 2016. There were no such proceeds as of June 30, 2017.
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

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2017

The dealer manager and distribution fees are paid monthly in arrears. An estimated liability for future dealer manager and distribution fees payable to CCC is recognized at the time each share is sold and included in due to affiliates in the condensed consolidated unaudited balance sheets with a corresponding decrease to capital in excess of par value. The Company recognized a liability for future dealer manager and distribution fees payable to CCC of $15.8 million and $12.5 million, as of June 30, 2017 and December 31, 2016, respectively.
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
The Company continually reviews receivables related to rent, including any straight-line rent, and current and future operating expense reimbursements from tenants and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is uncertain, the Company will record an increase in the allowance for uncollectible accounts. As of June 30, 2017, the Company did not have an allowance for uncollectible accounts. The Company had an allowance for uncollectible accounts of $2,000 as of December 31, 2016.
Earnings per Share
The Company has three classes of common stock with nonforfeitable dividend rights that are determined based on a different NAV for each class. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which results in the same earnings per share when rounded to within less than one cent for each of the classes. Under the two-class method, earnings per class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. Diluted (loss) income per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the three and six months ended June 30, 2017 or 2016.
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
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition, Accounting Standards Codification (Topic 605) (“ASC”)  and will require an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public business entities, the guidance should be applied to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently assessing the adoption methodology. Once ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which, as discussed below, sets forth principles for the recognition, measurement, presentation and disclosure of leases, goes into effect, ASU 2014-09 may apply to non-lease components in the lease agreements.
In February 2016, the FASB issued ASU 2016-02, which will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than 12 months, with the result being the recognition of a right of use asset and a lease liability and the disclosure of key information about the entity’s leasing arrangements. The lessor accounting model under ASU 2016-02 is similar to current guidance; however it limits the capitalization of initial direct leasing costs, such as internally generated costs. ASU 2016-02 retains a distinction between finance leases (i.e., capital leases under current GAAP) and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2017

GAAP. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. A modified retrospective approach is required for existing leases that have not expired upon adoption. The Company’s implementation team has developed an inventory of all leases and is identifying any non-lease components in the lease agreements and is evaluating the impact to the Company, both as lessor and lessee, and its consolidated financial statements.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 is intended to improve financial reporting requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current GAAP. ASU 2016-13 is effective for fiscal years, and interim periods within, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to address diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, and requires retrospective adoption unless it is impracticable to apply, in which case it is to be applied prospectively as of the earliest date practicable. The Company plans to adopt ASU 2016-15 during the fourth quarter of fiscal year 2017.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. In accordance with ASU 2016-18, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The amendments of ASU 2016-18 are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company plans to adopt ASU 2016-18 during the fourth quarter of 2017 and apply the standard retrospectively for all periods presented. The Company does not expect it will have a material impact on its consolidated financial statements.
In February 2017, the FASB issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), which clarifies the following: (1) nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty; (2) an entity should allocate consideration to each distinct asset by applying the guidance in Topic 606 on allocating the transaction price to performance obligations; and (3) requires entities to derecognize a distinct nonfinancial asset or distinct in substance nonfinancial asset in a partial sale transaction when it (a) does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset in accordance with Subtopic 810 and (b) transfers control of the asset in accordance with Topic 606. The adoption of this standard may result in higher gains on the sale of partial real estate interests, including contributions of nonfinancial assets to a joint venture or other noncontrolling investee, due to recognizing the full gain when the derecognition criteria are met and recording the retained noncontrolling interest at its fair value. ASU 2017-05 is effective for annual periods, and interim periods therein, beginning after December 15, 2017. Early adoption is permitted.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2017

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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Notes payable and line of credit — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. As of June 30, 2017, the estimated fair value of the Company’s debt was $261.9 million, compared to the carrying value of $261.8 million. The estimated fair value and the carrying value of the Company’s debt was $161.2 million as of December 31, 2016. The fair value of the Company’s debt is estimated using Level 2 inputs.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2017 and December 31, 2016, the Company has assessed the overall significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of June 30, 2017 and December 31, 2016, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2017

In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2017	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Interest rate swaps	$60	$—	$60	$—
Marketable securities	5,257	5,257	—	—
Total financial assets	$5,317	$5,257	$60	$—
Financial liabilities:
Interest rate swaps	$(313)	$—	$(313)	$—

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Interest rate swaps	$28	$—	$28	$—
Marketable securities	5,563	5,563	—	—
Total financial assets	$5,591	$5,563	$28	$—
Financial liabilities:
Interest rate swaps	$(371)	$—	$(371)	$—
NOTE 4 — REAL ESTATE INVESTMENTS
2017 Property Acquisitions
During the six months ended June 30, 2017, the Company acquired a 100% interest in 25 commercial properties, of which 13 were determined to be asset acquisitions and 12 were acquired prior to the adoption of ASU 2017-01 in April 2017 and thus were accounted for as business combinations for an aggregate purchase price of $167.1 million (the “2017 Acquisitions”). The Company funded the 2017 Acquisitions with net proceeds from the Offering and available borrowings.
The following table summarizes the consideration transferred for the properties purchased during the six months ended June 30, 2017 (in thousands):

2017 Acquisitions
Investments in real estate:
Purchase price of asset acquisitions	$114,611
Purchase price of business combinations	52,457
Total purchase price of real estate investments acquired (1)	$167,068
______________________

(1)
The weighted average amortization period for the 2017 Acquisitions is 11.7 years for acquired in-place leases, 15.7 years for acquired above-market leases and 14.4 years for acquired intangible lease liabilities.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2017

During the six months ended June 30, 2017, the Company acquired a 100% interest in 13 commercial properties for an aggregate purchase price of $114.6 million (the “2017 Asset Acquisitions”), which includes $963,000 of external acquisition-related expenses that were capitalized in accordance with ASU 2017-01. Prior to the adoption of ASU 2017-01, costs related to property acquisitions were expensed as incurred. The following table summarizes the purchase price allocation for the 2017 Acquisitions purchased during the six months ended June 30, 2017 (in thousands):

2017 Asset Acquisitions
Land	$22,139
Building and improvements	84,324
Acquired in-place leases	11,538
Acquired above-market leases	1,529
Intangible lease liabilities	(4,919)
Total purchase price	$114,611
During the six months ended June 30, 2017, the Company acquired a 100% interest in 12 commercial properties for an aggregate purchase price of $52.5 million which were accounted for as business combinations (the “2017 Business Combination Acquisitions”). The purchase price allocation for each of the Company’s 2017 Business Combination Acquisitions is preliminary and subject to change as it finalizes the allocation, which the Company expects will be prior to the end of the current fiscal year. The Company preliminarily allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the preliminary purchase price allocation for the 2017 Business Combination Acquisitions purchased during the six months ended June 30, 2017 (in thousands):

2017 Business Combination Acquisitions
Land	$14,213
Building and improvements	23,092
Acquired in-place leases	15,112
Acquired above-market leases	1,454
Intangible lease liabilities	(1,414)
Total purchase price	$52,457
The Company recorded revenue of $914,000 and $1.6 million, respectively, and net income of $207,000 and $129,000, respectively, for the three and six months ended June 30, 2017, related to the 2017 Business Combination Acquisitions. In addition, the Company recorded $426,000 of acquisition-related expenses for the six months ended June 30, 2017, which is included in acquisition-related expenses on the condensed consolidated unaudited statements of operations.
The following table summarizes selected financial information of the Company as if all of the 2017 Business Combination Acquisitions were completed on January 1, 2016 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the three and six months ended June 30, 2017 and 2016, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Pro forma basis:
Revenue	$11,267	$7,396	$21,370	$14,075
Net income (loss)	$1,213	$634	$951	$(72)
The unaudited pro forma information for the six months ended June 30, 2017 was adjusted to exclude $426,000 of acquisition-related expenses recorded during such periods related to the 2017 Business Combination Acquisitions. Accordingly, these expenses were instead recognized in the pro forma information for the six months ended June 30, 2016. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2016, nor does it purport to represent the results of future operations.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2017

2016 Property Acquisitions
During the six months ended June 30, 2016, the Company acquired a 100% interest in 13 commercial properties for an aggregate purchase price of $41.6 million (the “2016 Acquisitions”). The 2016 Acquisitions were accounted for as business combinations. The Company funded the 2016 Acquisitions with net proceeds from the Offering and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed.
The following table summarizes the purchase price allocation for the properties purchased during the six months ended June 30, 2016 (in thousands):

2016 Acquisitions
Land	$4,890
Building and improvements	33,578
Acquired in-place leases (1)	3,165
Acquired above-market leases (2)	67
Intangible lease liabilities (3)	(69)
Total purchase price	$41,631
______________________
(1) The weighted average amortization period for acquired in-place leases is 12.8 years for the 2016 Acquisitions.
(2) The weighted average amortization period for acquired above-market leases is 9.9 years for the 2016 Acquisitions.
(3) The weighted average amortization period for acquired intangible lease liabilities is 9.9 years for the 2016 Acquisitions.
The Company recorded revenue of $577,000 and $681,000, respectively, and net income of $62,000 and $59,000, respectively, for the three and six months ended June 30, 2016, related to the 2016 Acquisitions. In addition, the Company recorded $279,000 and $330,000 of acquisition-related expenses for the three and six months ended June 30, 2016, respectively, which is included in acquisition-related expenses on the condensed consolidated unaudited statements of operations.
The following information summarizes selected financial information of the Company as if all of the 2016 Acquisitions were completed on January 1, 2015 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Pro forma basis
Revenue	$6,523	$5,324	$13,132	$10,910
Net (loss) income	$(135)	$5,363	$63	$6,535
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

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2017

Consolidated Joint Venture
As of June 30, 2017, the Company had an interest in a Consolidated Joint Venture that owns and manages two properties, with total assets of $7.8 million, which included $7.7 million of real estate assets, net of accumulated depreciation and amortization of $124,000, and total liabilities of $165,000. The Consolidated Joint Venture does not have any debt outstanding as of June 30, 2017. The Company has the ability to control operating and financial policies of the Consolidated Joint Venture. There are restrictions on the use of these assets as the Company would generally be required to obtain the approval of the partner (the “Consolidated Joint Venture Partner”) in accordance with the joint venture agreement for any major transactions. The Company and the Consolidated Joint Venture Partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
NOTE 5 — MARKETABLE SECURITIES
The Company owned marketable securities with an estimated fair value of $5.3 million and $5.6 million as of June 30, 2017 and December 31, 2016, respectively. The following is a summary of the Company’s available-for-sale securities as of June 30, 2017 (in thousands):

	Available-for-sale securities
	Amortized Cost Basis	Unrealized (Loss) Gain	Fair Value
U.S. Treasury Bonds	$2,007	$(7)	$2,000
U.S. Agency Bonds	367	(1)	366
Corporate Bonds	2,860	31	2,891
Total available-for-sale securities	$5,234	$23	$5,257
The following table provides the activity for the marketable securities during the six months ended June 30, 2017 (in thousands):

	Amortized Cost Basis	Unrealized (Loss) Gain	Fair Value
Marketable securities as of January 1, 2017	$5,592	$(29)	$5,563
Face value of marketable securities acquired	426	—	426
Premiums and discounts on purchase of marketable securities, net of acquisition costs	6	—	6
Amortization on marketable securities	(5)	—	(5)
Sales and maturities of securities	(785)	—	(785)
Unrealized gain on marketable securities	—	52	52
Marketable securities as of June 30, 2017	$5,234	$23	$5,257
During the six months ended June 30, 2017, the Company sold 37 marketable securities for aggregate proceeds of $785,000. Unrealized gains (losses) on marketable securities are recorded in other comprehensive (loss) income, with a portion of the amount subsequently reclassified into other expense, net on the accompanying condensed consolidated statements of operations as securities are sold and gains (losses) are recognized. In addition, the Company recorded an unrealized gain of $52,000 on its investments, which is included in accumulated other comprehensive loss on the accompanying condensed consolidated unaudited statement of changes in equity for the six months ended June 30, 2017 and the condensed consolidated unaudited balance sheet as of June 30, 2017.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2017

The scheduled maturities of the Company’s marketable securities as of June 30, 2017 are as follows (in thousands):

	Available-for-sale securities
	Amortized Cost	Estimated Fair Value
Due within one year	786	785
Due after one year through five years	2,205	2,210
Due after five years through ten years	2,157	2,176
Due after ten years	86	86
Total	5,234	5,257
Actual maturities of marketable securities can differ from contractual maturities because borrowers on certain debt securities may have the right to prepay their respective debt obligations at any time. In addition, factors such as prepayments and interest rates may affect the yields on such securities.
In estimating other-than-temporary impairment losses, management considers a variety of factors, including (1) whether the Company has the intent to sell the impaired security, (2) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, and (3) whether the Company expects to recover the entire amortized cost basis of the security. The Company believes that none of the unrealized losses on investment securities are other-than-temporary as management expects the Company will fully recover the entire amortized cost basis of all securities. As of June 30, 2017, the Company had no other-than-temporary impairment losses.
NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the six months ended June 30, 2017, the Company entered into three interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of June 30, 2017 and December 31, 2016 (in thousands):

		Outstanding Notional Amount as of	Interest	Effective	Maturity	Fair Value of Assets and (Liabilities) as of
	Balance Sheet Location	June 30, 2017	Rate (1)	Date	Date	June 30, 2017	December 31, 2016
Interest Rate Swaps	Property escrow deposits, prepaid expenses, and other assets	$65,040	3.23% to 4.04%	6/30/2015 to 6/27/2017	9/12/2019 to 7/1/2022	$60	$28
Interest Rate Swaps	Deferred rental income, derivative liabilities, and other liabilities	$39,800	3.56% to 4.17%	12/16/2016 to 6/30/2017	1/1/2022 to 7/1/2022	$(313)	$(371)
______________________
(1) The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of June 30, 2017.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements to these condensed consolidated unaudited financial statements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the effective portion of the derivative instruments that are designated as hedges is recorded in other comprehensive (loss) income, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three and six months ended June 30, 2017, the amounts reclassified were $113,000 and $262,000, respectively. The amounts reclassified for the three and six months ended June 30, 2016, were $136,000 and $274,000, respectively. During the next 12 months, the Company estimates that an additional $420,000 will be reclassified from other comprehensive (loss) income as an increase to interest expense.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2017

Any ineffective portion of the change in fair value of the derivative instruments is recorded in interest expense. During the six months ended June 30, 2017, $19,000 of the change in the fair value of the interest rate swaps was considered ineffective. There were no portions of the change in the fair value of the interest rate swaps that were considered ineffective during the three months ended June 30, 2017 and 2016 and the six months ended June 30, 2016.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations, under the agreements at an aggregate termination value, inclusive of interest payments, of $338,000, which includes accrued interest, at June 30, 2017. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of June 30, 2017.
NOTE 7 — NOTES PAYABLE AND CREDIT FACILITY
As of June 30, 2017, the Company had $259.6 million of debt outstanding, including net deferred financing costs, with weighted average years to maturity of 3.2 years and a weighted average interest rate of 3.52%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date. Should the loan not be repaid by its scheduled repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date. The following table summarizes the debt balances as of June 30, 2017 and December 31, 2016, and the debt activity for the six months ended June 30, 2017 (in thousands):

		During the Six Months Ended June 30, 2017
	Balance as of December 31, 2016	Debt Issuance, Net (1)	Repayments	Accretion	Balance as of June 30, 2017
Credit facility	$64,000	$119,000	$(57,500)	$—	$125,500
Fixed rate debt	97,169	39,200	—	—	136,369
Total debt	161,169	158,200	(57,500)	—	261,869
Deferred costs (2)	(2,026)	(443)	—	232	(2,237)
Total debt, net	$159,143	$157,757	$(57,500)	$232	$259,632
______________________
(1) Includes deferred financing costs incurred during the period.
(2) Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility.
As of June 30, 2017, the Company had fixed rate debt outstanding of $136.4 million, including $64.8 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity of the variable rate debt. The fixed rate debt has interest rates ranging from 3.37% to 4.17% per annum and as of June 30, 2017, the fixed rate debt had a weighted average interest rate of 3.84%. The fixed rate debt outstanding matures on various dates from December 2020 to February 2025. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $241.4 million as of June 30, 2017. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
The Company has an amended and restated credit agreement (the “Amended Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent (“JPMorgan Chase”), that provides for borrowings up to $225.0 million, which is comprised of up to $153.0 million in revolving loans (the “Revolving Loans”), and $72.0 million in term loans (the “Term Loans”) and collectively, with the Revolving Loans, the unsecured credit facility (the “Credit Facility”). The Term Loans mature on September 12, 2019 and the Revolving Loans mature on September 12, 2017; however, the Company may elect to extend the maturity date for the Revolving Loans to September 12, 2019, subject to satisfying certain conditions contained in the Amended Credit Agreement. With respect to the Company’s $53.5 million of Revolving Loans maturing within the next year, the Company expects to either exercise its right under the Amended Credit Agreement to extend the maturity date of the Revolving Loans or refinance the debt or enter into new financing arrangements in order to meet its debt obligations.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2017

Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”) multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.70% to 2.20%; or (ii) a base rate ranging from 0.70% to 1.20%, plus the greater of: (a) JPMorgan Chase’s Prime Rate (as defined in the Amended Credit Agreement); (b) the Federal Funds Effective Rate (as defined in the Amended Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.0%. As of June 30, 2017, the Revolving Loans outstanding totaled $53.5 million at a weighted average interest rate of 3.29% and the Term Loans outstanding totaled $72.0 million, $40.0 million of which is subject to an interest rate swap agreement (the “Swapped Term Loan”). The interest rate swap agreement had the effect of fixing the Eurodollar Rate per annum of the Swapped Term Loan. As of June 30, 2017, the all-in rate for the Swapped Term Loan was 3.23%. The Company had $125.5 million of debt outstanding under the Credit Facility as of June 30, 2017 at a weighted average interest rate of 3.18% and $99.5 million in unused capacity, subject to borrowing availability.
The Amended Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Amended Credit Agreement requires the Company to maintain a minimum consolidated net worth not less than $63.0 million plus 75% of the equity interests issued by the Company, a leverage ratio less than or equal to 60%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75 and a secured debt ratio equal to or less than 40%. As of June 30, 2017, the Company believes it was in compliance with the financial covenants of the Amended Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements.
NOTE 8 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.
Purchase Commitments
As of June 30, 2017, the Company had entered into a purchase agreement with an unaffiliated third-party seller to acquire a 100% interest in one retail property, subject to meeting certain criteria, for an aggregate purchase price of $24.3 million, exclusive of closing costs. As of June 30, 2017, the Company had $550,000 of property escrow deposits held by an escrow agent in connection with this future property acquisition. This deposit is included in the condensed consolidated unaudited balance sheets in property escrow deposits, prepaid expenses and other assets. As of June 30, 2017, this escrow deposit has not been forfeited.
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
June 30, 2017

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

Other organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, the distribution fee and the dealer manager fee) are paid for by Cole Advisors or its affiliates and can be reimbursed by the Company up to 0.75% of the aggregate gross offering proceeds, excluding selling commissions charged on A Shares sold in the Primary Offering. As of June 30, 2017, Cole Advisors or its affiliates had paid organization and offering expenses in excess of the 0.75% in connection with the Offering. These excess amounts were not included in the financial statements of the Company because such amounts were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess amounts may become payable to Cole Advisors.
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
June 30, 2017

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
The total return to stockholders is defined, for each class of the Company’s common stock, as the change in NAV per share plus distributions per share for such class. The NAV per share for a class calculated on the last trading day of a calendar year shall be the amount against which changes in NAV per share for such class are measured during the subsequent calendar year. Therefore, for each class of the Company’s common stock, payment of the performance-based component of the advisory fee (1) is contingent upon the Company’s actual annual total return exceeding the 6% Return and the Ending NAV per share for the respective share class being greater than the Base NAV of that class, (2) will vary in amount based on the Company’s actual performance, (3) cannot cause the Company’s total return as a percentage of stockholders’ invested capital for the year to be reduced below 6% and (4) is payable to Cole Advisors if the Company’s total return exceeds the 6% Return in a particular calendar year, even if the total return to stockholders (or any particular stockholder) on a cumulative basis over any longer or shorter period has been less than 6% per annum. Cole Advisors will not be obligated to return any portion of advisory fees paid based on the Company’s subsequent performance. The Company did not reach the 6% Return during the six months ended June 30, 2017.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by Cole Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Offering:	2017	2016	2017	2016
Selling commissions	$921	$421	$1,477	$804
Distribution fee (1)	$132	$50	$239	$88
Dealer manager fees (1)	$502	$295	$949	$552
Organization and offering expense reimbursement	$394	$276	$682	$513
Acquisition expense reimbursement	$429	$377	$845	$657
Advisory fee	$1,012	$636	$1,935	$1,186
Operating expense reimbursement	$620	$402	$1,579	$749
Performance fee	$—	$—	$—	$—
______________________
(1) Amounts are calculated for the respective period in accordance with the dealer manager agreement and exclude the estimated liability for the future dealer manager and distribution fees payable to CCC, which are included in due to affiliates in the condensed consolidated unaudited balance sheets, with a corresponding decrease to capital in excess of par value, as described in Note 2 — Summary of Significant Accounting Policies.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2017

Due to Affiliates
As of June 30, 2017 and December 31, 2016, $17.1 million and $14.8 million, respectively, was due to Cole Advisors or its affiliates primarily related to the estimated liability for current and future dealer manager and distribution fees, advisory fees, the reimbursement of organization and offering expenses, and acquisition expenses, which were included in amounts due to affiliates on the condensed consolidated unaudited balance sheets.
NOTE 10 — ECONOMIC DEPENDENCY
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
NOTE 11 — SUBSEQUENT EVENTS
The following events occurred subsequent to June 30, 2017:
Investment in Real Estate Assets
Subsequent to June 30, 2017, the Company acquired a 100% interest in one real estate property for an aggregate purchase price of $24.3 million. The acquisition was funded with net proceeds from the Offering. The Company has not completed its initial purchase price allocation with respect to these properties and therefore cannot provide similar disclosures to those included in Note 4 — Real Estate Investments in these condensed consolidated unaudited financial statements for these properties.
Credit Facility and Notes Payable
Subsequent to June 30, 2017, the Company entered into an interest swap loan agreement with Huntington Bank, N.A. in the principal amount of $13.4 million that bears interest at a fixed rate of approximately 4.14%. Additionally, subsequent to June 30, 2017, the Company reduced the amounts outstanding under the Credit Facility by $13.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated unaudited financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I — Financial Information” of this Quarterly Report on Form 10-Q, including the notes to the condensed consolidated unaudited financial statements contained therein. The terms “we,” “us,” “our” and the “Company” refer to Cole Real Estate Income Strategy (Daily NAV), Inc.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “plans” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law. The forward-looking statements should be read in light of the risk factors identified in Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016.
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

Definitions
We use certain defined terms throughout this Quarterly Report on Form 10-Q that have the following meanings:
The phrase “annualized rental income” refers to the straight line rental revenue under our leases on operating properties owned as of the respective reporting date, which includes the effect of rent escalations and any tenant concessions, such as free rent, and excludes any bad debt allowances and any contingent rent, such as percentage rent. Management uses annualized rental income as a basis for tenant, industry and geographic concentrations and other metrics within the portfolio. Annualized rental income is not indicative of future performance.
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
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, and interest expense on our property indebtedness and acquisition and operating expenses. Rental and other property income accounted for 91% and 90% of our total revenue for the three months ended June 30, 2017 and 2016, respectively, and 92% and 89% for the six months ended June 30, 2017 and 2016, respectively. As 99.3% of our rentable square feet was under lease as of June 30, 2017 with a weighted average remaining lease term of 10.7 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Cole Advisors regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease.

Operating Highlights and Key Performance Indicators
2017 Activity

•	Acquired 25 commercial properties for an aggregate purchase price of $167.1 million.

•
Issued approximately 5.0 million shares of common stock in the Offering for gross offering proceeds of $92.4 million before organization and offering costs, selling commissions, and the current portion of dealer manager fees and distribution fees of $3.3 million.

•	Total debt increased by $100.7 million, from $161.2 million to $261.9 million.
Portfolio Information
As of June 30, 2017, we owned 133 properties located in 36 states, comprising 3.9 million rentable square feet, which includes the rentable square feet of buildings on land subject to ground leases. As of June 30, 2017, no single tenant accounted for greater than 10% of our 2017 annualized rental income. As of June 30, 2017, we had certain geographic concentrations in our property holdings. In particular, as of June 30, 2017, 15 of our properties were located in Ohio and six of our properties were located in Illinois, accounting for 11% and 10%, respectively, of our 2017 annualized rental income. In addition, we had tenants in the discount store industry, which accounted for 13% of our 2017 annualized rental income. Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our real estate assets as of June 30, 2017, and 2016:

	As of June 30,
	2017	2016
Number of properties	133	90
Rentable square feet (in thousands) (1)	3,901	2,255
Percentage of rentable square feet leased	99.3%	99.2%
Percentage of investment-grade tenants (2)	46.0%	50.7%
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
The following table summarizes our consolidated real estate investment activity during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Properties acquired	13	11	25	13
Purchase price of acquired properties (in thousands)	$114,611	$23,948	$167,068	$41,631
Rentable square feet of acquired properties (in thousands) (1)	504	216	762	328
______________________
(1) Includes square feet of the buildings on land that are subject to ground leases.

Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table provides summary information about our results of operations for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		2017 vs 2016 Increase (Decrease)	Six Months Ended June 30,		2017 vs 2016 Increase (Decrease)
	2017	2016		2017	2016
Total revenues	$11,126	$6,341	$4,785	$21,152	$12,295	$8,857
General and administrative expenses	$1,387	$1,115	$272	$3,138	$2,186	$952
Property operating expenses	$393	$212	$181	$683	$444	$239
Real estate tax expenses	$728	$477	$251	$1,321	$970	$351
Advisory fees and expenses	$1,012	$636	$376	$1,935	$1,186	$749
Acquisition-related expenses	$447	$703	$(256)	$1,296	$1,043	$253
Depreciation and amortization	$4,415	$2,226	$2,189	$8,085	$4,284	$3,801
Operating income	$2,744	$972	$1,772	$4,694	$2,182	$2,512
Interest expense and other, net	$2,220	$1,252	$968	$4,247	$2,479	$1,768
Net income (loss) attributable to the Company	$515	$(280)	$795	$429	$(297)	$726
Revenues
Our revenues consist primarily of rental and other property income from net leased commercial properties. We also incur certain operating expenses that are subject to reimbursement by our tenants, which results in tenant reimbursement income. Additionally, our portfolio includes liquid assets in the form of marketable securities. These investments can result in revenue in the form of interest income.
The increase in revenue of $4.8 million and $8.9 million during the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016, was primarily due to the acquisition of 43 rental income-producing properties subsequent to June 30, 2016. Rental and other property income from net leased commercial properties accounted for 91% and 90% of our total revenues for the three months ended June 30, 2017 and 2016, respectively, and 92% and 89% of our total revenues for the six months ended June 30, 2017 and 2016, respectively. We also incurred certain operating expenses subject to reimbursement by our tenants, which resulted in $938,000 and $1.7 million in tenant reimbursement income during the three and six months ended June 30, 2017, respectively, compared to $600,000 and $1.2 million during the same periods in 2016.
General and Administrative Expenses
The primary general and administrative expense items are advisory reimbursements, professional fees, accounting and legal fees, escrow and trustee fees, unused line of credit fees and state franchise and income taxes.
The increase in general and administrative expenses of $272,000 and $952,000 during the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016 was primarily due to an increase in operating expense reimbursements to our advisor during the three and six months ended June 30, 2017, primarily as a result of the acquisition of 43 additional rental income-producing properties subsequent to June 30, 2016.
Property Operating Expenses
Property operating expenses such as property repairs, maintenance and property related insurance include both reimbursable and non-reimbursable property expenses. We are reimbursed by tenants for reimbursable property operating expenses in accordance with the respective lease agreements.
The increase in property operating expenses of $181,000 and $239,000 during the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016, was primarily due to the acquisition of 43 additional rental income-producing properties subsequent to June 30, 2016, as well as recognizing a full period of property operating expenses on 11 and 13 properties acquired during the three and six months ended June 30, 2016, respectively.

Real Estate Tax Expenses
The increase in real estate tax expenses of $251,000 and $351,000 during the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016, was primarily due to real estate taxes incurred on 43 additional properties acquired subsequent to June 30, 2016, as well as recognizing a full period of real estate taxes on 11 and 13 properties acquired during the three and six months ended June 30, 2016, respectively.
Advisory Fees and Expenses
The advisory fees and expenses that we pay to our advisor are based upon our NAV.
The increase in advisory fees and expenses of $376,000 and $749,000 during the three and six months ended June 30, 2017, as compared to the same periods in 2016, was primarily due to an increase in the total NAV for all share classes, which increased $158.3 million subsequent to June 30, 2016.
Acquisition-Related Expenses
In April 2017, we early adopted ASU 2017-01, which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Beginning in April 2017, our acquisitions qualify as asset acquisitions, and as such, certain acquisition costs related to these asset acquisitions are capitalized. Prior to the adoption of ASU 2017-01 in April 2017, costs related to property acquisitions were expensed as incurred.
The decrease in acquisition-related expenses of $256,000 during the three months ended June 30, 2017, as compared to the same period in 2016, was primarily due to the early adoption of ASU No. 2017-01, and as such certain acquisition costs related to asset acquisitions were capitalized during the three months ended June 30, 2017. During the three months ended June 30, 2016, acquisition-related costs related to future property acquisitions were expensed as incurred.
The increase in acquisition-related expenses of $253,000 during the six months ended June 30, 2017, as compared to the same period in 2016, was primarily due to the acquisition of 12 commercial properties prior to the adoption of ASU No. 2017-01 for an aggregate purchase price of $52.5 million, compared to the purchase of 13 commercial properties for an aggregate purchase price of $41.6 million during the six months ended June 30, 2016.
Depreciation and Amortization
The increase in depreciation and amortization of $2.2 million and $3.8 million during the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016, was primarily due to the acquisition of 43 additional rental income-producing properties subsequent to June 30, 2016, as well as recognizing a full period of depreciation and amortization on 11 and 13 properties acquired during the three and six months ended June 30, 2016, respectively.
Interest Expense and Other, Net
The increase in interest expense and other, net of $968,000 and $1.8 million during the three and six months ended June 30, 2017, as compared to the same periods in 2016 was primarily due to an increase in our average outstanding debt balance of $223.4 million and $203.1 million for the three and six months ended June 30, 2017 as compared to $113.3 million and $112.2 million for the three and six months ended June 30, 2016.
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

“Non-same store,” as reflected in the table below, includes properties acquired on or after April 1, 2016. As shown in the table below, contract rental revenue on the 79 same store properties for the three months ended June 30, 2017 increased 0.1%, compared to the three months ended June 30, 2016. The same store properties were 98.6% and 99.1% occupied as of June 30, 2017 and 2016, respectively. The following table shows the contract rental revenue from properties owned for both of the entire three months ended June 30, 2017 and 2016, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Three Months Ended June 30,		Increase/(Decrease)
Contract Rental Revenue		2017	2016	$ Change	% Change
Rental income — as reported		$10,159	$5,713	$4,446	78%
Less: Amortization (1)		84	6	78	1,300%
Less: Straight line rent		423	236	187	79%
Total Contract Rental Revenue		9,652	5,471	4,181	76%

Less: “Non-same store” properties	54	4,397	223	4,174	1,872%
“Same store” properties	79	$5,255	$5,248	$7	0.1%
______________________
(1) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.
“Non-same store,” as reflected in the table below, includes properties acquired on or after January 1, 2016. As shown in the table below, contract rental revenue on the 77 same store properties for the six months ended June 30, 2017 decreased 0.1%, compared to the six months ended June 30, 2016. The same store properties were 98.5% and 99.0% occupied as of June 30, 2017 and 2016, respectively. The following table shows the contract rental revenue from properties owned for both of the entire six months ended June 30, 2017 and 2016, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Six Months Ended June 30,		Increase/(Decrease)
Contract Rental Revenue		2017	2016	$ Change	% Change
Rental income — as reported		$19,366	$10,997	$8,369	76%
Less: Amortization (1)		805	442	363	82%
Less: Straight line rent		149	13	136	1,046%
Total Contract Rental Revenue		18,412	10,542	7,870	75%

Less: “Non-same store” properties	56	8,528	644	7,884	1,224%
“Same store” properties	77	$9,884	$9,898	$(14)	(0.1)%
______________________
(1) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.
Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.002678083 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2017 and ending on December 31, 2017. The daily distribution amount for each class of outstanding common stock is adjusted based on the relative NAV of the various classes each day so that, from day to day, distributions constitute a uniform percentage of the NAV per share of all classes. As a result, from day to day, the per share daily distribution for each outstanding class of common stock may be higher or lower than the daily distribution amount authorized by our board of directors based on the relative NAV of each class of common stock on that day.
During the six months ended June 30, 2017 and 2016, we paid distributions of $9.3 million and $5.3 million, respectively, including $4.6 million and $2.5 million, respectively, through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the six months ended June 30, 2017 and 2016 was $8.1 million and $3.6 million, respectively, and reflected a reduction for real estate acquisition-related expenses incurred of $1.3 million and $1.0 million, respectively, in accordance with GAAP. Prior to the adoption of ASU 2017-01 in April 2017, we treated our real estate acquisition-related fees and expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the six months ended June 30, 2017 and 2016 includes the amount by which real estate acquisition-related fees and expenses have reduced net cash flows from operating activities of $1.3 million and $1.0 million, respectively. The distributions paid during the six months ended June 30, 2017, including shares issued pursuant to the DRIP, were funded by cash flows from operating activities of $8.1 million, or 88%, and proceeds from the Offering of $1.2 million, or 12%. Our distributions for the six months ended June 30, 2016 were fully covered by cash flows from operating activities, including cash flows from prior periods.
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
Our share redemption plan includes certain redemption limits, including a quarterly limit and, in some cases, an individual stockholder limit. During the six months ended June 30, 2017, we received redemption requests for, and redeemed, a total of approximately 748,000 shares of our common stock for $13.5 million, comprised of approximately 630,000 W Shares, 66,000 A Shares and 52,000 I Shares of our common stock for $11.4 million, $1.2 million and $950,000, respectively. From July 1, 2017 through August 7, 2017, we redeemed approximately 195,000 shares for $3.5 million.
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
Liquidity and Capital Resources
General
We expect to continue to raise capital through the Offering and to utilize such funds and future proceeds from secured or unsecured financing to complete future property acquisitions and for general corporate uses. The source of our operating cash flows is primarily the rental income received from current and future leased properties. As of June 30, 2017, we had raised $453.4 million of gross proceeds from the Offering before organization and offering costs, selling commissions, and the current portion of dealer manager fees and distribution fees of $12.3 million. Refer to Item 1A - Risk Factors in our annual report on Form 10-K for the year ended December 31, 2016, for risks related to our ability to raise capital in the near term.
Our credit facility with JPMorgan Chase Bank, N.A. as administrative agent, provides for borrowings up to $225.0 million, which is comprised of $153.0 million in revolving loans and $72.0 million in term loans, collectively, the credit facility. As of June 30, 2017, we had $99.5 million in unused capacity, subject to borrowing availability. As of June 30, 2017, we had cash and cash equivalents of $11.7 million and investments in marketable securities of $5.3 million.
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

Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for acquisitions, operating expenses, distributions and redemptions to stockholders and interest on our outstanding debt and principal repayments, including principal repayments of $53.5 million within the next 12 months. We expect to meet our short-term liquidity requirements through available cash, cash provided by property operations, proceeds from the Offering and borrowings from the Line of Credit or other sources. With respect to our debt maturing within the next year, we expect to refinance the debt or enter into new financing arrangements in order to meet our debt obligations. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
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
Contractual Obligations
As of June 30, 2017, we had $261.9 million of debt outstanding, with a weighted average interest rate of 3.52%. See Note 7 — Notes Payable and Credit Facility to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a description of certain terms of the debt.
Our contractual obligations as of June 30, 2017 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments – credit facility (2)	$125,500	$53,500	$72,000	$—	$—
Interest payments – credit facility (3)	5,511	2,697	2,814	—	—
Principal payments – fixed debt rate	136,369	—	—	57,567	78,802
Interest payments – fixed debt rate (3)	26,498	5,290	10,590	8,733	1,885
Total	$293,878	$61,487	$85,404	$66,300	$80,687
______________________

(1)	The table does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
Does not include the impact of any extension. We may elect to extend the maturity of the Revolving Loans to September 12, 2019, subject to satisfying certain conditions contained in the Amended Credit Agreement or refinance the debt or enter into new financing arrangements.

(3)
As of June 30, 2017, we had $64.8 million of variable rate mortgage notes and $40.0 million of variable rate debt on the Credit Facility effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our swap agreements to calculate the debt payment obligations in future periods.

Our charter prohibits us from incurring debt that would cause our borrowings to exceed 75% of our gross assets, valued at the aggregate cost (before depreciation and other non-cash reserves), unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report. In addition to this limitation in our charter, our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before depreciation or other non-cash reserves) or fair market value of our gross assets; provided however, that a majority of our board of directors (including a majority of the independent directors) has determined that, as a general policy, borrowing in excess of 60% of the greater of cost (before deducting depreciation and other non-cash reserves) or fair market value of our gross assets is justified and in the best interest of us and our stockholders during our capital raising stage. Fair market value is based on the estimated market value of our real estate assets as of June 30, 2017 used to determine our estimated per share NAV. The independent directors believe such borrowing levels are justified as higher debt levels during the offering stage may enable us to acquire properties earlier than we might otherwise be able to acquire them if we were to adhere to the 60% debt limitation, which could yield returns that are accretive to the portfolio. In addition, as we are in the offering stage, more equity could be raised in the future to reduce the debt levels. As of June 30, 2017, our ratio of debt to the cost (before deducting depreciation or other non-cash reserves) of our gross assets was 42.3%, and our ratio of debt to the fair market value of our gross assets was 41.1%.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to investors. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as financing and issuance costs and related accumulated amortization, less all cash and cash equivalents. As of June 30, 2017, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 40.4%. The following table provides a reconciliation of the notes payable and credit facility, net balance, as reported on our condensed consolidated unaudited balance sheet, to net debt as of June 30, 2017 (in thousands):

Balance as of June 30, 2017
Notes payable and credit facility, net	$259,632
Deferred costs, net	2,237
Less: Cash and cash equivalents	(11,749)
Net debt	$250,120
Gross real estate assets, net (1)	$619,767
Net debt leverage ratio	40.4%
______________________
(1) Net of gross intangible lease liabilities.
As of June 30, 2017, we had entered into a purchase agreement with an unaffiliated third-party seller to acquire a 100% interest in one retail property, subject to meeting certain criteria, for an aggregate purchase price of $24.3 million, exclusive of closing costs. As of June 30, 2017, we had $550,000 of property escrow deposits held by an escrow agent in connection with this future property acquisition. This deposit is included in the condensed consolidated unaudited balance sheets in property escrow deposits, prepaid expenses and other assets in this Quarterly Report on Form 10-Q. As of June 30, 2017, the escrow deposit had not been forfeited.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities was $8.1 million for the six months ended June 30, 2017, compared to $3.6 million for the six months ended June 30, 2016. The increase was primarily due to the acquisition of 43 additional rental income-producing properties subsequent to June 30, 2016 and as a result net income before non-cash adjustments for depreciation, amortization of intangibles and amortization of deferred financing costs increased $4.9 million offset by an increase in straight-line rental income of $365,000. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities increased $124.5 million to $166.8 million for the six months ended June 30, 2017, compared to net cash used in investing activities of $42.3 million for the six months ended June 30, 2016. The increase was primarily due to the acquisition of 25 commercial properties during the six months ended June 30, 2017 compared to having acquired 13 commercial properties during the six months ended June 30, 2016.
Financing Activities. Net cash provided by financing activities increased $112.0 million to $165.7 million for the six months ended June 30, 2017, compared to net cash provided by financing activities of $53.7 million for the six months ended June 30, 2016. The increase was primarily due to an increase in net proceeds from the issuance of common stock of $17.2 million and an increase in net proceeds from borrowing facilities and notes payable of $99.4 million, offset by an increase in redemptions of common stock of $4.1 million.
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
Related-Party Transactions and Agreements
We have entered into agreements with Cole Advisors and its affiliates, whereby we agree to pay certain fees, or reimburse certain expenses of, Cole Advisors or its affiliates, primarily advisory and performance fees and expenses, organization and offering costs, sales commissions, dealer manager fees and expenses, distribution fees and reimbursement of certain acquisition and operating costs. See Note 9 — Related-Party Transactions and Agreements to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a further explanation of the various related-party transactions, agreements and fees.

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
Off-Balance Sheet Arrangements
As of June 30, 2017 and December 31, 2016, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
Interest Rate Risk
As of June 30, 2017, we had variable rate debt of $53.5 million, excluding any debt subject to interest rate swap agreements, and, therefore, we are exposed to interest rate changes in the London Interbank Offered Rate (“LIBOR”). A 50 basis point increase or decrease in interest rates on our variable rate debt would increase or decrease our interest expense by $268,000 per annum.
As of June 30, 2017, we had six interest rate swap agreements outstanding, which mature on various dates from September 2019 to July 2022 with an aggregate notional amount of $104.8 million and an aggregate net fair value liability of $253,000. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of June 30, 2017, an increase of 50 basis points in interest rates would result in a derivative asset of $649,000, representing a $902,000 net change to the fair value of the net derivative liability. A decrease of 50 basis points would result in a derivative liability of $1.2 million, representing a $920,000 increase to the fair value of the net derivative liability.
As the information presented above includes only those exposures that existed as of June 30, 2017, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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

The factors considered in determining the credit risk of our tenants include, but are not limited to: payment history; credit status and change in status (credit ratings for public companies are used as a primary metric); change in tenant space needs (i.e., expansion/downsize); tenant financial performance; economic conditions in a specific geographic region; and industry specific credit considerations. We believe that the credit risk of our portfolio is reduced by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants and mitigation options.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2017 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2017, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
During the six months ended June 30, 2017 and 2016, we paid distributions of $9.3 million and $5.3 million, respectively, including $4.6 million and $2.5 million, respectively, through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the six months ended June 30, 2017 and 2016 was $8.1 million and $3.6 million, respectively, and reflected a reduction for real estate acquisition-related expenses incurred of $1.3 million and $1.0 million, respectively, in accordance with GAAP. Prior to the adoption of ASU 2017-01 in April 2017, we treated our real estate acquisition-related fees and expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the six months ended June 30, 2017 and 2016 includes the amount by which real estate acquisition-related fees and expenses have reduced net cash flows from operating activities of $1.3 million and $1.0 million, respectively. . Distributions paid during the six months ended June 30, 2017, including shares issued pursuant to the DRIP, were funded by cash flows from operations of $8.1 million, or 88%, and proceeds from the Offering of $1.2 million, or 12%. Our distributions for the six months ended June 30, 2016 were fully covered by cash flows from operating activities, including cash flows from prior periods.
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
On December 6, 2011, the Initial Registration Statement for our public offering of up to $4.0 billion in shares of common stock was declared effective under the Securities Act. On August 26, 2013, the Multi-Class Registration Statement was declared effective under the Securities Act; we designated the existing shares of our common stock that were sold prior to such date to be W Shares and registered two new classes of our common stock, A Shares and I Shares. On February 10, 2017, the Continuing Offering Registration Statement was declared effective under the Securities Act; we are offering up to $4.0 billion in shares of common stock of the three classes, covering up to $3.5 billion in shares in the Primary Offering and up to $500.0 million in shares pursuant to the DRIP. We are offering to sell any combination of W Shares, A Shares and I Shares with a dollar value up to the maximum offering amount. Additionally, as of June 30, 2017, we were authorized to issue 10.0 million shares of preferred stock, but had none issued or outstanding.

As of June 30, 2017, we had issued approximately 25.4 million shares in the Offering for gross proceeds of $453.4 million, out of which we have recorded $8.9 million in selling commissions and the current portion of distribution fees and dealer manager fees, and $3.4 million in organization and offering costs. With the net offering proceeds of $441.1 million and the borrowings from our credit facility, we have acquired $635.2 million in real estate assets and incurred $8.1 million of acquisition-related expenses.
As of August 7, 2017, we have sold the following common shares and raised the following proceeds in connection with the Offering (dollar amounts in thousands):

	W Shares	A Shares	I Shares	Total
Primary Offering
Shares	17,405,834	7,192,190	904,406	25,502,429
Proceeds	$305,348	$133,704	$16,184	$455,236
Distribution Reinvestment Plan
Shares	761,193	216,735	62,672	1,040,600
Proceeds	$13,638	$3,895	$1,132	$18,665
We have adopted a share redemption plan to provide limited liquidity whereby, on a daily basis, stockholders may request that we redeem all or any portion of their shares. The redemption price per share for each class on any business day is equal to our NAV per share for such class for that day, calculated by the independent fund accountant after the close of business on the redemption request day, without giving effect to any share purchases or redemptions to be effected on such day. Subject to limited exceptions, stockholders who redeem their shares of our common stock within the first 365 days from the date of purchase are subject to a short-term trading fee of 2% of the aggregate NAV per share of the shares of common stock received. In each calendar quarter, net redemptions are limited under our share redemption plan to 5% of our total NAV as of the end of the immediately preceding quarter, plus any unused percentage carried over to the next quarter, but the maximum carryover percentage may never exceed 15% in the aggregate, and net redemptions in any quarter may never exceed 10% of the prior quarter’s NAV. As of June 30, 2017, we received total redemption requests for, and redeemed approximately 3.2 million W Shares, 237,000 A Shares and 52,000 I Shares of our common stock for $56.0 million, $4.3 million and $950,000, respectively.
During the three months ended June 30, 2017, we redeemed shares as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 - April 30, 2017
W Shares	125,367	$18.05	125,367	(1)
A Shares	16,293	$17.88	16,293	(1)
I Shares	21,954	$18.22	21,954	(1)
May 1, 2017 - May 30, 2017
W Shares	104,671	$18.09	104,671	(1)
A Shares	7,175	$17.88	7,175	(1)
I Shares	—	$—	—	(1)
June 1, 2017 - June 30, 2017
W Shares	166,914	$18.13	166,914	(1)
A Shares	18,772	$17.92	18,772	(1)
I Shares	—	$—	—	(1)
Total	461,146		461,146
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
Date: August 10, 2017

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.4
Articles of Amendment to the Articles of Amendment and Restatement of Cole Real Estate Income Strategy (Daily NAV), Inc. dated August 2, 2017. (Incorporated by reference to the Company’s Post-effective Amendment No. 3 to Exhibit 3.4 to the Company’s Form S-11 (File No. 333-213271), filed on August 2, 2017).

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