Form 10-Q
period 2017-09-30
COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
filed 2017-11-14
CIK 1498542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 9, 2017, there were approximately 15.4 million shares of Wrap Class common stock, approximately 8.3 million shares of Advisor Class common stock and approximately 1.2 million shares of Institutional Class common stock, par value $0.01 each, of Cole Real Estate Income Strategy (Daily NAV), Inc. outstanding.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts) (Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Investment in real estate assets:
Land	$125,588	$86,858
Buildings and improvements	454,831	319,589
Intangible lease assets	87,978	52,965
Total real estate investments, at cost	668,397	459,412
Less: accumulated depreciation and amortization	(36,259)	(22,638)
Total real estate investments, net	632,138	436,774
Investment in marketable securities	5,387	5,563
Total real estate investments and marketable securities, net	637,525	442,337
Cash and cash equivalents	8,598	4,671
Restricted cash	501	600
Rents and tenant receivables, net	6,631	4,206
Prepaid expenses, derivative assets and other assets	951	684
Deferred costs, net	1,448	1,074
Total assets	$655,654	$453,572
LIABILITIES AND EQUITY
Notes payable and credit facility, net	$258,651	$159,143
Accrued expenses and accounts payable	3,378	2,798
Escrowed investor proceeds	—	75
Due to affiliates	18,798	14,786
Intangible lease liabilities, net	13,095	5,798
Distributions payable	1,903	1,444
Deferred rental income, derivative liabilities and other liabilities	2,100	1,442
Total liabilities	297,925	185,486
Commitments and contingencies
Redeemable common stock	43,183	32,076
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
W Shares common stock, $0.01 par value; 164,000,000 shares authorized, 15,242,210 and 12,461,616 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	153	125
A Shares common stock, $0.01 par value; 163,000,000 shares authorized, 7,743,545 and 4,449,352 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	78	45
I Shares common stock, $0.01 par value; 163,000,000 shares authorized, 916,940 and 788,270 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	9	8
Capital in excess of par value	352,643	259,817
Accumulated distributions in excess of earnings	(39,157)	(24,399)
Accumulated other comprehensive income (loss)	43	(372)
Total stockholders’ equity	313,769	235,224
Non-controlling interests	777	786
Total equity	$314,546	$236,010
Total liabilities, redeemable common stock, and equity	$655,654	$453,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Rental income	$11,822	$6,163	$31,188	$17,160
Tenant reimbursement income	1,391	697	3,118	1,936
Interest income on marketable securities	31	29	90	88
Total revenues	13,244	6,889	34,396	19,184
Operating expenses:
General and administrative	1,685	1,326	4,823	3,512
Property operating	561	239	1,244	683
Real estate tax	998	548	2,319	1,518
Advisory fees and expenses	1,128	725	3,063	1,911
Acquisition-related	333	705	1,629	1,748
Depreciation and amortization	5,174	2,390	13,259	6,674
Total operating expenses	9,879	5,933	26,337	16,046
Operating income	3,365	956	8,059	3,138
Other expense:
Interest expense and other, net	(3,289)	(1,326)	(7,536)	(3,805)
Net income (loss)	76	(370)	523	(667)
Net income allocated to noncontrolling interest	8	—	26	—
Net income (loss) attributable to the Company	$68	$(370)	$497	$(667)
Weighted average number of common shares outstanding:
Basic and diluted	23,045,184	14,200,887	20,854,620	12,342,600
Net income (loss) per common share:
Basic and diluted	$—	$(0.03)	$0.02	$(0.05)
Distributions declared per common share	$0.25	$0.25	$0.73	$0.73
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$76	$(370)	$523	$(667)
Other comprehensive income (loss)
Unrealized holding gain on marketable securities	14	10	66	184
Reclassification adjustment for (gain) loss included in income as other expense	(4)	3	(4)	(2)
Unrealized gain (loss) on interest rate swaps	116	244	(75)	(1,138)
Amount of loss reclassified from other comprehensive income into income as interest expense	166	131	428	405
Total other comprehensive income (loss)	292	388	415	(551)

Comprehensive income (loss)	368	18	938	(1,218)
Comprehensive income allocated to noncontrolling interest	8	—	26	—
Comprehensive income (loss) attributable to the Company	$360	$18	$912	$(1,218)
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands, except share amounts) (Unaudited)

	W Shares Common Stock		A Shares Common Stock		I Shares Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2017	12,461,616	$125	4,449,352	$45	788,270	$8	$259,817	$(24,399)	$(372)	$235,224	$786	$236,010
Issuance of common stock	4,045,992	40	3,480,749	35	126,160	1	140,145	—	—	140,221	—	140,221
Conversion of shares	(55,096)	—	—	—	54,673	—	—	—	—	—	—	—
Distributions to investors	—	—	—	—	—	—	—	(15,255)	—	(15,255)	—	(15,255)
Commissions, dealer manager and distribution fees	—	—	—	—	—	—	(9,034)	—	—	(9,034)	—	(9,034)
Other offering costs	—	—	—	—	—	—	(1,035)	—	—	(1,035)	—	(1,035)
Redemptions of common stock	(1,210,302)	(12)	(186,556)	(2)	(52,163)	—	(26,143)	—	—	(26,157)	—	(26,157)
Changes in redeemable common stock	—	—	—	—	—	—	(11,107)	—	—	(11,107)	—	(11,107)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(35)	(35)
Comprehensive income	—	—	—	—	—	—	—	497	415	912	26	938
Balance as of September 30, 2017	15,242,210	$153	7,743,545	$78	916,940	$9	$352,643	$(39,157)	$43	$313,769	$777	$314,546
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$523	$(667)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net	12,995	6,671
Straight-line rental income	(1,304)	(707)
Amortization of deferred financing costs	1,541	436
Amortization on marketable securities	10	12
Gain on sale of marketable securities	(4)	(2)
Ineffectiveness of interest rate swaps	(17)	—
Write-off of deferred financing costs	97	—
Bad debt expense	1	15
Changes in assets and liabilities:
Rents and tenant receivables	(1,122)	(256)
Prepaid expenses and other assets	(307)	(121)
Accounts payable and accrued expenses	544	182
Deferred rental income and other liabilities	658	316
Due to affiliates	(268)	196
Net cash provided by operating activities	13,347	6,075
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(201,054)	(85,684)
Investment in marketable securities	(1,173)	(861)
Proceeds from sale and maturities of marketable securities	1,405	603
Payment of property escrow deposits	(4,340)	(3,046)
Refund of property escrow deposits	4,750	1,811
Change in restricted cash	99	(688)
Net cash used in investing activities	(200,313)	(87,865)
Cash flows from financing activities:
Proceeds from issuance of common stock	132,874	109,738
Offering costs on issuance of common stock	(5,789)	(3,099)
Redemptions of common stock	(26,157)	(11,389)
Distributions to investors	(7,449)	(4,538)
Proceeds from credit facility and notes payable	289,065	16,275
Repayments of credit facility	(188,000)	(15,000)
Payment of loan deposits	(125)	—
Refund of loan deposits	125	—
Deferred financing costs paid	(3,541)	(223)
Change in escrowed investor proceeds liability	(75)	231
Distributions to noncontrolling interests	(35)	—
Net cash provided by financing activities	190,893	91,995
Net increase in cash and cash equivalents	3,927	10,205
Cash and cash equivalents, beginning of period	4,671	14,840
Cash and cash equivalents, end of period	$8,598	$25,045
Supplemental disclosures of non-cash investing and financing activities:
Change in accrued dealer manager fee, distribution fee, and other offering costs	$6,798	$5,655
Distributions to investors declared and unpaid	$1,903	$1,205
Common stock issued through distribution reinvestment plan	$7,347	$4,105
Change in fair value of marketable securities	$62	$182
Change in fair value of interest rate swaps	$353	$(733)
Accrued capital expenditures	$8	$109
Accrued deferred financing costs	$28	$—
Supplemental cash flow disclosures:
Interest paid	$5,436	$3,180
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited)
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
On December 6, 2011, pursuant to a registration statement filed on Form S-11 (Registration No. 333-169535) (the “Initial Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”), the Company commenced its initial public offering on a “best efforts” basis of $4.0 billion in shares of common stock. On August 26, 2013, pursuant to a registration statement filed on Form S-11 (Registration No. 333-186656) (the “Multi-Class Registration Statement”) under the Securities Act, the Company designated the existing shares of the Company’s common stock that were sold prior to such date to be Wrap Class shares (“W Shares”) of common stock and registered two new classes of the Company’s common stock, Advisor Class shares (“A Shares”) and Institutional Class shares (“I Shares”). Pursuant to a registration statement filed on Form S-11 (Registration No. 333-213271) on February 10, 2017 (the “Continuing Offering Registration Statement”), the Company is offering up to $4.0 billion in shares of common stock of the three classes (the “Offering”), consisting of $3.5 billion in shares in the Company’s primary offering (the “Primary Offering”) and $500.0 million in shares pursuant to a distribution reinvestment plan (the “DRIP”). The Company is offering to sell any combination of W Shares, A Shares and I Shares with a dollar value up to the maximum offering amount. As of September 30, 2017, the Company had issued approximately 28.0 million shares of common stock in the Offering for gross offering proceeds of $501.2 million before offering costs and selling commissions, and the current portion of dealer manager fees and distribution fees of $14.1 million.
The per share purchase price for each class of common stock varies from day-to-day and, on each business day, is equal to, for each class of common stock, the Company’s net asset value (“NAV”) for such class, divided by the number of shares of that class outstanding as of the close of business on such day, plus, for A Shares sold in the Primary Offering, applicable selling commissions. The Company’s NAV per share is calculated daily as of the close of business by an independent fund accountant using a process that reflects (1) estimated values of each of the Company’s commercial real estate assets, related liabilities and notes receivable secured by real estate provided periodically by the Company’s independent valuation expert in individual appraisal reports, (2) daily updates in the price of liquid assets for which third party market quotes are available, (3) accruals of daily distributions, and (4) estimates of daily accruals, on a net basis, of operating revenues, expenses, debt service costs and fees. As of September 30, 2017, the NAV per share for W Shares, A Shares and I Shares was $18.13, $17.92 and $18.30, respectively. The Company’s NAV is not audited or reviewed by its independent registered public accounting firm.
The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio primarily consisting of (1) necessity retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States, (2) notes receivable and other investments secured by commercial real estate, including the origination of loans, and (3) U.S. government securities, agency securities, corporate debt and other investments for which there is reasonable liquidity. As of September 30, 2017, the Company owned 135 commercial properties, which includes properties owned through a consolidated joint venture arrangement (the “Consolidated Joint Venture”), located in 36 states, containing 4.1 million rentable square feet of commercial space, including the square feet of buildings which are on land subject to ground leases. As of September 30, 2017, the rentable square feet at these properties was 99.3% leased, including month-to-month agreements, if any.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying condensed consolidated financial statements.
Principles of Consolidation and Basis of Presentation
The condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission regarding interim financial reporting, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2016, and related notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The condensed consolidated financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and the Consolidated Joint Venture in which the Company has a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation.
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
As of September 30, 2017, the Company determined that it had a controlling interest in the Consolidated Joint Venture and therefore met the GAAP requirements for consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

Real Estate Investments
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the costs of acquisition, including certain acquisition-related expenses, construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate assets and leasing costs. All repairs and maintenance costs are expensed as incurred. In April 2017, the Company early adopted Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company’s acquisitions qualify as asset acquisitions, and as such, certain acquisition-related expenses related to these asset acquisitions are capitalized. Prior to the adoption of ASU 2017-01, all acquisition-related expenses were expensed as incurred, and all of the Company’s acquisitions were accounted for as business combinations.
The Company considers the period of future benefit of each respective asset to determine the appropriate useful life. The estimated useful lives of the Company’s real estate assets by class are generally as follows:

Buildings	40 years
Site improvements	15 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the nine months ended September 30, 2017 or 2016.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of September 30, 2017 or December 31, 2016.
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

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

Investment in Marketable Securities
Investment in marketable securities consists primarily of the Company’s investment in corporate and government debt securities. The Company determines the appropriate classification for debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of September 30, 2017, the Company classified its investments as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in other comprehensive income (loss).
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
The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method and is recorded in the accompanying condensed consolidated statements of operations in interest and other expense, net. Upon the sale of a security, the realized net gain or loss is computed on the specific identification method.
Noncontrolling Interest in Consolidated Joint Venture
On December 16, 2016, the Company completed the formation of the Consolidated Joint Venture. The Company determined it had a controlling interest in the Consolidated Joint Venture and, therefore, met the GAAP requirements for consolidation. The Company recorded net income of $26,000 and paid distributions of $35,000 related to the noncontrolling interest during the nine months ended September 30, 2017. The Company recorded the noncontrolling interest of $777,000 and $786,000 as of September 30, 2017 and December 31, 2016, on the condensed consolidated balance sheets.
Restricted Cash
The Company had $501,000 and $600,000 in restricted cash as of September 30, 2017 and December 31, 2016, respectively. Included in restricted cash as of September 30, 2017 and December 31, 2016 was $500,000 held by a lender in an escrow account for a certain property in accordance with the associated loan agreement. Additionally, as part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which funds in excess of the required minimum balance are disbursed on a weekly basis to the Company. As of September 30, 2017 and December 31, 2016, the Company had $1,000 and $25,000, respectively, held in a lockbox account. In addition, restricted cash included $75,000 of escrowed investor proceeds for which shares of common stock had not been issued as of December 31, 2016. There were no such proceeds as of September 30, 2017.
Dealer Manager and Distribution Fees
The Company pays CCC dealer manager and distribution fees, which are calculated on a daily basis in the amount of 1/365th of the amount indicated in the table below for each class of common stock:

	Dealer Manager Fee	Distribution Fee
W Shares	0.55%	—
A Shares	0.55%	0.50%
I Shares	0.25%	—
The dealer manager and distribution fees are paid monthly in arrears. An estimated liability for future dealer manager and distribution fees payable to CCC is recognized at the time each share is sold and included in due to affiliates in the condensed consolidated balance sheets with a corresponding decrease to capital in excess of par value. The Company recognized a liability for future dealer manager and distribution fees payable to CCC of $17.3 million and $12.5 million, as of September 30, 2017 and December 31, 2016, respectively.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

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
The Company continually reviews receivables related to rent, including any straight-line rent, and current and future operating expense reimbursements from tenants and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is uncertain, the Company will record an increase in the allowance for uncollectible accounts. As of September 30, 2017 and December 31, 2016, the Company had an allowance for uncollectible accounts of $1,000 and $2,000, respectively.
Earnings (Loss) and Distributions Per Share
The Company has three classes of common stock with nonforfeitable dividend rights that are determined based on a different NAV for each class. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which results in the same earnings per share when rounded to one cent for each of the classes. Under the two-class method, earnings per class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. Diluted income per share, when applicable, considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the three and nine months ended September 30, 2017 or 2016. Distributions per share is calculated based on the authorized daily distribution rate.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on the Company’s accounting and reporting. Except as otherwise stated below, the Company is currently evaluating the effect that certain of these new accounting requirements may have on the Company’s accounting and related reporting and disclosures in the Company’s condensed consolidated financial statements:
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition, Accounting Standards Codification (“ASC”) (Topic 605) and will require an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public business entities, the guidance should be applied to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company plans to use the modified retrospective approach to adopt ASU 2014-09. In accordance with the Company’s plan for the adoption of ASU 2014-09, the Company’s implementation team has identified the Company’s revenue streams, performed an in-depth review of the Company’s revenue contracts and identified the related performance obligations, and is evaluating the impact on the Company’s consolidated financial statements and internal accounting processes and controls. Once ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which, as discussed below, sets forth principles for the recognition, measurement, presentation and disclosure of leases, goes into effect, ASU 2014-09 may apply to non-lease components in the lease agreements.
In February 2016, the FASB issued ASU 2016-02, which will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than 12 months, with the result being the recognition of a right of use asset and a lease liability and the disclosure of key information about the entity’s leasing arrangements. The lessor accounting model under ASU 2016-02 is similar to current guidance; however it limits the capitalization of initial direct leasing costs, such as internally generated costs. ASU 2016-02 retains a distinction between finance leases (i.e., capital leases under current GAAP) and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current GAAP. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. A modified retrospective approach is required for existing leases that have not expired upon adoption and provides for certain practical expedients. The Company’s implementation team

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

has developed an inventory of all leases and is identifying any non-lease components in the lease agreements and is evaluating the impact to the Company and its consolidated financial statements. Upon the adoption of ASU 2016-02, the Company will record certain expenses paid directly by a tenant that protect the Company’s interests in its properties, such as insurance and real estate taxes, and the related operating expense reimbursement revenue, with no impact on net income. Based upon a preliminary analysis, the Company does not expect the accounting for leases pursuant to which the Company is the lessor to materially change as a result of the adoption of ASU 2016-02.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 is intended to improve financial reporting requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current GAAP. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to address diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, and requires retrospective adoption unless it is impracticable to apply, in which case it is to be applied prospectively as of the earliest date practicable. The Company plans to adopt ASU 2016-15 during the fourth quarter of fiscal year 2017 and has determined that this standard is relevant to its presentation of debt prepayment and debt extinguishment costs and contingent consideration payments made after a business combination.
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
In February 2017, the FASB issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), which clarifies the following: (1) nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty; (2) an entity should allocate consideration to each distinct asset by applying the guidance in Topic 606 on allocating the transaction price to performance obligations; and (3) entities are required to derecognize a distinct nonfinancial asset or distinct in substance nonfinancial asset in a partial sale transaction when it (a) does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset in accordance with Subtopic 810 and (b) transfers control of the asset in accordance with Topic 606. The adoption of this standard may result in higher gains on the sale of partial real estate interests, including contributions of nonfinancial assets to a joint venture or other noncontrolling investee, due to recognizing the full gain when the derecognition criteria are met and recording the retained noncontrolling interest at its fair value. ASU 2017-05 is effective for annual periods, and interim periods therein, beginning after December 15, 2017. Early adoption is permitted.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The targeted amendments in this ASU help simplify certain aspects of hedge accounting and result in a more accurate portrayal of the economics of an entity’s risk management activities in its financial statements. This ASU applies to the Company’s interest rate swaps designated as cash flow hedges. Upon adoption of this ASU, all changes in the fair value of highly effective cash flow hedges will be recorded in accumulated other comprehensive income rather than recognized directly in earnings. Under current U.S. GAAP, the ineffective portion of the change in fair value of cash flow hedges is recognized directly in earnings. This eliminates the requirement to separately measure and disclose ineffectiveness for qualifying cash flow hedges. ASU 2017-12 is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The ASU is required to be adopted using a modified retrospective approach with early adoption permitted. The Company plans to adopt ASU 2017-12 during the first quarter of fiscal year 2018 and does not expect that it will have a material impact on its consolidated financial statements.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Notes payable and line of credit — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of September 30, 2017, the estimated fair value of the Company’s debt was $261.5 million, compared to the carrying value of $262.2 million. The estimated fair value and the carrying value of the Company’s debt was $161.2 million as of December 31, 2016.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2017 and December 31, 2016, the Company has assessed the overall significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of September 30, 2017 and December 31, 2016, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2017	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Interest rate swaps	$398	$—	$398	$—
Marketable securities	5,387	5,387	—	—
Total financial assets	$5,785	$5,387	$398	$—
Financial liabilities:
Interest rate swaps	$(371)	$—	$(371)	$—

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Interest rate swaps	$28	$—	$28	$—
Marketable securities	5,563	5,563	—	—
Total financial assets	$5,591	$5,563	$28	$—
Financial liabilities:
Interest rate swaps	$(371)	$—	$(371)	$—
NOTE 4 — REAL ESTATE INVESTMENTS
2017 Property Acquisitions
During the nine months ended September 30, 2017, the Company acquired a 100% interest in 27 commercial properties, of which 15 were determined to be asset acquisitions and 12 were acquired prior to the adoption of ASU 2017-01 in April 2017 and thus were accounted for as business combinations for an aggregate purchase price of $200.6 million (the “2017 Acquisitions”). The Company funded the 2017 Acquisitions with net proceeds from the Offering and available borrowings.
The following table summarizes the consideration transferred for the properties purchased during the nine months ended September 30, 2017 (in thousands):

2017 Acquisitions
Investments in real estate:
Purchase price of asset acquisitions	$148,145
Purchase price of business combinations	52,457
Total purchase price of real estate investments acquired (1)	$200,602
______________________

(1)
The weighted average amortization period for the 2017 Acquisitions is 11.8 years for acquired in-place leases and other intangibles, 15.7 years for acquired above-market leases and 11.3 years for acquired intangible lease liabilities.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

During the nine months ended September 30, 2017, the Company acquired a 100% interest in 15 commercial properties for an aggregate purchase price of $148.1 million (the “2017 Asset Acquisitions”), which includes $1.2 million of external acquisition-related expenses that were capitalized in accordance with ASU 2017-01. Prior to the adoption of ASU 2017-01, costs related to property acquisitions were expensed as incurred. The following table summarizes the purchase price allocation for the 2017 Asset Acquisitions purchased during the nine months ended September 30, 2017 (in thousands):

2017 Asset Acquisitions
Land	$24,499
Building and improvements	112,520
Acquired in-place leases and other intangibles	16,350
Acquired above-market leases	1,522
Intangible lease liabilities	(6,746)
Total purchase price	$148,145
During the nine months ended September 30, 2017, the Company acquired a 100% interest in 12 commercial properties for an aggregate purchase price of $52.5 million which were accounted for as business combinations (the “2017 Business Combination Acquisitions”). The purchase price allocation for each of the Company’s 2017 Business Combination Acquisitions is preliminary and subject to change as it finalizes the allocation, which the Company expects will be prior to the end of the current fiscal year. The Company preliminarily allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the preliminary purchase price allocation for the 2017 Business Combination Acquisitions purchased during the nine months ended September 30, 2017 (in thousands):

2017 Business Combination Acquisitions
Land	$14,232
Building and improvements	22,292
Acquired in-place leases and other intangibles	15,911
Acquired above-market leases	1,423
Intangible lease liabilities	(1,401)
Total purchase price	$52,457
The Company recorded revenue of $892,000 and $2.5 million, respectively, and net income of $254,000 and $383,000, respectively, for the three and nine months ended September 30, 2017, related to the 2017 Business Combination Acquisitions. In addition, the Company recorded $426,000 of acquisition-related expenses for the nine months ended September 30, 2017, which is included in acquisition-related expenses on the condensed consolidated statements of operations.
The following table summarizes selected financial information of the Company as if all of the 2017 Business Combination Acquisitions were completed on January 1, 2016 for each period presented below. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the three and nine months ended September 30, 2017 and 2016, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Pro forma basis:
Revenue	$13,244	$7,779	$34,613	$21,854
Net income (loss)	$66	$(397)	$873	$(1,175)
The unaudited pro forma information for the nine months ended September 30, 2017 was adjusted to exclude $426,000 of acquisition-related expenses recorded during such periods related to the 2017 Business Combination Acquisitions. Accordingly, these expenses were instead recognized in the pro forma information for the nine months ended September 30, 2016. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2016, nor does it purport to represent the results of future operations.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

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
The following table summarizes the purchase price allocation for the 2016 Acquisitions (in thousands):

2016 Acquisitions
Land	$12,862
Building and improvements	65,333
Acquired in-place leases and other intangibles (1)	6,965
Acquired above-market leases (2)	973
Intangible lease liabilities (3)	(469)
Total purchase price	$85,664
______________________
(1) The weighted average amortization period for acquired in-place leases and other intangibles was 13.9 years for the 2016 Acquisitions.
(2) The weighted average amortization period for acquired above-market leases was 13.9 years for the 2016 Acquisitions.
(3) The weighted average amortization period for acquired intangible lease liabilities was 14.2 years for the 2016 Acquisitions.
The Company recorded revenue of $1.1 million and $1.8 million, respectively, and net income of $459,000 and $518,000, respectively, for the three and nine months ended September 30, 2016, related to the 2016 Acquisitions. In addition, the Company recorded $205,000 and $535,000 of acquisition-related expenses for the three and nine months ended September 30, 2016, respectively, which is included in acquisition-related expenses on the condensed consolidated statements of operations.
The following information summarizes selected financial information of the Company as if all of the 2016 Acquisitions were completed on January 1, 2015 for each period presented below. The table below presents the Company’s estimated revenue and net (loss) income, on a pro forma basis, for the three and nine months ended September 30, 2016 and 2015, respectively (in thousands):

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
Consolidated Joint Venture
As of September 30, 2017, the Company had an interest in a Consolidated Joint Venture that owns and manages two properties, with total assets of $7.8 million, which included $7.7 million of real estate assets, net of accumulated depreciation and amortization of $181,000, and total liabilities of $209,000. The Consolidated Joint Venture does not have any debt outstanding as of September 30, 2017. The Company has the ability to control operating and financial policies of the Consolidated Joint Venture. There are restrictions on the use of these assets as the Company would generally be required to obtain the approval of the partner (the “Consolidated Joint Venture Partner”) in accordance with the joint venture agreement for any major transactions. The Company and the Consolidated Joint Venture Partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

NOTE 5 — INTANGIBLE LEASE ASSETS
Intangible lease assets of the Company consisted of the following as of September 30, 2017 and December 31, 2016 (in thousands, except weighted average life):

	September 30, 2017	December 31, 2016
In-place leases and other intangibles, net of accumulated amortization of $11,451 and $6,942, respectively (with a weighted average life remaining of 10.5 and 12.0 years, respectively)
	$66,965	$39,353
Acquired above-market leases, net of accumulated amortization of $1,434 and $927, respectively
(with a weighted average life remaining of 12.5 and 12.3 years, respectively)	8,128	5,743
	$75,093	$45,096
Amortization of the above-market leases is recorded as a reduction to rental revenue, and amortization expense for the in-place leases and other intangibles is included in depreciation and amortization in the accompanying condensed consolidated statements of operations. The following table summarizes the amortization expense related to the intangible lease assets for the three and nine months ended September 30, 2017 and September 30, 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
In-place lease and other intangible amortization	$1,892	$740	$4,680	$2,109
Above-market lease amortization	$222	$110	$559	$289
As of September 30, 2017, the estimated amortization expense relating to the intangible lease assets for each of the five succeeding fiscal years is as follows (in thousands):

	Amortization Expense
	In-Place Leases and Other Intangibles	Above-Market Leases
Remainder of 2017	$1,574	$183
2018	$7,038	$759
2019	$6,978	$746
2020	$6,775	$740
2021	$6,595	$740
NOTE 6 — MARKETABLE SECURITIES
The Company owned marketable securities with an estimated fair value of $5.4 million and $5.6 million as of September 30, 2017 and December 31, 2016, respectively. The following is a summary of the Company’s available-for-sale securities as of September 30, 2017 (in thousands):

	Available-for-sale securities
	Amortized Cost Basis	Unrealized (Loss) Gain	Fair Value
U.S. Treasury Bonds	$1,842	$(8)	$1,834
U.S. Agency Bonds	547	—	547
Corporate Bonds	2,965	41	3,006
Total available-for-sale securities	$5,354	$33	$5,387

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

The following table provides the activity for the marketable securities during the nine months ended September 30, 2017 (in thousands):

	Amortized Cost Basis	Unrealized (Loss) Gain	Fair Value
Marketable securities as of January 1, 2017	$5,592	$(29)	$5,563
Face value of marketable securities acquired	1,156	—	1,156
Premiums and discounts on purchase of marketable securities, net of acquisition costs	17	—	17
Amortization on marketable securities	(10)	—	(10)
Sales and maturities of securities	(1,401)	(4)	(1,405)
Unrealized gain on marketable securities	—	66	66
Marketable securities as of September 30, 2017	$5,354	$33	$5,387
During the nine months ended September 30, 2017, the Company sold 56 marketable securities for aggregate proceeds of $1.4 million. Unrealized gains (losses) on marketable securities are recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified into other expense, net on the accompanying condensed consolidated statements of operations as securities are sold and gains (losses) are recognized. In addition, the Company recorded an unrealized gain of $66,000 on its investments, which is included in accumulated other comprehensive (loss) income on the accompanying condensed consolidated statement of changes in equity for the nine months ended September 30, 2017 and the condensed consolidated balance sheet as of September 30, 2017.
The scheduled maturities of the Company’s marketable securities as of September 30, 2017 are as follows (in thousands):

	Available-for-sale securities
	Amortized Cost	Estimated Fair Value
Due within one year	$730	$730
Due after one year through five years	2,328	2,339
Due after five years through ten years	2,216	2,238
Due after ten years	80	80
Total	$5,354	$5,387
Actual maturities of marketable securities can differ from contractual maturities because borrowers on certain debt securities may have the right to prepay their respective debt obligations at any time. In addition, factors such as prepayments and interest rates may affect the yields on such securities.
In estimating other-than-temporary impairment losses, management considers a variety of factors, including (1) whether the Company has the intent to sell the impaired security, (2) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, and (3) whether the Company expects to recover the entire amortized cost basis of the security. The Company believes that none of the unrealized losses on investment securities are other-than-temporary as management expects the Company will fully recover the entire amortized cost basis of all securities. As of September 30, 2017, the Company had no other-than-temporary impairment losses.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

NOTE 7 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the nine months ended September 30, 2017, the Company entered into five interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of September 30, 2017 and December 31, 2016 (dollar amounts in thousands):

		Outstanding Notional Amount as of	Interest	Effective	Maturity	Fair Value of Assets and (Liabilities) as of
	Balance Sheet Location	September 30, 2017	Rate (1)	Date	Date	September 30, 2017	December 31, 2016
Interest Rate Swaps	Prepaid expenses, derivative assets and other assets	$137,540	3.23% to 4.04%	6/30/2015 to 9/29/2017	9/12/2019 to 7/1/2022	$398	$28
Interest Rate Swaps	Deferred rental income, derivative liabilities and other liabilities	$53,165	3.56% to 4.17%	12/16/2016 to 7/26/2017	1/1/2022 to 8/1/2022	$(371)	$(371)
______________________
(1) The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of September 30, 2017.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the effective portion of the derivative instruments that are designated as hedges is recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three and nine months ended September 30, 2017, the amounts reclassified were $166,000 and $428,000, respectively. The amounts reclassified for the three and nine months ended September 30, 2016, were $131,000 and $405,000, respectively. During the next 12 months, the Company estimates that an additional $588,000 will be reclassified from other comprehensive income (loss) as an increase to interest expense.
Any ineffective portion of the change in fair value of the derivative instruments is recorded in interest expense. During the nine months ended September 30, 2017, $17,000 of the change in the fair value of the interest rate swaps was considered ineffective. There were no portions of the change in the fair value of the interest rate swaps that were considered ineffective during the three months ended September 30, 2017 and 2016 and the nine months ended September 30, 2016.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations, under the agreements at an aggregate termination value, inclusive of interest payments, of $417,000, which includes accrued interest, at September 30, 2017. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of September 30, 2017.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

NOTE 8 — NOTES PAYABLE AND CREDIT FACILITY
As of September 30, 2017, the Company had $258.7 million of debt outstanding, including net deferred financing costs, with weighted average years to maturity of 4.8 years and a weighted average interest rate of 3.65%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date. The following table summarizes the debt balances as of September 30, 2017 and December 31, 2016, and the debt activity for the nine months ended September 30, 2017 (in thousands):

		During the Nine Months Ended September 30, 2017
	Balance as of December 31, 2016	Debt Issuance, Net (1)	Repayments and Modifications		Accretion and (Amortization)	Balance as of September 30, 2017
Credit facility	$64,000	$236,500	$(188,000)		$—	$112,500
Fixed rate debt	97,169	52,565	—		—	149,734
Total debt	161,169	289,065	(188,000)		—	262,234
Deferred costs (2)	(2,026)	(1,463)	97	(3)	(191)	(3,583)
Total debt, net	$159,143	$287,602	$(187,903)		$(191)	$258,651
______________________
(1) Includes deferred financing costs incurred during the period.
(2) Deferred costs relate to mortgage notes payable and the term portion of the credit facility.
(3) Represents deferred financing costs of the term portion of the credit facility written off during the period resulting from the Second Amended and Restated Credit Agreement, as defined below.
As of September 30, 2017, the Company had fixed rate debt outstanding of $149.7 million, including $78.2 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.37% to 4.17% per annum and as of September 30, 2017, the fixed rate debt had a weighted average interest rate of 3.87%. The fixed rate debt outstanding matures on various dates from December 2020 to February 2025. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $266.1 million as of September 30, 2017. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
During the three months ended September 30, 2017, the Company entered into a second amended and restated credit agreement (the “Second Amended Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent (“JPMorgan Chase”), that provides for borrowings up to $425.0 million, which is comprised of up to $212.5 million in unsecured revolving loans (the “Revolving Loans”) and up to $212.5 million in unsecured term loans (the “Term Loans”) (collectively, with the Revolving Loans the “Credit Facility”). The Term Loans mature on September 6, 2022 and the Revolving Loans mature on September 6, 2021; however, the Company may elect to extend the maturity date for the Revolving Loans for up to two six-month periods, but no later than September 6, 2022, subject to satisfying certain conditions contained in the Second Amended Credit Agreement.
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”) multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.70% to 2.20% for Revolving Loans and 1.60% to 2.10% for Term Loans; or (ii) a base rate ranging from 0.70% to 1.20% for Revolving Loans and 0.60% to 1.10% for Term Loans, plus the greater of: (a) JPMorgan Chase’s Prime Rate (as defined in the Second Amended Credit Agreement); (b) the Federal Funds Effective Rate (as defined in the Second Amended Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.0%. As of September 30, 2017, no amounts were outstanding under the Revolving Loans. As of September 30, 2017, the Term Loans outstanding totaled $112.5 million, which is subject to interest rate swap agreements (the “Swapped Term Loans”). The interest rate swap agreements have the effect of fixing the Eurodollar Rate per annum of the Swapped Term Loans. As of September 30, 2017, the weighted average all-in rate for the Swapped Term Loans was 3.35%. The Company had $312.5 million in unused capacity, subject to borrowing availability.
The Second Amended Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Second Amended Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $367.1 million plus (ii) 75% of the equity issued (iii)

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

minus the aggregate amount of any redemptions or similar transaction from the date of the Second Amended Credit Agreement, a leverage ratio less than or equal to 60%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75, a secured debt ratio equal to or less than 40%, and the amount of secured debt that is recourse debt at no greater than 15% of total asset value. As of September 30, 2017, the Company believes it was in compliance with the financial covenants of the Amended Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to September 30, 2017 (in thousands):

Principal Repayments
Remainder of 2017	$—
2018	—
2019	—
2020	9,240
2021	31,717
Thereafter	221,277
Total	$262,234
NOTE 9 — INTANGIBLE LEASE LIABILITIES
Intangible lease liabilities of the Company consisted of the following as of September 30, 2017 and December 31, 2016
(in thousands, except weighted average life):

	September 30, 2017	December 31, 2016
Acquired below-market liabilities, net of accumulated amortization of $1,724 and $929, respectively (with a weighted average life remaining of 11.4 and 11.9 years, respectively)
	$13,095	$5,798
Amortization of below-market leases is recorded as an increase to rental revenue in the accompanying condensed consolidated statements of operations. The following table summarizes the amortization of below-market leases related to the intangible lease liabilities for the three and nine months ended September 30, 2017 and September 30, 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Amortization of below-market leases	$345	$108	$849	$318
As of September 30, 2017, the estimated amortization of the intangible lease liabilities for each of the five succeeding fiscal years is as follows (in thousands):

Amortization of
Below-Market Leases
Remainder of 2017	$297
2018	$1,403
2019	$1,391
2020	$1,365
2021	$1,123

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

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

Other organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, the distribution fee and the dealer manager fee) are paid for by Cole Advisors or its affiliates and can be reimbursed by the Company up to 0.75% of the aggregate gross offering proceeds, excluding selling commissions charged on A Shares sold in the Primary Offering. As of September 30, 2017, Cole Advisors or its affiliates had paid organization and offering expenses in excess of the 0.75% in connection with the Offering. These excess amounts were not included in the financial statements of the Company because such amounts were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess amounts may become payable to Cole Advisors.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

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
The total return to stockholders is defined, for each class of the Company’s common stock, as the change in NAV per share plus distributions per share for such class. The NAV per share for a class calculated on the last trading day of a calendar year shall be the amount against which changes in NAV per share for such class are measured during the subsequent calendar year. Therefore, for each class of the Company’s common stock, payment of the performance-based component of the advisory fee (1) is contingent upon the Company’s actual annual total return exceeding the 6% Return and the Ending NAV per share for the respective share class being greater than the Base NAV of that class, (2) will vary in amount based on the Company’s actual performance, (3) cannot cause the Company’s total return as a percentage of stockholders’ invested capital for the year to be reduced below 6% and (4) is payable to Cole Advisors if the Company’s total return exceeds the 6% Return in a particular calendar year, even if the total return to stockholders (or any particular stockholder) on a cumulative basis over any longer or shorter period has been less than 6% per annum. Cole Advisors will not be obligated to return any portion of advisory fees paid based on the Company’s subsequent performance. The Company did not reach the 6% Return during the nine months ended September 30, 2017.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by Cole Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Offering:	2017	2016	2017	2016
Selling commissions	$759	$666	$2,236	$1,470
Distribution fee (1)	$163	$67	$402	$155
Dealer manager fees (1)	$565	$349	$1,514	$901
Organization and offering expense reimbursement	$353	$330	$1,035	$843
Acquisition expense reimbursement	$316	$430	$1,161	$1,087
Advisory fee	$1,128	$725	$3,063	$1,911
Operating expense reimbursement	$647	$478	$2,226	$1,227
Performance fee	$—	$—	$—	$—
______________________
(1) Amounts are calculated for the respective period in accordance with the dealer manager agreement and exclude the estimated liability for the future dealer manager and distribution fees payable to CCC, which are included in due to affiliates in the condensed consolidated balance sheets, with a corresponding decrease to capital in excess of par value, as described in Note 2 — Summary of Significant Accounting Policies.
Due to Affiliates
As of September 30, 2017 and December 31, 2016, $18.8 million and $14.8 million, respectively, was due to Cole Advisors or its affiliates primarily related to the estimated liability for current and future dealer manager and distribution fees, advisory fees, the reimbursement of organization and offering expenses, and acquisition expenses, which were included in amounts due to affiliates on the condensed consolidated balance sheets.
NOTE 12 — ECONOMIC DEPENDENCY
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
NOTE 13 — OPERATING LEASES
The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2017, the leases had a weighted-average remaining term of 10.5 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. As of September 30, 2017, the future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Future Minimum Rental Income
Remainder of 2017	$11,418
2018	45,825
2019	45,992
2020	45,877
2021	45,788
Thereafter	309,873
Total	$504,773

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

NOTE 14 — SUBSEQUENT EVENTS
The following events occurred subsequent to September 30, 2017.
Sale of Cole Capital
On November 13, 2017 the parent of the Company’s sponsor entered into a purchase and sale agreement to sell its ownership interest in the Company’s sponsor. The completion of this sale is subject to the receipt of regulatory approvals and other customary closing conditions and is expected to occur at the end of the fourth quarter of 2017 or during the first quarter of 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I — Financial Information” of this Quarterly Report on Form 10-Q, including the notes to the condensed consolidated financial statements contained therein. The terms “we,” “us,” “our” and the “Company” refer to Cole Real Estate Income Strategy (Daily NAV), Inc.
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
The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.

•	We are subject to risks associated with tenant, geographic and industry concentrations with respect to our properties.

•	Our properties, intangible assets and other assets may be subject to impairment charges.

•	We could be subject to unexpected costs or unexpected liabilities that may arise from potential dispositions of properties.

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
Overview
We were formed on July 27, 2010 to acquire and operate a diversified portfolio of (1) necessity retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States, (2) notes receivable and other investments secured by commercial real estate, including the origination of loans, and (3) U.S. government securities, agency securities, corporate debt and other investments for which there is reasonable liquidity. We commenced our principal operations on December 7, 2011, when we issued the initial $10.0 million in shares of our common stock in the Offering and acquired our first real estate property. We have no paid employees and are externally advised and managed by Cole Advisors.
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
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, and interest expense on our property indebtedness and acquisition and operating expenses. Rental and other property income accounted for 89% of our total revenue for the three months ended September 30, 2017 and 2016, respectively, and 91% and 89% for the nine months ended September 30, 2017 and 2016, respectively. As 99.3% of our rentable square feet was under lease as of September 30, 2017 with a weighted average remaining lease term of 10.5 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Cole Advisors regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease.

Operating Highlights and Key Performance Indicators
2017 Activity

•	Acquired 27 commercial properties for an aggregate purchase price of $200.6 million.

•
Issued approximately 7.7 million shares of common stock in the Offering for gross offering proceeds of $140.2 million before organization and offering costs, selling commissions, and the current portion of dealer manager fees and distribution fees of $5.2 million.

•	Total debt increased by $101.0 million, from $161.2 million to $262.2 million.
Portfolio Information
As of September 30, 2017, we owned 135 properties located in 36 states, comprising 4.1 million rentable square feet, which includes the rentable square feet of buildings on land subject to ground leases. As of September 30, 2017, no single tenant accounted for greater than 10% of our 2017 annualized rental income. As of September 30, 2017, we had certain geographic concentrations in our property holdings. In particular, as of September 30, 2017, 15 of our properties were located in Ohio and six of our properties were located in Illinois, accounting for 11% and 10%, respectively, of our 2017 annualized rental income. In addition, we had tenants in the discount store industry, which accounted for 13% of our 2017 annualized rental income. Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our real estate assets as of September 30, 2017, and 2016:

	As of September 30,
	2017	2016
Number of properties	135	96
Rentable square feet (in thousands) (1)	4,061	2,644
Percentage of rentable square feet leased	99.3%	99.2%
Percentage of investment-grade tenants (2)	43.8%	46.6%
______________________
(1) Includes square feet of the buildings on land that are subject to ground leases.
(2) Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”) or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. (“Moody’s”). The ratings may reflect those assigned by Standard & Poor’s or Moody’s to the lease guarantor or the parent company, as applicable.
The following table summarizes our consolidated real estate investment activity during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Properties acquired	2	6	27	19
Purchase price of acquired properties (in thousands)	$33,534	$44,033	$200,602	$85,664
Rentable square feet of acquired properties (in thousands) (1)	169	390	921	718
______________________
(1) Includes square feet of the buildings on land that are subject to ground leases.

Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table provides summary information about our results of operations for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		2017 vs 2016 Increase (Decrease)	Nine Months Ended September 30,		2017 vs 2016 Increase (Decrease)
	2017	2016		2017	2016
Total revenues	$13,244	$6,889	$6,355	$34,396	$19,184	$15,212
General and administrative expenses	$1,685	$1,326	$359	$4,823	$3,512	$1,311
Property operating expenses	$561	$239	$322	$1,244	$683	$561
Real estate tax expenses	$998	$548	$450	$2,319	$1,518	$801
Advisory fees and expenses	$1,128	$725	$403	$3,063	$1,911	$1,152
Acquisition-related expenses	$333	$705	$(372)	$1,629	$1,748	$(119)
Depreciation and amortization	$5,174	$2,390	$2,784	$13,259	$6,674	$6,585
Operating income	$3,365	$956	$2,409	$8,059	$3,138	$4,921
Interest expense and other, net	$3,289	$1,326	$1,963	$7,536	$3,805	$3,731
Net income (loss) attributable to the Company	$68	$(370)	$438	$497	$(667)	$1,164
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
The increase in revenue of $6.4 million and $15.2 million during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016, was primarily due to the acquisition of 39 rental income-producing properties subsequent to September 30, 2016. Rental and other property income from net leased commercial properties accounted for 89% of our total revenues for the three months ended September 30, 2017 and 2016, respectively, and 91% and 89% of our total revenues for the nine months ended September 30, 2017 and 2016, respectively. We also incurred certain operating expenses subject to reimbursement by our tenants, which resulted in $1.4 million and $3.1 million in tenant reimbursement income during the three and nine months ended September 30, 2017, respectively, compared to $697,000 and $1.9 million during the same periods in 2016.
General and Administrative Expenses
The primary general and administrative expense items are advisory reimbursements, accounting and legal fees, professional fees, escrow and trustee fees, unused fees on the Credit Facility and state franchise and income taxes.
The increase in general and administrative expenses of $359,000 and $1.3 million during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016 was primarily due to an increase in operating expense reimbursements to our advisor during the three and nine months ended September 30, 2017, primarily as a result of the acquisition of 39 additional rental income-producing properties subsequent to September 30, 2016.
Property Operating Expenses
Property operating expenses such as property repairs, maintenance and property-related insurance include both reimbursable and non-reimbursable property expenses. We are reimbursed by tenants for reimbursable property operating expenses in accordance with the respective lease agreements.
The increase in property operating expenses of $322,000 and $561,000 during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016, was primarily due to the acquisition of 39 additional rental income-producing properties subsequent to September 30, 2016, as well as recognizing a full period of property operating expenses on six and 19 properties acquired during the three and nine months ended September 30, 2016, respectively.

Real Estate Tax Expenses
The increase in real estate tax expenses of $450,000 and $801,000 during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016, was primarily due to real estate taxes incurred on 39 additional properties acquired subsequent to September 30, 2016, as well as recognizing a full period of real estate taxes on six and 19 properties acquired during the three and nine months ended September 30, 2016, respectively.
Advisory Fees and Expenses
The advisory fees and expenses that we pay to our advisor are based upon our NAV.
The increase in advisory fees and expenses of $403,000 and $1.2 million during the three and nine months ended September 30, 2017, as compared to the same periods in 2016, was primarily due to an increase in the total NAV for all share classes, which increased $151.2 million subsequent to September 30, 2016.
Acquisition-Related Expenses
In April 2017, we early adopted ASU 2017-01, which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. As of April 2017, our acquisitions qualify as asset acquisitions, and as such, certain acquisition costs related to these asset acquisitions are capitalized. Prior to the adoption of ASU 2017-01 in April 2017, costs related to property acquisitions were expensed as incurred.
The decrease in acquisition-related expenses of $372,000 during the three months ended September 30, 2017, as compared to the same period in 2016, was primarily due to the early adoption of ASU No. 2017-01, and as such certain acquisition costs related to asset acquisitions were capitalized during the three months ended September 30, 2017. During the three months ended September 30, 2016, acquisition-related costs related to future property acquisitions were expensed as incurred.
The decrease in acquisition-related expenses of $119,000 during the nine months ended September 30, 2017, as compared to the same period in 2016, was primarily due to the acquisition of 12 commercial properties prior to the adoption of ASU No. 2017-01 for an aggregate purchase price of $52.5 million, compared to the purchase of 19 commercial properties for an aggregate purchase price of $85.7 million during the nine months ended September 30, 2016.
Depreciation and Amortization
The increase in depreciation and amortization of $2.8 million and $6.6 million during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016, was primarily due to the acquisition of 39 additional rental income-producing properties subsequent to September 30, 2016, as well as recognizing a full period of depreciation and amortization on six and 19 properties acquired during the three and nine months ended September 30, 2016, respectively.
Interest Expense and Other, Net
The increase in interest expense and other, net of $2.0 million and $3.7 million during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016 was primarily due to an increase in our average outstanding debt balance of $260.6 million and $222.3 million for the three and nine months ended September 30, 2017 as compared to $120.8 million and $115.1 million for the three and nine months ended September 30, 2016.

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
“Non-same store,” as reflected in the table below, includes properties acquired on or after July 1, 2016. As shown in the table below, contract rental revenue on the 90 same store properties for the three months ended September 30, 2017 increased 0.6%, compared to the three months ended September 30, 2016. The same store properties were 98.8% and 99.2% occupied as of September 30, 2017 and 2016, respectively. The following table shows the contract rental revenue from properties owned for both of the entire three months ended September 30, 2017 and 2016, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Three Months Ended September 30,		Increase/(Decrease)
Contract Rental Revenue		2017	2016	$ Change	% Change
Rental income — as reported		$11,822	$6,163	$5,659	92%
Less: Amortization (1)		115	(10)	125	(1,250)%
Less: Straight line rental income		499	266	233	88%
Total Contract Rental Revenue		11,208	5,907	5,301	90%

Less: “Non-same store” properties	45	5,570	304	5,266	1,732%
“Same store” properties	90	$5,638	$5,603	$35	0.6%
______________________
(1) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.
“Non-same store,” as reflected in the table below, includes properties acquired on or after January 1, 2016. As shown in the table below, contract rental revenue on the 77 same store properties for the nine months ended September 30, 2017 increased 0.1%, compared to the nine months ended September 30, 2016. The same store properties were 98.6% and 99.0% occupied as of September 30, 2017 and 2016, respectively. The following table shows the contract rental revenue from properties owned for both of the entire nine months ended September 30, 2017 and 2016, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Nine Months Ended September 30,		Increase/(Decrease)
Contract Rental Revenue		2017	2016	$ Change	% Change
Rental income — as reported		$31,188	$17,160	$14,028	82%
Less: Amortization (1)		264	3	261	8,700%
Less: Straight line rental income		1,304	708	596	84%
Total Contract Rental Revenue		29,620	16,449	13,171	80%

Less: “Non-same store” properties	58	14,815	1,655	13,160	795%
“Same store” properties	77	$14,805	$14,794	$11	0.1%
______________________
(1) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.

Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.002678083 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2017 and ending on March 31, 2018. The daily distribution amount for each class of outstanding common stock is adjusted based on the relative NAV of the various classes each day so that, from day to day, distributions constitute a uniform percentage of the NAV per share of all classes. As a result, from day to day, the per share daily distribution for each outstanding class of common stock may be higher or lower than the daily distribution amount authorized by our board of directors based on the relative NAV of each class of common stock on that day.

During the nine months ended September 30, 2017 and 2016, we paid distributions of $14.8 million and $8.6 million, respectively, including $7.3 million and $4.1 million, respectively, through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the nine months ended September 30, 2017 and 2016 was $13.3 million and $6.1 million, respectively, and reflected a reduction for real estate acquisition-related expenses incurred of $1.6 million and $1.7 million, respectively, in accordance with GAAP. Prior to the adoption of ASU 2017-01 in April 2017, we treated our real estate acquisition-related fees and expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the nine months ended September 30, 2017 and 2016 includes the amount by which real estate acquisition-related fees and expenses have reduced net cash flows from operating activities of $849,000 and $1.7 million, respectively. The distributions paid during the nine months ended September 30, 2017, including shares issued pursuant to the DRIP, were funded by cash flows from operating activities of $13.3 million, or 90%, and proceeds from the Offering of $1.5 million, or 10%. Our distributions for the nine months ended September 30, 2016 were funded by cash flows from operating activities, including cash flows from operating activities from prior periods of $7.8 million, or 90% and proceeds from the Offering of $867,000, or 10%.
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
Our share redemption plan includes certain redemption limits, including a quarterly limit and, in some cases, an individual stockholder limit. During the nine months ended September 30, 2017, we received redemption requests for, and redeemed, a total of approximately 1.4 million shares of our common stock for $26.2 million, comprised of approximately 1.2 million W Shares, 187,000 A Shares and 52,000 I Shares of our common stock for $21.9 million, $3.3 million and $950,000, respectively. From October 1, 2017 through November 9, 2017, we redeemed approximately 410,000 shares for $7.4 million.
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
Liquidity and Capital Resources
General
We expect to continue to raise capital through the Offering and to utilize such funds and future proceeds from secured or unsecured financing to complete future property acquisitions and for general corporate uses. The source of our operating cash flows is primarily the rental income received from current and future leased properties. As of September 30, 2017, we had raised $501.2 million of gross proceeds from the Offering before organization and offering costs, selling commissions, and the current portion of dealer manager fees and distribution fees of $14.1 million. Refer to Item 1A - Risk Factors in our annual report on Form 10-K for the year ended December 31, 2016, for risks related to our ability to raise capital in the near term.
Our Credit Facility with JPMorgan Chase Bank, N.A. as administrative agent, provides for borrowings up to $425.0 million, which is comprised of up to $212.5 million in revolving loans and up to $212.5 million in term loans. As of September 30, 2017, we had $312.5 million in unused capacity, subject to borrowing availability. As of September 30, 2017, we had cash and cash equivalents of $8.6 million and investments in marketable securities of $5.4 million.
Our investment guidelines provide that we will target the following aggregate allocation to relatively liquid investments, such as U.S. government securities, agency securities, corporate debt, publicly traded debt and equity real estate-related securities, cash, cash equivalents and other short-term investments and, in Cole Advisors’ discretion, lines of credit (collectively, the “Liquid Assets”): (1) 10% of our NAV up to $1.0 billion and (2) 5% of our NAV in excess of $1.0 billion. To the extent that Cole Advisors determines that we should maintain borrowing capacity under lines of credit, the amount available under the lines of credit will be included in calculating the Liquid Assets under these guidelines. These are guidelines, and our stockholders should not expect that we will, at all times, hold liquid assets at or above the target levels or that all liquid assets will be available to satisfy redemption requests as we receive them. We anticipate that both our overall allocation to liquid assets as a percentage of our NAV and our allocation to different types of liquid assets will vary. In making these determinations, our advisor will consider our receipt of proceeds from sales of additional shares, our cash flow from operations, available borrowing capacity under lines of credit, if any, or from additional mortgages on our real estate, our receipt of proceeds from sales of assets, and the anticipated use of cash to fund redemptions, as well as the availability and pricing of different investments. The amount of the Liquid Assets is determined by our advisor, in its sole discretion, but is subject to review by our independent directors on a quarterly basis.
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
Contractual Obligations
As of September 30, 2017, we had $258.7 million of debt outstanding, with a weighted average interest rate of 3.65%. See Note 8 — Notes Payable and Credit Facility to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a description of certain terms of the debt. Our contractual obligations as of September 30, 2017 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments – credit facility (2)	$112,500	$—	$—	$112,500	$—
Interest payments – credit facility (3)	18,596	3,769	7,548	7,279	—
Principal payments – fixed debt rate	149,734	—	—	132,784	16,950
Interest payments – fixed debt rate (3)	27,879	5,850	11,713	8,678	1,638
Total	$308,709	$9,619	$19,261	$261,241	$18,588
______________________

(1)	The table does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
The table does not include the impact of any extension. We may elect to extend the maturity of the Revolving Loans to no later than September 6, 2022, subject to satisfying certain conditions contained in the Second Amended Credit Agreement or refinance the debt or enter into new financing arrangements.

(3)
As of September 30, 2017, we had $78.2 million of variable rate mortgage notes and $112.5 million of variable rate debt on the Credit Facility effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our swap agreements to calculate the debt payment obligations in future periods.

Our charter prohibits us from incurring debt that would cause our borrowings to exceed 75% of our gross assets, valued at the aggregate cost (before depreciation and other non-cash reserves), unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report. In addition to this limitation in our charter, our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before depreciation or other non-

cash reserves) or fair market value of our gross assets; provided however, that a majority of our board of directors (including a majority of the independent directors) has determined that, as a general policy, borrowing in excess of 60% of the greater of cost (before deducting depreciation and other non-cash reserves) or fair market value of our gross assets is justified and in the best interest of us and our stockholders during our capital raising stage. Fair market value is based on the estimated market value of our real estate assets as of September 30, 2017 used to determine our estimated per share NAV. The independent directors believe such borrowing levels are justified as higher debt levels during the offering stage may enable us to acquire properties earlier than we might otherwise be able to acquire them if we were to adhere to the 60% debt limitation, which could yield returns that are accretive to the portfolio. In addition, as we are in the offering stage, more equity could be raised in the future to reduce the debt levels. As of September 30, 2017, our ratio of debt to the cost (before deducting depreciation or other non-cash reserves) of our gross assets was 40.1%, and our ratio of debt to the fair market value of our gross assets was 38.5%.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to investors. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as financing and issuance costs and related accumulated amortization, less all cash and cash equivalents. As of September 30, 2017, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 38.8%. The following table provides a reconciliation of the notes payable and credit facility, net balance, as reported on our condensed consolidated balance sheet, to net debt as of September 30, 2017 (in thousands):

Balance as of September 30, 2017
Notes payable and credit facility, net	$258,651
Deferred costs, net (1)	3,583
Less: Cash and cash equivalents	(8,598)
Net debt	$253,636
Gross real estate assets, net (2)	$653,578
Net debt leverage ratio	38.8%
______________________
(1) Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility.
(2) Net of gross intangible lease liabilities.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities was $13.3 million for the nine months ended September 30, 2017, compared to $6.1 million for the nine months ended September 30, 2016. The increase was primarily due to the acquisition of 39 additional rental income-producing properties subsequent to September 30, 2016, resulting in net income before non-cash adjustments for depreciation, amortization of intangibles and amortization of deferred financing costs increasing to $8.6 million, and a net decrease in working capital accounts of $812,000, offset by an increase in straight-line rental income of $597,000. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities increased $112.4 million to $200.3 million for the nine months ended September 30, 2017, compared to net cash used in investing activities of $87.9 million for the nine months ended September 30, 2016. The increase was primarily due to the acquisition of 27 commercial properties during the nine months ended September 30, 2017 compared to the acquisition of 19 commercial properties during the nine months ended September 30, 2016.
Financing Activities. Net cash provided by financing activities increased $98.9 million to $190.9 million for the nine months ended September 30, 2017, compared to net cash provided by financing activities of $92.0 million for the nine months ended September 30, 2016. The increase was primarily due to an increase in net proceeds from the issuance of common stock of $20.4 million, and an increase in net proceeds from borrowing facilities and notes payable of $99.8 million, offset by an increase in redemptions of common stock of $14.8 million, an increase in distributions to investors of $2.9 million, an increase in deferred financing costs paid of $3.3 million and a decrease in escrowed investor proceeds of $306,000.

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
If we fail to maintain our qualification as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to maintain our qualification as a REIT. We also will be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to maintain our qualification as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying condensed consolidated financial statements. We are subject to certain state and local taxes related to the operations of properties in certain locations, which, if applicable, have been provided for in our accompanying condensed consolidated financial statements.
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
Related-Party Transactions and Agreements
We have entered into agreements with Cole Advisors and its affiliates, whereby we agree to pay certain fees, or reimburse certain expenses of, Cole Advisors or its affiliates, primarily advisory and performance fees and expenses, organization and offering costs, sales commissions, dealer manager fees and expenses, distribution fees and reimbursement of certain acquisition and operating costs. See Note 11 — Related-Party Transactions and Agreements to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a further explanation of the various related-party transactions, agreements and fees.
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
Off-Balance Sheet Arrangements
As of September 30, 2017 and December 31, 2016, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
Interest Rate Risk
As of September 30, 2017, we had no variable rate debt outstanding. As of September 30, 2017, we had eight interest rate swap agreements outstanding, which mature on various dates from September 2019 to August 2022 with an aggregate notional amount of $190.7 million and an aggregate net fair value asset of $27,000. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of September 30, 2017, an increase of 50 basis points in interest rates would result in a derivative asset of $3.4 million, representing a $3.3 million net change to the fair value of the net derivative asset. A decrease of 50 basis points would result in a derivative liability of $3.4 million, representing a $3.4 million decrease to the fair value of the net derivative asset.
As the information presented above includes only those exposures that existed as of September 30, 2017, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2017 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2017, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.Legal Proceedings
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
During the nine months ended September 30, 2017 and 2016, we paid distributions of $14.8 million and $8.6 million, respectively, including $7.3 million and $4.1 million, respectively, through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the nine months ended September 30, 2017 and 2016 was $13.3 million and $6.1 million, respectively, and reflected a reduction for real estate acquisition-related expenses incurred of $1.6 million and $1.7 million, respectively, in accordance with GAAP. Prior to the adoption of ASU 2017-01 in April 2017, we treated our real estate acquisition-related fees and expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the nine months ended September 30, 2017 and 2016 includes the amount by which real estate acquisition-related fees and expenses have reduced net cash flows from operating activities of $849,000 and $1.7 million, respectively. The distributions paid during the nine months ended September 30, 2017, including shares issued pursuant to the DRIP, were funded by cash flows from operating activities of $13.3 million, or 90%, and proceeds from the Offering of $1.5 million, or 10%. Our distributions for the nine months ended September 30, 2016 were funded by cash flows from operating activities, including cash flows from operating activities from prior periods of $7.8 million, or 90% and proceeds from the Offering of $867,000, or 10%.
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
On December 6, 2011, the Initial Registration Statement for our public offering of up to $4.0 billion in shares of common stock was declared effective under the Securities Act. On August 26, 2013, the Multi-Class Registration Statement was declared effective under the Securities Act; we designated the existing shares of our common stock that were sold prior to such date to be W Shares and registered two new classes of our common stock, A Shares and I Shares. On February 10, 2017, the Continuing Offering Registration Statement was declared effective under the Securities Act; we are offering up to $4.0 billion in shares of common stock of the three classes, covering up to $3.5 billion in shares in the Primary Offering and up to $500.0 million in shares pursuant to the DRIP. We are offering to sell any combination of W Shares, A Shares and I Shares with a dollar value up to the maximum offering amount. Additionally, as of September 30, 2017, we were authorized to issue 10.0 million shares of preferred stock, but had none issued or outstanding.
As of September 30, 2017, we had issued approximately 28.0 million shares in the Offering for gross proceeds of $501.2 million, out of which we have paid $10.4 million in selling commissions and the current portion of distribution fees and dealer manager fees, and $3.7 million in organization and offering costs. With the net offering proceeds of $487.1 million and the borrowings from our credit facility, we have acquired $668.7 million in real estate assets and incurred $8.5 million of acquisition-related expenses.

As of November 9, 2017, we have sold the following common shares and raised the following proceeds in connection with the Offering (dollar amounts in thousands):

	W Shares	A Shares	I Shares	Total
Primary Offering
Shares	18,619,592	8,438,242	1,155,226	28,213,060
Proceeds	$327,364	$156,856	$20,774	$504,994
Distribution Reinvestment Plan
Shares	857,871	275,293	68,692	1,201,856
Proceeds	$15,395	$4,946	$1,243	$21,584
We have adopted a share redemption plan to provide limited liquidity whereby, on a daily basis, stockholders may request that we redeem all or any portion of their shares. The redemption price per share for each class on any business day is equal to our NAV per share for such class for that day, calculated by the independent fund accountant after the close of business on the redemption request day, without giving effect to any share purchases or redemptions to be effected on such day. Subject to limited exceptions, stockholders who redeem their shares of our common stock within the first 365 days from the date of purchase are subject to a short-term trading fee of 2% of the aggregate NAV per share of the shares of common stock received. In each calendar quarter, net redemptions are limited under our share redemption plan to 5% of our total NAV as of the end of the immediately preceding quarter, plus any unused percentage carried over to the next quarter, but the maximum carryover percentage may never exceed 15% in the aggregate, and net redemptions in any quarter may never exceed 10% of the prior quarter’s NAV. As of September 30, 2017, we received total redemption requests for, and redeemed approximately 3.7 million W Shares, 358,000 A Shares and 52,000 I Shares of our common stock for $66.5 million, $6.4 million and $950,000, respectively. During the three months ended September 30, 2017, we redeemed shares as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 - July 31, 2017
W Shares	125,693	$18.09	125,693	(1)
A Shares	25,378	$17.90	25,378	(1)
I Shares	—	$—	—	(1)
August 1, 2017 - August 31, 2017
W Shares	242,054	$18.10	242,054	(1)
A Shares	50,296	$17.74	50,296	(1)
I Shares	—	$—	—	(1)
September 1, 2017 - September 30, 2017
W Shares	212,860	$18.05	212,860	(1)
A Shares	45,253	$17.88	45,253	(1)
I Shares	—	$—	—	(1)
Total	701,534		701,534
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
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.3
Bylaws of Cole Real Estate Income Strategy (Daily NAV), Inc. effective September 28, 2011 (Incorporated by reference to Exhibit 3.2 to the Company’s pre-effective amendment No. 4 to Form S-11 (File No. 333-169535), filed on November 3, 2011).

3.4	First Amendment of Bylaws effective June 14, 2012 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 333-169535), filed on June 19, 2012).

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

4.3
Form of Initial Subscription Agreement (Incorporated by reference to Appendix B to Supplement No. 13 to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-169535), filed November 8, 2017).

4.4
Form of Additional Subscription Agreement (Incorporated by reference to Appendix C to Supplement No.13 to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-169535), filed November 8, 2017).

10.1
Second Amended and Restated Credit Agreement, dated September 6, 2017, by and among Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP and JPMorgan Chase Bank, N.A. as administrative agent, and other lending institutions (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-169535), filed September 12, 2017).

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
Date: November 13, 2017