Form 10-K
period 2017-12-31
COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
filed 2018-03-30
CIK 1498542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 000-55187
 COLE REAL ESTATE
INCOME STRATEGY (DAILY NAV), INC.
(Exact name of registrant as specified in its charter)

Maryland	27-3147801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2325 East Camelback Road, 10th Floor Phoenix, Arizona 85016 (Address of principal executive offices; zip code)	(602) 778-8700 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Title of each class
Wrap Class Common Stock, $.01 par value
Advisor Class Common Stock, $.01 par value
Institutional Class Common Stock, $.01 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☒

Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There is no established market for the registrant’s shares of common stock. There were approximately 22.0 million shares of common stock held by non-affiliates as of June 30, 2017, for an aggregate market value of $397.7 million, based upon an average net asset value per share of $18.13 as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter.
As of March 26, 2018, there were approximately 16.6 million shares of Wrap Class common stock, approximately 9.5 million shares of Advisor Class common stock and approximately 953,000 shares of Institutional Class common stock, par value $0.01 each, of Cole Real Estate Income Strategy (Daily NAV), Inc. outstanding.
Documents Incorporated by Reference:
The Registrant incorporates by reference portions of the Cole Real Estate Income Strategy (Daily NAV), Inc. definitive proxy statement to be filed with the SEC with respect to the Registrant’s 2018 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K of Cole Real Estate Income Strategy (Daily NAV), Inc., includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Annual Report on Form 10-K is filed with the U.S. Securities and Exchange Commission (the “SEC”). Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.
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

•	We could be subject to risks associated with bankruptcies or insolvencies of tenants or from tenant defaults generally.

•	We have substantial indebtedness, which may affect our ability to pay distributions, and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.

•	We may be affected by the incurrence of additional secured or unsecured debt.

•	We may not be able to maintain profitability.

•	We may not generate cash flows sufficient to pay our distributions to stockholders or meet our debt service obligations.

•	We may be affected by risks resulting from losses in excess of insured limits.

•	We may fail to remain qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

•
Our sponsor may be unable to fully reestablish the financial network which previously supported real estate investment trusts sponsored by our sponsor, and/or regain the prior level of transaction and capital raising volume achieved by such real estate investment trusts.

•	We are subject to risks that may affect capital raising volume as a result of increased regulatory changes.

•	Our advisor has the right to terminate the advisory agreement upon 60 days’ written notice without cause or penalty.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A. Risk Factors within this Annual Report on Form 10-K.

Definitions
We use certain defined terms throughout this Annual Report on Form 10-K that have the following meanings:
The phrase “annualized rental income” refers to the straight-line rental revenue under our leases on operating properties owned as of the respective reporting date, which includes the effect of rent escalations and any tenant concessions, such as free rent, and excludes any bad debt allowances and any contingent rent, such as percentage rent. Management uses annualized rental income as a basis for tenant, industry and geographic concentrations and other metrics within the portfolio. Annualized rental income is not indicative of future performance.
Under a “net lease,” the tenant occupying the leased property (usually as a single tenant) does so in much the same manner as if the tenant were the owner of the property. The tenant generally agrees that it will either have no ability or only limited ability to terminate the lease or abate rent prior to the expiration of the term of the lease as a result of real estate driven events such as casualty, condemnation or failure by the landlord to fulfill its obligations under the lease. There are various forms of net leases, most typically classified as triple-net or double-net. Triple-net leases typically require the tenant to pay all expenses associated with the property (e.g., real estate taxes, insurance, maintenance and repairs, including roof, structure and parking lot). Double-net leases typically hold the landlord responsible for the capital expenditures for the roof and structure, while the tenant is responsible for all lease payments and remaining operating expenses associated with the property (e.g., real estate taxes, insurance and maintenance).

PART I
ITEM 1.    BUSINESS
Formation
Cole Real Estate Income Strategy (Daily NAV), Inc. (the “Company,” “we,” “our” or “us”) is a Maryland corporation that was formed on July 27, 2010, our date of inception, which has elected to be taxed, and qualified as a REIT for U.S. federal income tax purposes. We were organized to primarily acquire and operate a diversified portfolio of necessity retail, office and industrial properties that are anchored by creditworthy tenants under long-term net leases, and are strategically located throughout the United States. As of December 31, 2017, we owned 139 commercial properties, including two properties through a consolidated joint venture agreement (the “Consolidated Joint Venture”), comprising 4.4 million rentable square feet of commercial space located in 36 states, which includes the rentable square feet of buildings on land subject to ground leases. As of December 31, 2017, these properties were 99.4% leased, including month-to-month agreements, if any. Substantially all of our business is conducted through our operating partnership, Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP, a Delaware limited partnership (“Cole OP”). We are the sole general partner of and own, directly or indirectly, 100% of the partnership interest in Cole OP.
On November 13, 2017, VEREIT Operating Partnership, L.P. (“VEREIT OP”), a former affiliated entity of our sponsor CCO Group (as defined below), entered into a Purchase and Sale Agreement with CCA Acquisition, LLC (“CCA”), a newly-formed affiliate of CIM Group, LLC (“CIM”), pursuant to which CCA agreed to acquire all of the issued and outstanding shares of common stock of Cole Capital Advisors, Inc., the direct or indirect owner of Cole Real Estate Income Strategy (Daily NAV) Advisors, LLC (“Cole Income NAV Strategy Advisors”), Cole Capital Corporation and CREI Advisors, LLC (“CREI Advisors”), our external advisor, dealer manager and property manager, respectively (the “Transaction”). CIM is a vertically-integrated owner and operator of real assets with multidisciplinary expertise and in-house research, acquisition, credit analysis, development, finance, leasing, and asset management capabilities. CIM is headquartered in Los Angeles, California and has offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; New York, New York; Chicago, Illinois; and Phoenix, Arizona.
On February 1, 2018, the Transaction was completed. Immediately following the completion of the Transaction, Cole Capital Advisors, Inc. and our dealer manager were each converted into Delaware limited liability companies, Cole Capital Advisors, Inc.’s name was changed to CCO Group, LLC, and our dealer manager’s name was changed to CCO Capital, LLC (“CCO Capital”). As a result of the Transaction, CIM owns and/or controls CCO Group, LLC and its subsidiaries (collectively, “CCO Group”), and CCO Group, LLC owns and controls Cole Income NAV Strategy Advisors, CCO Capital and CREI Advisors, our external advisor, dealer manager for the Offerings (as defined below) and property manager, respectively.
In addition, as part of the Transaction, VEREIT OP and CCO Group, LLC entered into a services agreement (the “Services Agreement”) pursuant to which VEREIT OP will continue to provide certain services to CCO Group and to us, Cole Credit Property Trust IV, Inc. (“CCPT IV”), Cole Credit Property Trust V, Inc. (“CCPT V”), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”), and Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”) (CCPT IV, CCPT V, CCIT II, CCIT III, and us collectively, the “Cole REITs®”), including operational real estate support. VEREIT OP will continue to provide such services through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by any of the Cole REITs with respect to its 2018 fiscal year) (the “Initial Services Term”) and will provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC.
Despite the indirect change of ownership and control of our advisor, dealer manager, property manager and sponsor, we expect that, during the Initial Services Term of the Services Agreement, the advisory, dealer manager and property management services we receive will continue without any material changes in personnel (except as supplemented by the management oversight of CIM personnel) or material change in service procedures. During the Initial Services Term of the Services Agreement, CCO Group, LLC intends to evaluate and effectuate an appropriate transition of VEREIT OP’s services under the Services Agreement to other CIM affiliates or third parties with the goal of ensuring continuity and minimizing disruption.
CCO Group has sponsored and operated various real estate investment programs. Cole Income NAV Strategy Advisors acts as our advisor pursuant to an advisory agreement with us, and is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf. Our charter provides that our independent directors are responsible for reviewing the performance of our advisor and determining whether the compensation paid to our advisor and its affiliates is reasonable. The advisory agreement with Cole Income NAV Strategy Advisors is for a one-year term and is reconsidered on an annual basis by our board of directors. We have no paid employees and rely upon our advisor and its affiliates to provide substantially all of our day-to-day management.

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
The initial offering price per share for shares of our W Shares was $15.00, an amount that was arbitrarily determined by our board of directors. On December 6, 2011, Cole Holdings Corporation (“CHC”), then an affiliate of Cole Income NAV Strategy Advisors, deposited $10.0 million for the purchase of shares of common stock at a purchase price of $15.00 per share. As a result, we satisfied the conditions of our escrow agreement and on December 7, 2011, we broke escrow and accepted the stockholder’s subscription for shares of our common stock in the offering under the Initial Registration Statement. Subsequently, the per share purchase price of each class of our common stock varies from day-to-day, and on any given business day is equal to our net asset value (“NAV”) for such class divided by the number of shares of our common stock outstanding for that class as of the end of business on such day (“NAV per share” plus, for A Shares sold in the Primary Offering, applicable selling commissions).
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
Investment Objectives and Policies
Our investment strategy is to invest primarily in a diversified portfolio of (1) necessity commercial properties in the retail, office and industrial sectors that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States, (2) notes receivable secured by commercial real estate, including the origination of loans, and (3) U.S. government securities, agency securities and corporate debt and other investments for which there is reasonable liquidity. The actual percentage of our portfolio that is comprised of retail, office and industrial property categories may fluctuate due to market conditions and acquisition opportunities or as a result of any changes to our investment policies. We expect to maintain a level of liquid assets (cash, cash equivalents, other short-term investments, U.S. government securities, agency securities, corporate debt, liquid real estate-related, equity or debt securities and other investments for which there is reasonable liquidity) as a source of funds to meet redemption requests. Our primary investment objectives are:

•	to acquire quality commercial real estate properties, net leased under long-term leases to creditworthy tenants, which provide current operating cash flow;

•	to maintain a level of liquid assets as a source of funds to meet redemption requests;

•	to provide reasonably stable, current income for stockholders through the payment of cash distributions; and

•	to provide the opportunity to participate in capital appreciation in the value of our investments.
Our board of directors, including our independent directors, has adopted investment policies. Our directors formally review at duly called meetings our investment policies on an annual basis and our portfolio on a quarterly basis or, in each case, more often as they deem appropriate. Except to the extent that investment policies and limitations are included in our charter, our board of directors may revise our investment policies without the approval of our stockholders. Investment policies that are provided in our charter may only be amended by a vote of stockholders holding a majority of our outstanding shares, unless the amendments do not adversely affect the rights, preferences and privileges of our stockholders. Our investment policies delegate to our advisor broad authority to execute real estate property acquisitions and dispositions. Our board of directors will at all times have ultimate oversight over our investments and may change from time to time the scope of authority delegated to our advisor with respect to acquisition and disposition transactions.

Acquisition and Investment Policies
Commercial Real Estate Properties
We intend to acquire income-producing necessity retail properties that are primarily single-tenant properties, which are leased to national and regional creditworthy tenants under long-term net leases, and are strategically located throughout the United States. We consider necessity retail properties to be properties leased to retail tenants that attract consumers for everyday needs, such as pharmacies, home improvement stores, national superstores, restaurants and regional retailers. We also currently own eight anchored shopping centers, which are multi-tenant properties that are anchored by one or more large national, regional or local retailers. Over time, we expect our property sector allocations to broadly reflect the composition of the NCREIF Property Index with the exception of multi-family and lodging, which will be excluded from our portfolio. The actual percentage of our portfolio that is comprised of retail, office and industrial property categories may fluctuate due to market conditions and acquisition opportunities.
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
Our goal is to acquire a portfolio of commercial properties that are diversified by way of property type, location and industry, in order to minimize the potential adverse impact of economic slow-downs or downturns in local markets or a specific industry. There is no limitation on the number, size or type of properties that we may acquire or on the percentage of net proceeds of the Offering that may be used to acquire a single property. The number and mix of properties comprising our portfolio will depend upon real estate market conditions and other circumstances existing at the time we acquire properties, and the amount of proceeds we raise in the Offering. We are not restricted to acquiring commercial properties and we will not forgo acquiring a high quality asset because it does not precisely fit our expected portfolio composition.
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
Retail Real Estate Properties. We expect the portion of our portfolio allocated to retail real estate properties will continue to focus on regional or national name brand retail businesses with creditworthy and established track records. It is our present intention to hold substantially all of the retail properties that we acquire for a period in excess of five years. We also pursue properties leased to tenants representing a variety of retail industries to avoid concentration in any one industry. These industries include all types of retail establishments, such as big box retailers, convenience stores, drug stores and restaurant properties. We expect that some of these acquisitions will provide long-term value by virtue of their size, location, quality and condition, and lease characteristics. We currently expect that substantially all of our retail acquisitions will be in the United States.

By acquiring a large number of retail properties, we believe that lower than expected results of operations from one or a few investments will not necessarily preclude our ability to realize our investment objective of cash flow from our overall portfolio. In addition, we believe that retail properties under long-term triple-net and double-net leases offer a distinct investment advantage since these properties generally require less management and operating capital, have less recurring tenant turnover and, with respect to single tenant properties, often offer superior locations that are less dependent on the financial stability of adjoining tenants. In addition, since we intend to acquire properties that are geographically diverse, we expect to minimize the potential adverse impact of economic slowdowns or downturns in local markets.
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
We expect that some of our office and industrial properties will be multi-tenant properties, anchored by one or more principal tenants, who are creditworthy and subject to long-term net leases. We expect that, from time to time, we may enter into corporate development projects, designed to construct an income producing office or industrial property to serve one or more creditworthy tenants.
Real Estate Underwriting Process
In evaluating potential property acquisitions consistent with our investment objectives, our advisor applies its well-established underwriting process to determine the creditworthiness of potential tenants. We consider a tenant to be creditworthy if we believe that the tenant has sufficient assets, cash flow generation and stability of operations to meet its obligations under the lease. Similarly, our advisor will apply its credit underwriting criteria to possible new tenants when we are leasing properties in our portfolio. Our advisor’s underwriting process includes analyzing the financial data and other available information about the tenant, such as income statements, balance sheets, net worth, cash flow, business plans, data provided by industry credit rating services, and/or other information our advisor may deem relevant. Generally, these tenants must have a proven track record in order to meet the credit tests applied by our advisor. In addition, we may obtain guarantees of leases by the corporate parent of the tenant, in which case our advisor will analyze the creditworthiness of the guarantor. In many instances, especially in sale-leaseback situations where we are acquiring a property from a company and simultaneously leasing it back to the company under a long-term lease, we will meet with the tenant’s senior management to discuss the company’s business plan and strategy.
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
Description of Leases
We expect, in most instances, to continue to acquire tenant properties with existing double-net or triple-net leases. “Net” leases mean leases that typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, maintenance, insurance and building repairs related to the property, in addition to the lease payments. Triple-net leases typically require the tenant to pay all costs associated with a property in addition to the base rent and percentage rent, if any, including capital expenditures for the roof and the building structure. Double-net leases typically hold the landlord responsible for the capital expenditures for the roof and structure, while the tenant is responsible for all lease payments and remaining operating expenses associated with the property. Double-net and triple-net leases help ensure the predictability and stability of our expenses, which we believe will result in greater predictability and stability of our cash distributions to stockholders. Not all of our leases will be net leases. Since each lease is an individually negotiated contract between two or more parties, each lease will have different obligations of both the landlord and the tenant. Many large national tenants have standard lease forms that generally do not vary from property to property. We will have limited ability to revise the terms of leases to those tenants. We have acquired and may continue to acquire properties subject to “gross” leases. “Gross” leases means leases that typically require the tenant to pay a flat rental amount, and we would pay for all property charges regularly incurred as a result of our owning the property. When spaces in a property become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we generally expect to enter into “net” leases.
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

Other Possible Commercial Real Estate Assets
Although we expect to acquire primarily necessity retail, office and industrial properties, we also may acquire other income-producing properties, where the properties share some of the same characteristics as our core properties, including one or more principal, creditworthy tenants, long-term leases, and/or strategic locations. We may also acquire ground leases.
Acquisition Decisions
Our advisor has substantial discretion with respect to the selection of our specific acquisitions, subject to our investment and borrowing policies, which are approved by our independent directors. In pursuing our investment objectives and making investment decisions on our behalf, our advisor evaluates the proposed terms of the acquisition against all aspects of the transaction, including the condition and financial performance of the asset, the terms of existing leases, the creditworthiness of the tenant or tenants, and property location and characteristics. Because the factors considered, including the specific weight we place on each factor, vary for each potential acquisition, we do not, and are not able to, assign a specific weight or level of importance to any particular factor.
Our advisor procures and reviews an independent valuation estimate on each and every proposed acquisition. In addition, our advisor, to the extent such information is available, considers the following:

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
Conditions to Closing Our Acquisitions
Generally, we condition our obligation to close the purchase of any property on the delivery and verification of certain documents from the seller or developer, including, where appropriate:

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
In purchasing, leasing and developing properties, we will be subject to risks generally incident to the ownership of real estate. See Part I, Item 1A — Risk Factors — Risks Related to Acquisitions of Real Estate in this Annual Report on Form 10-K.
Ownership Structure
Our real estate acquisitions generally take the form of holding fee title or a long-term leasehold estate. We have acquired and expect to continue to acquire such interests either directly through our operating partnership or indirectly through limited liability companies, limited partnerships or other entities owned and/or controlled by our operating partnership. We have acquired, and may continue to acquire, properties by acquiring the entity that holds the desired properties. We also may acquire properties through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with third parties, including the developers of the properties or affiliates of our advisor. See the “— Joint Ventures” section below.
Joint Ventures
We have entered, and may continue to enter into joint ventures, partnerships, co-tenancies and other co-ownership arrangements with third parties, including affiliates of our advisor for the acquisition, development or improvement of properties or the acquisition of other real estate-related assets. We may also enter into such arrangements with real estate developers, owners and other unaffiliated third parties for the purpose of developing, owning and operating real properties. In determining whether to participate in a particular joint venture, our advisor will evaluate the underlying real property or other real estate-related asset using the same criteria described above in “— Investment Acquisitions.” Our advisor also will evaluate the joint venture or co-ownership partner and the proposed terms of the joint venture or a co-ownership arrangement.
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
In the event we enter into a joint venture or other co-ownership arrangements with CIM or its affiliates, or another real estate program sponsored or operated by CCO Group, our advisor’s officers, key persons and affiliates may have conflicts of interest in determining which real estate program operated by CCO Group should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our advisor’s officers and key persons may face a conflict in structuring the terms of the relationship between our interests and the interests of any affiliated co-venturer and in managing the joint venture. Since some or all of our advisor’s officers and key persons may also advise the affiliated co-venturer, agreements and transactions between us and CIM or any other real estate programs sponsored or operated by CCO Group will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our contribution to the joint venture.
We may enter into joint ventures with CIM, other real estate programs sponsored or operated by CCO Group, or with CCO Group, our advisor, one or more of our directors, or any of their respective affiliates, but only if a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and on substantially the same terms and conditions as those received by unaffiliated joint venturers, and the cost of our investment must be supported by a current third-party appraisal of the asset.

Development and Construction of Properties
We may acquire properties on which improvements are to be constructed or completed or which require substantial renovation or refurbishment. We expect that joint ventures would be the exclusive vehicle through which we would invest in build-to-suit property projects. Any such joint ventures will make up no more than 20% of our total assets and our general policy is to structure them as follows:

•
we may enter into a joint venture with third parties who have an executed lease with the developer who has an executed lease in place with the future tenant whereby we will provide a portion of the equity or debt financing;

•	we would accrue a preferred return during construction on any equity investment;

•	the properties will be developed by third parties; and

•	consistent with our general policy regarding joint ventures, we would have an option or contract to purchase, or a right of first refusal to purchase, the property or the co-investor’s interest.
It is possible that joint venture partners may resist granting us a right of first refusal or may insist on a different methodology for unwinding the joint venture if one of the parties wishes to liquidate its interest.
In the event that we elect to engage in development or construction projects, in order to help ensure performance by the builders of properties that are under construction, completion of such properties will be guaranteed at the contracted price by a completion guaranty, completion bond or performance bond. Our advisor may rely upon the substantial net worth of the contractor or developer or a personal guarantee accompanied by financial statements showing a substantial net worth provided by an affiliate of the person entering into the construction or development contract as an alternative to a completion bond or performance bond. Development of real estate properties is subject to risks relating to a builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables. Refer to Part I, Item 1A. Risk Factors — Risks Related to Acquisitions of Real Estate in this Annual Report on Form 10-K.
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
In addition, we may acquire unimproved properties, provided that we will not invest more than 10% of our total assets in unimproved properties or invest in mortgage loans secured by such properties. We will consider a property to be an unimproved property if it was not acquired for the purpose of producing rental or other operating cash flows, has no development or construction in process at the time of acquisition and no development or construction is planned to commence within one year of the acquisition.
Investing in and Originating Loans
The criteria that our advisor will use in making or investing in loans on our behalf is substantially the same as those involved in acquiring our properties. We do not intend to make loans to other persons, to underwrite securities of other issuers or to engage in the purchase and sale of any types of assets other than those relating to real estate. However, unlike our property acquisitions, which we expect to hold in excess of five years for retail properties and seven years for office and industrial properties, we expect that the average duration of loans will typically be one to five years. We are not limited as to the amount of gross offering proceeds that we may apply to mortgage loan investments.
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
Other Investments
Although it is our expectation that our portfolio will consist primarily of commercial real estate, as well as notes receivable, liquid assets and cash and cash equivalents, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forgo acquiring a high quality asset because it does not precisely fit our presently expected portfolio composition. Thus, to the extent that our advisor presents us with high quality acquisition opportunities that allow us to meet the REIT requirements under the Code, and that result in an overall real estate portfolio that is consistent with our investment objectives, our portfolio composition may vary from time to time.
Borrowing Policies
Our advisor believes that utilizing borrowing is consistent with our objective of maximizing the return to stockholders and providing us with added liquidity. By operating on a leveraged basis, we have more funds available for acquiring properties. This allows us to make more investments than would otherwise be possible, resulting in a more diversified portfolio.
At the same time, our advisor believes in utilizing leverage in a moderate fashion. Under our charter, we may not make or invest in mortgage loans, including construction loans, on any one property if the aggregate amount of all mortgage loans on such property would exceed an amount equal to 85% of the appraised value of such property unless substantial justification exists for exceeding such limit because of the presence of other underwriting criteria. Additionally, our charter limits our aggregate borrowings to 75% of the greater of cost (or 300% of net assets) (before deducting depreciation or other non-cash reserves) or market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Consistent with our advisor’s approach toward the moderate use of leverage, our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or market value of our gross assets, unless such borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. During the capital raising stage, our board of directors, including a majority of our independent directors has approved exceeding this limit because we are in the process of raising our equity capital to acquire our portfolio. After we have acquired a substantial portfolio, our advisor expects to target a leverage of 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2017 used to determine our estimated per share NAV. As of December 31, 2017, our ratio of debt to the cost (before deducting depreciation or other non-cash reserves) of our gross assets was 39.4% (39.0% including adjustment to debt for cash and cash equivalents), and our ratio of debt to the fair market value of our gross assets was 37.7%.
Our advisor uses its best efforts to obtain financing on the most favorable terms available to us. Under certain circumstances, lenders may have recourse to assets not securing the repayment of the indebtedness. Our advisor may elect to refinance properties during the term of a loan, but we expect this would occur only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing mortgage, when an existing mortgage matures or if an attractive asset becomes available and the proceeds from the refinancing can be used to purchase such asset. The benefits of the refinancing may include increased cash flow resulting from reduced debt service requirements, an increase in dividend distributions from proceeds of the refinancing, if any, and an increase in property ownership if some refinancing proceeds are reinvested in real estate.
Our ability to increase our diversification through borrowing may be adversely impacted if banks and other lending institutions reduce the amount of funds available for loans secured by real estate. When interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, we may purchase properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time. To the extent that we do not obtain mortgage loans on our properties, our ability to acquire additional properties will be restricted and we may not be able to adequately diversify our portfolio. Refer to Part I, Item 1A. Risk Factors — Risk Associated with Debt Financing in this Annual Report on Form 10-K.
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
Disposition Policies
We intend to hold each property we acquire for an extended period, generally in excess of five years for retail properties and seven years for office and industrial properties. Holding periods for other real estate-related investments may vary. Regardless of intended holding periods, circumstances might arise that could cause us to determine to sell an asset before the end of the expected holding period if we believe the sale of the asset would be in the best interests of our stockholders. The determination of whether a particular asset should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing and projected economic conditions, current tenant rolls and tenant creditworthiness, whether, depending on the asset’s tax attributes, we could apply the proceeds from the sale of the asset to acquire other assets, whether disposition of the asset would increase cash flow, and whether the sale of the asset would be a prohibited transaction under the Internal Revenue Code or otherwise impact our status as a REIT for federal income tax purposes. The selling price of a property that is net leased will be determined in large part by the amount of rent payable under the lease and the remaining lease term(s). If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. During the years ended December 31, 2017 and 2016, the Company had no dispositions. During the year ended December 31, 2015, we disposed of four retail properties and one anchored shopping center, for an aggregate gross sales price of $21.9 million and a gain of $5.6 million.
Acquisition of Properties from Affiliates of Cole Income NAV Strategy Advisors
We may acquire properties or interests in properties from, or in co-ownership arrangements with, entities affiliated with Cole Income NAV Strategy Advisors, including properties acquired from affiliates of Cole Income NAV Strategy Advisors engaged in construction and development of commercial real properties. We will not acquire any property from an affiliate of Cole Income NAV Strategy Advisors unless a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction determine that the transaction is fair and reasonable to us. The purchase price that we will pay for any property we acquire from affiliates of Cole Income NAV Strategy Advisors, including property developed by an affiliate of Cole Income NAV Strategy Advisors as well as property held by such an affiliate that has already been developed, will not exceed the current appraised value of the property. In addition, the price of the property we acquire from an affiliate of Cole Income NAV Strategy Advisors may not exceed the cost of the property to the affiliate, unless a majority of our directors (including a majority of our independent directors) determine that substantial justification for the excess exists and the excess is reasonable. During the year ended December 31, 2017, we did not purchase any properties from affiliates of our advisor.
Conflicts of Interest
We are subject to various conflicts of interest arising out of our relationship with our advisor and its affiliates, including conflicts related to the arrangements pursuant to which we compensate our advisor and its affiliates. Certain conflict resolution procedures are set forth in our charter and disclosed in our prospectus with respect to the Offering.
The officers and affiliates of our advisor will try to balance our interests with the interests of CIM and its affiliates and other programs sponsored or operated by CCO Group to whom they owe duties. However, to the extent that these persons take actions that are more favorable to other entities than to us, these actions could have a negative impact on our financial performance and, consequently, on distributions to our stockholders and the value of their investments. In addition, our directors and our officers may engage for their own account in business activities of the types conducted or to be conducted by our subsidiaries and us.
Our independent directors have an obligation to act on our behalf and on behalf of our stockholders in all situations in which a conflict of interest may arise.
As a result of the Services Agreement between VEREIT OP and CCO Group, we are subject to conflicts of interest arising out of our contractual relationship with VEREIT, Inc. (“VEREIT”), the publicly-traded (NYSE: VER) parent company of VEREIT OP, which also has investment objectives and targeted assets similar to ours. Conflicts of interest will also exist to the extent that we may acquire, or seek to acquire, properties in the same geographic areas where CIM or its affiliates own properties.
Interests in Other Real Estate Programs and Other Concurrent Offerings
Richard S. Ressler, our chief executive officer, president and one of our directors, who is also is a founder and principal of CIM and certain of its affiliates and a director of CCPT IV and CCIT III, and Nathan D. DeBacker, our chief financial officer and treasurer, act as executive officers to one or more other programs sponsored by CCO Group. One of our directors, W. Brian Kretzmer, also serves as a director of CCPT IV and CCIT III. Similarly, Glenn J. Rufrano, one of our directors, serves as a director of CCPT V, CCIT II and CCIT III, as well as chief executive officer and a director of VEREIT, the parent company of VEREIT OP, who provides certain services to us and our advisor through the Services Agreement. In addition affiliates of Cole Income NAV Strategy Advisors act as an advisor to, and certain of our executive officers and one of our directors act as executive officers and/or directors of CCPT IV, CCPT V, CCIT II and/or CCIT III, all of which are/or intend to be public, non-listed REITs offered, distributed and/or managed by affiliates of Cole Income NAV Strategy Advisors. In addition, all of these programs primarily focus on the acquisition and management of commercial properties subject to long-term net leases to creditworthy tenants and have acquired or may acquire assets similar to ours. VEREIT, CCPT IV, and CCPT V focus primarily on the retail sector, while CCIT II and CCIT III focus primarily on the corporate office and industrial sectors. Nevertheless, the investment strategy used by each REIT would permit them to purchase certain properties that may also be suitable for our portfolio.
CCPT IV’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on January 26, 2012. CCIT II’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on September 17, 2013. CCPT IV and CCIT II are no longer offering shares for investment to the public as of the date of this Annual Report on Form 10-K. CCPT V’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on March 17, 2014 and terminated on August 1, 2017. CCPT V’s follow-on offering of up to $1.5 billion in shares of common stock was declared effective by the SEC on August 1, 2017. CCIT III’s initial public offering of up to $3.5 billion in shares of common stock of two classes was declared effective by the SEC on September 22, 2016.
Other real estate programs sponsored or operated by CCO Group, including other real estate offerings in registration, could compete with us in the sale or operation of our assets. We will seek to achieve any operating efficiencies or similar savings that may result from affiliated management of competitive assets. However, to the extent such programs own or acquire property that is adjacent, or in close proximity, to a property we own, our property may compete with another program’s property for tenants or purchasers.
During the Initial Services Term of the Services Agreement, VEREIT OP will provide property acquisition services to us and CCO Group, and property acquisitions will be allocated among VEREIT and the real estate programs sponsored by CCO

Group pursuant to an asset allocation policy and in accordance with the terms of the Services Agreement. During this period, in the event that an acquisition opportunity has been identified that may be suitable for more than one of us, VEREIT or one or more other programs sponsored by CCO Group, and for which more than one of such entities has sufficient funds, then an allocation committee, which is comprised of employees of VEREIT and employees of CIM, CCO Group or their respective affiliates (the “Allocation Committee”), will examine the following factors, among others, in determining the entity for which the acquisition opportunity is most appropriate:
•the investment objective of each entity;
•the anticipated operating cash flows of each entity and the cash requirements of each entity;

•	the effect of the acquisition both on diversification of each entity’s investments by type of property, geographic area and tenant concentration;
•the amount of funds available to each program and the length of time such funds have been available to deploy;
•the policy of each entity relating to leverage of properties;
•the income tax effects of the purchase to each entity; and
•the size of the investment.
If, in the judgment of the Allocation Committee, the acquisition opportunity may be equally appropriate for more than one program, then the entity that has had the longest period of time elapse since it was allocated an acquisition opportunity of a similar size and type (e.g., office, industrial or retail properties) will be allocated such acquisition opportunity.
If a subsequent development, such as a delay in the closing of the acquisition or a delay in the construction of a property, causes any such acquisition opportunity, in the opinion of the Allocation Committee, to be more appropriate for an entity other than the entity to which the acquisition opportunity was allocated, the Allocation Committee may determine that VEREIT or another program sponsored by CCO Group will be allocated the acquisition opportunity. Our board of directors has a duty to ensure that the method used for the allocation of the acquisition of properties by VEREIT or by other programs sponsored by CCO Group seeking to acquire similar types of properties is applied fairly to us.
For programs sponsored by CCO Group that commenced operations on or after March 5, 2013, VEREIT retains a right of first refusal for all opportunities to acquire real estate and real estate-related assets or portfolios with a purchase price greater than $100 million. This right of first refusal applies to CCIT II, CCIT III and CCPT V, but does not apply to CCPT IV or us. During the Initial Services Term of the Services Agreement, all transactions with a purchase price at or below $100 million will be allocated among us, VEREIT and the other programs sponsored by CCO Group pursuant to the terms of the allocation policy described above.
In addition, after the Initial Services Term of the Services Agreement, CIM or its affiliates will have similar responsibilities for allocating acquisition opportunities among CIM and its affiliates, us and the other real estate programs sponsored by CCO Group, and in such circumstances will accordingly face similar conflicts of interest to those described above with respect to VEREIT OP during the Initial Services Term of the Services Agreement.
Although our board of directors has adopted a policy limiting the types of transactions that we may enter into with Cole Income NAV Strategy Advisors and its affiliates, including other real estate programs operated by CCO Group, we may still enter into certain such transactions, which are subject to inherent conflicts of interest. Similarly, joint ventures involving affiliates of Cole Income NAV Strategy Advisors also give rise to conflicts of interest. In addition, our board of directors may encounter conflicts of interest in enforcing our rights against our advisor or its affiliates in the event of a default by or disagreement with any of them or in invoking powers, rights or options pursuant to any agreement between us and our advisor, any of its affiliates, or another real estate program sponsored by CCO Group.
Other Activities of Cole Income NAV Strategy Advisors and Its Affiliates
We rely on our advisor, Cole Income NAV Strategy Advisors, and, during the Initial Services Term of the Services Agreement, VEREIT OP, for the day-to-day operation of our business. As a result of the interests of certain members of these entities’ management in CIM or its affiliates, VEREIT and/or other real estate programs sponsored by CCO Group, and the fact that such persons also are engaged, and will continue to engage, in other business activities, CIM, VEREIT OP, our advisor and their respective officers, key persons and affiliates may have conflicts of interest in allocating their time and resources among us, CIM, VEREIT OP, their respective affiliates and other real estate programs sponsored by CCO Group, as applicable. However, our advisor believes that it, CIM and their respective affiliates, along with VEREIT OP, have sufficient personnel to discharge fully their responsibilities to all of the other programs sponsored or operated by CIM, CCO Group or their respective affiliates, or VEREIT, and the other ventures in which they are involved.
Richard S. Ressler, our chief executive officer, president and one of our directors, is also a founder and principal of CIM and an officer/director of certain of its affiliates, and a director of CCPT IV and CCIT III. One of our directors, Glenn Rufrano, is also the chief executive officer and a director of VEREIT and a director of several other real estate programs sponsored by CCO Group. In addition, our chief financial officer and treasurer, Nathan D. DeBacker, is also an officer of other real estate programs sponsored by CCO Group. As a result, Messrs. Ressler, Rufrano and DeBacker may owe duties to these other entities and their stockholders or equity owners, as applicable, which may from time to time conflict with the duties that they owe to us and our stockholders.
From time to time our advisor may direct certain of its affiliates to acquire properties that would be suitable assets for us or may create special purpose entities to acquire properties for the specific purpose of selling the properties to us at a later time. Subsequently, we may acquire such properties from such affiliates, but any and all acquisitions from affiliates of our advisor must be approved by a majority of our directors, including a majority of independent directors, not otherwise interested in such transactions as being fair and reasonable to us. In addition our purchase price in any such transaction will be limited to the cost of the property to the affiliate, including acquisition-related expenses, unless a majority of the independent directors determines that there is substantial justification for any amount that exceeds such cost and that the difference is reasonable. Further, our charter provides that in no event will the purchase price of any asset acquired from an affiliate exceed its current appraised value as determined by an independent appraiser.
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
Our charter does not prohibit us from entering into transactions other than those described above with our directors, our advisor, our operator or any of their affiliates, subject to compliance with the requirements set forth under “— Certain Conflict Resolution Procedures,” including approval by a majority of our directors (including a majority of the independent directors), not otherwise interested in such transactions as being fair and reasonable to us and no less favorable to us than comparable terms and conditions available from unaffiliated third parties. Although we do not currently anticipate entering into any such transactions, we may sell assets to or acquire assets from affiliates of our advisor, make loans to or borrow from affiliates of our advisor and lease assets to or from affiliates of our advisor. In addition, we would not be precluded from internalizing our advisor if our board of directors were to determine an internalization transaction to be in the best interests of our stockholders.
Competition in Acquiring, Leasing and Reselling of Properties
There is a risk that a potential acquisition would be suitable for VEREIT and one or more programs operated by CCO Group, in which case the officers of our advisor will have a conflict of interest allocating the acquisition opportunity to us, VEREIT or another program. There is a risk that our advisor will choose a property that provides lower returns to us than a property purchased by VEREIT or another program operated by CCO Group. However, in such event, our advisor, with oversight by our board of directors, will determine which program will be first presented with the opportunity. Additionally, our advisor may cause a prospective tenant to enter into a lease for property owned by VEREIT or another program operated by CCO Group.
Conflicts of interest will also exist to the extent that we may acquire, or seek to acquire, properties in the same geographic areas where properties owned by CIM or its affiliates, VEREIT (during the Initial Services Term of the Services Agreement) or other programs operated by CCO Group are located. In such a case, a conflict could arise in the acquisition or leasing of properties in the event that we and CIM or its affiliates, VEREIT (during the Initial Services Term of the Services Agreement) or another program operated by CCO Group were to compete for the same properties or tenants, or a conflict could arise in connection with the resale of properties in the event that we and CIM or its affiliates, VEREIT (during the Initial Services Term of the Services Agreement) or another program operated by CCO Group were to attempt to sell similar properties at the same time, including, in particular, in the event CIM or its affiliates, VEREIT (during the Initial Services Term of the Services Agreement) or another program operated by CCO Group liquidates at approximately the same time as us. Conflicts of interest may also exist at such time as we or our affiliates managing property on our behalf seek to employ developers, contractors or building managers, as well as under other circumstances.
VEREIT and/or our property manager will seek to reduce conflicts relating to the employment of developers, contractors or building managers by making such prospective developers, contractors or building managers aware of all such properties with respect to which their services may be sought, regardless of whether such properties are owned by us or another program operated by CCO Group. In addition, VEREIT and/or our property manager will seek to reduce conflicts that may arise with respect to properties available for sale or rent by making prospective purchasers or tenants aware of all such properties, regardless of whether such properties are owned by us or another program operated by CCO Group. However, these conflicts cannot be fully avoided in that there may be differing compensation arrangements for employees at different properties or differing terms for resales or leasing of the various properties.
Dealer Manager
Since CCO Capital, our dealer manager, is an affiliate of our advisor, we will not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with the Offering. Accordingly, stockholders will have to rely on their own financial intermediary to make an independent review of the terms of the Offering. If a stockholder’s financial intermediary conducts an independent review of the Offering, and/or engages an independent due diligence reviewer to do so on its behalf, we expect that we will pay or reimburse the expenses associated with such review, which may create conflicts of interest. If a stockholder’s financial intermediary does not conduct such a review, the stockholder will not have the benefit of an independent review of the terms of the Offering. In addition, the sale of our shares of common stock in the Offering will result in distribution fees and dealer manager fees to CCO Capital, our dealer manager and an affiliate of our advisor.
Property Manager
Our properties are, and we anticipate that substantially all properties we acquire in the future will be, managed and leased by our property manager, CREI Advisors, an affiliate of our advisor, pursuant to property management and leasing agreements with our subsidiaries that hold title to our properties. We expect CREI Advisors to also serve as property manager for properties owned by other real estate programs sponsored by CCO Group, some of which may be in competition with our properties.
Receipt of Fees and Other Compensation by Cole Income NAV Strategy Advisors and Its Affiliates
Our advisor will receive substantial fees from us. These compensation arrangements could influence our advisor’s advice to us, as well as the judgment of the personnel of our advisor who serve as our officers or directors. Among other matters, the compensation arrangements could affect the judgment of our advisor’s personnel with respect to:

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

•	the decision to buy or sell an asset based on whether it will increase or decrease our NAV as opposed to whether it is the most suitable acquisition for our portfolio.
We will pay advisory fees to our advisor regardless of the quality of the services it provides during the term of the advisory agreement. Our advisor, however, has a fiduciary duty to us. The advisory agreement may be terminated by us or our advisor on 60 days’ notice.
Employees
We have no direct employees. The employees of Cole Income NAV Strategy Advisors and its affiliates provide services to us related to acquisitions and dispositions, property management, asset management, financing, accounting, stockholder relations and administration. The employees of CCO Capital, our dealer manager, provide wholesale brokerage services.
We are dependent on our advisor and its affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that these companies are unable to provide these services to us, we would be required to obtain such services from other sources.
We reimburse Cole Income NAV Strategy Advisors and its affiliates for expenses incurred in connection with its provision of administrative, acquisition, property management, asset management, financing, accounting and stockholder relations services, including personnel costs, subject to certain limitations. During the years ended December 31, 2017 and 2016, $5.0 million and $3.8 million, respectively, were incurred for reimbursement of services provided by Cole Income NAV Strategy Advisors and its affiliates in connection with the acquisition, management, operating and financing of our assets. Cole Income NAV Strategy Advisors agreed to permanently waive its right to receive certain operating expense reimbursements, for a total amount of $1.3 million, for the year ended December 31, 2015.

Reportable Segment
We operate on a consolidated basis in our commercial properties segment. See Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements in this Annual Report on Form 10-K.
Competition
As we purchase properties, we are in competition with other potential buyers for the same properties and may have to pay more to purchase the property than if there were no other potential acquirers or we may have to locate another property that meets our acquisition criteria. In addition, the leasing of real estate is highly competitive in the current market, and we may experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we may also be in competition with sellers of similar properties to locate suitable purchasers for our properties.
Property Concentrations
As of December 31, 2017, no single tenant accounted for greater than 10% of our 2017 annualized rental income. Tenants in the discount store and home furnishings industries accounted for 12% and 10%, respectively, of our 2017 annualized rental income. Additionally, we have certain geographic concentrations in our property holdings. In particular, as of December 31, 2017, 16 of our properties were located in Ohio, accounting for 12% of our 2017 annualized rental income.
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
In the event the Phase I environmental site assessment uncovers potential environmental problems with a property, our advisor will determine whether we will pursue the acquisition opportunity and whether we will have a “Phase II” environmental site assessment performed. The factors we may consider in determining whether to conduct a Phase II environmental site assessment include, but are not limited to, (1) the types of operations conducted on the property and surrounding properties, (2) the time, duration and materials used during such operations, (3) the waste handling practices of any tenants or property owners, (4) the potential for hazardous substances to be released into the environment, (5) any history of environmental law violations on the subject property and surrounding property, (6) any documented environmental releases, (7) any observations from the consultant that conducted the Phase I environmental site assessment, and (8) whether any party (e.g., surrounding property owners, prior owners or tenants) may be responsible for addressing the environmental conditions. We will determine whether to conduct a Phase II environmental site assessment on a case by case basis.
We have acquired and we expect that some of the properties that we continue to acquire may contain, at the time of our acquisition, or may have contained prior to our acquisition, storage tanks for the storage of petroleum products and other hazardous or toxic substances. All of these operations create a potential for the release of petroleum products or other hazardous or toxic substances. Some of our properties may be adjacent to or near other properties that have contained or currently contain storage tanks used to store petroleum products or other hazardous or toxic substances. In addition, certain of our properties may be on or adjacent to or near other properties upon which others, including former owners or tenants of our properties, have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous or toxic substances.
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
Supplement To Material U.S. Federal Income Tax Consequences
This summary is for general information purposes only and is not tax advice. This discussion does not address all aspects of taxation that may be relevant to particular holders of our securities in light of their personal investment or tax circumstances.
Recent Legislation
The recently enacted “Tax Cuts and Jobs Act”, generally applicable for tax years beginning after December 31, 2017, made significant changes to the Code, including a number of provisions of the Code that affect the taxation of businesses and their owners, including REITs and their stockholders.
Among other changes, the Tax Cuts and Jobs Act made the following changes:

•
For tax years beginning after December 31, 2017 and before January 1, 2026, (i) the U.S. federal income tax rates on ordinary income of individuals, trusts and estates have been generally reduced and (ii) non-corporate taxpayers are generally permitted to deduct 20% of certain pass-through business income, including dividends received from REITs that are not designated as capital gain dividends or qualified dividend income, subject to certain limitations.

•
The maximum U.S. federal income tax rate for corporations has been reduced from 35% to 21%, and corporate alternative minimum tax has been eliminated for corporations, which would generally reduce the amount of U.S. federal income tax payable by our taxable REIT subsidiaries (“TRSs”) and by us to the extent we were subject to corporate U.S. federal income tax (for example, if we distributed less than 100% of our taxable income or recognized built-in gains in assets acquired from C corporations). In addition, the maximum withholding rate on distributions by us to non-U.S. stockholders that are treated as attributable to gain from the sale or exchange of a U.S. real property interest is reduced from 35% to 21%.

•	Certain new limitations on the deductibility of interest expense now apply, which limitations may affect the deductibility of interest paid or accrued by us or our TRSs.

•	Certain new limitations on net operating losses now apply, which limitations may affect net operating losses generated by us or our TRSs.

•
A U.S. tax-exempt stockholder that is subject to tax on its unrelated business taxable income (“UBTI”) will be required to separately compute its taxable income and loss for each unrelated trade or business activity for purposes of determining its UBTI.

New accounting rules generally require us to recognize income items for federal income tax purposes no later than when we take the item into account for financial statement purposes, which may accelerate our recognition of certain income items.

ITEM 1A.	RISK FACTORS
Stockholders should carefully consider the following factors, together with all the other information included in this Annual Report on Form 10-K, in evaluating the Company and our business. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected, and stockholders may lose all or part of their investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
Risks Related to Our Business
We are considered to be a “blind pool,” as we currently have not identified all of the specific properties and real estate-related assets that we intend to purchase. For this and other reasons, an investment in our shares is speculative.
Since we have not identified all of the specific properties that we may purchase with future offering proceeds, this is a “blind pool.” Our stockholders will not be able to evaluate the economic merit of our additional acquisitions until after these acquisitions have been made. As a result, an investment in our shares is speculative.
Our stockholders should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stages of development. To be successful in this market, we and our advisor must, among other things:

•	identify and acquire assets that further our investment objectives;

•	increase awareness of the Cole Real Estate Income Strategy (Daily NAV), Inc. name within the investment products market;

•	expand and maintain our network of licensed broker-dealers and others who sell shares on our behalf and other agents;

•	rely on our advisor and its affiliates to attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted real estate and other investments, as well as for potential stockholders;

•	rely on our advisor and its affiliates to continue to build and expand our operations structure to support our business; and

•	rely on our advisor, who relies on its sub-advisor, and its affiliates and our board of directors to be continuously aware of, and interpret, marketing trends and conditions.
We may not succeed in achieving these goals, and our failure to do so could cause our stockholders to lose a significant portion of their investment.
The purchase and redemption of our shares is based on our NAV per share for each class, and the daily determination of our NAV per share is based upon subjective judgments, assumptions and opinions about future events that may or may not turn out to be correct. As a result, our daily NAV per share may not reflect the precise amount that might be paid to stockholders for their shares in a market transaction.
The purchase and redemption price for shares of our common stock is based on our NAV per share for each class each business day, which requires an estimate of the value of our assets and liabilities – consisting principally of illiquid commercial real estate and illiquid commercial real estate mortgages. Although quarterly valuations of each of our commercial real estate assets, related liabilities and notes receivable secured by real estate are performed by our independent valuation expert, our advisor also monitors our commercial real estate assets for events that may be expected to have a material impact on the most recent estimated values provided by our independent valuation expert. The valuation methodologies used to estimate the value of our commercial real estate assets, related liabilities and notes receivable secured by real estate involve subjective judgments, assumptions and opinions about future events, which may or may not turn out to be correct. Any resulting potential disparity in our NAV per share may be in favor of either stockholders who redeem their shares, or stockholders who buy new shares, or existing stockholders.

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
We have not established a minimum distribution payment level, and our ability to make distributions to our stockholders may be adversely affected by a number of factors, including the risk factors described herein. Our board of directors will make determinations regarding distributions based upon, among other factors, our financial performance, our debt service obligations, our debt covenants, and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our stockholders are:

•	the limited size of our real estate portfolio;

•	our inability to acquire, on a timely basis and in attractive commercial properties, the proceeds from sales of our shares;

•	our inability to realize attractive risk-adjusted returns on our investments;

•	unanticipated expenses or reduced revenues that reduce our cash flow or non-cash earnings;

•	defaults in our portfolio or decreases in the value of our properties; and

•	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.
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

We have paid, and may continue to pay, some of our distributions from sources other than cash flows from operations, including borrowings, proceeds from asset sales or the sale of securities, which may reduce the amount of capital we ultimately deploy in our real estate operations and may negatively impact the value of our common stock.
To the extent that cash flow from operations is insufficient to pay distributions or to fund redemptions, we may pay all or some of our distributions and fund all or some of our redemptions from borrowings by the REIT, proceeds from asset sales of the sale of our securities. We have no limits on the amounts we may use to pay distributions from sources other than cash flow from operations. The payment of distributions and redemptions from sources other than cash flow from operations may reduce the amount of proceeds available for acquisitions, negatively impact the value of our common stock and reduce the overall return. We expect that, from time to time, we may declare distributions and/or fund redemptions that exceed our cash flows from operations and in anticipation of future cash flows.
During the years ended December 31, 2017 and 2016, we paid distributions of $20.7 million and $12.5 million, respectively, including $10.3 million and $6.0 million, respectively, through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the years ended December 31, 2017 and 2016 was $19.3 million and $8.3 million, respectively, and reflected a reduction for real estate acquisition-related expenses incurred of $2.2 million and $3.3 million, respectively, in accordance with GAAP. Prior to the adoption of Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses, in April 2017, we treated our real estate acquisition-related fees and expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the years ended December 31, 2017 and 2016 includes the amount by which real estate acquisition-related fees and expenses have reduced net cash flows from operating activities of $849,000 and $3.3 million, respectively. The distributions paid during the year ended December 31, 2017, including shares issued pursuant to the DRIP, were funded by cash flows from operating activities of $19.3 million, or 93%, and proceeds from the Offering of $1.4 million or 7%. Our distributions for the year ended December 31, 2016 were funded by cash flows from operations, including cash flows in excess of distributions from the prior year, of $10.0 million , or 80%, and proceeds from the Offering of $2.5 million, or 20%.
If we raise substantially less than the maximum offering amount, we may not be able to construct a diverse portfolio of real estate and real estate-related assets, and the value of an investment in our stock may fluctuate more widely with the performance of specific investments.
We are dependent upon the proceeds to be received from the Offering to conduct our proposed investment activities. The Offering is being made on a “best efforts” basis, whereby our dealer manager and the broker/dealers that participate in the Offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. As a result, we do not know the amount of proceeds that will be raised in the Offering or that we will achieve sales of the maximum offering amount. If we raise substantially less than the maximum offering amount, we may not be able to acquire a diverse portfolio in terms of the number of assets owned, the geographic regions in which our properties are located and the types of assets that we acquire. An investment in shares of our common stock would be subject to greater risk to the extent that we lack a diversified portfolio. In addition, our fixed operating expenses, as a percentage of gross income, would be higher, and our financial condition and ability to pay distributions could be adversely affected if we are unable to raise substantial funds in the Offering.
We have experienced losses in the past, and we may experience additional losses in the future.
We have experienced net losses in the past (calculated in accordance with GAAP) and we may not be profitable or realize growth in the value of our assets. Many of our losses can be attributed to start-up costs, general and administrative expenses, depreciation and amortization, as well as acquisition expenses incurred in connection with purchasing properties or making other investments. Our ability to sustain profitability is uncertain, and depends on the demand for, and value of, our portfolio of properties. For a further discussion of our operational history and the factors affecting our losses, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K and our accompanying consolidated financial statements and notes thereto.

An inability to restore or enter into selling agreements with key broker-dealers would impact our ability to raise capital in the near term.
On October 29, 2014, VEREIT, the former indirect parent of our sponsor, announced that certain of its financial statements could no longer be relied upon. As a result, various broker-dealers and clearing firms participating in offerings operated by our sponsor prior to the Transaction suspended sales activity, resulting in a significant decrease in capital raising activity.
While certain of the broker-dealers and the clearing firms reengaged with our sponsor prior to the Transaction, there can be no assurance that the remaining broker-dealers will engage with CCO Group following the Transaction. If these circumstances continue for a prolonged period of time, our capital raising activity may continue to be negatively affected, and, therefore, our overall financial success could be adversely affected.
Following the expiration of the Initial Services Term of the Services Agreement, CCO Group, LLC may be unable to make, on a timely or cost-effective basis, the changes necessary to replace the services provided by VEREIT OP pursuant to the Services Agreement and otherwise operate our programs.
Pursuant to the Services Agreement, VEREIT OP will continue to provide certain services to CCO Group and to the Cole REITs, including operational real estate support, during the Initial Services Term of the Services Agreement. During that period, CCO Group, LLC intends to evaluate and effectuate an appropriate transition of these services to other CIM affiliates or third parties with the goal of ensuring continuity and minimizing disruption. We cannot assure our stockholders that CCO Group, LLC will be able to successfully identify or transition to itself or third parties, on a timely and cost-effective basis, the services provided by VEREIT OP pursuant to the Services Agreement and continue to effectively provide us services, and we cannot assure our stockholders that there will be no disruption in quality or quantity of services provided. Furthermore, any transition of such services to CCO Group, LLC or third parties could lead to increased expenses associated with such services. These increased expenses could materially and adversely affect our business, financial position or results of operations.
CIM, the new parent company of CCO Group, has limited experience in the business of operating or managing entities that engage in double- and triple-net lease activities, which is an important aspect of CCO Group’s operations.
CIM, the new parent company of CCO Group, has limited experience in the business of operating or managing entities that principally engage in double- or triple-net lease activities. While CIM’s management has considerable general real estate operational and management experience, and some members of CIM’s management have knowledge and abilities relating to double- or triple-net lease activities, sponsoring entities that principally engage in double- and triple-net lease activities is a new business for CIM with risks that differ from those to which CIM has been subject historically. There can be no assurance that CIM’s management will have the skills needed to operate CCO Group profitably, especially following the expiration of the Initial Services Term of the Services Agreement.
We may suffer from delays in locating suitable acquisitions, which could adversely affect our ability to pay distributions and to achieve our investment objectives.
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

Our participation in a co-ownership arrangement could subject us to risks that otherwise may not be present in other real estate assets, which could result in litigation or other potential liabilities that could increase our costs and negatively affect our results of operations.
We may enter in co-ownership arrangements with respect to a portion of the properties we acquire. Co-ownership arrangements involve risks generally not otherwise present with an acquisition of real estate and could result in litigation or other potential liabilities, such as the following:

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
We carry comprehensive liability, fire, extended coverage, and rental loss insurance covering all of the properties in our portfolio under one or more blanket insurance policies with policy specifications, limits and deductibles customarily carried for similar properties. In addition, we carry professional liability and directors’ and officers’ insurance, and cyber liability insurance. While select policy specifications and insured limits that we believe are appropriate and adequate given the relative risk of loss, insurance coverages provided by tenants, the cost of the coverage and industry practice, there can be no assurance that we will not experience a loss that is uninsured or that exceeds policy limits. In addition, we may reduce or discontinue terrorism, earthquake, flood or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. Our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage as the market value of our portfolio increases.

Further, we do not carry insurance for certain losses, including, but not limited to, losses caused by riots or war. Certain types of losses may be either uninsurable or not economically insurable, such as losses due to earthquakes, riots or acts of war. If we experience a loss that is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if the properties were irreparably damaged. In addition, we carry several different lines of insurance, placed with several large insurance carriers. If any one of these large insurance carriers were to become insolvent, we would be forced to replace the existing insurance coverage with another suitable carrier, and any outstanding claims would be at risk for collection. In such an event, we cannot be certain that we would be able to replace the coverage at similar or otherwise favorable terms. As a result of any of the situations described above, our financial condition and cash flows may be materially and adversely affected.
Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant and stockholder relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. We have implemented processes, procedures and internal controls to help mitigate cyber incidents, but these measures do not guarantee that a cyber incident will not occur or that attempted security breaches or disruptions would not be successful or damaging. A cyber incident could materially adversely impact our business, financial condition, results of operations, or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock.
The U.S. Department of Labor has issued a final regulation revising the definition of “fiduciary” and the scope of “investment advice” under Employee Retirement Income Security Act (“ERISA”), which may have a negative impact on our ability to raise capital.
On April 8, 2016, the U.S. Department of Labor issued a final regulation relating to the definition of a fiduciary under ERISA and Section 4975 of the Internal Revenue Code. The final regulation broadens the definition of fiduciary by expanding the range of activities that would be considered to be fiduciary investment advice under ERISA and is accompanied by new and revised prohibited transaction exemptions relating to investments by employee benefit plans subject to Title I of ERISA or retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (including IRAs). The final regulation and the related exemptions were expected to become applicable for investment transactions on and after April 10, 2017, but generally would not apply to purchases of our shares before the final regulation becomes applicable. However, on February 3, 2017, the President asked for additional review of this regulation; the results of such review are unknown. In response, on March 2, 2017, the U.S. Department of Labor published a notice seeking public comments on, among other things, a proposal to adopt a 60-day delay of the April 10 applicability date of the final regulation. On April 7, 2017, the U.S. Department of Labor published a final rule extending for 60 days the applicability date of the final regulation to June 9, 2017. However, certain requirements and exemptions under the regulation are implemented through a phased-in approach, and on November 27, 2017, the U.S. Department of Labor further delayed the implementation of certain requirements and exemptions. On March 15, 2018, the U.S. Court of Appeals for the Fifth Circuit vacated the fiduciary rule in its entirety, including the expanded definition of “investment advice fiduciary” and the associated exemptions. Accordingly, the final regulation does not apply in the Fifth Circuit, which includes Texas, Louisiana and Mississippi. It is unclear what impact this ruling will have on the final regulation – the U.S. Department of Labor could, among other things, seek review by the U.S. Supreme Court or further revise or withdraw the final regulation.
The final regulation and the accompanying exemptions are complex and may be subject to further revision or withdrawal. Plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding the impact of the final regulations on purchasing and holding shares of our common stock. The final regulation could have negative implications on our ability to raise capital from potential stockholders, including those investing through IRAs.

Risks Related to Conflicts of Interest
We are subject to conflicts of interest arising out of our relationships with our advisor and its affiliates, including the material conflicts discussed below. The “Conflicts of Interest” section of Part I, Item 1. of this Annual Report on Form 10-K provides a more detailed discussion of the conflicts of interest between us and our advisor and its affiliates, and our policies to reduce or eliminate certain potential conflicts.
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

•
the advisor’s role in estimating accruals of expenses for our independent fund accountant’s calculation of our daily NAV, as the fees of our advisor and its affiliates are based on our NAV, however, any intentionally inaccurate estimation of our daily net operating revenues, expenses and fees by our advisor could constitute a breach of its fiduciary duty to us and our stockholders, and may subject our advisor to significant liability; and

•
the amount of fees paid to our advisor and its affiliates. While the fees must be approved on an annual basis by our independent directors, the approval process may be constrained, to some extent, because the independent directors are likely to consider, among other factors, our stockholders’ expectation that affiliates of VEREIT and other programs sponsored by CCO Group will serve in management roles at our advisor and our dealer manager.

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

Payment of fees to our advisor and our dealer manager will reduce the cash available for investment and distribution and will increase the risk that a stockholder will not be able to recover the amount of their investment in our shares.
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
Other real estate programs sponsored or operated by CCO Group, as well as VEREIT, CIM and certain of its affiliates, use investment strategies that are similar to ours; therefore, our executive officers and the officers and key personnel of our advisor and its affiliates may face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor.
CCPT IV, CCPT V, CCIT II, CCIT III, CIM and its affiliates and VEREIT have characteristics, including targeted investment types, and investment objectives and criteria substantially similar to ours. As a result, we may be seeking to acquire properties and real estate-related assets at the same time as CIM or its affiliates, VEREIT or one or more of the other real estate programs sponsored or operated by CCO Group and managed by officers and key personnel of our advisor and/or its affiliates, and these other programs may use investment strategies and have investment objectives and criteria substantially similar to ours. Certain of our executive officers and the executive officers of our advisor also are executive officers of CIM or its affiliates and other programs sponsored or operated by CCO Group, the general partners of other private investment programs sponsored or operated by CCO Group and/or the advisors or fiduciaries of other real estate programs sponsored or operated by CCO Group. During the Initial Services Term of the Services Agreement, all transactions with a purchase price at or below $100 million will be allocated among VEREIT, us and the other real estate programs sponsored by CCO Group by an allocation committee, which is comprised of employees of VEREIT and employees of CIM, CCO Group and their respective affiliates, in a manner consistent with the policy described in Part I, Item 1. Business — Conflicts of Interest in this Annual Report on Form 10-K. Additionally, for programs sponsored or operated by CCO Group that commenced operations on or after March 5, 2013, VEREIT retains a right of first refusal for all opportunities to acquire real estate and real estate-related assets or portfolios with a purchase price greater than $100 million. This right of first refusal applies to CCIT II, CCIT III and CCPT V, but does not apply to CCPT IV or us. Accordingly, there is a risk that the allocation of acquisition opportunities may result in our acquiring a property that provides lower returns to us than a property purchased by VEREIT or another real estate program sponsored by CCO Group.
In addition, we have acquired, and may continue to acquire, properties in geographic areas where CIM or its affiliates, VEREIT or other real estate programs sponsored by CCO Group own properties. If one of these other real estate programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. Similar conflicts of interest may arise if our advisor recommends that we make or purchase mortgage loans or participations in mortgage loans, since CIM or its affiliates or other real estate programs sponsored by CCO Group may be competing with us for these investments.
Our officers, certain of our directors and our advisor, including its key personnel and officers, face conflicts of interest related to the positions they hold with affiliated and unaffiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to stockholders.
Mr. Ressler, our chief executive officer, president and one of our directors, is also a founder and principal of CIM and an officer/director of certain of its affiliates, as well as a director of CCPT IV and CCIT III. Furthermore, Glenn J. Rufrano, one of our directors, is the chief executive officer and a director of VEREIT and a director of several other real estate programs sponsored by CCO Group, and W. Brian Kretzmer, one of our directors, also serves as a director of CCPT IV and CCIT III. In addition, our chief financial officer and treasurer, Nathan D. DeBacker, is also an officer of other real estate programs sponsored by CCO Group. Also, our advisor and its key personnel are or may be key personnel of other current or future real estate programs that have investment objectives, targeted assets, and legal and financial obligations substantially similar to ours, and/or key personnel of the advisor to such programs, and they may have other business interests as well. As a result, Messrs. Ressler, Rufrano, Kretzmer and DeBacker may owe fiduciary duties to these other entities and their stockholders or equity owners, as applicable, which may from time to time conflict with the duties that they owe to us and our stockholders.
Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new acquisition opportunities, management time and operational expertise among us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) the timing and terms of the acquisition or sale of an asset, (4) development of our properties by affiliates, (5) investments with affiliates of our advisor, (6) compensation to our advisor and its affiliates, and (7) our relationship with, and compensation to, our dealer manager. Even if these persons do not violate their duties to us and our stockholders, they will have competing demands on their time and resources and may have conflicts of interest in allocating their time and resources among us and these other entities and persons. Should such persons devote insufficient time or resources to our business, returns on our investments may suffer.
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
Our future success depends to a significant degree upon certain key personnel of our advisor. If our advisor loses or is unable to attract and retain key personnel, our ability to achieve our investment objectives could be delayed or hindered, which could adversely affect our ability to pay distributions to our stockholders and the value of their investment.
Our success depends to a significant degree upon the contributions of certain executive officers and other key personnel of CCO Group and advisor. We cannot guarantee that all of these key personnel, or any particular person, will remain affiliated with us, CCO Group and/or our advisor. If any of our key personnel were to cease their affiliation with our advisor, our operating results could suffer. We believe that our future success depends, in large part, upon our advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our stockholders that CCO Group or our advisor will be successful in attracting and retaining such skilled personnel. If our advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investment may decline.
The termination or replacement of our advisor could trigger an event under our mortgage loans for some of our properties and the credit agreement governing for any line of credit we obtain.
Lenders may request provisions in the loan documentation that would make the termination or replacement of our advisor, without first obtaining the prior consent of the lender, an event of default. If an event of default occurs with respect to any of our financings, our ability to achieve our investment objectives could be adversely affected.
Our board of directors generally will not approve, in advance, the investment decisions made by our advisor.
Our board of directors has approved investment guidelines that delegate to our advisor the authority to (1) execute (i) real estate property acquisitions and dispositions and (ii) investments in other real estate-related assets, and to (2) contract with a sub-advisor to purchase and sell liquid assets, liquid real estate-related securities, cash and cash equivalents, in each case so long as such investments are consistent with our investment guidelines. As a result, our advisor has substantial latitude within these broad parameters in determining the types of assets that are proper investments for us. Our directors generally do not review, in advance, the investment decisions made by our advisor or sub-advisor. Instead, our directors review our investment guidelines on an annual basis and our portfolio on a quarterly basis or, in each case, as often as they deem appropriate. In conducting these periodic reviews, our directors rely primarily on information provided to them by our advisor. Furthermore, transactions entered into on our behalf by our advisor may be costly, difficult or impossible to unwind when they are subsequently reviewed by our board of directors.

Our charter permits us to acquire assets and borrow funds from affiliates of our advisor and sell or lease our assets to affiliates of our advisor, and any such transaction could result in conflicts of interest.
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
Our advisor faces conflicts of interest relating to joint ventures or other co-ownership arrangements that we may enter into with CIM or its affiliates, VEREIT or another real estate programs sponsored or operated by CCO Group, which could result in a disproportionate benefit to CIM or its affiliates, VEREIT or another real estate program sponsored or operated by CCO Group.
We may enter into joint ventures or co-ownership arrangements (including co-investment transactions) with CIM or its affiliates, VEREIT or another real estate program sponsored or operated by CCO Group for the acquisition, development or improvement of properties as well as the acquisition of real estate-related assets. Since one or more of the officers of our advisor are officers of CIM or its affiliates, including CCO Group and/or the advisors to other real estate programs sponsored or operated by CCO Group, our advisor may face conflicts of interest in determining which real estate program should enter into any particular joint venture or co-ownership arrangement. These persons also may have a conflict in structuring the terms of the relationship between us and any affiliated co-venturer or co-owner, as well as conflicts of interests in managing the joint venture, which may result in the co-venturer or co-owner receiving benefits greater than the benefits that we receive.
In the event we enter into joint venture or other co-ownership arrangements with CIM or its affiliates, VEREIT or another real estate program sponsored or operated by CCO Group, our advisor and its affiliates may have a conflict of interest when determining when and whether to buy or sell a particular property, or to make or dispose of another real estate-related asset. In addition, if we become listed for trading on a national securities exchange, we may develop more divergent goals and objectives from any affiliated co-venturer or co-owner that is not listed for trading. In the event we enter into a joint venture or other co-ownership arrangement with another real estate program sponsored or operated by CIM, CCO Group or their respective affiliates, or VEREIT, that has a term shorter than ours, the joint venture may be required to sell its properties earlier than we may desire to sell the properties. Even if the terms of any joint venture or other co-ownership agreement between us and VEREIT or a real estate program sponsored or operated by CIM or its affiliates, VEREIT or another real estate program operated by CCO Group grants us the right of first refusal to buy such properties, we may not have sufficient funds or borrowing capacity to exercise our right of first refusal under these circumstances. We have adopted certain procedures for dealing with potential conflicts of interest as further described in Part I, Item 1. Business — Conflicts of Interest in this Annual Report on Form 10-K.
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results.
An effective system of internal control over financial reporting is necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. As part of our ongoing monitoring of internal controls, we may discover material weaknesses or significant deficiencies in our internal controls that we believe require remediation. If we discover such weaknesses, we will make efforts to improve our internal controls in a timely manner. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can only provide reasonable, not absolute, assurance that the objectives of the system are met. Any failure to maintain effective internal controls, or implement any necessary improvements in a timely manner, could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock, or cause us to not meet our reporting obligations. Ineffective internal controls could also cause holders of our securities to lose confidence in our reported financial information, which would likely have a negative effect on business.
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
Our charter, with certain exceptions, authorizes our board of directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted prospectively or retroactively by our board of directors, no person may beneficially or constructively own more than 9.8% in value or number of shares, whichever is more restrictive, of our outstanding capital stock or more than 9.8% in value or number of shares, whichever is more restrictive, of our outstanding common stock pursuant to our charter. A person that did not acquire beneficially or constructively more than the applicable ownership limitations may become subject to such restrictions if redemptions by other stockholders cause such person’s holdings to exceed the applicable limits. Our ownership limitations may have the effect of delaying, deferring or preventing a change in control of the Company, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our stockholders.
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
The power of the board of directors to revoke our REIT election without stockholder approval may cause adverse consequences to our stockholders.
Our organizational documents permit our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if the board of directors determines that it is no longer in our best interest to continue to qualify as a REIT. In such a case, we would become subject to U.S. federal, state and local income tax on our net taxable income and we would no longer be required to distribute most of our net taxable income to our stockholders, which could have adverse consequences on the total return to holders of our common stock.
Our rights and the rights of our stockholders to recover claims against our directors and officers are limited, which could reduce our stockholders’ and our recovery against them if they cause us to incur losses.
MGCL provides that a director will not have any liability in such capacity if he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, subject to any limitations required by the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (which we refer to as the “NASAA REIT Guidelines”), Maryland law and our charter provide that no director or officer shall be liable to us or our stockholders for monetary damages unless the director or officer (1) actually received an improper benefit or profit in money, property or services or (2) was actively and deliberately dishonest as established by a final judgment. Moreover, our charter requires us to indemnify our directors and officers, subject to any limitations required by the NASAA REIT Guidelines and Maryland law. As a result, we and our stockholders may have more limited rights against our directors or officers than might otherwise exist under common law, which could reduce our stockholders’ and our recovery from these persons if they act in a manner that causes us to incur losses.
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
If we seek to internalize our management functions, we may be unable to obtain key personnel, which could adversely affect our operations and the value of an investment in our common stock.
If our board of directors determines that it is in our best interest to internalize our management functions, certain key employees of the advisor may not become our employees, but may instead remain employees of our advisor or its affiliates. An inability to manage an internalization transaction effectively could thus result in our incurring additional costs, including potentially significant litigation costs; or experiencing operational issues that could divert our management’s attention from management of our investments and negatively impact the value of an investment in our common stock.
An investment return may be reduced if we are deemed to be an investment company under the Investment Company Act of 1940 as amended (the “Investment Company Act”).
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
General Risks Associated with Real Estate Assets
To the extent we acquire industrial properties, the demand for and profitability of our industrial properties may be adversely affected by fluctuations in manufacturing activity in the United States.
We may acquire industrial properties that share some of the same core characteristics as our other commercial properties. To the extent we acquire industrial properties, such properties may be adversely affected if manufacturing activity decreases in the United States. Trade agreements with foreign countries have given employers the option to utilize less expensive non-U.S. manufacturing workers. The outsourcing of manufacturing functions could lower the demand for our industrial properties. Moreover, an increase in the cost of raw materials or decrease in the demand for housing could cause a slowdown in manufacturing activity, such as furniture, textiles, machinery and chemical products, and our profitability may be adversely affected.
If a major tenant declares bankruptcy, we may be unable to collect balances due under relevant leases, which could have a material adverse effect on our financial condition and ability to pay distributions to our stockholders.
The bankruptcy or insolvency of our tenants may adversely affect the income produced by our properties. Under bankruptcy law, a tenant cannot be evicted solely because of its bankruptcy and has the option to assume or reject any unexpired lease. If the tenant rejects the lease, any resulting claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. Our claim against the bankrupt tenant for unpaid and future rent will be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and it is unlikely that a bankrupt tenant that rejects its lease would pay in full amounts it owes us under the lease. Even if a lease is assumed and brought current, we still run the risk that a tenant could condition lease assumption on a restructuring of certain terms, including rent, that would have an adverse impact on us. Any shortfall resulting from the bankruptcy of one or more of our tenants could adversely affect our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock.
In addition, the financial failure of, or other default by, one or more of the tenants to whom we have exposure could have an adverse effect on the results of our operations. While we evaluate the creditworthiness of our tenants by reviewing available financial and other pertinent information, there can be no assurance that any tenant will be able to make timely rental payments or avoid defaulting under its lease. If any of our tenants’ businesses experience significant adverse changes, they may fail to make rental payments when due, close a number of stores, exercise early termination rights (to the extent such rights are available to the tenant) or declare bankruptcy. A default by a significant tenant or multiple tenants could cause a material reduction in our revenues and operating cash flows. In addition, if a tenant defaults, we may incur substantial costs in protecting our asset.
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
In connection with the acquisitions of properties, we may assume existing liabilities, some of which may have been unknown or unquantifiable at the time of the transaction. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants or other persons dealing with the sellers prior to our acquisition of the properties, tax liabilities, and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. If the magnitude of such unknown liabilities is high, either singly or in the aggregate, it could adversely affect our business, financial condition, liquidity and results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock.
We are primarily dependent on single-tenant leases for our revenue and, accordingly, if we are unable to renew leases, lease vacant space, including vacant space resulting from tenant defaults, or re-lease space as leases expire on favorable terms or at all, our financial condition could be adversely affected.
Our portfolio is primarily comprised of freestanding, single-tenant commercial properties that are net leased to a single tenant. Therefore, the financial failure of, or other default in payment by, a single tenant under its lease may cause a significant reduction in our operating cash flows from that property and could cause a significant reduction in our revenues. In addition, to the extent that we enter into a master lease with a particular tenant, the termination of such master lease could affect each property subject to the master lease, resulting in the loss of revenue from all such properties.
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
As of December 31, 2017, we derived approximately:

•	12% of our 2017 gross annualized rental revenues from tenants in Ohio; and

•	12% and 10% of our 2017 gross annualized rental revenues from tenants in the discount store and home furnishings industries.
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
Under the terms of the majority of our net leases, in addition to satisfying their rent obligations, our tenants will be responsible for the payment or reimbursement of property expenses such as real estate taxes, insurance and ordinary maintenance and repairs. However, under the provisions of certain existing leases and leases that we may enter into in the future with our tenants, we may be required to pay some or all of the expenses of the property, such as the costs of environmental liabilities, roof and structural repairs, real estate taxes, insurance, certain non-structural repairs and maintenance. If our properties incur significant expenses that must be paid by us under the terms of our leases, our business, financial condition and results of operations may be adversely affected and the amount of cash available to meet expenses and to pay distributions to stockholders may be reduced.
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

•	changes in supply of or demand for similar properties in a given market or metropolitan area that will result in changes in market rental rates or occupancy levels;

•	increased competition for real property assets targeted by our investment strategy;

•	bankruptcies, financial difficulties or lease defaults by our tenants;

•	changes in interest rates and availability of financing; and

•	changes in government rules, regulations and fiscal policies, including changes in tax, real estate, environmental and zoning laws.
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
Any deterioration of domestic or international financial markets could impact the availability of credit or contribute to rising costs of obtaining credit and therefore, could have the potential to adversely affect the value of our assets, the availability or the terms of financing, our ability to make principal and interest payments on, or refinance, and indebtedness and/or, for our leased properties, the ability of our tenants to enter into new leasing transactions or satisfy their obligations, including the payment of rent, under existing leases. The market environment also could affect our operating results and financial condition as follows:

•
Debt Markets — The debt market is sensitive to the macro environment, such as Federal Reserve policy, market sentiment, or regulatory factors affecting the banking and commercial mortgage backed securities (“CMBS”) industries. Should overall borrowing costs increase, due to either increases in index rates or increases in lender spreads, our operations may generate lower returns.

•
Real Estate Markets — While incremental demand growth has helped to reduce vacancy rates and support modest rental growth in recent years, and while improving fundamentals have resulted in gains in property values, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the most recent economic downturn. If recent improvements in the economy reverse course, the properties we acquire could substantially decrease in value after we purchase them. Consequently, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge or record a loss on sale in our earnings.

We may be unable to secure funds for future leasing commissions, tenant improvements or capital needs, which could adversely impact our ability to pay cash distributions to our stockholders.
When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for leasing commissions, tenant improvements and tenant refurbishments to the vacated space. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs and other expenses, we could be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. If we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain funds from available sources, if any, including operating cash flows, borrowings sales from offerings of our securities, or property sales. The use of cash from these sources may reduce the amount of capital we have available to acquire real estate, negatively impact the value of an investment in our common stock and reduce overall return. If additional capital is not available, this may adversely impact the value of the properties and our ability to attract new tenants.
We may be unable to successfully expand our operations into new markets.
Each of the risks described in the previous risk factors that are applicable to our ability to acquire and successfully integrate and operate properties in the markets in which our properties are located are also applicable to our ability to acquire and successfully integrate and operate properties in new markets. In addition to these risks, we may not possess the same level of familiarity with the dynamics and market conditions of certain new markets that we may enter, which could adversely affect our ability to expand into those markets. We may be unable to build a significant market share or achieve a desired return on our assets in new markets. If we are unsuccessful in expanding into new markets, it could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock.
We face significant competition for tenants for our properties, which may impact our ability to attract and retain tenants at reasonable rent levels.
We face significant competition from owners, operators and developers of retail real estate properties. Substantially all of our properties face competition from similar properties in the same market. This competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to lease available space at lower prices than the space in our properties. Due to such competition, the terms and conditions of any lease that we enter into with our tenants may vary substantially from those we describe in this prospectus.

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
Because real estate assets are relatively illiquid, it could be difficult for us to promptly sell one or more of our real estate properties on favorable terms. This may limit our ability to change our portfolio promptly in response to adverse changes in the performance of any such property or economic or market trends. In addition, federal tax laws that impose a 100% excise tax on gains from sales of dealer property by a REIT (generally, property held for sale, rather than investment) could limit our ability to sell properties and may affect our ability to sell properties without adversely affecting returns to our stockholders. These restrictions could adversely affect our ability to achieve our investment objectives.
Our properties where the underlying tenant has a below investment grade credit rating, as determined by major credit rating agencies, or has an unrated tenant may have a greater risk of default.
As of December 31, 2017, approximately 60.2% of our tenants were not rated or did not have an investment grade credit rating from a major ratings agency or were not affiliates of companies having an investment grade credit rating. Our properties with such tenants may have a greater risk of default and bankruptcy than properties leased exclusively to investment grade tenants. When we acquire properties where the tenant does not have a publicly available credit rating, we will use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes reviewing the tenant’s financial information (i.e., financial ratios, net worth, revenue, cash flows, leverage and liquidity, if applicable). If our ratings estimates are inaccurate, the default or bankruptcy risk for the subject tenant may be greater than anticipated. If our lender or a credit rating agency disagrees with our ratings estimates, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property or may require us to maintain specified debt levels for a period of years on some properties.
A lock-out provision is a provision that prohibits the prepayment of a loan during a specified period of time. Lock-out provisions may include terms that provide strong financial disincentives for borrowers to prepay their outstanding loan balance. If a property is subject to a lock-out provision we may be materially restricted from or delayed in selling or otherwise disposing of or refinancing such property. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of our shares relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

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
We routinely evaluate our real estate assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and lease structure. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. Since our investment focus is on properties net leased to a single tenant, the financial failure of, or other default by, a single tenant under its lease may result in a significant impairment loss. If we determine that an impairment has occurred, we would be required to make a downward adjustment to the net carrying value of the property, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded. Negative developments in the real estate market may cause management to reevaluate the business and macro-economic assumptions used in its impairment analysis. Changes in management’s assumptions based on actual results may have a material impact on the Company’s financial statements.
We may obtain only limited warranties when we purchase a property and typically have only limited recourse in the event our due diligence did not identify any issues that lower the value of our property.
The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property.
Joint ventures could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of co-venturers and disputes between us and our co-venturers.
We have and we may continue to co-invest in the future with third parties through partnerships or other entities, which we collectively refer to as joint ventures, acquiring non-controlling interests in or sharing responsibility for managing the affairs of the joint venture. In such event, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Joint ventures may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their required capital contributions. Co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers.
In addition, our joint ventures may be considered variable interest entities, which may not be consolidated for purposes of financial reporting and may be reflected under the equity method of accounting on our balance sheets contained in our annual and quarterly reports. Consequently, this non-consolidation could be material for the purpose of analyzing our financial position.
Terrorism and war could harm our operating results.
The strength and profitability of our business depends on demand for and the value of our properties. Future terrorist attacks in the United States, such as the attacks that occurred in New York and the District of Columbia on September 11, 2001 and in Boston on April 15, 2013, and other acts of terrorism or war may have a negative impact on our operations. Terrorist attacks in the United States and elsewhere may result in declining economic activity, which could harm the demand for and the value of our properties. In addition, the public perception that certain locations are at greater risk for attack, such as major airports, ports, and rail facilities, may decrease the demand for and the value of our properties near these sites. A decrease in demand could make it difficult for us to renew or re-lease our properties at these sites at lease rates equal to or above historical rates. Such terrorist attacks could have an adverse impact on our business even if they are not directed at our properties.
In addition, the terrorist attacks of September 11, 2001 have substantially affected the availability and price of insurance coverage for certain types of damages or occurrences, and our insurance policies for terrorism include large deductibles and co-payments. Although we maintain terrorism insurance coverage on our portfolio, the amount of our terrorism insurance coverage may not be sufficient to cover losses inflicted by terrorism and therefore could expose us to significant losses and have a negative impact on our operations.
Costs of complying with environmental laws and regulations may adversely affect our income and the cash available for any distributions.
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
Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on its balance sheet. If the lease does not meet the criteria for a capital lease, the lease is to be considered an operating lease by the tenant, and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. The Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board conducted a joint project to re-evaluate lease accounting. In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”), which will require that a tenant recognize assets and liabilities on the balance sheet for all leases with a lease term of more than 12 months, with the result being the recognition of a right of use asset and a lease liability and the disclosure of key information about the entity’s leasing arrangements. These and other potential changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how our real estate leasing business is conducted. For example, with the ASU 2016-02 revision, companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets under current practice could be reduced or eliminated. This impact in turn could make it more difficult for us to enter into leases on terms we find favorable. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the full impact ASU 2016-02 will have on its consolidated financial statements; however, the Company will adopt ASU 2016-02 as of January 1, 2019.
Changes in accounting standards may adversely impact our financial condition and/or results of operations.
We are subject to the rules and regulations of the FASB related to GAAP. Various changes to GAAP are constantly being considered, some of which could materially impact our reported financial condition and/or results of operations. Also, to the extent that public companies in the United States would be required in the future to prepare financial statements in accordance with International Financial Reporting Standards instead of the current GAAP, this change in accounting standards could materially affect our financial condition or results of operations.
Compliance with the Americans with Disabilities Act of 1990, as amended, and fire, safety and other regulations may require us to make unanticipated expenditures that could significantly reduce the cash available for distributions on our common stock.
Our properties are subject to regulation under federal laws, such as the Americans with Disabilities Act of 1990, as amended (the “ADA”), pursuant to which all public accommodations must meet federal requirements related to access and use by disabled persons. Although we believe that our properties substantially comply with present requirements of the ADA, we have not conducted an audit or investigation of all of our properties to determine our compliance. If one or more of our properties or future properties are not in compliance with the ADA, we might be required to take remedial action, which would require us to incur additional costs to bring the property into compliance. Noncompliance with the ADA could also result in imposition of fines or an award of damages to private litigants.
Additional federal, state and local laws also may require modifications to our properties or restrict our ability to renovate our properties. We cannot predict the ultimate amount of the cost of compliance with the ADA or other legislation.
In addition, our properties are subject to various federal, state and local regulatory requirements, such as state and local earthquake, fire and life safety requirements. If we were to fail to comply with these various requirements, we might incur governmental fines or private damage awards. If we incur substantial costs to comply with the ADA or any other regulatory requirements, our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock could be materially adversely affected. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties.

Risks Associated with Debt Financing
We have incurred mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to make distributions, and decrease the value of our stockholders’ investment.
We have financed, and intend to continue to finance, a portion of the purchase price of properties by borrowing funds. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the cost of our properties before non-cash reserves and depreciation. Our board of directors, including our independent directors has adopted a policy limiting our borrowing to 60%, absent special approval by a majority of our independent directors. As of the date of this Annual Report on Form 10-K, we have sought and received approval of our independent directors to exceed this limit because we are in the process of raising our equity capital to acquire our portfolio.
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
High debt levels will cause us to incur higher interest charges, which would result in higher debt service payments and could be accompanied by restrictive covenants. If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on that property, then the amount available for distributions to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of an investment in our common stock. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. In such event, we may be unable to pay the amount of distributions required in order to qualify and maintain our qualification as a REIT. We may give full or partial guarantees to lenders of recourse mortgage debt to the entities that own our properties. If we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgage contains cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected, which could result in us losing our REIT status and would result in a decrease in the value of our stockholders’ investment.
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
We have incurred, and in the future may incur additional, indebtedness, that bears interest at a variable rate. To the extent that we incur variable rate debt and do not hedge our exposure thereunder, increases in interest rates would increase the amounts payable under such indebtedness, which could reduce our operating cash flows and our ability to pay distributions to our stockholders. In addition, if our existing indebtedness matures or otherwise becomes payable during a period of rising interest rates, we could be required to liquidate one or more of our properties at times that prevent realization of the maximum return on such assets.

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
Additionally, if we incur additional indebtedness in connection with any future deployment of capital or development projects or for any other purpose, our debt service obligations could increase. We may need to refinance all or a portion of our indebtedness before maturity. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things:

•	our financial condition and market conditions at the time;

•	restrictions in the agreements governing our indebtedness;

•	general economic and capital market conditions;

•	the availability of credit from banks or other lenders; and

•	our results of operations
As a result, we may not be able to refinance our indebtedness on commercially reasonable terms, or at all. If we do not generate sufficient cash flow from operations, and additional borrowings or refinancings or proceeds of asset sales or other sources of cash are not available to us, we may not have sufficient cash to enable us to meet all of our obligations. Accordingly, if we cannot service our indebtedness, we may have to take actions such as seeking additional equity, or delaying any strategic acquisitions and alliances or capital expenditures, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or maintain our level of distributions on our common stock.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property or discontinue insurance coverage. In addition, loan documents may limit our ability to replace the property manager or terminate certain operating or lease agreements related to the property. These or other limitations imposed by a lender may adversely affect our flexibility and our ability to pay distributions on our common stock.
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

Risks Associated with Real Estate-Related Assets
The real estate-related equity securities in which we may acquire are subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate securities.
We may acquire equity securities of both publicly traded and private real estate companies, which involves a higher degree of risk than debt securities due to a variety of factors, including that such investments are subordinate to creditors and are not secured by the issuer’s property. Our investments in real estate-related equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate, including risks relating to rising interest rates.
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

U.S. Federal Income and Other Tax Risks
Failure to remain qualified as a REIT would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.
We believe that our prior, current and proposed organization, ownership and method of operation has enabled and will enable us to meet the requirements for qualification and taxation as a REIT. However, we cannot assure stockholders in our common stock that we have qualified or will qualify as such. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Code as to which there are only limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control. Future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification.
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
Even if we maintain our status as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. For example, to the extent we satisfy the 90% distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified under the Code. Further, any taxable REIT subsidiary (“TRS”) we establish will be subject to regular corporate U.S. federal, state and local taxes. Any of these taxes would decrease cash available for distribution to stockholders.
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
As of the date of this Annual Report on Form 10-K, our operating partnership is a disregarded entity for U.S. federal income tax purposes. Our operating partnership will become a partnership for U.S. federal income tax purposes if and when it issues interests to a person other than the Company or an entity disregarded from the Company for tax purposes. As a partnership, our operating partnership would not be subject to U.S. federal income tax on its income. Instead, each of its partners, including us, would be required to take into account its allocable share of the operating partnership’s income. No assurance can be provided, however, that the IRS would not challenge our operating partnership’s status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our operating partnership as a corporation for tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, cease to qualify as a REIT. Also, our operating partnership would become subject to U.S. federal, state and local income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.
Dividends payable by REITs generally do not qualify for reduced tax rates available for some dividends.
Income from "qualified dividends" payable to U.S. stockholders that are individuals, trusts and estates are generally subject to tax at preferential rates. Dividends payable by REITs, however, generally are not eligible for the preferential tax rates applicable to qualified dividend income. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the preferential rates continue to apply to regular corporate qualified dividends, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of our securities. However, under the Tax Cuts and Jobs Act, non-corporate U.S. stockholders of REITs are entitled to a deduction equal to 20% of any “qualified REIT dividends.” A qualified REIT dividend is defined as any dividend from a REIT that is not a capital gain dividend or a dividend attributable to dividend income from U.S. corporations or certain non-U.S. corporations. A non-corporate U.S. stockholder’s ability to claim a deduction equal to 20% of qualified REIT dividends received may be limited by the stockholder’s particular circumstances.
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
In addition, if we fail to comply with certain asset ownership tests at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification. As a result, we may be required to liquidate otherwise attractive assets. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability or reduce our operating flexibility, including the recently passed Tax Cuts and Jobs Act.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect our taxation and our ability to continue to qualify as a REIT, or the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their own tax advisor with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that acquires real estate to elect to be treated for U.S. federal income tax purposes as a regular corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders .

In addition, on December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and businesses, generally effective for taxable years beginning after December 31, 2017. The Tax Cuts and Jobs Act makes major changes to the Code, including a number of provisions of the Code that affect the taxation of REITs and their stockholders. Among the changes made by the Tax Cuts and Jobs Act are permanently reducing the generally applicable corporate tax rate, generally reducing the tax rate applicable to individuals and other noncorporate taxpayers for tax years beginning after December 31, 2017 and before January 1, 2026, eliminating or modifying certain previously allowed deductions (including substantially limiting interest deductibility and, for individuals, the deduction for non-business state and local taxes), and, for taxable years beginning after December 31, 2017 and before January 1, 2026, providing for preferential rates of taxation through a deduction of up to 20% (subject to certain limitations) on most ordinary REIT dividends and certain trade or business income of non-corporate taxpayers. The Tax Cuts and Jobs Act also imposes new limitations on the deduction of net operating losses and requires us to recognize income for tax purposes no later than when we take it into account on our financial statements, which may result in us having to make additional taxable distributions to our stockholders in order to comply with REIT distribution requirements or avoid taxes on retained income and gains. The Tax Cuts and Jobs Act also makes numerous large and small changes to the tax rules that do not affect the REIT qualification rules directly but may otherwise affect us or our stockholders.
While the changes in the Tax Cuts and Jobs Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Internal Revenue Code may have unanticipated effects on us or our stockholders. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification and unintended consequences that will have to be revisited in subsequent tax legislation. At this point, it is not clear if or when Congress will address these issues or when the Internal Revenue Service will issue administrative guidance on the changes made in the Tax Cuts and Jobs Act.
We urge our stockholders to consult with their own tax advisor with respect to the status of the Tax Cuts and Jobs Act and other legislative, regulatory or administrative developments and proposals and their potential effect on holding our common stock.
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
Even if we continue to qualify as a REIT for U.S. federal income tax purposes, we will be required to pay some state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially. If the property taxes we pay increase and if any such increase is not reimbursable under the terms of our lease, then our cash flows will be impacted, which in turn could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or maintain our level our distributions on our common stock.
Non-U.S. stockholders may be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax upon the disposition of our shares.
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a “U.S. real property interest” (“USRPI”) under the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”). Our common stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe that we are a domestically-controlled qualified investment entity. Because our shares may be purchased or redeemed on any business day, no assurance can be given that we are, have been during the applicable testing period, or will be, a domestically-controlled qualified investment entity.

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
The share transfer and ownership restrictions applicable to REITs contained in our charter may inhibit market activity in our shares of stock and restrict our business combination opportunities.
In order to continue to qualify as a REIT, five or fewer individuals, as defined in the Internal Revenue Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Internal Revenue Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help ensure that we meet these tests, our charter restricts the acquisition and ownership of our shares of stock.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted prospectively or retroactively by the board of directors, for so long as we continue to qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Internal Revenue Code) more than 9.8% in value or number of shares, whichever is more restrictive, of our outstanding capital stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of the aggregate of our outstanding shares of common stock. The board of directors, in its sole discretion and upon receipt of certain representations and undertakings, may exempt a person (prospectively or retrospectively) from the ownership limits. However, the board of directors may not, among other limitations, grant an exemption from these ownership restrictions to any proposed transferee whose ownership, direct or indirect, in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if the board of directors determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to so qualify as a REIT.
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
For qualified accounts, if an investment in our common stock constitutes a prohibited transaction under ERISA or the Internal Revenue Code, it is possible that our stockholders may be subject to the imposition of significant excise taxes and penalties with respect to the amount invested. In order to avoid triggering additional taxes and/or penalties, if our stockholders intend to invest in our shares through pension or profit-sharing trusts or IRAs, they should consider additional factors.
If our stockholders are investing the assets of any of the entities identified in the prior sentence in our common stock, our stockholders should satisfy themselves that, among other things:

•	their investment is consistent with their fiduciary obligations under applicable law, including common law, ERISA and the Code;

•	their investment is made in accordance with the documents and instruments governing the trust, plan or IRA, including a plan’s investment policy;

•	their investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404 (a)(1)(C) of ERISA, if applicable, and other applicable provisions of ERISA and the Code;

•	their investment will not impair the liquidity needs to satisfy minimum and other distribution requirements of the trust, plan or IRA and the withholding requirements that may be applicable;

•	their investment will not produce “unrelated business taxable income” for the plan or IRA;

•	they will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the applicable trust, plan or IRA document; and

•	their investment will not constitute a non-exempt prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.
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
As a general rule, certain employee benefit plans, including foreign pension plans, governmental plans established or maintained in the United States (as defined in Section 3(32) of ERISA), and certain church plans (as defined in Section 3(33) of ERISA), are not subject to ERISA’s requirements and are not “benefit plan investors” within the meaning of the plan asset regulations of the U.S. Department of Labor. Any such plan that is qualified and exempt from taxation under Sections 401(a) and 501(a) of the Internal Revenue Code may nonetheless be subject to the prohibited transaction rules set forth in Section 503 of the Internal Revenue Code and, under certain circumstances in the case of church plans, Section 4975 of the Internal Revenue Code. Also, some foreign plans and governmental plans may be subject to foreign, state, or local laws which are, to a material extent, similar to the provisions of ERISA or Section 4975 of the Internal Revenue Code. Each fiduciary of a plan subject to any such similar law should make its own determination as to the need for and the availability of any exemption relief.

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
Market Information
As of March 26, 2018, we had approximately 27.0 million shares of common stock outstanding (16.6 million W Shares, 9.5 million A Shares and 953,000 I Shares), held by a total of 9,286 stockholders of record. The numbers of stockholders is based on the records of DST Systems, Inc., which serves as our registrar and transfer agent.
Although we have adopted a redemption program which provides limited liquidity, there is no established trading market for our common stock, we do not expect that a public market will ever develop and our charter does not require a liquidity event at any time in the future. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Pursuant to the Offering, we are selling shares of our common stock to the public at a price that will vary from day-to-day and, on any given day, will be equal, for each class of common stock, to our NAV per share for such class. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.
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
Our goal is to provide an estimate of the market value of our shares. However, the majority of our assets will consist of commercial real estate assets and, as with any commercial real estate valuation protocol, the conclusions reached by our independent valuation expert will be based on a number of judgments, assumptions and opinions about future events that may or may not prove to be correct. The use of different judgments, assumptions or opinions would likely result in different estimates of the value of our commercial real estate assets. In addition, on any given day, our published NAV per share for each class may not fully reflect certain material events, to the extent that the financial impact of such events on our portfolio is not immediately quantifiable or known. As a result, the daily calculation of our NAV per share for each class may not reflect the precise amount that might be paid for a stockholder’s shares in a market transaction, and any potential disparity in our NAV per share for each class may be in favor of either stockholders who redeem their shares, or stockholders who buy new shares, or existing stockholders.
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
During the year ended December 31, 2017, we received valid redemption requests for, and redeemed, approximately 1.8 million W Shares, 318,000 A Shares and 242,000 I Shares of our common stock for $32.2 million, $5.7 million, and $4.4 million, respectively. Subsequent to December 31, 2017, we redeemed approximately 361,000 W Shares, approximately 91,000 A Shares and approximately 117,000 I Shares for $6.6 million, $1.6 million and $2.2 million, respectively. During the year ended December 31, 2016, we received valid redemption requests for, and redeemed, approximately 782,000 W Shares and 104,000 A Shares of our common stock for $14.3 million and $1.9 million, respectively. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth above. We funded such redemptions with available cash, proceeds from our credit facility, proceeds from our liquid investments and proceeds from the sale of additional shares.

During the three-month period ended December 31, 2017, we redeemed shares as follows:

Period	Share Class	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2017 - October 31, 2017
	W Shares	257,604	$18.15	257,604	(1)
	A Shares	28,415	$17.91	28,415	(1)
	I Shares	—	$—	—	(1)
November 1, 2017 - November 30, 2017
	W Shares	217,845	$18.27	217,845	(1)
	A Shares	46,781	$18.05	46,781	(1)
	I Shares	—	$—	—	(1)
December 1, 2017 - December 31, 2017
	W Shares	89,912	$18.30	89,912	(1)
	A Shares	56,261	$17.85	56,261	(1)
	I Shares	189,570	$18.46	189,570	(1)
Total		886,388		886,388
 ____________________________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
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
For federal income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a nontaxable return of capital, reducing the tax basis in each U.S. stockholder’s shares. In addition, the amount of distributions in excess of a U.S. stockholder’s tax basis in such shares will be taxable as gain realized from the sale of those shares. See Note 15 — Income Taxes to our consolidated financial statements in this Annual Report on Form 10-K for the character of the distributions paid during the years ended December 31, 2017, 2016 and 2015.

The following table shows the distributions declared on a per share basis during the years ended December 31, 2017, 2016, and 2015 (in thousands, except per share data):

Year Ending December 31,	Share Class	Total Distributions Declared	Distributions Declared per Common Share
2017	W Shares	$14,095	$0.98
	A Shares	$6,396	$0.98
	I Shares	$928	$0.98
2016	W Shares	$9,802	$0.98
	A Shares	$2,647	$0.98
	I Shares	$709	$0.98
2015	W Shares	$6,362	$0.98
	A Shares	$962	$0.98
	I Shares	$413	$0.98
Use of Public Offering Proceeds
On December 6, 2011, the Initial Registration Statement for our public offering of up to $4.0 billion in shares of common stock was declared effective under the Securities Act. On August 26, 2013, the Multi-Class Registration Statement was declared effective under the Securities Act; we designated the existing shares of our common stock that were sold prior to such date to be W Shares and registered two new classes of our common stock, A Shares and I Shares. On February 10, 2017, the Continuing Offering Registration Statement was declared effective under the Securities Act; we are offering up to $4.0 billion in shares of common stock of the three classes, covering up to $3.5 billion in shares in the Primary Offering and up to $500.0 million in shares pursuant to the DRIP. We are offering to sell any combination of W Shares, A Shares and I Shares with a dollar value up to the maximum offering amount. Additionally, as of December 31, 2017, we were authorized to issue 10.0 million shares of preferred stock, but had none issued or outstanding.
As of December 31, 2017, we had issued approximately 30.7 million shares in the Offering for gross proceeds of $550.6 million, out of which we recorded $12.0 million in selling commissions, the current portion of distribution fees and dealer manager fees and $4.1 million in organization and offering costs. With the net offering proceeds of $534.5 million and the borrowings from our credit facility, we have acquired $721.6 million in real estate assets and incurred $9.0 million of acquisition-related expenses. As of December 31, 2017, we received redemption requests for, and redeemed approximately 4.3 million W Shares, 489,000 A Shares, and 242,000 I Shares of our common stock for $76.8 million, $8.8 million, and $4.5 million, respectively.
As of March 26, 2018, we have sold the following common shares and raised the following proceeds in connection with the Offering (in thousands, except share data):

	W Shares	A Shares	I Shares	Total
Primary Offering
Shares	20,270,241	9,678,427	1,236,307	31,184,975
Proceeds	$357,609	$180,146	$22,274	$560,029
Distribution Reinvestment Plan
Shares	986,212	362,422	76,089	1,424,723
Proceeds	$17,747	$6,524	$1,380	$25,651
Unregistered Sales of Equity Securities
None.

ITEM 6.    SELECTED FINANCIAL DATA
The following data should be read in conjunction with our consolidated financial statements and the notes thereto and Part II. Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K. Certain amounts presented below have been reclassified to conform to the current period presentation. See Note 2
— Summary of Significant Policies to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of the various reclassifications. The selected financial data (in thousands, except share and per share amounts) presented below was derived from our consolidated financial statements.

	Year Ended December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Total real estate assets, net	$671,426	$436,774	$257,583	$225,505	$102,796
Cash and cash equivalents	$2,923	$4,671	$14,840	$4,489	$5,370
Total assets	$699,463	$453,572	$281,502	$233,162	$109,883
Notes payable and credit facility, net	$274,830	$159,143	$117,730	$119,530	$43,900
Total liabilities	$316,993	$185,486	$133,558	$130,578	$49,875
Redeemable common stock	$47,024	$32,076	$17,967	$12,545	$6,982
Stockholders’ equity	$334,674	$235,224	$129,977	$90,039	$53,026
Operating Data:
Total revenues	$48,146	$27,311	$19,109	$13,305	$5,089
Total operating expenses	$37,508	$23,233	$13,444	$10,503	$4,679
Operating income	$10,638	$4,078	$5,665	$2,802	$410
Net income (loss) attributable to the Company	$312	$(1,292)	$7,327	$251	$(534)
Cash Flow Data:
Cash flows provided by operating activities	$19,311	$8,293	$8,234	$6,574	$1,650
Cash flows used in investing activities	$(253,937)	$(187,140)	$(36,009)	$(126,605)	$(70,976)
Cash flows provided by financing activities	$232,279	$169,160	$38,219	$119,070	$73,681
Per Common Share Data:
Class W Common Stock:
Net income (loss) attributable to the Company	$242	$(952)	$6,025	$223	$(531)
Basic and diluted weighted average number of common shares outstanding	14,374,833	9,986,524	6,506,020	5,412,144	2,490,886
Basic and diluted net income (loss) per common share	$0.02	$(0.10)	$0.93	$0.04	$(0.21)
Distributions declared per common share	$0.98	$0.98	$0.98	$0.98	$0.94
Class A Common Stock:
Net income (loss) attributable to the Company	$45	$(276)	$911	$19	$(1)
Basic and diluted weighted average number of common shares outstanding	6,590,846	2,713,815	986,216	413,621	3,607
Basic and diluted net income (loss) per common share	$0.01	$(0.10)	$0.92	$0.05	$(0.18)
Distributions declared per common share	$0.98	$0.98	$0.98	$0.98	$0.94
Class I Common Stock:
Net income (loss) attributable to the Company	$25	$(64)	$391	$8	$(3)
Basic and diluted weighted average number of common shares outstanding	936,555	718,206	420,662	194,160	15,187
Basic and diluted net income (loss) per common share	$0.03	$(0.09)	$0.93	$0.04	$(0.18)
Distributions declared per common share	$0.98	$0.98	$0.98	$0.98	$0.94

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part II, Item 6. Selected Financial Data section in this Annual Report on Form 10-K and our accompanying consolidated financial statements and the notes thereto. See also the “Cautionary Note Regarding Forward-Looking Statements” section preceding Part I.
Overview
We were formed on July 27, 2010, to acquire and operate a diversified portfolio of (1) necessity retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States, (2) notes receivable and other investments secured by commercial real estate, including the origination of loans, and (3) U.S. government securities, agency securities, corporate debt and other investments for which there is reasonable liquidity. We commenced our principal operations on December 7, 2011, when we issued the initial $10.0 million in shares of our common stock in the Offering and acquired our first real estate property. We have no paid employees and are externally advised and managed by Cole Income NAV Strategy Advisors. On February 1, 2018, the Transaction, discussed in Part I, Item 1 Business — Formation, was completed. Immediately following the completion of the Transaction, CIM indirectly owns and/or controls Cole Income NAV Strategy Advisors; our dealer manager, CCO Capital; our property manager, CREI Advisors; and our sponsor.
In addition, as part of the Transaction, pursuant to the Services Agreement, VEREIT OP will continue to provide certain services to CCO Group and to us, including operational real estate support. VEREIT OP will continue to provide such services through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by any of the Cole REITs with respect to its 2018 fiscal year) and will provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC.
Despite the indirect change of ownership and control of our advisor, dealer manager, property manager and sponsor, we expect that, during the Initial Services Term of the Services Agreement, the advisory, dealer manager and property management services we receive will continue without any material changes in personnel (except as supplemented by the management oversight of CIM personnel) or material change in service procedures. During the Initial Services Term of the Services Agreement, CCO Group, LLC intends to evaluate and effectuate an appropriate transition of VEREIT OP’s services under the Services Agreement to other CIM affiliates or third parties with the goal of ensuring continuity and minimizing disruption.
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
As of December 31, 2017, we owned 139 properties located in 36 states, comprising 4.4 million rentable square feet of commercial space, which includes the rentable square feet of buildings on land subject to ground leases. Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property indebtedness and acquisition and operating expenses. Rental and other property income accounted for 91%, 90%, 91% of our total revenue for the years ended December 31, 2017, 2016, and 2015, respectively. As 99.4% of our rentable square feet was under lease as of December 31, 2017, with a weighted average remaining lease term of 10.8 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Cole Income NAV Strategy Advisors regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.

Our Business Environment and Current Outlook
Current conditions in the global capital markets remain volatile as the world’s economic growth has been affected by geopolitical and economic events. In the United States, the overall economic environment continued to improve in 2017. During 2017, the U.S. real gross domestic product increased 2.3%, the unemployment rate decreased 0.6 percentage points to 4.1%, and Core CPI, a measure of inflation which removes food and energy prices and is seasonally adjusted, increased 1.8%, as compared to the same period a year earlier.
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
Recoverability of Real Estate Assets
We acquire real estate assets and subsequently monitor those assets quarterly for impairment, including the review of real estate properties subject to direct financing leases, if applicable. Additionally, we record depreciation and amortization related to our assets. The risks and uncertainties involved in applying the principles related to real estate assets include, but are not limited to, the following:

•	The estimated useful lives of our depreciable assets affects the amount of depreciation and amortization recognized on our assets;

•	The review of impairment indicators and subsequent determination of the undiscounted future cash flows could require us to reduce the value of assets and recognize an impairment loss;

•	The fair value of held for sale assets is estimated by management. This estimated value could result in a reduction of the carrying value of the asset; and

•	Changes in assumptions based on actual results may have a material impact on our financial results.
Consolidation of Equity Investment

 We must continually evaluate non-controlling interests for consolidation based on standards set forth in GAAP. For legal entities being evaluated, we must first determine whether the interests that we hold and fees we receive qualify as variable interests in the entity, as discussed in Note 2 – Summary of Significant Accounting Policies to our consolidated financial statements in this Annual Report on Form 10-K. The difference between consolidating the variable interest entity (“VIE”) and accounting for it using the equity method could be material to our consolidated financial statements. The risks and uncertainties involved in applying the principles related to equity investments include, but are not limited to, the following:

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

•	We determine whether any financing assumed is above- or below-market based upon comparison to similar financing terms for similar types of debt financing with similar maturities.
Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements are described in Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements in this Annual Report on Form 10-K.
Operating Highlights and Key Performance Indicators
2017 Activity

•	Acquired 31 properties for an aggregate purchase price of $253.4 million.

•
Issued approximately 10.3 million shares of common stock in the Offering for gross offering proceeds of $189.6 million before organization and offering costs, selling commissions, the current portion of dealer manager fees and distribution and stockholder servicing fees of $7.1 million.

•
Entered into the Second Amended and Restated Credit Agreement that increased the allowable borrowings and extended the maturity dates associated with the original amended and restated unsecured credit facility.

•	Total debt increased by $117.0 million, from $161.2 million to $278.2 million.

Portfolio Information
Real Estate Portfolio
As of December 31, 2017, we owned 139 commercial properties located in 36 states, comprising 4.4 million rentable square feet, which includes the rentable square feet of buildings on land subject to ground leases. As of December 31, 2017, these properties were 99.4% leased (including any month-to-month agreements) with a weighted average remaining lease term of 10.8 years. During the year ended December 31, 2015, we disposed of five properties, for an aggregate gross sales price of $21.9 million.
The following table shows the property statistics of our real estate assets as of December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Number of properties	139	108	77
Rentable square feet (in thousands) (1)	4,366	3,139	1,919
Percentage of rentable square feet leased	99.4%	99.3%	99.1%
Percentage of investment-grade tenants (2)	39.8%	41.5%	46.9%
 ____________________________________

(1)	Includes square feet of buildings on land that are subject to ground leases.

(2)
Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s or a credit rating of Baa3 or higher by Moody’s. The ratings may reflect those assigned by Standard & Poor’s or Moody’s to the lease guarantor or the parent company, as applicable. The weighted average credit rating is weighted based on annualized rental income, and is for only those tenants rated by Standard & Poor’s.

The following table summarizes our real estate acquisition activity during the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Properties acquired	31	31	7
Purchase price of acquired properties (in thousands)	$253,448	$186,289	$52,274
Rentable square feet of acquired properties (in thousands) (1)	1,227	1,213	315
 ____________________________________

(1)	Includes square feet of buildings on land that are subject to ground leases.

The following table shows the tenant diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2017:

		Leased	2017	2017	Percentage of
	Total	Square	Annualized	Annualized	2017
	Number	Feet (2)	Rental Income	Rental Income	Annualized
Tenant	of Leases (1)	(in thousands)	(in thousands)	per Square Foot (2)	Rental Income
Walgreens	5	145	$2,061	$14.21	4%
Art Van Furniture	1	135	1,962	14.53	4%
CarMax	1	92	1,924	20.91	4%
Dollar General	20	188	1,837	9.77	4%
Lowe’s	2	298	1,833	6.15	3%
Wal-Mart	1	161	1,711	10.63	3%
L.A. Fitness	2	83	1,709	20.59	3%
At Home	1	293	1,687	5.76	3%
7-Eleven	9	22	1,572	71.45	3%
Consumer Cellular	1	85	1,516	17.84	3%
Other	142	2,837	34,763	12.25	66%
	185	4,339	$52,575	$12.12	100%
 ____________________________________

(1)	Includes leases which are master lease agreements.

(2)	Including square feet of buildings on land that is subject to ground leases.
The following table shows the tenant industry diversification of our real estate portfolio, based on annualized rental income as of December 31, 2017:

		Leased	2017	2017	Percentage of
	Total	Square	Annualized	Annualized	2017
	Number	Feet (2)	Rental Income	Rental Income	Annualized
Industry	of Leases (1)	(in thousands)	(in thousands)	per Square Foot (2)	Rental Income
Discount store	38	591	$6,029	$10.20	12%
Home furnishings	12	497	5,198	10.46	10%
Grocery	7	253	4,607	18.21	9%
Manufacturing	6	560	4,298	7.68	8%
Home and garden	10	490	3,970	8.10	8%
Motor vehicles	14	216	3,837	17.76	7%
Pharmacy	10	193	2,841	14.72	5%
Information and communication	7	158	2,766	17.51	5%
Gas and convenience	12	31	2,087	67.32	4%
Entertainment and recreation	2	83	1,709	20.59	3%
Other	67	1,267	15,233	12.02	29%
	185	4,339	$52,575	$12.12	100%
 ____________________________________

(1)	Includes leases which are master lease agreements.

(2)	Including square feet of buildings on land that is subject to ground leases.

The following table shows the geographic diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2017:

		Rentable	2017	2017	Percentage of
	Total	Square	Annualized	Annualized	2017
	Number of	Feet (1)	Rental Income	Rental Income	Annualized
Location	Properties	(in thousands)	(in thousands)	per Square Foot (1)	Rental Income
Ohio	16	527	$6,368	$12.08	12%
Illinois	6	425	4,706	11.07	9%
North Carolina	8	288	4,281	14.86	8%
Pennsylvania	5	237	3,371	14.22	7%
Rhode Island	2	129	2,891	22.41	6%
Texas	8	270	2,841	10.52	5%
Maryland	2	295	2,809	9.52	5%
Georgia	7	188	2,619	13.93	5%
Minnesota	11	247	2,288	9.26	4%
Arizona	4	107	2,258	21.10	4%
Other	70	1,653	18,143	10.98	35%
	139	4,366	$52,575	$12.04	100%
 ____________________________________

(1)	Including square feet of buildings on land that is subject to ground leases.
The following table shows the property type diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2017:

			2017	2017	Percentage of
	Total	Rentable	Annualized	Annualized	2017
	Number of	Square Feet (1)	Rental Income	Rental Income	Annualized
Property Type	Properties	(in thousands)	(in thousands)	per Square Foot (1)	Rental Income
Retail	114	2,333	$31,318	$13.42	60%
Anchored shopping centers	8	725	9,903	13.66	19%
Industrial and distribution	13	996	6,457	6.48	12%
Office	4	312	$4,897	15.70	9%
Total:	139	4,366	$52,575	$12.04	100%
____________________________________

(1)	Includes square feet of buildings on land parcels subject to ground leases.
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
Our leases, as of December 31, 2017, provided for annual base rental payments (payable in monthly installments) ranging from $15,000 to $1.9 million, and had an average annual base rental payment of $274,000, with a weighted average remaining lease term of 10.8 years.

The following table shows lease expirations of our real estate portfolio as of December 31, 2017, during each of the next ten years and thereafter, assuming no exercise of renewal options:

	Total	Leased	2017	2017	Percentage of
	Number	Square Feet	Annualized	Annualized	2017
Year of	of Leases	Expiring (2)	Rental Income	Rental Income	Annualized
Lease Expiration	Expiring (1)	(in thousands)	Expiring (in thousands)	per Square Foot (2)	Rental Income
2018	6	14	$205	$14.64	*
2019	2	12	209	17.42	*
2020	6	59	608	10.31	1%
2021	8	39	670	17.18	1%
2022	9	71	1,008	14.20	2%
2023	20	222	2,538	11.43	5%
2024	21	320	4,715	14.73	9%
2025	12	320	4,647	14.52	9%
2026	22	746	6,698	8.98	13%
2027	20	432	5,789	13.40	11%
Thereafter	59	2,104	25,488	12.11	49%
	185	4,339	$52,575	$12.12	100%
 ____________________________________
* Represents less than 1% of the total annual base rent.

(1)	Includes leases which are master lease agreements.

(2)	Including square feet of buildings on land that is subject to ground leases.
The following table shows the economic metrics of our real estate assets as of and for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Economic Metrics
Weighted-average lease term (in years) (1)	10.8	10.6	10.9
Lease rollover (1)(2):
Annual average	1.0%	1.1%	0.9%
Maximum for a single year	1.9%	1.9%	1.7%
____________________________________

(1)	Based on annualized rental income of our real estate portfolio as of the respective reporting date.

(2)	Through the end of the next five years as of the respective reporting date.

Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate assets. The following table provides summary information about our results of operations for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	Year Ended December 31,			2017 vs 2016 Increase/(Decrease)	2016 vs 2015 Increase/(Decrease)
	2017	2016	2015
Total revenues	$48,146	$27,311	$19,109	$20,835	$8,202
General and administrative	$6,563	$4,544	$1,794	$2,019	$2,750
Property operating	$1,740	$1,090	$644	$650	$446
Real estate tax	$3,358	$2,055	$1,204	$1,303	$851
Advisory fees and expenses	$4,910	$2,760	$2,536	$2,150	$224
Acquisition-related	$2,174	$3,251	$809	$(1,077)	$2,442
Depreciation and amortization	$18,536	$9,533	$6,457	$9,003	$3,076
Impairments	$227	$—	$—	$227	$—
Operating income	$10,638	$4,078	$5,665	$6,560	$(1,587)
Interest expense and other, net	$10,291	$5,380	$3,980	$4,911	$1,400
Gain on disposition of real estate, net	$—	$—	$5,642	$—	$(5,642)
Net income (loss) attributable to the Company	$312	$(1,292)	$7,327	$1,604	$(8,619)
Revenue
Our revenues consist primarily of rental and other property income from net leased commercial properties. We also incur certain operating expenses that are subject to reimbursement by our tenants, which results in tenant reimbursement income. Additionally, our portfolio includes liquid assets in the form of marketable securities. These assets can result in revenue in the form of interest income.
2017 vs 2016 – The increase in revenue of $20.8 million during the year ended December 31, 2017, compared to the same period in 2016, was primarily due to the acquisition of 31 rental income-producing properties subsequent to December 31, 2016 as well as recognizing a full year of revenue on the 31 properties acquired in 2016. Rental and other property income from net leased commercial properties accounted for 91% and 90% of our total revenues during the years ended December 31, 2017 and 2016, respectively. We also incurred certain operating expenses subject to reimbursement by our tenants, which resulted in $4.4 million of tenant reimbursement income during the year ended December 31, 2017, compared to $2.6 million of tenant reimbursement income during the year ended December 31, 2016.
2016 vs 2015 – The increase in revenue of $8.2 million during the year ended December 31, 2016, compared to the same period in 2015, was primarily due to the acquisition of 31 rental income-producing properties subsequent to December 31, 2015 as well as recognizing a full year of revenue on the seven properties acquired in 2015. Rental and other property income from net leased commercial properties accounted for 90% and 91% of our total revenues during the years ended December 31, 2016 and 2015, respectively. We also incurred certain operating expenses subject to reimbursement by our tenants, which resulted in $2.6 million of tenant reimbursement income during the year ended December 31, 2016, compared to $1.7 million of tenant reimbursement income during the year ended December 31, 2015. Interest income on marketable securities increased $41,000 to $117,000 for the year ended December 31, 2016, due to an increase in the average outstanding investment in marketable securities of $2.5 million.
General and Administrative
The primary general and administrative expense items are advisory reimbursements, professional fees, accounting and legal fees, escrow and trustee fees, unused fees on the line of credit and state franchise and income taxes.
2017 vs 2016 – The increase in general and administrative expenses of $2.0 million for the year ended December 31, 2017, compared to the same period in 2016, was primarily due to an increase in operating expense reimbursements to our advisor during the year ended December 31, 2017, primarily as a result of the acquisition of 31 additional rental income-producing properties subsequent to December 31, 2016.
2016 vs 2015 – The increase in general and administrative expenses of $2.8 million for the year ended December 31, 2016, compared to the same period in 2015, was primarily due to an increase in advisor reimbursements, as Cole Income NAV

Strategy Advisors no longer funded Excess G&A (as defined in the Notes to the Consolidated Financial Statements for the year ended December 31, 2016.
Property Operating
Property operating expenses such as property repairs, maintenance and property related insurance include both reimbursable and non-reimbursable property expenses. We are reimbursed by the tenant for reimbursable property operating expenses in accordance with the respective lease agreements.
2017 vs 2016 – The increase in property operating expense of $650,000 during the year ended December 31, 2017, as compared to the same period in 2016, was primarily due to the acquisition of 31 rental income-producing properties subsequent to December 31, 2016, as well as recognizing a full year of property operating expenses on 31 properties acquired in 2016.
2016 vs 2015 – The increase in property operating expenses of $446,000 during the year ended December 31, 2016, as compared to the same period in 2015, was primarily due to the acquisition of 31 rental income-producing properties subsequent to December 31, 2016, as well as recognizing a full year of property operating expenses on seven properties acquired in 2015.
Real Estate Tax
2017 vs 2016 – The increase in real estate tax expenses of $1.3 million during the year ended December 31, 2017, as compared to the same period in 2016, was primarily due to the acquisition of 31 rental income-producing properties during the year ended December 31, 2017, as well as recognizing a full year of real estate tax expense on 31 properties acquired in 2016.
2016 vs 2015 – The increase in real estate tax expenses of $851,000 during the year ended December 31, 2016, as compared to the same period in 2015, was primarily due to the acquisition of 31 rental income-producing properties during the year ended December 31, 2016, as well as recognizing a full year of real estate tax expense on seven properties acquired in 2015.
Advisory Fees and Expenses
The advisory fees and expenses that we pay to our advisor are based upon our NAV.
2017 vs 2016 – Advisory fees and expenses increased $2.2 million during the year ended December 31, 2017, as compared to the same period in 2016, due to an increase in the NAV for each class of common stock. The total NAV for all share classes increased $149.5 million during the year ended December 31, 2017, which represented an increase of $1.4 million and $141,000 in advisory fees and advisor reimbursements over the prior year and a $647,000 increase in performance fees, as we did not hit the performance fee metrics in 2016.
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
Acquisition-Related Expenses
In April 2017, we early adopted ASU 2017–01, which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. As of April 2017, our acquisitions qualify as asset acquisitions, and as such, certain acquisition costs related to these asset acquisitions are capitalized. Prior to the adoption of ASU 2017-01 in April 2017, costs related to property acquisitions were expensed as incurred.
2017 vs 2016 – The decrease in acquisition-related expenses of $1.1 million during the year ended December 31, 2017, as compared to the same period in 2016, was primarily due to the acquisition of 12 rental income-producing properties prior to the adoption of ASU 2017-01, for an aggregate purchase price of $52.5 million during the year ended December 31, 2017, compared to the purchase of 31 commercial properties for an aggregate purchase price of $186.3 million during the year ended December 31, 2016. During the year ended December 31, 2016, acquisition-related costs related to property acquisitions were expensed as incurred.
2016 vs 2015 – The increase in acquisition-related expenses of $2.4 million during the year ended December 31, 2016, as compared to the same period in 2015, was primarily due to the acquisition of 31 rental income-producing properties for an aggregate purchase price of $186.3 million during the year ended December 31, 2016, compared to the purchase of seven commercial properties for a purchase price of $52.3 million during the year ended December 31, 2015.
Depreciation and Amortization
2017 vs 2016 – The increase in depreciation and amortization expenses of $9.0 million during the year ended December 31, 2017, as compared to the same period in 2016, was primarily due to the acquisition of 31 additional rental income-producing properties subsequent to December 31, 2016, as well as recognizing a full year of depreciation and amortization expenses on 31 properties acquired in 2016.
2016 vs 2015 – The increase in depreciation and amortization expenses of $3.1 million during the year ended December 31, 2016, as compared to the same period in 2015, was primarily due to the acquisition of 31 additional rental income-producing properties subsequent to December 31, 2015, as well as recognizing a full year of depreciation and amortization expenses on seven properties acquired in 2015.
Impairment
2017 vs 2016 — Impairments increased $227,000 during the year ended December 31, 2017, as compared to the same period in 2016, due to management identifying the carrying value to be greater than the selling price of one multi-tenant property held for sale during the year.
Interest Expense and Other, Net
2017 vs 2016 – The increase in interest expense and other, net, of $4.9 million for the year ended December 31, 2017, as compared to the same period in 2016, was primarily due to an increase of $111.7 million in our average outstanding debt balance for the year ended December 31, 2017, compared to the year ended December 31, 2016.
2016 vs 2015 – The increase in interest expense and other, net, of $1.4 million for the year ended December 31, 2016, as compared to the same period in 2015, was primarily due to an increase of $20.4 million in our average outstanding debt balance for the year ended December 31, 2016, compared to the year ended December 31, 2015.
Gain on Disposition of Real Estate, Net
2016 vs 2015 – Gain on disposition real estate, net was $5.6 million for the year ended December 31, 2015. The gain recorded was due to the disposition of five properties during the year ended December 31, 2015. No dispositions occurred during the years ended December 31, 2017 or 2016.

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
“Non-same store,” as reflected in the table below, includes properties acquired on or after January 1, 2016. As shown in the table below, contract rental revenue on the 77 same store properties for the year ended December 31, 2017 decreased $1,000 compared to the year ended December 31, 2016. The same store properties were 98.6% and 98.9% occupied as of December 31, 2017 and 2016, respectively. The following table shows the contract rental revenue from properties owned for both of the entire years ended December 31, 2017 and 2016, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Year Ended December 31,		Increase/(Decrease)
Contract Rental Revenue		2017	2016	$ Change	% Change
Rental income — as reported		$43,670	$24,574	$19,096	77.7%
Less: Amortization (1)		419	(5)	424	(8,480.0)%
Less: Straight line rental income		1,860	1,067	793	74.3%
Total Contract Rental Revenue		41,391	23,512	17,879	76.0%

Less: “Non-same store” properties	62	21,650	3,770	17,880	474.3%
“Same store” properties	77	$19,741	$19,742	$(1)	—%
 ____________________________________
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

	Number of Properties	Year Ended December 31,		Increase/(Decrease)
Contract Rental Revenue		2016	2015	$ Change	% Change
Rental income — as reported		$24,574	$17,345	$7,229	41.7%
Less: Amortization (1)		(5)	(172)	167	(97.1)%
Less: Straight line rental income		1,067	717	350	48.8%
Total Contract Rental Revenue		23,512	16,800	6,712	40.0%

Less: “Non-same store” properties	38	7,572	375	7,197	1,919.2%
Less: Disposed properties (2)		—	519	(519)	(100.0)%
“Same store” properties	70	$15,940	$15,906	$34	0.2%
 ____________________________________
(1) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.
(2) The Company disposed of five properties during the year ended December 31, 2015.

Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.002678083 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2017 and ending on June 30, 2018. The daily distribution amount for each class of outstanding common stock is adjusted based on the relative NAV of the various classes each day so that, from day to day, distributions constitute a uniform percentage of the NAV per share of all classes. As a result, from day to day, the per share daily distribution for each outstanding class of common stock may be higher or lower than the daily distribution amount authorized by our board of directors based on the relative NAV of each class of common stock on that day. As of December 31, 2017, we had distributions payable of $2.1 million.
During the years ended December 31, 2017 and 2016, we paid distributions of $20.7 million and $12.5 million, respectively, including $10.3 million and $6.0 million, respectively, through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the years ended December 31, 2017 and 2016 was $19.3 million and $8.3 million, respectively, and reflected a reduction for real estate acquisition-related expenses incurred of $2.2 million and $3.3 million, respectively, in accordance with GAAP. Prior to the adoption of ASU 2017-01 in April 2017, we treated our real estate acquisition-related fees and expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the years ended December 31, 2017 and 2016 includes the amount by which real estate acquisition-related fees and expenses have reduced net cash flows from operating activities of $849,000 and $3.3 million, for each year then ended, and $7.7 million and $6.8 million, respectively, cumulative since inception. The distributions paid during the year ended December 31, 2017, including shares issued pursuant to the DRIP, were funded by cash flows from operating activities of $19.3 million, or 93%, and proceeds from the Offering, including proceeds from the prior years, of $1.4 million, or 7%. Our distributions for the year ended December 31, 2016 were funded by cash flows from operations, including cash flows in excess of distributions from the prior year, of $10.0 million, or 80%, and proceeds from the Offering of $2.5 million, or 20%.
We may pay distributions from sources other than cash flow from operations, including from the proceeds of the Offering, from borrowings or from the sale of properties or other investments, among others, and we have no limit on the amounts we may pay from such sources. As of December 31, 2017, cumulative since inception, we have declared $51.1 million of distributions and we have paid $49.0 million, of which $26.4 million was paid in cash and $22.6 million was reinvested in shares of our common stock pursuant to the distribution reinvestment plan. As of December 31, 2017, cumulative since inception, our distributions were funded by net cash provided by operating activities of $44.8 million and proceeds from our offering of $4.2 million.
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
Our share redemption plan includes certain redemption limits, including a quarterly limit and, in some cases, a stockholder by stockholder limit. During the year ended December 31, 2017, we received redemption requests for, and redeemed approximately 1.8 million W Shares, 318,000 A Shares, and 242,000 I Shares for $32.2 million, $5.7 million, and $4.4 million, respectively. See Note 14 —Stockholders’ Equity Summary of Significant Accounting Policies to our consolidated financial statements included in this Annual Report on Form 10-K for additional terms of the share redemption program, including the share redemption plan limits.
We intend to fund share redemptions with available cash, proceeds from our liquid investments and proceeds from the sale of additional shares. We may, after taking the interests of our Company as a whole and the interests of our remaining stockholders into consideration, use proceeds from any available sources at our disposal to satisfy redemption requests, including, but not limited to, proceeds from sales of additional shares, excess cash flow from operations, sales of our liquid investments, incurrence of indebtedness and, if necessary, proceeds from the disposition of real estate properties or real estate related assets. In an effort to have adequate cash available to support our share redemption plan, Cole Income NAV Strategy Advisors may determine to reserve borrowing capacity under our line of credit. Cole Income NAV Strategy Advisors could then elect to borrow against our line of credit in part to redeem shares presented for redemption during periods when we do not have sufficient proceeds from the sale of shares in the Offering to fund all redemption requests. See the discussion of our share redemption program in Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Redemption Program in this Annual Report on Form 10-K.

Liquidity and Capital Resources
General
We expect to continue to raise capital through the Offering and to utilize such funds and future proceeds from secured or unsecured financing to complete future property acquisitions and for general corporate uses. The source of our operating cash flows is primarily the rental income received from current and future leased properties. As of December 31, 2017, we had raised $550.6 million of gross proceeds from the Offering before organization and offering costs, selling commissions, and the current portion of dealer manager fees and distribution fees of $16.1 million. Refer to Item 1A - Risk Factors for risks related to our ability to raise capital in the near term.
Our credit facility with JPMorgan Chase Bank, N.A. as administrative agent (“JPMorgan Chase”), provides for borrowings up to $425.0 million, which is comprised of $212.5 million in revolving loans (the “Revolving Loans”) and $212.5 million in term loans (the “Term Loans”), collectively, the credit facility (the “Credit Facility”). As of December 31, 2017, we had $296.5 million in unused capacity, subject to borrowing availability. As of December 31, 2017, we had cash and cash equivalents of $2.9 million and investments in marketable securities of $5.5 million.
Our investment guidelines provide that we will target the following aggregate allocation to relatively liquid investments, such as U.S. government securities, agency securities, corporate debt, publicly traded debt and equity real estate-related securities, cash, cash equivalents and other short-term investments and, in Cole Income NAV Strategy Advisors’ discretion, lines of credit (collectively, the “Liquid Assets”): (1) 10% of our NAV up to $1.0 billion and (2) 5% of our NAV in excess of $1.0 billion. To the extent that Cole Income NAV Strategy Advisors determines that we should maintain borrowing capacity under lines of credit, the amount available under the lines of credit will be included in calculating the Liquid Assets under these guidelines. These are guidelines, and our stockholders should not expect that we will, at all times, hold liquid assets at or above the target levels or that all liquid assets will be available to satisfy redemption requests as we receive them. We anticipate that both our overall allocation to liquid assets as a percentage of our NAV and our allocation to different types of liquid assets will vary. In making these determinations our advisor will consider our receipt of proceeds from sales of additional shares, our cash flow from operations, available borrowing capacity under lines of credit, if any, or from additional mortgages on our real estate, our receipt of proceeds from sales of assets, and the anticipated use of cash to fund redemptions, as well as the availability and pricing of different investments. The amount of the Liquid Assets is determined by our advisor, in its sole discretion, but is subject to review by our independent directors on a quarterly basis.
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
We expect that substantially all net cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we have used, and may continue to use, other sources to fund distributions, as necessary, including proceeds from the Offering, borrowings on the line of credit and/or future borrowings on our unencumbered assets. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Offering or debt financings will be used to fund acquisitions, certain capital expenditures, repayments of outstanding debt or distributions to our stockholders.

Contractual Obligations
As of December 31, 2017, we had $278.2 million of debt outstanding, with a weighted average interest rate of 3.58%. See Note 8 — Notes Payable and Credit Facility to our consolidated financial statements in this Annual Report on Form 10-K for a description of certain terms of the debt.
Our contractual obligations as of December 31, 2017 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - credit facility(2)	$128,500	$—	$—	$128,500	$—
Interest payments - credit facility(3)	19,057	4,180	8,370	6,507	—
Principal payments - fixed debt rate	149,734	—	9,240	123,544	16,950
Interest payments - fixed debt rate(4)	26,407	5,850	11,685	7,409	1,463
Total	$323,698	$10,030	$29,295	$265,960	$18,413
 ____________________________________

(1)	The table does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
The table does not include the impact of any extension. We may elect to extend the maturity of the Revolving Loans to no later than September 6, 2022, subject to satisfying certain conditions contained in the second amended credit agreement, or refinance the debt or enter into the new financing arrangement.

(3)
As of December 31, 2017, the Term Loans outstanding totaled $112.5 million, which are subject to interest rate swap agreements. The weighted average all-in interest rate for the Swapped Terms Loans was 3.25%. The remaining $16.0 million outstanding under the Credit Facility has a weighted average interest rate of 3.27% as of December 31, 2017.

(4)
As of December 31, 2017, we had $78.2 million of variable rate mortgage notes effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

Our charter prohibits us from incurring debt that would cause our borrowings to exceed 75% of our gross assets, valued at the aggregate cost (before depreciation and other non-cash reserves), unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report. In addition to this limitation in our charter, our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before depreciation or other non-cash reserves) or fair market value of our gross assets; provided however, that a majority of our board of directors (including a majority of the independent directors) has determined that, as a general policy, borrowing in excess of 60% of the greater of cost (before deducting depreciation and other non-cash reserves) or fair market value of our gross assets is justified and in the best interest of us and our stockholders during our capital raising stage. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2017 used to determine our estimated per share NAV. The independent directors believe such borrowing levels are justified as higher debt levels during the offering stage may enable us to acquire properties earlier than we might otherwise be able to acquire them if we were to adhere to the 60% debt limitation, which could yield returns that are accretive to the portfolio. In addition, as we are in the offering stage, more equity could be raised in the future to reduce the debt levels. As of December 31, 2017, our ratio of debt to the cost (before deducting depreciation or other non-cash reserves) of our gross assets was 39.4%, and our ratio of debt to the fair market value of our gross assets was 37.7%.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as financing and issuance costs and related accumulated amortization, less all cash and cash equivalents. As of December 31, 2017, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 39.0%.

The following table provides a reconciliation of the notes payable and Credit Facility, net balance, as reported on our consolidated balance sheet, to net debt as of December 31, 2017 (in thousands):

Balance as of December 31, 2017
Notes payable and credit facility, net	$274,830
Deferred costs, net (1)	3,404
Total debt	278,234
Less: Cash and cash equivalents	(2,923)
Net debt	$275,311

Gross real estate assets, net (2)	$706,378
Net debt leverage ratio	39.0%
____________________________

(1)	Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility.

(2)	Net of gross intangible lease liabilities.
As of December 31, 2017, we had entered into a purchase agreement with an unaffiliated third-party seller to acquire a 100% interest in one retail property, subject to meeting certain criteria, for an aggregate purchase price of $13.8 million, exclusive of closing costs. As of December 31, 2017, we had $500,000 of property escrow deposits held by an escrow agent in connection with this future property acquisition. This deposit is included in the consolidated balance sheets in derivative assets, property escrow deposits and other assets in this Annual Report on Form 10-K. As of December 31, 2017, this escrow deposit has not been forfeited.
Cash Flow Analysis
Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
Operating Activities. Net cash provided by operating activities was $19.3 million for the year ended December 31, 2017, compared to $8.3 million for the year ended December 31, 2016. The increase was primarily due to the acquisition of 31 additional rental income-producing properties subsequent to December 31, 2016, resulting in net income before non-cash adjustments for depreciation, amortization of intangibles, and amortization of deferred financing costs increasing by $11.3 million, and a net decrease in working capital accounts of $224,000.
Investing Activities. Net cash used in investing activities increased $66.8 million to $253.9 million for the year ended December 31, 2017, compared to net cash used in investing activities of $187.1 million for the year ended December 31, 2016. The increase was primarily due to the acquisition of 31 commercial properties for an aggregate purchase price of $253.4 million during the year ended December 31, 2017, compared to the acquisition of 31 commercial properties for an aggregate purchase price of $186.3 million during the year ended December 31, 2016.
Financing Activities. Net cash provided by financing activities increased $63.1 million to $232.3 million for the year ended December 31, 2017, compared to net cash provided by financing activities of $169.2 million for the year ended December 31, 2016. The increase was primarily due to an increase in net proceeds from borrowing facilities and notes payable of $75.4 million, and an increase in net proceeds from the issuance of common stock of $21.1 million, offset by an increase in redemptions of common stock of $26.2 million, an increase in distributions to stockholders of $3.9 million, an increase in deferred financing costs paid of $2.3 million, and a decrease in noncontrolling interests of $845,000.
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
Operating Activities. Net cash provided by operating activities increased $59,000 to $8.3 million for the year ended December 31, 2016, compared to $8.2 million for the year ended December 31, 2015. The increase was primarily due to an increase in gain on disposition of property of $5.6 million, offset by an increase in the net loss before non-cash adjustments for depreciation, amortization of intangibles, amortization of deferred financing costs, and amortization of discounts on marketable securities of $5.5 million.
Investing Activities. Net cash used in investing activities increased $151.1 million to $187.1 million for the year ended December 31, 2016, compared to $36.0 million for the year ended December 31, 2015. The increase was primarily due to the acquisition of 31 commercial properties during the year ended December 31, 2016. We acquired seven commercial properties, and disposed of five during the year ended December 31, 2015.

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
Election as a REIT
We have elected to be taxed, and currently qualify, as a REIT under the Internal Revenue Code, as amended. To maintain our qualification as a REIT, we must continue to meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding certain non-cash items and net capital gains).
If we fail to maintain our qualification as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to maintain our qualification as a REIT. We also will be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to maintain our qualification as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying consolidated financial statements. We are subject to certain state and local taxes related to the operations of properties in certain locations, which, if applicable, have been provided for in our accompanying consolidated financial statements.
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
Related-Party Transactions and Agreements
We have entered into agreements with Cole Income NAV Strategy Advisors and its affiliates, whereby we agree to pay certain fees, or reimburse certain expenses of, Cole Income NAV Strategy Advisors or its affiliates, primarily advisory and performance fees and expenses, organization and offering costs, sales commissions, dealer manager fees and expenses, distribution fees, and reimbursement of certain acquisition and operating costs. In addition , pursuant to the Services Agreement, VEREIT OP will continue to provide certain services to CCO Group and to us, including operational real estate support. See Note 12 — Related-Party Transactions and Agreements to our consolidated financial statements in this Annual Report on Form 10-K for a further explanation of the various related-party transactions, agreements and fees.
Conflicts of Interest
Richard S. Ressler, our chief executive officer, president and one of our directors, who is a founder and principal of CIM, as well as a director of CCPT IV and CCIT III, and Nathan D. DeBacker, our chief financial officer and treasurer, act as executive officers and/or a director of one or more other programs sponsored by CCO Group. One of our directors, W. Brian Kretzmer, also serves as a director of CCPT IV and CCIT III. Similarly, Glenn J. Rufrano, one of our directors, serves as a director of CCPT V, CCIT II, and CCIT III, as well as chief executive officer and a director of VEREIT, the parent company of VEREIT OP, who provides certain services to us and our advisor through the Services Agreement. In addition, affiliates of Cole Income NAV Strategy Advisors act as an advisor to, and certain of our executive officers and one of our directors act as executive officers and/or directors of CCPT IV, CCPT V, CCIT II, CCIT III and/or other real estate offerings in registrations, all of which are or intend to be public, non-listed REITs offered, distributed and/or managed by affiliates of Cole Income NAV Strategy Advisors. As such, there are conflicts of interest where Cole Income NAV Strategy Advisors or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM or another real estate program sponsored or operated by CCO Group, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of Cole Income NAV

Strategy Advisors and CIM and these other real estate programs sponsored or operated by CCO Group could influence the advice to us. See Part I, Item 1. Business — Conflicts of Interest in this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of December 31, 2017 and 2016, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our market risk arises primarily from interest rate risk relating to variable-rate borrowings. To meet our short and long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not intend to hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
Interest Rate Risk
As of December 31, 2017, we had variable rate debt of $16.0 million, excluding any debt subject to interest rate swap agreements, and therefore, we are exposed to interest rate changes in the London Interbank Offered Rate (“LIBOR”). As of December 31, 2017, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $80,000 per year.
As of December 31, 2017, we had eight interest rate swap agreements outstanding, which mature on various dates from September 2019 to August 2022, respectively, with an aggregate notional amount of $190.7 million and an aggregate fair value of the net derivative asset of $1.7 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of December 31, 2017, an increase of 50 basis points in interest rates would result in a derivative asset of $4.8 million, representing a $3.1 million net change to the fair value of the net derivative asset. A decrease of 50 basis points would result in a derivative liability of $1.4 million, representing a $3.1 million decrease to the fair value of the net derivative asset.
As the information presented above includes only those exposures that existed as of December 31, 2017, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2017.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2017 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2017, were effective at a reasonable assurance level.
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
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be presented in our definitive proxy statement for our 2018 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item will be presented in our definitive proxy statement for our 2018 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be presented in our definitive proxy statement for our 2018 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item will be presented in our definitive proxy statement for our 2018 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be presented in our definitive proxy statement for our 2018 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.

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
Exhibits
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

1.1
Second Amended and Restated Dealer Manager Agreement by and between Cole Real Estate Income Strategy (Daily NAV), Inc. and Cole Capital Corporation, dated February 10, 2017 (Incorporated by reference to Exhibit 1.1 to the Company’s Form10-K filed March 28, 2017).

1.2	Form of Selected Dealer Agreement (Incorporated by reference to Exhibit 1.2 to the Company’s Form 10-K filed March 28, 2017).
3.1
Second Articles of Amendment and Restatement of Cole Real Estate Income Strategy (Daily NAV), Inc., dated as of August 26, 2013 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 333-169535), filed August 26, 2013).

3.2
Articles of Amendment to the Second Articles of Amendment and Restatement of Cole Real Estate Income Strategy (Daily NAV), Inc., dated August 2, 2017 (Incorporated by reference to Exhibit 3.4 the Company’s Post-effective Amendment No. 3 to the Company’s Form S-11 (File No. 333-213271), filed August 2, 2017).

3.3
Bylaws of Cole Real Estate Income Strategy (Daily NAV), Inc. effective September 28, 2011 (Incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 4 to the Company’s Registration on Form S-11 (File No. 333-169535), filed November 3, 2011).

3.4	First Amendment of Bylaws effective June 14, 2012 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 333-169535), filed June 19, 2012).
4.1
Amended and Restated Distribution Reinvestment Plan, effective August 26, 2013 (Incorporated by reference to Appendix E to the Company’s prospectus filed pursuant to Rule 424(b)(3) (File No. 333-186656), filed August 26, 2013).

4.2
Multiple Class Plan of Cole Real Estate Income Strategy (Daily NAV), Inc., effective August 26, 2013 (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 333-169535), filed August 26, 2013).

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

10.1
Independent Valuation Expert Agreement by and between Cole Real Estate Income Strategy (Daily NAV), Inc. (f/k/a Cole Real Estate Income Trust, Inc.) and CB Richard Ellis, Inc., dated September 1, 2011 (Incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 4 to the Company’s Form S-11 (File No. 333-169535), filed November 3, 2011).

10.2
Second Amended and Restated Agreement of Limited Partnership of Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP, dated August 26, 2013 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 333-169535), filed August 26, 2013).

10.3
Amended and Restated Advisory Agreement by and among Cole Real Estate Income Strategy (Daily NAV), Inc., Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP and Cole Real Estate Income Strategy (Daily NAV) Advisors, LLC, dated August 26, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 333-169535), filed August 26, 2013).

Exhibit No.	Description
10.4
Second Amended and Restated Credit Agreement by and among Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP, JPMorgan Chase Bank, N.A. as administrative agent, and the Lenders party thereto, dated September 6, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-169535), filed September 12, 2017).

10.5
Subordinated Promissory Note by and among Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP and Series C, LLC., dated December 6, 2014 (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K filed March 30, 2015).

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
None.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March 2018.

Cole Real Estate Income Strategy (Daily NAV), Inc.

By:	/s/ NATHAN D. DEBACKER
Name:	Nathan D. DeBacker
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ RICHARD S. RESSLER	Chief Executive Officer, President and Director	March 30, 2018
Richard S. Ressler	(Principal Executive Officer)

/s/ NATHAN D. DEBACKER	Chief Financial Officer and Treasurer	March 30, 2018
Nathan D. DeBacker	(Principal Financial Officer)

/s/ JEFFREY R. SMITH	Vice President of Accounting	March 30, 2018
Jeffrey R. Smith	(Principal Accounting Officer)

/s/ GEORGE N. FUGELSANG	Chairman of the Board	March 30, 2018
George N. Fugelsang

/s/ RICHARD J. LEHMANN	Independent Director	March 30, 2018
Richard J. Lehmann

/s/ ROGER D. SNELL	Independent Director	March 30, 2018
Roger D. Snell

/s/ W. BRIAN KRETZMER	Independent Director	March 30, 2018
W. Brian Kretzmer

/s/ GLENN J. RUFRANO	Director	March 30, 2018
Glenn J. Rufrano

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Cole Real Estate Income Strategy (Daily NAV), Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cole Real Estate Income Strategy (Daily NAV), Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Phoenix, Arizona
March 30, 2018

We have served as the Company’s auditor since 2010.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2017	December 31, 2016
ASSETS
Real estate assets:
Land	$129,344	$86,858
Buildings and improvements	488,741	319,589
Intangible lease assets	93,891	52,965
Total real estate assets, at cost	711,976	459,412
Less: accumulated depreciation and amortization	(40,550)	(22,638)
Total real estate assets, net	671,426	436,774
Investment in marketable securities	5,496	5,563
Total real estate assets and marketable securities, net	676,922	442,337
Cash and cash equivalents	2,923	4,671
Restricted cash	1	600
Rents and tenant receivables, net	7,377	4,206
Derivative assets, property escrow deposits and other assets	2,731	684
Deferred costs, net	1,359	1,074
Due from affiliates	100	—
Assets held for sale	8,050	—
Total assets	$699,463	$453,572
LIABILITIES AND EQUITY
Notes payable and credit facility, net	$274,830	$159,143
Accrued expenses and accounts payable	3,374	2,798
Escrowed stockholder proceeds	—	75
Due to affiliates	21,980	14,786
Intangible lease liabilities, net	12,753	5,798
Distributions payable	2,126	1,444
Deferred rental income, derivative liabilities and other liabilities	1,930	1,442
Total liabilities	316,993	185,486
Commitments and contingencies
Redeemable common stock	47,024	32,076
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
W Shares common stock, $0.01 par value; 164,000,000 shares authorized, 15,837,102 and 12,461,616 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	158	125
A Shares common stock, $0.01 par value; 163,000,000 shares authorized, 8,793,223 and 4,449,352 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	88	45
I Shares common stock, $0.01 par value; 163,000,000 shares authorized, 1,065,232 and 788,270 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	11	8
Capital in excess of par value	378,266	259,817
Accumulated distributions in excess of earnings	(45,506)	(24,399)
Accumulated other comprehensive income (loss)	1,657	(372)
Total stockholders’ equity	334,674	235,224
Non-controlling interests	772	786
Total equity	$335,446	$236,010
Total liabilities, redeemable common stock, and equity	$699,463	$453,572
The accompanying notes are an integral part of these consolidated financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Rental income	$43,670	$24,574	$17,345
Tenant reimbursement income	4,355	2,620	1,688
Interest income on marketable securities	121	117	76
Total revenues	48,146	27,311	19,109
Operating expenses:
General and administrative	6,563	4,544	1,794
Property operating	1,740	1,090	644
Real estate tax	3,358	2,055	1,204
Advisory fees and expenses	4,910	2,760	2,536
Acquisition-related	2,174	3,251	809
Depreciation and amortization	18,536	9,533	6,457
Impairment	227	—	—
Total operating expenses	37,508	23,233	13,444
Operating income	10,638	4,078	5,665
Other income (expense):
Interest expense and other, net	(10,291)	(5,380)	(3,980)
Income (loss) before real estate dispositions:	347	(1,302)	1,685
Gain on disposition of real estate, net	—	—	5,642
Net income (loss)	347	(1,302)	7,327
Net income (loss) allocated to noncontrolling interest	35	(10)	—
Net income (loss) attributable to the Company	$312	$(1,292)	$7,327

Class W Common Stock:
Net income (loss) attributable to the Company	$242	$(952)	$6,025
Basic and diluted weighted average number of common shares outstanding	14,374,833	9,986,524	6,506,020
Basic and diluted net income (loss) per common share	$0.02	$(0.10)	$0.93
Distributions declared per common share	$0.98	$0.98	$0.98

Class A Common Stock:
Net income (loss) attributable to the Company	$45	$(276)	$911
Basic and diluted weighted average number of common shares outstanding	6,590,846	2,713,815	986,216
Basic and diluted net income (loss) per common share	$0.01	$(0.10)	$0.92
Distributions declared per common share	$0.98	$0.98	$0.98

Class I Common Stock:
Net income (loss) attributable to the Company	25	(64)	391
Basic and diluted weighted average number of common shares outstanding	$936,555	$718,206	$420,662
Basic and diluted net income (loss) per common share	$0.03	$(0.09)	$0.93
Distributions declared per common share	0.98	0.98	0.98
The accompanying notes are an integral part of these consolidated financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$347	$(1,302)	$7,327
Other comprehensive income (loss):
Unrealized holding gain (loss) on marketable securities	27	44	(93)
Less: reclassification adjustment for (gain) loss included in income as other expense	(5)	—	17
Unrealized gain (loss) on interest rate swaps	1,344	(580)	(586)
Amount of loss reclassified from other comprehensive income into income as interest expense	663	539	284
Total other comprehensive income (loss)	2,029	3	(378)

Comprehensive income (loss)	2,376	(1,299)	6,949
Comprehensive income (loss) allocated to noncontrolling interest	35	(10)	—
Comprehensive income (loss) attributable to the Company	$2,341	$(1,289)	$6,949
The accompanying notes are an integral part of these consolidated financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share amounts)

	W Shares Common Stock		A Shares Common Stock		I Shares Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2015	6,012,043	$60	897,376	$9	256,525	$3	$99,503	$(9,539)	$3	$90,039	$—	$90,039
Issuance of common stock	2,689,946	27	541,431	6	175,819	2	62,136	—	—	62,171	—	62,171
Conversion of shares	(226,091)	(2)	—	—	225,280	2	—	—	—	—	—	—
Distributions declared	—	—	—	—	—	—	—	(7,737)	—	(7,737)	—	(7,737)
Commissions, dealer manager and distribution fees	—	—	—	—	—	—	(2,602)	—	—	(2,602)	—	(2,602)
Other offering costs	—	—	—	—	—	—	(464)	—	—	(464)	—	(464)
Redemptions of common stock	(650,835)	(7)	(67,044)	(1)	—	—	(12,949)	—	—	(12,957)	—	(12,957)
Changes in redeemable common stock	—	—	—	—	—	—	(5,422)	—	—	(5,422)	—	(5,422)
Comprehensive income	—	—	—	—	—	—	—	7,327	(378)	6,949	—	6,949
Balance, December 31, 2015	7,825,063	$78	1,371,763	$14	657,624	$7	$140,202	$(9,949)	$(375)	$129,977	$—	$129,977
Issuance of common stock	5,418,786	55	3,181,316	32	130,646	1	160,947	—	—	161,035	—	161,035
Distributions declared	—	—	—	—	—	—	—	(13,158)	—	(13,158)	—	(13,158)
Commissions, dealer manager and distribution fees	—	—	—	—	—	—	(9,904)	—	—	(9,904)	—	(9,904)
Other offering costs	—	—	—	—	—	—	(1,192)	—	—	(1,192)	—	(1,192)
Redemptions of common stock	(782,233)	(8)	(103,727)	(1)	—	—	(16,127)	—	—	(16,136)	—	(16,136)
Changes in redeemable common stock	—	—	—	—	—	—	(14,109)	—	—	(14,109)	—	(14,109)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	796	796
Comprehensive loss	—	—	—	—	—	—	—	(1,292)	3	(1,289)	(10)	(1,299)
Balance, December 31, 2016	12,461,616	$125	4,449,352	$45	788,270	$8	$259,817	$(24,399)	$(372)	$235,224	$786	$236,010
Issuance of common stock	5,206,244	51	4,661,884	46	464,022	5	189,494	—	—	189,596	—	189,596
Conversion of shares	(55,096)	—	—	—	54,673	—	—	—	—	—	—	—
Distributions declared	—	—	—	—	—	—	—	(21,419)	—	(21,419)	—	(21,419)
Commissions, dealer manager and distribution fees	—	—	—	—	—	—	(12,424)	—	—	(12,424)	—	(12,424)
Other offering costs	—	—	—	—	—	—	(1,400)	—	—	(1,400)	—	(1,400)
Redemptions of common stock	(1,775,662)	(18)	(318,013)	(3)	(241,733)	(2)	(42,273)	—	—	(42,296)	—	(42,296)
Changes in redeemable common stock	—	—	—	—	—	—	(14,948)	—	—	(14,948)	—	(14,948)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(49)	(49)
Comprehensive income	—	—	—	—	—	—	—	312	2,029	2,341	35	2,376
Balance, December 31, 2017	15,837,102	$158	8,793,223	$88	1,065,232	$11	$378,266	$(45,506)	$1,657	$334,674	$772	$335,446
The accompanying notes are an integral part of these consolidated financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$347	$(1,302)	$7,327
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net	18,117	9,538	6,630
Straight-line rental income	(1,860)	(1,067)	(717)
Amortization of deferred financing costs	1,813	716	465
Amortization on marketable securities	13	16	12
Gain on disposition of real estate assets, net	—	—	(5,642)
(Gain) loss on sale of marketable securities	(5)	—	17
Ineffectiveness of interest rate swaps	(37)	—	—
Write-off of deferred financing costs	97	—	—
Bad debt expense	—	17	2
Impairment of real estate assets, net	227	—	—
Changes in assets and liabilities:
Rents and tenant receivables	(1,311)	(501)	(1,077)
Prepaid expenses and other assets	(267)	4	114
Accounts payable and accrued expenses	413	664	884
Deferred rental income and other liabilities	842	253	233
Due from affiliates	(100)	—	—
Due to affiliates	1,022	(45)	(14)
Net cash provided by operating activities	19,311	8,293	8,234
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(253,928)	(186,432)	(52,555)
Investment in marketable securities	(1,513)	(1,638)	(6,954)
Proceeds from sale and maturities of marketable securities	1,594	1,340	2,102
Proceeds from disposition of real estate assets	—	—	21,398
Payment of property escrow deposits	(5,140)	(4,817)	—
Refund of property escrow deposits	5,050	4,407	—
Net cash used in investing activities	(253,937)	(187,140)	(36,009)
Cash flows from financing activities:
Proceeds from issuance of common stock	179,307	155,051	58,835
Offering costs on issuance of common stock	(7,652)	(4,500)	(1,414)
Redemptions of common stock	(42,296)	(16,136)	(12,957)
Distributions to stockholders	(10,448)	(6,518)	(4,208)
Proceeds from credit facility and notes payable	308,065	69,675	82,190
Repayments of credit facility	(191,000)	(28,000)	(83,000)
Proceeds from line of credit with affiliate	—	—	10,000
Repayments of line of credit with affiliate	—	—	(10,000)
Payment of loan deposits	(85)	—	—
Refund of loan deposits	85	—	—
Deferred financing costs paid	(3,573)	(1,233)	(1,252)
Contributions from noncontrolling interest	—	796	—
Distributions to noncontrolling interest	(49)	—	—
Change in escrowed stockholder proceeds liability	(75)	25	25
Net cash provided by financing activities	232,279	169,160	38,219
Net (decrease) increase in cash and cash equivalents and restricted cash	(2,347)	(9,687)	10,444
Cash and cash equivalents and restricted cash, beginning of period	5,271	14,958	4,514
Cash and cash equivalents and restricted cash, end of period	$2,924	$5,271	$14,958
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
On November 13, 2017, VEREIT Operating Partnership, L.P. (“VEREIT OP”), a former affiliated entity of our sponsor, CCO Group (as defined below), entered into a Purchase and Sale Agreement with CCA Acquisition, LLC (“CCA”), a newly-formed affiliate of CIM Group, LLC (“CIM”), pursuant to which CCA agreed to acquire all of the issued and outstanding shares of common stock of Cole Capital Advisors, Inc., the direct or indirect owner of Cole Real Estate Income Strategy (Daily NAV) Advisors, LLC (“Cole Income NAV Strategy Advisors”), Cole Capital Corporation and CREI Advisors, LLC (“CREI Advisors”), our external advisor, dealer manager and property manager, respectively (the “Transaction”).
On February 1, 2018, the Transaction was completed. Immediately following the completion of the Transaction, Cole Capital Advisors, Inc. and our dealer manager were each converted into Delaware limited liability companies, Cole Capital Advisors, Inc.’s name was changed to CCO Group, LLC, and our dealer manager’s name was changed to CCO Capital, LLC (“CCO Capital”). As a result of the Transaction, CIM owns and/or controls CCO Group, LLC and its subsidiaries (collectively, “CCO Group”), and CCO Group, LLC owns and controls Cole Income NAV Strategy Advisors, CCO Capital and CREI Advisors, our external advisor, dealer manager for the Offerings (as defined below) and property manager, respectively.
In addition, as part of the Transaction, VEREIT OP and CCO Group, LLC entered into a services agreement (the “Services Agreement”) pursuant to which VEREIT OP will continue to provide certain services to CCO Group and to us, Cole Credit Property Trust IV, Inc. (“CCPT IV”), Cole Credit Property Trust V, Inc. (“CCPT V”), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”), and Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”) (CCPT IV, CCPT V, CCIT II, CCIT III, and us collectively, the “Cole REITs”), including operational real estate support. VEREIT OP will continue to provide such services through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by any of the Cole REITs with respect to its 2018 fiscal year) (the “Initial Services Term”) and will provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC.
Despite the indirect change of ownership and control of our advisor, dealer manager, property manager and sponsor, we expect that, during the Initial Services Term of the Services Agreement, the advisory, dealer manager and property management services the Company receives will continue without any material changes in personnel (except as supplemented by the management oversight of CIM personnel) or material change in service procedures. During the Initial Services Term of the Services Agreement, CCO Group, LLC intends to evaluate and effectuate an appropriate transition of VEREIT OP’s services under the Services Agreement to other CIM affiliates or third parties with the goal of ensuring continuity and minimizing disruption.
On December 6, 2011, pursuant to a registration statement filed on Form S-11 (Registration No. 333-169535) (the “Initial Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”), the Company commenced its initial public offering on a “best efforts” basis of $4.0 billion in shares of common stock. On August 26, 2013, pursuant to a registration statement filed on Form S-11 (Registration No. 333-186656) (the “Multi-Class Registration Statement”) under the Securities Act, the Company designated the existing shares of the Company’s common stock that were sold prior to such date to be Wrap Class shares (“W Shares”) of common stock and registered two new classes of the Company’s common stock, Advisor Class shares (“A Shares”) and Institutional Class shares (“I Shares”). Pursuant to a registration statement filed on Form S-11 (Registration No. 333-213271) on February 10, 2017 (the “Continuing Offering Registration Statement”), the Company is offering up to $4.0 billion in shares of common stock of the three classes (the “Offering”), consisting of $3.5 billion in shares in the Company’s primary offering (the “Primary Offering”) and $500.0 million in shares pursuant to a distribution reinvestment plan (the “DRIP”). The Company is offering to sell any combination of W Shares, A Shares and I Shares with a dollar value up to the maximum offering amount. As of December 31, 2017, the Company had issued approximately 30.7 million shares of common stock in the Offering for gross offering proceeds of $550.6 million before offering costs and selling commissions of $10.0 million, and the current portion of dealer manager fees and distribution fees of $6.1 million.
The per share purchase price for each class of common stock varies from day-to-day and, on each business day, is equal to, for each class of common stock, the Company’s net asset value (“NAV”) for such class, divided by the number of shares of that class outstanding as of the close of business on such a day, plus, for A Shares sold in the Primary Offering, applicable selling commissions. The Company’s NAV per share is calculated daily as of the close of business by an independent fund accountant

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

using a process that reflects (1) estimated values of each of the Company’s commercial real estate assets, related liabilities and notes receivable secured by real estate provided periodically by the Company’s independent valuation expert in individual appraisal reports, (2) daily updates in the price of liquid assets for which third party market quotes are available, (3) accruals of daily distributions, and (4) estimates of daily accruals, on a net basis, of operating revenues, expenses, debt service costs and fees. As of December 31, 2017, the NAV per share for W Shares, A Shares, and I Shares was $18.37, $18.15, and $18.55, respectively. The Company’s NAV is not audited or reviewed by its independent registered public accounting firm.
The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio primarily consisting of (1) necessity retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States, (2) notes receivable and other investments secured by commercial real estate, including the origination of loans, and (3) U.S. government securities, agency securities, corporate debt and other investments for which there is reasonable liquidity. As of December 31, 2017, the Company owned 139 commercial properties, which includes properties owned through a consolidated joint venture arrangement (the “Consolidated Joint Venture”), located in 36 states, containing 4.4 million rentable square feet of commercial space, including the square feet of buildings which are on land subject to ground leases. As of December 31, 2017, the rentable square feet at these properties was 99.4% leased, including month-to-month agreements, if any.
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
The Company evaluates its relationships and investments to determine if it has variable interests. A variable interest is an investment or other interest that will absorb portions of an entity’s expected losses or receive portions of the entity’s expected residual returns. If the Company determines that it has a variable interest in an entity, it evaluates whether such interest is in a variable interest entity (“VIE”). VIEs are entities where stockholders lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or where equity investors, as a group, lack one of the following characteristics: (a) the power to direct the activities that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses of the entity, or (c) the right to receive the expected returns of the entity. The Company consolidates any VIEs when it is determined to be the primary beneficiary of the VIE’s operations.
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
As of December 31, 2017, the Company determined that it had a controlling interest in the Consolidated Joint Venture and therefore met the GAAP requirements for consolidation.
Reclassifications
In connection with the adoption of Accounting Standards Update (“ASU”) ASU 2016-18, discussed in “Recent Accounting Pronouncements,” certain reclassifications have been made to prior period balances to conform to current presentation in the consolidated statement of cash flows. Under ASU 2016-18, transfers to or from restricted cash which have previously been shown in the Company’s investing activities section of the consolidated statements of cash flows are now required to be shown as part of the total change in cash, cash equivalents and restricted cash in the consolidated statements of cash flows. This change resulted in a decrease in cash flows from investing activities of $482,000 and $93,000, respectively, during the year ended December 31, 2016 and 2015.
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. During the year ended December 31, 2017, the Company recorded impairment charges of $227,000, related to one multi-tenant property held for sale, due to the carrying value being greater than the selling price. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in detail in Note 3 — Fair Value Measurements. See also Note 4 — Real Estate Assets for further discussion regarding real estate acquisition and disposition activity. No impairment indicators were identified and no impairment losses were recorded during the years ended December 31, 2016 or 2015.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. During the year ended December 31, 2017, the Company identified one property as held for sale, which was sold subsequent to December 31, 2017, as discussed in Note 18 — Subsequent Events. There were no assets identified as held for sale as of December 31, 2016.
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
The fair values of in-place leases include estimates of direct costs associated with obtaining a new tenant and opportunity costs associated with lost rental and other property income which are avoided by acquiring a property with an in-place lease. Direct costs associated with obtaining a new tenant include leasing commissions, legal and other related expenses and are estimated in part by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. The intangible values of opportunity costs, which are calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease, are capitalized as intangible lease assets and are amortized to expense over the remaining term of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.
The Company may acquire certain properties subject to contingent consideration arrangements that may obligate the Company to pay additional consideration to the seller based on the outcome of future events. Additionally, the Company may acquire certain properties for which it funds certain contingent consideration amounts into an escrow account pending the outcome of certain future events. The outcome may result in the release of all or a portion of the escrow funds to the Company or the seller or a combination thereof. Prior to the adoption of ASU 2017-01 (as defined below) in April 2017, contingent consideration arrangements, including amounts funded through an escrow account, were recorded upon acquisition of the respective property at their estimated fair value, and any changes to the estimated fair value subsequent to acquisition were reflected in the accompanying consolidated statements of operations in acquisition-related fees and expenses. Upon adoption of ASU 2017-01 in April 2017, contingent consideration arrangements for asset acquisitions are recognized when the contingency is resolved. The determination of the amount of contingent consideration arrangements is based on the probability of several possible outcomes as identified by management.
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
In April 2017, the Company elected to early adopt ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Beginning in April 2017, all real estate acquisitions qualified as asset acquisitions, and as such, acquisition-related fees and certain acquisition-related expenses related to these asset acquisitions were capitalized and allocated to tangible and intangible assets and liabilities as described above. Prior to the adoption of ASU 2017-01 in April 2017, all of the Company’s real estate acquisitions were accounted for as business combinations, and as such, acquisition-related expenses related to these business combination acquisitions were expensed as incurred. Prior to April 2017, acquisition-related expenses in the Company’s consolidated statements of operations primarily consisted of legal, deed transfer and other costs related to real estate purchase transactions, including costs incurred for deals that were not consummated. The Company expects its future acquisitions to qualify as asset acquisitions, and as such, the Company will allocate the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and to identified intangible assets and liabilities, consisting of the value of above- and below-market leases and the value of in-place leases, based in each case on a relative fair value basis.
Investment in Marketable Securities
Investment in marketable securities consists primarily of the Company’s investment in corporate and government debt securities. The Company determines the appropriate classification for debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 2017, the Company classified its investments as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in other comprehensive income (loss).
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
Noncontrolling Interest in Consolidated Joint Venture
On December 16, 2016, the Company completed the formation of the Consolidated Joint Venture. The Company determined it had a controlling interest in the Consolidated Joint Venture and, therefore, met the GAAP requirements for consolidation. The Company recorded net income of $35,000 and paid distributions of $49,000 related to the noncontrolling interest during the year ended December 31, 2017. The Company recorded the noncontrolling interest of $772,000 and $786,000 as of December 31, 2017 and 2016, respectively, on the consolidated balance sheet.
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash in bank accounts, as well as investments in highly-liquid money market funds. The Company deposits cash with several high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (“FDIC”) up to an insurance limit of $250,000. At times, the Company’s cash and cash equivalents may exceed

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

federally insured levels. Although the Company bears risk on amounts in excess of those insured by the FDIC, it has not experienced and does not anticipate any losses due to the high quality of the institutions where the deposits are held.
The Company had $1,000 and $600,000 in restricted cash as of December 31, 2017 and 2016, respectively. Included in restricted cash as of December 31, 2016 was $500,000 held by a lender in an escrow account for a certain property in accordance with the associate loan agreement. Additionally, as part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which funds in excess of the required minimum balance are disbursed on a weekly basis to the Company. As of December 31, 2017 and 2016, the Company had $1,000 and $25,000, respectively, held in a lockbox account. In addition, restricted cash included $75,000 of escrowed stockholder proceeds for which shares of common stock had not been issued as of December 31, 2016.
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the accompanying consolidated balance sheets to the combined amounts shown on the accompanying consolidated statements of cash flows (in thousands):

	As of December 31,
	2017	2016	2015
Cash and cash equivalents	$2,923	$4,671	$14,840
Restricted cash	1	600	118
Total cash and cash equivalents and restricted cash shown in the statement of cash flows	$2,924	$5,271	$14,958
Deferred Financing Costs
Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. The presentation of all deferred financing costs, other than those associated with the revolving loan portion of the credit facility, are classified such that the debt issuance costs related to a recognized debt liability are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability rather than as an asset. Debt issuance costs related to securing a revolving line of credit are presented as an asset and amortized ratably over the term of the line of credit arrangement. As such, the Company’s current and corresponding prior period total deferred financing costs, net in the accompanying consolidated balance sheets relate only to the revolving loan portion of the credit facility and the historical presentation, amortization and treatment of unamortized costs are still applicable. As of December 31, 2017 and 2016, the Company had $1.4 million and $1.1 million, respectively, of deferred financing costs, net of accumulated amortization, related to the revolving credit facility. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined the financing will not close.
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
Due to Affiliates
Cole Income NAV Strategy Advisors and certain of its affiliates received, and will continue to receive, fees, reimbursements and compensation in connection with services provided relating to the Offering and the acquisition, management and performance of the Company’s assets. As of December 31, 2017 and 2016, $22.0 million and $14.8 million, respectively, was due to Cole Income NAV Strategy Advisors and its affiliates for such services, as discussed in Note 12 — Related-Party Transactions and Arrangements to these consolidated financial statements.
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
As of December 31, 2017 and 2016, the quarterly redemption capacity was equal to 10% of the Company’s NAV and this amount was recorded as redeemable common stock on the consolidated balance sheets for a total of $47.0 million and $32.1 million, respectively. As of December 31, 2017 and 2016, certain shares were not permitted to be redeemed subject to certain limitations as discussed in Note 14 — Stockholders’ Equity to these consolidated financial statements.
Dealer Manager and Distribution Fees
The Company pays CCO Capital dealer manager and distribution fees, which are calculated on a daily basis in the amount of 1/365th of the amount indicated in the table below for each class of common stock:

	Dealer Manager Fee	Distribution Fee
W Shares	0.55%	—
A Shares	0.55%	0.50%
I Shares	0.25%	—
The dealer manager and distribution fees are paid monthly in arrears. An estimated liability for future dealer manager and distribution fees payable to CCO Capital is recognized at the time each share is sold and included in due to affiliates in the consolidated balance sheets with a corresponding decrease to capital in excess of par value. The Company recognized a liability for future dealer manager and distribution fees payable to CCO Capital of $19.2 million and $12.5 million, as of December 31, 2017 and 2016, respectively.
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
The Company continually reviews receivables related to rent, including any straight-line rent, and current and future operating expense reimbursements from tenants and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is uncertain, the Company will record an increase in the allowance for uncollectible accounts. As of December 31, 2017, the Company had no allowances. As of December 31, 2016, the Company had an allowance for uncollectible accounts of $2,000.
Income Taxes
The Company elected to be taxed, and currently qualifies, as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company generally is not subject to federal corporate income tax to the extent it distributes its taxable income to its stockholders, and so long as it, among other things, distributes at least 90% of its annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the Company maintains its qualification for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. See Note 15 — Income Taxes for further discussion regarding the Tax Cuts and Jobs Act.
Earnings (Loss) and Distributions Per Share
The Company has three classes of common stock with nonforfeitable dividend rights that are determined based on a different NAV for each class. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which results in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

respective period. Diluted income per share, when applicable, considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the years ended December 31, 2017, 2016 or 2015. Distributions per share is calculated based on the authorized daily distribution rate.
Offering and Related Costs
Cole Income NAV Strategy Advisors funds all of the organization and offering costs associated with the sale of the Company’s common stock (excluding selling commissions, the distribution fee and the dealer manager fee) and is reimbursed for such costs up to 0.75% of gross proceeds from the Offering, excluding selling commissions charged on A Shares sold in the Primary Offering. As of December 31, 2017, Cole Income NAV Strategy Advisors, or its affiliates, had paid organization and offering costs in excess of the 0.75% in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable to Cole Income NAV Strategy Advisors.
Reportable Segments
The Company’s commercial real estate assets primarily consist of single-tenant, necessity commercial properties, which are leased to creditworthy tenants under long-term net leases and provide current operating cash flow. The commercial properties are geographically diversified throughout the United States and have similar economic characteristics. The Company’s management evaluates operating performance on an overall portfolio level; therefore the Company’s properties are one reportable segment.
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
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition, Accounting Standards Codification (“ASC”) (Topic 605) and will require an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public business entities, the guidance should be applied to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. In accordance with the Company’s plan for the adoption of ASU 2014-09, the Company’s implementation team has identified all of the Company’s revenue streams and real estate sales and concluded that upon adoption, there will not be a material impact on the Company’s consolidated financial statements and disclosures. The Company plans to adopt ASU 2014-09 effective January 1, 2018 using the modified retrospective approach. In addition, the Company evaluated controls around the implementation of ASU 2014-09 and has concluded there will be no significant impact on the Company’s control structure.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than 12 months, with the result being the recognition of a right of use asset and a lease liability and the disclosure of key information about the entity’s leasing arrangements. The lessor accounting model under ASU 2016-02 is similar to current guidance; however it limits the capitalization of initial direct leasing costs, such as internally generated costs. ASU 2016-02 retains a distinction between finance leases (i.e., capital leases under current GAAP) and operating leases. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. A modified retrospective approach is required for existing leases that have not expired upon adoption and provides for certain practical expedients. The Company is still evaluating the full impact of ASU 2016-02 on its consolidated financial statements; however, the Company plans to adopt ASU 2016-02 as of January 1, 2019 and anticipates that it will elect a practical expedient offered in ASU 2016-02 that allows an entity to not reassess the following upon adoption (elected as a group): (i) whether an expired or existing contract contains a lease arrangement; (ii) lease classification related to expired or existing lease arrangements; or (iii) whether costs incurred on expired or existing leases qualify as initial direct costs. As a result of the adoption, all leases for which the Company is the lessee, including ground leases (if any), will be recorded on the Company’s consolidated financial statements as either financing leases or operating leases with a related right of use asset and lease liability. In addition, certain executory and non-lease components, such as common area maintenance, may need to be

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

accounted for separately from the lease component of the lease. Lease components will continue to be recognized on a straight-line basis over the lease term and certain non-lease components will be accounted for under the new revenue recognition guidance in ASU 2014-09 as mentioned above. In January 2018, the FASB proposed amending Topic 842 to allow lessors the option to combine lease and non-lease components when certain criteria are met.
ASU No. 2016-01, Financial Instruments (Subtopic 825-10) (“ASU 2016-01”) — The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income (loss), the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the consolidated balance sheets or the accompanying notes to the consolidated financial statements. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will adopt ASU 2016-01 during the first quarter of fiscal year 2018 and does not expect it will have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 is intended to improve financial reporting requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current GAAP. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating the impact this amendment will have on its consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to address diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, and requires retrospective adoption unless it is impracticable to apply, in which case it is to be applied prospectively as of the earliest date practicable. The Company adopted ASU 2016-15 during the fourth quarter of fiscal year 2017 and has determined that this standard is relevant to its presentation of debt prepayment and debt extinguishment costs and contingent consideration payments made after a business combination. Following the retrospective adoption of this standard, the Company determined these items did not have a material impact on the consolidated statements of cash flows.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. In accordance with ASU 2016-18, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The amendments of ASU 2016-18 are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2016-18 during the fourth quarter of 2017 and applied the standard retrospectively for all periods presented. Accordingly, for the years ended December 31, 2017, 2016 and 2015, the Company included restricted cash within cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows and removed the change in restricted cash from cash flows from investing activities. This change resulted in an increase in cash flows from investing activities of $482,000 and $93,000 during the years ended December 31, 2016 and 2015, respectively.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In February 2017, the FASB issued ASU No. 2017-05, Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05), which clarifies the following: (1) nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty; (2) an entity should allocate consideration to each distinct asset by applying the guidance in Topic 606 on allocating the transaction price to performance obligations; and (3) entities are required to derecognize a distinct nonfinancial asset or distinct in substance nonfinancial asset in a partial sale transaction when it (a) does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset in accordance with Subtopic 810 and (b) transfers control of the asset in accordance with Topic 606. The adoption of this standard may result in higher gains on the sale of partial real estate interests, including contributions of nonfinancial assets to a joint venture or other noncontrolling investee, due to recognizing the full gain when the derecognition criteria are met and recording the retained noncontrolling interest at its fair value. ASU 2017-05 is effective for annual periods, and interim periods therein, beginning after December 15, 2017. Early adoption is permitted. The standard is applied prospectively to sales of nonfinancial assets on or after the adoption date. The Company plans to adopt ASU 2017-05 effective January 1, 2018 using the modified retrospective approach and does not expect it will have a material impact on the Company’s consolidated financial statements.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The targeted amendments in this ASU help simplify certain aspects of hedge accounting and result in a more accurate portrayal of the economics of an entity’s risk management activities in its financial statements. This ASU applies to the Company’s interest rate swaps designated as cash flow hedges. Upon adoption of this ASU, all changes in the fair value of highly effective cash flow hedges will be recorded in accumulated other comprehensive income rather than recognized directly in earnings. Under current GAAP, the ineffective portion of the change in fair value of cash flow hedges is recognized directly in earnings. This eliminates the requirement to separately measure and disclose ineffectiveness for qualifying cash flow hedges. ASU 2017-12 is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The ASU is required to be adopted using a modified retrospective approach with early adoption permitted. The Company plans to adopt ASU 2017-12 during the first quarter of fiscal year 2018 and does not expect that it will have a material impact on its consolidated financial statements.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Notes payable and line of credit — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of December 31, 2017, the estimated fair value of the Company’s debt was $274.0 million, compared to the carrying value of $278.2 million. The estimated fair value and the carrying value of the Company’s debt were each $161.2 million as of December 31, 2016.

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2017 and 2016, the Company has assessed the overall significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of December 31, 2017 and 2016, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2017 and 2016 (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Interest rate swaps	$1,718	$—	$1,718	$—
Marketable securities	5,496	5,496	—	—
Total financial assets	$7,214	$5,496	$1,718	$—
Financial liabilities:
Interest rate swaps	$(17)	$—	$(17)	$—

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Interest rate swaps	$28	$—	$28	$—
Marketable securities	5,563	5,563	—	—
Total financial assets	$5,591	$5,563	$28	$—
Financial liabilities:
Interest rate swaps	$(371)	$—	$(371)	$—

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)
Certain financial and nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The Company’s process for identifying and recording impairment related to real estate assets and intangible assets is discussed in Note 2 — Summary of Significant Accounting Policies.
As discussed in Note 4 — Real Estate Assets, during the year ended December 31, 2017, real estate assets related to one multi-tenant property held for sale and totaling approximately 62,000 square feet was deemed to be impaired, due to the carrying value being greater than the selling price. The carrying value was reduced to an estimated fair value of $8.1 million, resulting in impairment charges of $227,000. The Company determined that the selling price used to determine the fair value was a Level 2 input. The following table presents the impairment charges by asset class recorded during the year ended December 31, 2017 (in thousands):

Year Ended
December 31, 2017
Asset class impaired:
Land	$3
Buildings and improvements	210
Intangible lease assets	14
Total impairment loss	$227
NOTE 4 — REAL ESTATE ASSETS
2017 Property Acquisitions
During the year ended December 31, 2017, the Company acquired a 100% interest in 31 commercial properties, of which 19 were accounted for as asset acquisitions and 12 were acquired prior to the Company’s adoption of ASU 2017-01 in April 2017 and thus were accounted for as business combinations for an aggregate purchase price of $253.4 million (the “2017 Acquisitions”). The Company funded the 2017 Acquisitions with net proceeds from the Offering and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed.
The following table summarizes the consideration transferred for the properties purchased during the year ended December 31, 2017 (in thousands):

2017 Acquisitions
Real estate assets:
Purchase price of asset acquisitions	$200,991
Purchase price of business combinations	52,457
Total purchase price of real estate assets acquired (1)	$253,448
______________________

(1)
The weighted average amortization period for the 2017 Acquisitions is 12.6 years for acquired in-place leases and other intangibles, 15.7 years for acquired above-market leases and 13.8 years for acquired intangible lease liabilities.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the year ended December 31, 2017, the Company acquired a 100% interest in 19 commercial properties for an aggregate purchase price of $201.0 million (the “2017 Asset Acquisitions”), which includes $1.5 million of external acquisition-related expenses that were capitalized in accordance with ASU 2017-01. Prior to the adoption of ASU 2017-01, costs related to property acquisitions were expensed as incurred. The following table summarizes the purchase price allocation for the 2017 Asset Acquisitions purchased during the year ended December 31, 2017 (in thousands):

2017 Asset Acquisitions
Land	$30,220
Building and improvements	152,840
Acquired in-place leases and other intangibles	23,164
Acquired above-market leases	1,522
Intangible lease liabilities	(6,755)
Total purchase price	$200,991
During the year ended December 31, 2017, the Company acquired a 100% interest in 12 commercial properties for an aggregate purchase price of $52.5 million which were accounted for as business combinations (the “2017 Business Combination Acquisitions”). The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed.
The following table summarizes the purchase price allocation for the 2017 Business Combination Acquisitions purchased during the year ended December 31, 2017 (in thousands):

2017 Business Combinations
Land	$14,232
Building and improvements	22,292
Acquired in-place leases and other intangibles	15,911
Acquired above-market leases	1,423
Intangible lease liabilities	(1,401)
Total purchase price	$52,457
The Company recorded revenue of $3.3 million and net income of $650,000 for the year ended December 31, 2017 related to the 2017 Business Combination Acquisitions. In addition, the Company recorded $426,000 of acquisition-related expenses for the year ended December 31, 2017, which is included in acquisition-related expenses on the consolidated statements of operations.
The following table summarizes selected financial information of the Company, as if all of the 2017 Business Combination Acquisitions were completed on January 1, 2016 for each period presented below. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended
	December 31, 2017	December 31, 2016
Pro forma basis (unaudited):
Revenue	$48,362	$30,872
Net income (loss)	$702	$(1,805)
The unaudited pro forma information for the year ended December 31, 2017 was adjusted to exclude $426,000 of acquisition-related expenses recorded during such periods related to the 2017 Business Combination Acquisitions. Accordingly, these expenses were instead recognized in the pro forma information for the year ended December 31, 2016. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2016, nor does it purport to represent the results of future operations.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2017 Impairment of a Property
The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate that the carrying value of certain of its real estate assets may not be recoverable. See Note 2 — Summary of Significant Accounting Policies for a discussion on the Company’s accounting policies regarding impairment of real estate assets.
During the year ended December 31, 2017, one property with a carrying value of $8.3 million was deemed to be impaired and its carrying value was reduced to an estimated fair value of $8.1 million, resulting in impairment charges of $227,000, which were recorded in the consolidated statements of operations. See Note 3 — Fair Value Measurements for a further discussion on these impairment charges.
Consolidated Joint Venture
As of December 31, 2017, the Company had an interest in a Consolidated Joint Venture that owns and manages two properties, with total assets of $7.8 million, which included $1.4 million of land, $5.8 million of building and improvements, and $641,000 of intangible assets, net of accumulated depreciation and amortization of $238,000, and total liabilities of $222,000. The Consolidated Joint Venture does not have any debt outstanding as of December 31, 2017. The Company has the ability to control operating and financial policies of the Consolidated Joint Venture. There are restrictions on the use of these assets as the Company would generally be required to obtain the approval of the partner (the “Consolidated Joint Venture Partner”) in accordance with the joint venture agreement for any major transactions. The Company and the Consolidated Joint Venture Partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
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
The following table summarizes the purchase price allocation for the acquisitions purchased during the year ended December 31, 2016 (in thousands):

2016 Acquisitions
Land	$37,073
Building and improvements	131,828
Acquired in-place leases and other intangibles (1)	17,293
Acquired above-market leases(2)	2,828
Intangible lease liabilities(3)	(2,733)
Total purchase price	$186,289
______________________

(1)	The weighted average amortization period for acquired in-place leases and other intangibles was 15.9 years for the 2016 Acquisitions.

(2)	The weighted average amortization period for acquired above-market leases was 16.6 years for the 2016 Acquisitions.

(3)	The weighted average amortization period for acquired intangible lease liabilities was 15.5 years for the 2016 Acquisitions.
The Company recorded revenue of $4.1 million and net income of $1.0 million for the year ended December 31, 2016 related to the 2016 Acquisitions. In addition, the Company recorded $1.4 million of acquisition-related expenses for the year ended December 31, 2016, which is included in acquisition-related expenses on the consolidated statements of operations.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes selected financial information of the Company, as if all of the 2016 Acquisitions were completed on January 1, 2015 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the years ended December 31, 2016 and 2015 (in thousands):

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
2015 Property Acquisitions
During the year ended December 31, 2015, the Company acquired a 100% interest in seven commercial properties for an aggregate purchase price of $52.3 million (the “2015 Acquisitions”). The 2015 Acquisitions were accounted for as business combinations. The Company funded the 2015 Acquisitions with net proceeds from the Offering and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed.
The following table summarizes the purchase price allocation for the acquisitions purchased during the year ended December 31, 2015 (in thousands):

2015 Acquisitions
Land	$11,505
Building and improvements	37,381
Acquired in-place leases and other intangibles (1)	5,054
Acquired above-market leases(2)	28
Intangible lease liabilities(3)	(1,694)
Total purchase price	$52,274
______________________

(1)	The weighted average amortization period for acquired in-place leases and other intangibles was 10.0 years for the 2015 Acquisitions.

(2)	The weighted average amortization period for acquired above-market leases was 8.5 years for the 2015 Acquisitions.

(3)	The weighted average amortization period for acquired intangible lease liabilities was 9.8 years for the 2015 Acquisitions.
The Company recorded revenue of $425,000 and net loss of $267,000 for the year ended December 31, 2015 related to the 2015 Acquisitions. In addition, the Company recorded $809,000 of acquisition-related expenses for the year ended December 31, 2015, which is included in acquisition-related expenses on the consolidated statements of operations.
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
2015 Property Dispositions
During the year ended December 31, 2015, the Company disposed of four retail properties and one anchored shopping center property, for an aggregate gross sales price of $21.9 million and a gain of $5.6 million. No disposition fees were paid to affiliates in connection with the sale of the properties and the Company has no continuing involvement with these properties. The gain on sale of real estate is included in gain on disposition of real estate, net in the consolidated statements of operations for all periods presented. The Company did not dispose of any properties during the years ended December 31, 2017 or 2016.
NOTE 5 — INTANGIBLE LEASE ASSETS
Intangible lease assets of the Company consisted of the following as of December 31, 2017 and 2016 (in thousands, except weighted average life amounts):

	As of December 31,
	2017	2016
In-place leases and other intangibles, net of accumulated amortization of $12,955 and $6,942, respectively
(with a weighted average life remaining of 10.7 years and 12.0 years, respectively).	$71,543	$39,353
Acquired above-market leases, net of accumulated amortization of $1,522 and $927, respectively
(with a weighted average life remaining of 12.3 years and 12.3 years, respectively).	7,871	5,743
	$79,414	$45,096
Amortization of the above-market leases is recorded as a reduction to rental revenue, and amortization expense related to the in-place leases and other intangibles is included in depreciation and amortization in the accompanying consolidated statement of operations. The following table summarizes the amortization expense related to the intangible lease assets for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
In-place lease and other intangible amortization	$6,491	$2,969	$2,120
Above-market lease amortization	$745	$417	$347
As of December 31, 2017, the estimated amortization expense relating to the intangible lease assets for each of the five succeeding fiscal years is as follows (in thousands):

	Amortization
Year ending December 31,	In-Place Leases and Other Intangibles	Above-Market Leases
2018	$7,463	$759
2019	$7,403	$746
2020	$7,200	$740
2021	$7,019	$740
2022	$6,963	$738

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6 — MARKETABLE SECURITIES
The Company owned marketable securities with an estimated fair value of $5.5 million and $5.6 million as of December 31, 2017 and 2016, respectively. The following is a summary of the Company’s available-for-sale securities as of December 31, 2017 (in thousands):

	Available-for-sale securities
	Amortized Cost Basis	Unrealized (Loss) Gain	Fair Value
U.S. Treasury Bonds	$1,991	$(24)	$1,967
U.S. Agency Bonds	620	(5)	615
Corporate Bonds	2,892	22	2,914
Total available-for-sale securities	$5,503	$(7)	$5,496
The following table provides the activity for the marketable securities during the year ended December 31, 2017 (in thousands):

	Amortized Cost Basis	Unrealized (Loss) Gain	Fair Value
Marketable securities as of January 1, 2017	$5,592	$(29)	$5,563
Face value of marketable securities acquired	1,494	—	1,494
Premiums and discounts on purchase of marketable securities, net of acquisition costs	19	—	19
Amortization on marketable securities	(13)	—	(13)
Sales and maturities of securities	(1,589)	(5)	(1,594)
Unrealized gain on marketable securities	—	27	27
Marketable securities as of December 31, 2017	$5,503	$(7)	$5,496
During the year ended December 31, 2017, the Company sold 67 marketable securities for aggregate proceeds of $1.6 million. Unrealized gains (losses) on marketable securities are recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified into other expense, net on the accompanying consolidated statements of operations as securities are sold and gains (losses) are recognized. In addition, the Company recorded an unrealized gain of $27,000 on its investments, which is included in accumulated other comprehensive income (loss) on the accompanying consolidated statement of changes in equity for the year ended December 31, 2017 and the consolidated balance sheet as of December 31, 2017.
The following table shows the fair value and gross unrealized losses of the Company’s available-for-sale securities as of December 31, 2017 and the length of time the available-for-sale securities have been in the unrealized loss position (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury Bonds	$1,059	$(6)	$774	$(17)	$1,833	$(23)
U.S. Agency Bonds	615	(5)	—	—	615	(5)
Corporate Bonds	1,059	(6)	41	(1)	1,100	(7)
Total temporarily impaired securities	$2,733	$(17)	$815	$(18)	$3,548	$(35)
The scheduled maturities of the Company’s marketable securities as of December 31, 2017 are as follows (in thousands):

	Available-for-sale securities
	Amortized Cost	Estimated Fair Value
Due within one year	$957	$954
Due after one year through five years	2,064	2,059
Due after five years through ten years	2,348	2,350
Due after ten years	134	133
Total	$5,503	$5,496

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
In estimating other-than-temporary impairment losses, management considers a variety of factors, including (1) whether the Company has the intent to sell the impaired security, (2) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, and (3) whether the Company expects to recover the entire amortized cost basis of the security. The Company believes that none of the unrealized losses on investment securities are other-than-temporary as management expects the Company will fully recover the entire amortized cost basis of all securities. As of December 31, 2017, the Company had no other-than-temporary impairment losses.
NOTE 7 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the year ended December 31, 2017, the Company entered into five interest rate swap agreements. As of December 31, 2017 the Company had eight interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of December 31, 2017 and 2016 (dollar amounts in thousands):

		Outstanding Notional Amount as of December 31, 2017				Fair Value of Assets and (Liabilities)
	Balance Sheet Location		Interest Rates(1)	Effective Dates	Maturity Dates	December 31, 2017	December 31, 2016
Interest Rate Swaps	Derivative assets, property escrow deposits and other assets	$174,305	3.13% to 4.14%	6/30/2015 to 9/29/2017	9/12/2019 to 8/1/2022	$1,718	$28
Interest Rate Swaps	Deferred rental income, derivative liabilities and other liabilities	$16,400	4.17%	12/16/2016	1/1/2022	$(17)	$(371)
 ____________________________________

(1)	The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of December 31, 2017.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements to these consolidated financial statements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the effective portion of the derivative instruments that are designated as hedges is recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the years ended December 31, 2017, and 2016, the amounts reclassified were $663,000 and $539,000, respectively. During the next 12 months, the Company estimates that an additional $5,000 will be reclassified from other comprehensive income (loss) as a decrease to interest expense.
Any ineffective portion of the change in fair value of the derivative instruments is recorded in interest expense. During the year ended December 31, 2017, $37,000 of the change in the fair value of the interest rate swaps was considered ineffective. There were no portions of the change in the fair value of the interest rate swaps that were considered ineffective during the year ended December 31, 2016.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations, under the agreements at an aggregate termination value, inclusive of interest payments, of $29,000, which includes accrued interest, at December 31, 2017. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of December 31, 2017.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8 — NOTES PAYABLE AND CREDIT FACILITY
As of December 31, 2017, the Company had $274.8 million of debt outstanding, including net deferred financing costs, with weighted average years to maturity of 4.5 and a weighted average interest rate of 3.58%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date. The following table summarizes the debt balances as of December 31, 2017 and 2016, and the debt activity for the year ended December 31, 2017 (in thousands):

		During the Year Ended December 31, 2017
	Balance as of January 1, 2017	Debt Issuances, Net (1)	Repayments		Amortization	Balance as of December 31, 2017
Credit facility	$64,000	$255,500	$(191,000)		$—	$128,500
Fixed rate debt	97,169	52,565	—		—	149,734
Total debt	161,169	308,065	(191,000)		—	278,234
Deferred costs (2)	(2,026)	(1,951)	97	(3)	476	(3,404)
Total debt, net	$159,143	$306,114	$(190,903)		$476	$274,830
 ____________________________________

(1)	Includes deferred financing costs incurred during the period.

(2)	Deferred costs relate to mortgage notes payable and the term portion of the credit facility, as discussed in Note 2 — Summary of Significant Accounting Policies.

(3)	Represents deferred financing costs of the term portion of the credit facility written off during the period resulting from the Second Amended and Restated Credit Agreement, as defined below.
As of December 31, 2017, the Company had fixed rate debt outstanding of $149.7 million, including $78.2 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.37% to 4.17% per annum and as of December 31, 2017, the fixed rate debt had a weighted average interest rate of 3.87%. The fixed rate debt outstanding matures on various dates from December 2020 to February 2025. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $266.1 million as of December 31, 2017. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
During the year ended December 31, 2017, the Company entered into a second amended and restated credit agreement (the “Second Amended Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent (“JPMorgan Chase”), that provides for borrowings up to $425.0 million, which is comprised of up to $212.5 million in unsecured revolving loans (the “Revolving Loans”) and up to $212.5 million in unsecured term loans (the “Term Loans”) (collectively, with the Revolving Loans the “Credit Facility”). The Term Loans mature on September 6, 2022 and the Revolving Loans mature on September 6, 2021; however, the Company may elect to extend the maturity date for the Revolving Loans for up to two six-month periods, but no later than September 6, 2022    , subject to satisfying certain conditions contained in the Second Amended Credit Agreement.
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”) multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.70% to 2.20% for Revolving Loans and 1.60% to 2.10% for Term Loans; or (ii) a base rate ranging from 0.70% to 1.20% for Revolving Loans and 0.60% to 1.10% for Term Loans, plus the greater of: (a) JPMorgan Chase’s Prime Rate (as defined in the Second Amended Credit Agreement); (b) the Federal Funds Effective Rate (as defined in the Second Amended Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.0%. As of December 31, 2017, the Revolving Loans outstanding totaled $16.0 million at an interest rate of 3.27% and the Term Loans outstanding totaled $112.5 million, all of which is subject to interest rate swap agreements (the “Swapped Term Loans”). The interest rate swap agreements have the effect of fixing the Eurodollar Rate per annum of the Swapped Term Loans. As of December 31, 2017, the weighted average all-in rate for the Swapped Term Loan was 3.25%. As of December 31, 2017, the Company had $128.5 million outstanding under the Credit Facility at a weighted average interest rate of 3.25% and $296.5 million in unused capacity, subject to borrowing availability.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Second Amended Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Second Amended Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $367.1 million plus (ii) 75% of the equity issued (iii) minus the aggregate amount of any redemptions or similar transaction from the date of the Second Amended Credit Agreement, a leverage ratio less than or equal to 60%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75, a secured debt ratio equal to or less than 40%, and the amount of secured debt that is recourse debt at no greater than 15% of total asset value. As of December 31, 2017, the Company believes it was in compliance with the financial covenants of the Second Amended Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt as of December 31, 2017 for each of the five succeeding fiscal years and the period thereafter (in thousands):

Year ending December 31,	Principal Repayments
2018	$—
2019	—
2020	9,240
2021	47,717
2022	204,327
Thereafter	16,950
Total	$278,234
NOTE 9 — INTANGIBLE LEASE LIABILITIES
Intangible lease liabilities of the Company consisted of the following (in thousands, except weighted average life):

	As of December 31,
	2017	2016
Acquired below-market liabilities, net of accumulated amortization of $2,075 and $929, respectively (with a weighted average life remaining of 11.2 years and 11.9 years, respectively)
	$12,753	$5,798
Amortization of below-market leases is recorded as an increase to rental revenue in the accompanying consolidated statements of operations. The following table summarizes the amortization of below-market leases related to the intangible lease liabilities for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Amortization of below-market leases	$1,200	$448	$209
As of December 31, 2017, the estimated amortization of the intangible lease liabilities for each of the five succeeding fiscal years is as follows (in thousands):

Amortization of
Year ending December 31,	Below-Market Leases
2018	$1,403
2019	$1,392
2020	$1,365
2021	$1,124
2022	$1,083

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 10 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Change in accrued dealer manager fee, distribution fee, and other offering costs	$9,460	$7,782	$2,303
Distributions to stockholders declared and unpaid	$2,126	$1,444	$788
Common stock issued through distribution reinvestment plan	$10,289	$5,984	$3,336
Change in fair value of marketable securities	$22	$44	$(73)
Change in fair value of interest rate swaps	$2,007	$(41)	$(302)
Accrued capital expenditures	$163	$12	$50
Supplemental Cash Flow Disclosures:
Interest paid	$7,864	$4,346	$3,404
NOTE 11 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.
Purchase Commitments
As of December 31, 2017, the Company had entered into a purchase agreement with an unaffiliated third-party seller to acquire a 100% interest in one retail property, subject to meeting certain criteria, for an aggregate purchase price of $13.8 million, exclusive of closing costs. As of December 31, 2017, the Company had $500,000 of property escrow deposits held by an escrow agent in connection with this future property acquisition. This deposit is included in the consolidated balance sheets in derivative assets, property escrow deposits and other assets. As of December 31, 2017, this escrow deposit has not been forfeited.
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

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 12 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred, and will continue to incur, commissions, fees and expenses payable to Cole Income NAV Strategy Advisors and certain of its affiliates in connection with the Offering, and the acquisition, management and performance of the Company’s assets.
Selling commissions, dealer manager and distribution fees
In connection with the Offering, CCO Capital, the Company’s dealer manager, will receive selling commissions, an asset-based dealer manager fee and/or an asset-based distribution fee, as summarized in the table below for each class of common stock:

	Selling Commission (1)	Dealer Manager Fee (2)	Distribution Fee (2)
W Shares	—	0.55%	—
A Shares	up to 3.75%	0.55%	0.50%
I Shares	—	0.25%	—
____________________________________

(1)
The selling commission is based on the offering price for A Shares. The selling commission expressed as a percentage of NAV per A Share, rather than the offering price, is up to 3.90%, subject to rounding and the effect of volume discounts the Company is offering on certain purchases of $150,001 or more of A Shares. Selling commissions are deducted directly from the offering price for A Shares and paid to CCO Capital. The Company has been advised that CCO Capital intends to reallow 100% of the selling commissions on A Shares to participating broker-dealers.

(2)
The dealer manager and distribution fees will be calculated on a daily basis in an amount equal to 1/365th of the percentage of NAV per W Share, A Share or I Share, as applicable, for such day on a continuous basis. CCO Capital, in its sole discretion, may reallow a portion of the dealer manager fee and distribution fee to participating broker-dealers.

Other organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, the distribution fee and the dealer manager fee) are paid for by Cole Income NAV Strategy Advisors or its affiliates and can be reimbursed by the Company up to 0.75% of the aggregate gross offering proceeds, excluding selling commissions charged on A Shares sold in the Primary Offering. As of December 31, 2017, Cole Income NAV Strategy Advisors or its affiliates had paid organization and offering expenses in excess of the 0.75% in connection with the Offering. These excess amounts were not included in the financial statements of the Company because such amounts were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess amounts may become payable to Cole Income NAV Strategy Advisors.
Advisory fees and expenses
The Company pays Cole Income NAV Strategy Advisors an asset-based advisory fee that is payable in arrears on a monthly basis and accrues daily in an amount equal to 1/365th of 0.90% of the Company’s NAV for each class of common stock, for each day.
Operating expenses
The Company reimburses Cole Income NAV Strategy Advisors for the operating expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse for any amount by which its operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceeds the greater of (1) 2% of average invested assets, or (2) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Cole Income NAV Strategy Advisors waived its right to receive operating expense reimbursements for the year ended December 31, 2015; accordingly, the Company did not reimburse Cole Income NAV Strategy Advisors for any such expenses during the year ended December 31, 2015.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Expense Cap
Cole Income NAV Strategy Advisors had an expense cap in place from October 1, 2013 through December 31, 2015, whereby Cole Income NAV Strategy Advisors funded all general and administrative expenses of the Company that were in excess of an amount calculated by multiplying the average NAV for the respective three month period by an annualized rate of 1.25% (the “Excess G&A”). During the year ended December 31, 2015, the Company incurred $773,000 of Excess G&A which was reimbursed by Cole Income NAV Strategy Advisors, of which $248,000 was included as a reduction to amounts due to affiliates on the consolidated balance sheet. Beginning January 1, 2016, Cole Income NAV Strategy Advisors ceased to fund Excess G&A.
Acquisition expenses
In addition, the Company reimburses Cole Income NAV Strategy Advisors for all out-of-pocket expenses incurred in connection with the acquisition of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be reimbursed to Cole Income NAV Strategy Advisors or its affiliates. Acquisition expenses, together with any acquisition fees paid to third parties for a particular real estate-related asset, will in no event exceed 6% of the gross purchase price of such asset.
Performance Fee
As compensation for services provided pursuant to the advisory agreement, the Company will also pay Cole Income NAV Strategy Advisors a performance-based fee calculated based on the Company’s annual total return to stockholders for each class of common stock (defined below), payable annually in arrears. The performance fee will be calculated such that for any calendar year in which the total return per share for a particular class exceeds 6% (the “6% Return”), Cole Income NAV Strategy Advisors will receive 25% of the excess total return on such class above the 6% Return allocable to that class, but in no event will the Company pay Cole Income NAV Strategy Advisors more than 10% of the aggregate total return, for that class, for such year. However, in the event the NAV per share of the Company’s W Shares, A Shares and I Shares decreases below the base NAV for the respective share class ($15.00, $16.72 and $16.82 for the W Shares, A Shares and I Shares, respectively) (the “Base NAV”), the performance-based fee for a respective class will not be calculated on any increase in NAV up to the Base NAV for the respective share class. In addition, the performance fee will not be paid with respect to any calendar year in which the NAV per share as of the last business day of the calendar year (the “Ending NAV”) for the respective share class is less than the Base NAV of that class. The Base NAV of any share class is subject to downward adjustment in the event that the Company’s board of directors, including a majority of the independent directors, determines that such an adjustment is necessary to provide an appropriate incentive to Cole Income NAV Strategy Advisors to perform in a manner that seeks to maximize stockholder value and is in the best interests of the Company’s stockholders. In the event of any stock dividend, stock split, recapitalization or similar change in the Company’s capital structure, the Base NAV for the respective share class shall be ratably adjusted to reflect the effect of any such event.
The total return to stockholders is defined, for each class of the Company’s common stock, as the change in NAV per share plus distributions per share for such class. The NAV per share for a class calculated on the last trading day of a calendar year shall be the amount against which changes in NAV per share for such class are measured during the subsequent calendar year. Therefore, for each class of the Company’s common stock, payment of the performance-based component of the advisory fee (1) is contingent upon the Company’s actual annual total return exceeding the 6% Return and the Ending NAV per share for the respective share class being greater than the Base NAV of that class, (2) will vary in amount based on the Company’s actual performance, (3) cannot cause the Company’s total return as a percentage of stockholders’ invested capital for the year to be reduced below 6%, and (4) is payable to Cole Income NAV Strategy Advisors if the Company’s total return exceeds the 6% Return in a particular calendar year, even if the total return to stockholders (or any particular stockholder) on a cumulative basis over any longer or shorter period has been less than 6% per annum. Cole Income NAV Strategy Advisors will not be obligated to return any portion of advisory fees paid based on the Company’s subsequent performance. The Company did not reach the 6% Return during the year ended December 31, 2016.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by Cole Income NAV Strategy Advisors and its affiliates related to the services described above during the years indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Offering:
Selling commissions	$2,964	$2,121	$301
Distribution fee (1)	$592	$246	$89
Dealer manager fees (1)	$2,128	$1,310	$764
Organization and offering expense reimbursement	$1,400	$1,192	$464
Acquisition expense reimbursement	$1,594	$1,622	$369
Advisory fee	$4,263	$2,760	$1,290
Operating expense reimbursement	$2,740	$1,656	$—
Performance fee	$647	$—	$1,246
______________________

(1)
Amounts are calculated for the respective period in accordance with the dealer manager agreement and exclude the estimated liability for the future dealer manager and distribution fees payable to CCO Capital, which are included in due to affiliates in the consolidated balance sheets, with a corresponding decrease to capital in excess of par value, as described in Note 2 – Summary of Significant Accounting Policies.

As of December 31, 2017 and December 31, 2016, $2.5 million and $2.3 million of the amounts shown above had been incurred, but not yet paid, for services provided by Cole Income NAV Strategy Advisors or its affiliates in connection with the acquisitions and operations stage and was a liability of the Company. Cole Income NAV Strategy Advisors waived its right to receive operating expense reimbursements for the twelve months ended December 31, 2015, accordingly, the Company did not reimburse Cole Income NAV Strategy Advisors for any such expenses during the twelve months ended during that period. During the year ended December 31, 2015, Cole Income NAV Strategy Advisors permanently waived its right to receive expense reimbursements totaling $1.3 million.
Services Agreement
Pursuant to the Services Agreement, VEREIT OP will continue to provide certain services to CCO Group and to the Company, including operational real estate support. VEREIT OP will continue to provide such services through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by any of the Cole REITs with respect to its 2018 fiscal year) and will provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC.
Despite the indirect change of ownership and control of our advisor, dealer manager, property manager and sponsor, the Company expects that, during the Initial Services Term of the Services Agreement, the advisory, dealer manager and property management services the Company receives will continue without any material changes in personnel (except as supplemented by the management oversight of CIM personnel) or material change in service procedures. During the Initial Services Term of the Services Agreement, CCO Group, LLC intends to evaluate and effectuate an appropriate transition of VEREIT OP’s services under the Services Agreement to other CIM affiliates or third parties with the goal of ensuring continuity and minimizing disruption.
Due to/from Affiliates
As of December 31, 2017 and December 31, 2016, $22.0 million and $14.8 million, respectively, was due to Cole Income NAV Strategy Advisors or its affiliates primarily related to the estimated liability for current and future dealer manager and distribution fees, advisory fees, the reimbursement of organization and offering expenses, performance fee, and acquisition expenses, which were included in amounts due to affiliates on the consolidated balance sheets.
As of December 31, 2017, $100,000 was due from Cole Income NAV Strategy Advisors or its affiliates related to amounts received by affiliates of the advisor which were due to the Company. No such amounts were due from Cole Income NAV Strategy Advisors or its affiliates as of December 31, 2016.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 13 — ECONOMIC DEPENDENCY
Under various agreements, the Company has engaged and may in the future engage Cole Income NAV Strategy Advisors or its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issuance, as well as other administrative responsibilities for the Company including accounting services and stockholder relations. As a result of these relationships, the Company is dependent upon Cole Income NAV Strategy Advisors or its affiliates. In the event that these companies are unable to provide the Company with these services, the Company would be required to find alternative providers of these services.
NOTE 14 — STOCKHOLDERS’ EQUITY
As of December 31, 2017, the Company was authorized to issue up to 500,000,000 shares of capital stock. Of the total number of shares of capital stock authorized (a) 490,000,000 shares are designated as common stock, 164,000,000 of which are classified as W Shares, 163,000,000 of which are classified as A Shares, and 163,000,000 of which are classified as I Shares, and (b) 10,000,000 shares are designated as preferred stock. All shares of such stock have a par value of $0.01 per share. The Company’s board of directors may amend the charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. During the year ended December 31, 2017, the Company issued a total of 10.3 million shares, including 569,000 shares issued under the DRIP, for gross proceeds of $189.6 million. As of December 31, 2017, the Company had issued 30.7 million shares of common stock for cumulative gross proceeds of $550.6 million.
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

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Distribution Reinvestment Plan
Pursuant to the DRIP, the Company allows stockholders to elect to have their distributions reinvested in additional shares of the Company’s common stock. The purchase price for shares under the DRIP is equal to the NAV per share on the date that the distribution is payable, after giving effect to the distribution. During the years ended December 31, 2017, 2016 and 2015, 569,000, 328,000 and 185,000 shares were purchased under the DRIP for $10.3 million, $6.0 million and $3.3 million, respectively.
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
The Company adopted several restrictions with respect to the redemption of certain shares owned by CHC Investments, LLC, an affiliate of a former officer and director of the Company. This stockholder was not permitted to redeem its shares until the Company had raised $100.0 million in the Offering. Thereafter, redemption requests made for these shares would only be accepted (1) on the last business day of a calendar quarter, (2) after all redemption requests from all other stockholders for such quarter have been accepted and (3) to the extent that such redemptions do not cause net redemptions to exceed 5% of the Company’s total NAV as of the end of the immediately preceding quarter. Redemption requests for these shares would otherwise be subject to the same limitations as other stockholder redemption requests as described above. During the year ended December 31, 2016, redemption requests were made that conformed to these requirements, resulting in redemptions by CHC Investments, LLC of 178,264 shares during the year. As of December 31, 2017, CHC Investments, LLC had no shares outstanding.
In addition, as of December 31, 2017, VEREIT Properties Operating Partnership, L.P. (formerly known as ARC Properties Operating Partnership, L.P.) (“VEREIT OP”), as the successor to CHC, owned 13,333 W Shares. On February 1, 2018, VEREIT OP transferred these 13,333 W Shares to Cole Income NAV Strategy Advisors and pursuant to the Company’s charter, Cole Income NAV Strategy Advisors is prohibited from selling these shares, which represents the initial investment in the

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company, for so long as the CCO Group remains the Company’s sponsor; provided, however, that Cole Income NAV Strategy Advisors could transfer ownership of all or a portion of such shares to other affiliates of the Company’s sponsor.
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
As of December 31, 2017, the quarterly redemption capacity was equal to 10% of the Company’s NAV and this amount was recorded as redeemable common stock on the consolidated balance sheet for a total of $47.0 million.
During the year ended December 31, 2017, the Company received redemption requests for, and redeemed approximately 1.8 million W Shares of common stock for $32.2 million, 318,000 A Shares of common stock for $5.7 million, and 242,000 I Shares of common stock for $4.4 million.
Distributions Payable and Distribution Policy
The Company’s board of directors authorized a daily distribution, based on 365 days in the calendar year of $0.002678083 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2017 and ending on June 30, 2018. The daily distribution amount for each class of outstanding common stock is adjusted based on the relative NAV of the various classes each day so that, from day to day, distributions constitute a uniform percentage of the NAV per share of all classes. As a result, from day to day, the per share daily distribution for each outstanding class of common stock may be higher or lower than the daily distribution amount authorized by the Company’s board of directors. As of December 31, 2017, the Company had distributions payable of $2.1 million.
NOTE 15 — INCOME TAXES
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. Nondividend distributions will reduce U.S stockholders’ basis (but not below zero) in their shares. The following table shows the character of the distributions paid on a percentage basis for the years ended December 31, 2017, 2016, and 2015:

Character of Distributions:	2017	2016	2015 (1)
Ordinary dividends	37.3%	33.0%	44.9%
Nondividend distributions	62.7%	67.0%	—%
Capital gain distributions	—%	—%	55.1%
Total	100%	100%	100%
 ____________________________________
(1) Includes dividend paid on January 4, 2016.
During the years ended December 31, 2017, 2016 and 2015, the Company distributed as dividends to its stockholders 100% of its taxable income for federal income tax purposes. Accordingly, no provision for federal income taxes related to such taxable income was recorded in the Company’s consolidated financial statements. During the years ended December 31, 2017, 2016 and 2015, the Company incurred state and local income and franchise taxes of $201,000, $88,000 and $120,000, respectively, which were recorded in general and administrative expenses on the consolidated statements of operations.
The Company had no unrecognized tax benefits as of or during the years ended December 31, 2017, 2016 and 2015. Any interest and penalties related to unrecognized tax benefits would be recognized within the provision for income taxes in the accompanying consolidated statements of operations. The Company files income tax returns in the U.S. federal jurisdiction, as well as various state jurisdictions, and is subject to routine examinations by the respective tax authorities.
In December 2017, the Tax Cuts and Jobs Act was signed into law which, in addition to reducing corporate and individual tax rates, eliminates or restricts various deductions. The Tax Cuts and Jobs Act makes numerous large and small changes to the tax rules that do not affect the Company’s REIT qualification rules directly.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 16 — OPERATING LEASES
The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2017, the leases had a weighted-average remaining term of 10.8 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. As of December 31, 2017, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Year ending December 31,	Future Minimum Rental Income
2018	$50,109
2019	50,435
2020	50,420
2021	50,433
2022	50,409
Thereafter	317,052
Total	$568,858
NOTE 17 — QUARTERLY RESULTS (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2017 and 2016 (in thousands, except per share amounts). In the opinion of management, the information for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for each period.

	December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$10,026	$11,126	$13,244	$13,750
Operating income	$1,950	$2,744	$3,365	$2,579
Net (loss) income	$(77)	$524	$76	$(176)
Net (loss) income attributable to the Company	$(86)	$515	$68	$(185)
Basic and diluted net (loss) income per share - Class W common stock (1)	$—	$0.03	$—	$(0.01)
Distributions declared per common share - Class W common stock	$0.24	$0.24	$0.25	$0.25
Basic and diluted net (loss) income per share - Class A common stock (1)	$(0.01)	$0.02	$—	$(0.01)
Distributions declared per common share - Class A common stock	$0.24	$0.24	$0.25	$0.25
Basic and diluted net (loss) income per share - Class I common stock (1)	$—	$0.03	$0.01	$—
Distributions declared per common share - Class I common stock	$0.24	$0.24	$0.25	$0.25
 ____________________________________

(1)
The sum of the quarterly net loss income per share amounts does not agree to the full year net loss per share amounts. The Company calculates net loss income per share and distributions declared per share based on the weighted-average number of outstanding shares of common stock during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$5,954	$6,341	$6,889	$8,127
Operating income	$1,210	$972	$956	$940
Net loss	$(17)	$(280)	$(370)	$(625)
Basic and diluted net (loss) per share - Class W common stock (1)	$—	$(0.02)	$(0.03)	$(0.04)
Distributions declared per common share - Class W common stock	$0.24	$0.24	$0.25	$0.25
Basic and diluted net loss per share - Class A common stock (1)	$—	$(0.03)	$(0.03)	$(0.04)
Distributions declared per common share - Class A common stock	$0.24	$0.24	$0.25	$0.25
Basic and diluted net loss per share - Class I common stock (1)	$—	$(0.02)	$(0.03)	$(0.04)
Distributions declared per common share - Class I common stock	$0.24	$0.24	$0.25	$0.25
 ____________________________________

(1)
The sum of the quarterly net (loss) income per share amounts does not agree to the full year net income per share amounts. The Company calculates net (loss) income per share and distributions declared per share based on the weighted-average number of outstanding shares of common stock during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

NOTE 18 — SUBSEQUENT EVENTS
The following events occurred subsequent to December 31, 2017:
Acquisition of Real Estate Assets
Subsequent to December 31, 2017, the Company acquired six real estate properties, which were accounted for as asset acquisitions, for an aggregate purchase price of $109.0 million. The acquisitions were funded with net proceeds from the Offering and available borrowings. The Company has not completed its initial purchase price allocations with respect to these properties and therefore cannot provide similar disclosures to those included in Note 4 in these consolidated financial statements for these properties.
Property Disposition
As of December 31, 2017, one property was classified as held for sale, as discussed in Note 2 — Summary of Significant Accounting Policies. Subsequent to December 31, 2017, the Company disposed of this property for a gross sales price of $8.1 million, resulting in proceeds of $7.8 million after closing costs and a loss of $209,000. No disposition fees were paid to affiliates in connection with the sale of the property and the Company has no continuing involvement with this property.
Sale of Cole Capital
As described in Note 1 — Organization and Business, on February 1, 2018, the Transaction was completed. Immediately following the completion of the Transaction, Cole Capital Advisors, Inc. and the Company’s dealer manager were each converted into Delaware limited liability companies, Cole Capital Advisors, Inc.’s name was changed to CCO Group, LLC, and the Company’s dealer manager’s name was changed to CCO Capital, LLC (CCO Capital”). As a result of the Transaction, CIM owns and/or controls CCO Group, LLC and its subsidiaries, and CCO Group, LLC owns and controls Cole Income NAV Strategy Advisors, CCO Capital and CREI Advisors, the Company’s external advisor, dealer manager for the Offerings and property manager, respectively.
In addition, as part of the Transaction, VEREIT OP and CCO Group, LLC entered into the Services Agreement pursuant to which VEREIT OP will continue to provide certain services to CCO Group and to the Cole REITs, including operational real estate support. VEREIT OP will continue to provide such services through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by any of the Cole REITs with respect to its 2018 fiscal year) and will provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

					Gross Amount
					at Which
		Initial Costs to Company		Total	Carried At	Accumulated
			Buildings &	Adjustment	December 31, 2017	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c) (d)	(e) (f)	Acquired	Constructed
Real Estate Held for Investment the Company Has Invested in Under Operating Leases:
7-Eleven
Gloucester, VA	(g)	$355	$674	$—	$1,029	$25	2/9/2017	2011
Hampton (Mercury), VA	(g)	652	394	—	1,046	17	2/9/2017	1979
Hampton (Ocean), VA	(g)	1,045	446	—	1,491	17	2/9/2017	1962
Hampton (Village), VA	(g)	1,316	464	—	1,780	17	2/9/2017	2001
Newport News, VA	(g)	566	510	—	1,076	18	2/9/2017	2000
Poquoson, VA	(g)	288	565	—	853	24	2/9/2017	2012
Surry, VA	(g)	495	522	—	1,017	19	2/9/2017	1981
Williamsburg (Bypass), VA	(g)	958	379	—	1,337	15	2/9/2017	1997
Williamsburg (John Tyler), VA	(g)	421	281	—	702	13	2/9/2017	1977
Advance Auto
Macomb Township, MI	(g)	718	1,146	—	1,864	187	12/20/2011	2009
Ravenswood, WV	(g)	150	645	58	853	44	6/17/2015	1996
Sedalia, MO	(g)	374	1,187	—	1,561	139	9/23/2013	2013
Algonac Plaza
Algonac, MI	(g)	1,097	7,718	—	8,815	990	8/30/2013	2002
Amcor Rigid Plastics
Ames, IA	$8,300	775	12,179	—	12,954	1,002	9/19/2014	1996
Apex Technologies
Mason, OH	(g)	997	11,657	—	12,654	15	12/19/2017	1999
Art Van Furniture
Monroeville, PA	(g)	1,023	9,607	—	10,630	34	11/22/2017	2004
York, PA	(g)	1,720	6,628	—	8,348	24	11/22/2017	1978
Aspen Dental
Somerset, KY	(g)	285	1,037	—	1,322	94	8/18/2014	2014
At Home
Colorado Springs, CO	(g)	989	9,347	—	10,336	318	9/9/2016	1969
O'Fallon, IL	(g)	2,521	7,336	—	9,857	274	9/9/2016	1998
AT&T
Oklahoma City, OK	(g)	622	1,493	—	2,115	177	5/1/2014	2013
AutoZone
Jesup, GA	(g)	209	781	—	990	25	10/25/2016	2005
Vandalia, OH	532	778	—	—	778	—	10/10/2014	2014
Biolife Plasma Services:
Fort Wayne, IN		692	2,662	—	3,354	84	12/16/2016	2007
Moorhead, MN		728	3,109	—	3,837	94	12/16/2016	2008
Bob Evans
Defiance, OH	(g)	391	1,674	—	2,065	42	4/28/2017	2011
Dover, OH	(g)	362	1,495	—	1,857	36	4/28/2017	2008
Dundee, MI	(g)	403	1,438	—	1,841	33	4/28/2017	2000
Hamilton, OH	(g)	393	1,305	—	1,698	32	4/28/2017	1997
Hummelstown, PA	(g)	1,184	1,165	—	2,349	25	4/28/2017	1994
Mayfield Heights, OH	(g)	721	919	—	1,640	23	4/28/2017	2003
Richmond, VA	(g)	785	688	—	1,473	15	4/28/2017	1990
Burger King
Midwest City, OK	765	576	413	—	989	34	9/30/2014	2015
Caliber Collision
Houston, TX	(g)	466	4,929	—	5,395	190	8/11/2016	2016

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

					Gross Amount
					at Which
		Initial Costs to Company		Total	Carried At	Accumulated
			Buildings &	Adjustment	December 31, 2017	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c) (d)	(e) (f)	Acquired	Constructed
Caliber Collision (continued)
San Antonio, TX	(g)	$196	$2,918	$—	$3,114	$80	1/19/2017	1963
Venice, FL	(g)	857	2,662	—	3,519	104	8/12/2016	2015
CarMax
Tinley Park, IL	$15,800	3,282	21,974	—	25,256	346	6/27/2017	1998
Carrier Rental Systems
Houston, TX	2,800	749	3,832	—	4,581	324	9/4/2014	2006
Chili's and PetSmart Center
Panama City, FL	(g)	1,371	4,411	129	5,911	269	12/10/2015	2005
Cottage Plaza
Pawtucket, RI	(g)	5,431	15,582	5	21,018	264	6/29/2017	2004
CVS
Austin, TX	(g)	1,417	1,579	—	2,996	249	12/8/2011	1997
Erie, PA	(g)	1,007	1,157	—	2,164	179	12/9/2011	1999
Mansfield, OH	(g)	270	1,691	—	1,961	262	12/9/2011	1998
Wisconsin Rapids, WA	1,790	517	2,148	—	2,665	225	12/13/2013	2013
DaVita Dialysis
Austell, GA	(g)	581	2,359	—	2,940	220	5/6/2014	2009
Dollar General
Ada, MN	(g)	144	867	—	1,011	40	4/8/2016	2015
Berwick, LA	(g)	141	1,448	—	1,589	201	11/30/2012	2012
Erie, IL	(g)	67	974	—	1,041	40	6/30/2016	2016
Gladwin, MI	780	121	1,119	—	1,240	119	1/24/2014	2013
Glasford, IL	(g)	167	904	—	1,071	38	6/24/2016	2016
Independence, MO	837	276	1,017	—	1,293	131	3/15/2013	2012
Lexington, MI	707	89	1,033	—	1,122	110	1/24/2014	2013
New Richland, MN	(g)	173	900	—	1,073	38	6/24/2016	2016
Ocala, FL	(g)	205	1,308	—	1,513	123	5/7/2014	2013
Pine River, MN	(g)	230	872	—	1,102	40	4/8/2016	2016
Redfield, SD	(g)	43	839	—	882	76	9/5/2014	2014
Sardis City, AL	(g)	334	1,058	—	1,392	145	6/26/2013	2012
Sioux Falls, SD	(g)	293	989	—	1,282	100	6/25/2014	2014
Stacy, MN	658	84	810	—	894	65	11/6/2014	2014
Starbuck, MN	(g)	76	946	—	1,022	43	4/15/2016	2016
St. Joseph, MO	(g)	197	972	—	1,169	124	4/2/2013	2013
Topeka, KS	794	176	882	—	1,058	77	10/22/2014	2014
Trimble, MO	(g)	212	802	—	1,014	33	6/30/2016	2016
Wheaton, MN	(g)	134	874	—	1,008	40	4/22/2016	2016
Winthrop, MN	(g)	130	876	—	1,006	40	4/8/2016	2016
Enid Crossing
Enid, OK	3,407	685	4,426	—	5,111	507	6/30/2014	2013
Family Dollar
Centreville, AL	(g)	50	1,122	—	1,172	108	4/29/2014	2013
Danville, VA	(g)	228	774	—	1,002	90	6/17/2014	2013
Darby, MT	881	244	889	—	1,133	83	9/30/2014	2014
Denton, NC	(g)	334	545	—	879	59	6/17/2014	2012
Deridder, LA	(g)	183	746	—	929	82	9/3/2014	2014
Hampton, AR	651	131	741	—	872	85	9/15/2014	2014
Londonderry, OH	(g)	65	1,078	—	1,143	112	9/3/2014	2014
Tatum, NM	700	130	805	—	935	88	3/31/2014	2014
West Portsmouth, OH	(g)	214	768	—	982	68	9/23/2014	2004

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

					Gross Amount
					at Which
		Initial Costs to Company		Total	Carried At	Accumulated
			Buildings &	Adjustment	December 31, 2017	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c) (d)	(e) (f)	Acquired	Constructed
FedEx
Elko, NV	(g)	$186	$2,024	$—	$2,210	$245	5/28/2013	2012
Norfolk, NE	(g)	618	2,499	—	3,117	295	8/19/2013	2013
Spirit Lake, IA	(g)	115	2,501	—	2,616	268	12/12/2013	2013
FleetPride
Mobile, AL	(g)	695	2,445	—	3,140	187	10/22/2015	2015
Fresh Thyme
Indianapolis, IN	(g)	1,074	7,452	—	8,526	71	9/26/2017	2016
Worthington, OH	(g)	2,648	6,498	—	9,146	240	8/9/2016	2015
Great White
Oklahoma City, OK	(g)	323	4,031	—	4,354	402	5/29/2014	1973
Headwaters
Bryan, TX	(g)	273	961	—	1,234	86	7/23/2014	2014
Home Depot Center
Orland Park, IL	$11,275	5,694	13,100	605	19,399	915	12/31/2015	1993
Jo-Ann's
Roseville, MI	(g)	506	2,747	—	3,253	370	9/30/2013	2013
Kum & Go
Cedar Rapids, IA	1,501	630	1,679	—	2,309	208	5/3/2013	2011
LA Fitness
Pawtucket, RI	(g)	5,556	7,071	—	12,627	350	10/11/2016	2015
Rock Hill, SC	(g)	630	7,858	—	8,488	175	4/6/2017	2015
Lowe's
Fremont, OH	5,312	1,287	7,125	278	8,690	887	12/11/2013	1996
North Dartmouth, MA	(g)	7,334	11,976	—	19,310	407	1/4/2017	2004
Marshalls
Wilkesboro, NC	(g)	968	1,775	—	2,743	64	10/20/2016	1999
Marshalls & Petco
Blaine, MN	(g)	1,642	5,170	—	6,812	198	12/29/2016	2016
Mattress Firm
Fairview Park, OH	(g)	646	830	—	1,476	84	6/16/2014	2014
Gadsden, AL	(g)	393	1,413	—	1,806	170	6/10/2013	2012
Phoenix, AZ	(g)	550	956	—	1,506	99	2/26/2014	2014
Mattress Firm & AT&T
Woodbury, MN	(g)	812	2,238	—	3,050	248	1/24/2014	2013
Mattress Firm & Panera Bread
Elyria, OH	(g)	1,100	2,836	—	3,936	151	4/7/2016	2015
McAlister's Deli
Amarillo, TX	(g)	435	1,050	—	1,485	120	3/27/2014	2010
Shawnee, OK	(g)	601	1,054	—	1,655	115	3/27/2014	2007
Mister Carwash
Hudson, FL	(g)	1,014	843	—	1,857	26	10/19/2016	2007
Spring Hill, FL	(g)	961	1,156	—	2,117	36	10/19/2016	2008
National Tire & Battery
Conyers, GA	1,657	522	1,845	—	2,367	160	9/26/2014	1995
Natural Grocers
Prescott, AZ	2,367	795	2,802	—	3,597	381	5/6/2013	2012
North Lake Square
Gainesville, GA	13,365	1,318	22,598	—	23,916	302	7/26/2017	2015
Northern Tool
Hoover, AK	(g)	691	2,150	—	2,841	199	8/15/2014	2014
O'Reilly Auto Parts
Decatur, GA	(g)	491	985	—	1,476	33	9/12/2016	2007
Fayetteville, NC	(g)	132	1,246	—	1,378	119	3/18/2014	2012

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

						Gross Amount
						at Which
		Initial Costs to Company		Total		Carried At	Accumulated
			Buildings &	Adjustment		December 31, 2017	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis		(b) (c) (d)	(e) (f)	Acquired	Constructed
PetSmart
Lexington, NC	(g)	$605	$3,162	$—		$3,767	$98	1/27/2017	2016
Little Rock, AR	(g)	1,283	2,820	—		4,103	352	7/19/2013	1996
McAllen, TX	$2,924	1,961	1,994	—		3,955	270	9/30/2014	1995
Raising Cane's
Avondale, AZ	(g)	1,435	1,857	—		3,292	—	5/23/2014	2013
Sam's Club
Timonium, MD	9,150	6,194	11,042	—		17,236	472	11/28/2016	2000
Sherwin-Williams
Douglasville, GA	(g)	417	578	—		995	68	8/2/2013	2009
Fort Myers, FL	(g)	515	703	—		1,218	17	4/26/2017	2016
Lawrenceville, GA	(g)	320	845	—		1,165	106	9/24/2013	2013
Pigeon Forge, TN	(g)	393	661	—		1,054	20	11/1/2016	2015
Shopko
Larned, KS	(g)	49	1,727	—		1,776	169	6/30/2014	2008
Nephi, UT	(g)	180	2,872	—		3,052	139	3/4/2016	2015
Shoppes at Battle Bridge
Raleigh, NC	6,300	1,450	8,436	(8,544)	(h)	1,342	—	9/4/2014	2008
Sleepy's
Roanoke Rapids, NC	(g)	238	1,267	—		1,505	79	8/17/2015	2015
Sunoco
Merritt Island, FL	(g)	577	1,762	—		2,339	208	4/12/2013	2008
Tailwinds
Denton, TX	(g)	884	7,747	—		8,631	645	9/30/2014	2013
Tellico Greens
Loudon, TN	3,000	823	3,959	—		4,782	422	12/20/2013	2008
Tempe Commerce
Tempe, AZ		1,975	12,512	—		14,487	18	12/22/2017	1998
Teradata
Miami Township, OH	(g)	1,161	9,181	—		10,342	315	12/12/2016	2010
The Toro Company
Windom, MN	(g)	73	8,708	—		8,781	362	5/19/2016	2016
Time Warner
Streetsboro, OH	3,543	811	3,849	—		4,660	334	9/30/2014	2003
Tire Centers
Decatur, AL	1,311	208	1,329	—		1,537	121	10/3/2014	1998
Title Resource Group
Mt. Laurel, NJ	9,240	2,188	12,380	—		14,568	1,047	11/24/2015	2004
TJ Maxx
Danville, IL	(g)	271	2,528	—		2,799	341	9/23/2013	2013
Triangle Town Place
Raleigh, NC	16,400	4,694	23,044	—		27,738	644	12/15/2016	2004
Valeo Production Facility
East Liberty, OH	(g)	268	5,564	—		5,832	85	6/2/2017	2016
Walgreens
Albuquerque, NM	(g)	789	1,609	11		2,409	247	12/7/2011	1995
Coweta, OK	2,600	725	3,246	—		3,971	289	6/30/2014	2009
Reidsville, NC	3,603	610	3,801	—		4,411	592	12/8/2011	2008
St. Louis, MO	2,534	307	3,205	—		3,512	272	8/8/2014	2007
Walgreens Distribution Facility
Findlay Township, PA	(g)	2,203	11,146	—		13,349	578	2/29/2016	2015

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

					Gross Amount
					at Which
		Initial Costs to Company		Total	Carried At	Accumulated
			Buildings &	Adjustment	December 31, 2017	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c) (d)	(e) (f)	Acquired	Constructed
Walmart
Randallstown, MD	$14,250	$7,748	$22,021	$—	$29,769	$427	5/17/2017	2012
West Marine
Mystic, CT	(g)	1,168	3,132	—	4,300	202	9/11/2015	2014
	$149,734	$129,452	$496,091	$(7,458)	$618,085	$26,073
 ____________________________________

(a)	As of December 31, 2017, the Company owned 114 retail, eight anchored shopping centers, 13 industrial and distribution and four office properties.

(b)	Gross intangible lease assets of $93.9 million and the associated accumulated amortization of $14.5 million are not reflected in the table above.

(c)	The aggregate cost for federal income tax purposes was approximately $704.2 million.

(d)	The following is a reconciliation of total real estate carrying value for the years ended December 31:

	2017	2016	2015
Balance, beginning of period	$406,447	$237,401	$203,111
Additions
Acquisitions	219,584	168,901	48,885
Improvements	598	145	226
Total additions	$220,182	$169,046	$49,111
Deductions
Dispositions	—	—	(14,821)
Impairments	(227)	—	—
Reclassified to assets held for sale	(8,317)	—	—
Total deductions	$(8,544)	$—	$(14,821)
Balance, end of period	$618,085	$406,447	$237,401
(e)The following is a reconciliation of accumulated depreciation for the years ended December 31:

	2017	2016	2015
Balance, beginning of period	$14,768	$8,168	$4,459
Additions
Acquisitions - depreciation Expense	11,537	6,576	4,358
Improvements - depreciation Expense	544	24	14
Total additions	$12,081	$6,600	$4,372
Deductions
Impairments	(10)	—	—
Dispositions	—	—	(663)
Reclassified to assets held for sale	(766)	—	—
Total deductions	$(776)	$—	$(663)
Balance, end of period	$26,073	$14,768	$8,168

(f)
The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, buildings are depreciated over 40 years, site improvements are depreciated over 15 years, and tenant improvements are amortized over the remaining life of the lease or the useful life, whichever is shorter.

(g)	Part of the Credit Facility’s Borrowing Base. As of December 31, 2017, the Company had $128.5 million outstanding under the Credit Facility.

(h)	Asset held for sale as of December 31, 2017.