Form 10-Q
period 2018-03-31
COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
filed 2018-05-14
CIK 1498542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 000-55187
__________________________________________
COLE REAL ESTATE INCOME STRATEGY
(DAILY NAV), INC.
(Exact name of registrant as specified in its charter)
__________________________________________

Maryland	27-3147801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2325 East Camelback Road, 10th Floor Phoenix, Arizona 85016	(602) 778-8700
(Address of principal executive offices; zip code)	(Registrant’s telephone number, including area code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 7, 2018, there were approximately 17.1 million shares of Wrap Class common stock, approximately 10.0 million shares of Advisor Class common stock and approximately 902,000 shares of Institutional Class common stock, par value $0.01 each, of Cole Real Estate Income Strategy (Daily NAV), Inc. outstanding.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts) (Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Real estate assets:
Land	$141,802	$129,344
Buildings and improvements	569,462	488,741
Intangible lease assets	109,194	93,891
Total real estate assets, at cost	820,458	711,976
Less: accumulated depreciation and amortization	(46,680)	(40,550)
Total real estate assets, net	773,778	671,426
Investment in marketable securities	5,274	5,496
Total real estate assets and marketable securities, net	779,052	676,922
Cash and cash equivalents	4,230	2,923
Restricted cash	198	1
Rents and tenant receivables, net	7,646	7,377
Derivative assets, property escrow deposits, prepaid expenses and other assets	5,984	2,731
Deferred costs, net	1,278	1,359
Due from affiliates	6	100
Assets held for sale	—	8,050
Total assets	$798,394	$699,463
LIABILITIES AND EQUITY
Credit facility and notes payable, net	$353,434	$274,830
Accrued expenses and accounts payable	4,435	3,374
Escrowed stockholder proceeds	105	—
Due to affiliates	21,814	21,980
Intangible lease liabilities, net	12,632	12,753
Distributions payable	2,231	2,126
Deferred rental income, derivative liabilities and other liabilities	2,148	1,930
Total liabilities	396,799	316,993
Commitments and contingencies
Redeemable common stock	49,530	47,024
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
W Shares common stock, $0.01 par value; 164,000,000 shares authorized, 16,601,096 and 15,837,102 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	166	158
A Shares common stock, $0.01 par value; 163,000,000 shares authorized, 9,479,956 and 8,793,223 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	95	88
I Shares common stock, $0.01 par value; 163,000,000 shares authorized, 953,485 and 1,065,232 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	10	11
Capital in excess of par value	397,923	378,266
Accumulated distributions in excess of earnings	(50,750)	(45,506)
Accumulated other comprehensive income	3,852	1,657
Total stockholders’ equity	351,296	334,674
Non-controlling interests	769	772
Total equity	$352,065	$335,446
Total liabilities, redeemable common stock, and equity	$798,394	$699,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Rental income	$13,810	$9,207
Tenant reimbursement income	1,393	789
Interest income on marketable securities	31	30
Total revenues	15,234	10,026
Operating expenses:
General and administrative	1,565	1,751
Property operating	554	290
Real estate tax	1,012	593
Advisory fees and expenses	1,235	923
Acquisition-related	569	849
Depreciation and amortization	5,932	3,670
Total operating expenses	10,867	8,076
Operating income	4,367	1,950
Other expense:
Interest expense and other, net	(2,997)	(2,027)
Income (loss) before real estate dispositions	1,370	(77)
Loss on disposition of real estate, net	(209)	—
Net income (loss)	1,161	(77)
Net income allocated to noncontrolling interest	9	9
Net income (loss) attributable to the Company	$1,152	$(86)

Class W Common Stock:
Net income (loss) attributable to the Company	724	(54)
Basic and diluted weighted average number of common shares outstanding	16,219,585	13,048,433
Basic and diluted net income (loss) per common share	$0.04	$—
Distributions declared per common share	$0.24	$0.24

Class A Common Stock:
Net income (loss) attributable to the Company	382	(30)
Basic and diluted weighted average number of common shares outstanding	9,142,565	4,855,131
Basic and diluted net income (loss) per common share	$0.04	$(0.01)
Distributions declared per common share	$0.24	$0.24

Class I Common Stock:
Net income (loss) attributable to the Company	46	(2)
Basic and diluted weighted average number of common shares outstanding	1,010,481	801,707
Basic and diluted net income (loss) per common share	$0.05	$—
Distributions declared per common share	$0.24	$0.24
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$1,161	$(77)
Other comprehensive income
Unrealized holding (loss) gain on marketable securities	(92)	10
Reclassification adjustment for loss included in income as other expense	1	2
Unrealized gain on interest rate swaps	2,172	99
Amount of loss reclassified from other comprehensive income into income as interest expense and other, net	77	149
Total other comprehensive income	2,158	260

Comprehensive income	3,319	183
Comprehensive income allocated to noncontrolling interest	9	9
Comprehensive income attributable to the Company	$3,310	$174
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share amounts) (Unaudited)

	W Shares Common Stock		A Shares Common Stock		I Shares Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2018	15,837,102	$158	8,793,223	$88	1,065,232	$11	$378,266	$(45,506)	$1,657	$334,674	$772	$335,446
Cumulative effect of accounting changes	—	—	—	—	—	—	—	(37)	37	—	—	—
Issuance of common stock	1,142,914	12	780,808	8	5,430	—	35,466	—	—	35,486	—	35,486
Distributions declared	—	—	—	—	—	—	—	(6,359)	—	(6,359)	—	(6,359)
Commissions, dealer manager and distribution fees	—	—	—	—	—	—	(2,436)	—	—	(2,436)	—	(2,436)
Other offering costs	—	—	—	—	—	—	(264)	—	—	(264)	—	(264)
Redemptions of common stock	(378,920)	(4)	(94,075)	(1)	(117,177)	(1)	(10,603)	—	—	(10,609)	—	(10,609)
Changes in redeemable common stock	—	—	—	—	—	—	(2,506)	—	—	(2,506)	—	(2,506)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(12)	(12)
Comprehensive income	—	—	—	—	—	—	—	1,152	2,158	3,310	9	3,319
Balance as of March 31, 2018	16,601,096	$166	9,479,956	$95	953,485	$10	$397,923	$(50,750)	$3,852	$351,296	$769	$352,065

	W Shares Common Stock		A Shares Common Stock		I Shares Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2017	12,461,616	$125	4,449,352	$45	788,270	$8	$259,817	$(24,399)	$(372)	$235,224	$786	$236,010
Issuance of common stock	1,285,430	12	840,372	8	5,666	—	38,982	—	—	39,002	—	39,002
Conversion of shares	(55,096)	—	—	—	54,673	—	—	—	—	—	—	—
Distributions declared	—	—	—	—	—	—	—	(4,511)	—	(4,511)	—	(4,511)
Commissions, dealer manager and distribution fees	—	—	—	—	—	—	(2,391)	—	—	(2,391)	—	(2,391)
Other offering costs	—	—	—	—	—	—	(288)	—	—	(288)	—	(288)
Redemptions of common stock	(232,742)	(2)	(23,389)	—	(30,209)	—	(5,163)	—	—	(5,165)	—	(5,165)
Changes in redeemable common stock	—	—	—	—	—	—	(3,180)	—	—	(3,180)	—	(3,180)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(8)	(8)
Comprehensive income	—	—	—	—	—	—	—	(86)	260	174	9	183
Balance as of March 31, 2017	13,459,208	$135	5,266,335	$53	818,400	$8	$287,777	$(28,996)	$(112)	$258,865	$787	$259,652
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$1,161	$(77)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net	5,776	3,605
Straight-line rental income	(676)	(382)
Amortization of deferred financing costs	271	365
Amortization on marketable securities	3	3
Loss on disposition of real estate assets, net	209	—
Loss on sale of marketable securities	1	2
Ineffectiveness of interest rate swaps	—	(19)
Write-off of deferred financing costs	35	—
Changes in assets and liabilities:
Rents and tenant receivables	424	(171)
Prepaid expenses and other assets	54	4
Accounts payable and accrued expenses	1,057	(439)
Deferred rental income and other liabilities	235	443
Due from affiliates	94	—
Due to affiliates	(1,293)	541
Net cash provided by operating activities	7,351	3,875
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(108,471)	(52,455)
Investment in marketable securities	(56)	(182)
Proceeds from sale and maturities of marketable securities	183	253
Proceeds from disposition of real estate assets	8,050	—
Payment of property escrow deposits	(4,050)	(365)
Refund of property escrow deposits	2,975	635
Net cash used in investing activities	(101,369)	(52,114)
Cash flows from financing activities:
Proceeds from issuance of common stock	32,404	36,848
Offering costs on issuance of common stock	(1,573)	(1,402)
Redemptions of common stock	(10,609)	(5,165)
Distributions to stockholders	(3,172)	(2,200)
Proceeds from credit facility and notes payable	97,000	43,000
Repayments of credit facility	(18,500)	(24,000)
Deferred financing costs paid	(121)	(46)
Change in escrowed investor proceeds liability	105	(75)
Distributions to noncontrolling interests	(12)	(8)
Net cash provided by financing activities	95,522	46,952
Net increase (decrease) in cash and cash equivalents and restricted cash	1,504	(1,287)
Cash and cash equivalents and restricted cash, beginning of period	2,924	5,271
Cash and cash equivalents and restricted cash, end of period	$4,428	$3,984
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$4,230	$3,429
Restricted cash	198	555
Total cash and cash equivalents and restricted cash	$4,428	$3,984
Supplemental disclosures of non-cash investing and financing activities:
Change in accrued dealer manager fee and distribution fee	$1,954	$1,835
Distributions to stockholders declared and unpaid	$2,231	$1,601
Common stock issued through distribution reinvestment plan	$3,082	$2,154
Change in fair value of marketable securities	$(91)	$12
Change in fair value of interest rate swaps	$2,249	$248
Accrued capital expenditures	$4	$—
Supplemental cash flow disclosures:
Interest paid	$2,485	$1,561
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited)
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
On December 6, 2011, pursuant to a registration statement filed on Form S-11 (Registration No. 333-169535) (the “Initial Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”), the Company commenced its initial public offering on a “best efforts” basis of $4.0 billion in shares of common stock. On August 26, 2013, pursuant to a registration statement filed on Form S-11 (Registration No. 333-186656) (the “Multi-Class Registration Statement”) under the Securities Act, the Company designated the existing shares of the Company’s common stock that were sold prior to such date to be Wrap Class shares (“W Shares”) of common stock and registered two new classes of the Company’s common stock, Advisor Class shares (“A Shares”) and Institutional Class shares (“I Shares”). Pursuant to a registration statement filed on Form S-11 (Registration No. 333-213271) on February 10, 2017 (the “Continuing Offering Registration Statement”), the Company is offering up to $4.0 billion in shares of common stock of the three classes (the “Offering”), consisting of $3.5 billion in shares in the Company’s primary offering (the “Primary Offering”) and $500.0 million in shares pursuant to a distribution reinvestment plan (the “DRIP”). The Company is offering to sell any combination of W Shares, A Shares and I Shares with a dollar value up to the maximum offering amount. As of March 31, 2018, the Company had issued approximately 32.6 million shares of common stock in the Offering for gross offering proceeds of $586.3 million before offering costs and selling commissions, and the current portion of dealer manager fees and distribution fees of $17.6 million.
The per share purchase price for each class of common stock varies from day-to-day and, on each business day, is equal to, for each class of common stock, the Company’s net asset value (“NAV”) for such class, divided by the number of shares of that class outstanding as of the close of business on such a day, plus, for A Shares sold in the Primary Offering, applicable selling

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

commissions. The Company’s NAV per share is calculated daily as of the close of business by an independent fund accountant using a process that reflects (1) estimated values of each of the Company’s commercial real estate assets, related liabilities and notes receivable secured by real estate provided periodically by the Company’s independent valuation expert in individual appraisal reports, (2) daily updates in the price of liquid assets for which third party market quotes are available, (3) accruals of daily distributions, and (4) estimates of daily accruals, on a net basis, of operating revenues, expenses, debt service costs and fees. As of March 31, 2018, the NAV per share for W Shares, A Shares and I Shares was $18.39, $18.16 and $18.59, respectively. The Company’s NAV is not audited or reviewed by its independent registered public accounting firm.
The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio primarily consisting of (1) necessity retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States, (2) notes receivable and other investments secured by commercial real estate, including the origination of loans, and (3) U.S. government securities, agency securities, corporate debt and other investments for which there is reasonable liquidity. As of March 31, 2018, the Company owned 145 commercial properties, which includes properties owned through a consolidated joint venture arrangement (the “Consolidated Joint Venture”), located in 36 states, containing 4.9 million rentable square feet of commercial space, including the square feet of buildings which are on land subject to ground leases. As of March 31, 2018, the rentable square feet at these properties was 99.6% leased, including month-to-month agreements, if any.
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
Principles of Consolidation and Basis of Presentation
The condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission regarding interim financial reporting, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2017, and related notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The condensed consolidated financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
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
March 31, 2018 (Unaudited) – (Continued)

absorb portions of an entity’s expected losses or receive portions of the entity’s expected residual returns. The Company’s evaluation includes consideration of fees paid to the Company where the Company acts as a decision maker or service provider to the entity being evaluated. If the Company determines that it holds a variable interest in an entity, it evaluates whether that entity is a VIE.
A VIE must be consolidated by its primary beneficiary, which is generally defined as the party who has a controlling financial interest in the VIE. The Company qualitatively assesses whether it is (or is not) the primary beneficiary of a VIE. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance and its obligation to absorb losses from or right to receive benefits of the VIE that could potentially be significant to the VIE. The Company consolidates any VIEs when the Company is determined to be the primary beneficiary of the VIE, and the difference between consolidating the VIE and accounting for it using the equity method could be material to the Company’s condensed consolidated financial statements. The Company continually evaluates the need to consolidate any VIEs based on standards set forth in GAAP as described above.
As of March 31, 2018, the Company determined that it had a controlling interest in the Consolidated Joint Venture and therefore met the GAAP requirements for consolidation.
Reclassifications
In connection with the adoption of Accounting Standards Update (“ASU”) ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), certain reclassifications have been made to prior period balances to conform to current presentation in the condensed consolidated statements of cash flows. Under ASU 2016-18, transfers to or from restricted cash which have previously been shown in the Company’s investing activities section of the condensed consolidated statements of cash flows are now required to be shown as part of the total change in cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows. This change resulted in a decrease in cash flows from investing activities of $45,000 during the three months ended March 31, 2017.
The Company adopted ASU 2017-12, as defined in “Recent Accounting Pronouncements,” during the first quarter of fiscal year 2018. Accordingly, for the three months ended March 31, 2018, the Company recorded a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of accumulated distributions in excess of earnings of $37,000.
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the three months ended March 31, 2018 or 2017.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of March 31, 2018. As of December 31, 2017, the Company identified one property as held for sale, which was sold subsequent to December 31, 2017.
Allocation of Purchase Price of Real Estate Assets
Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and to identified intangible assets and liabilities, consisting of the value of above- and below-market leases and the value of in-place leases and other intangibles, based in each case on their respective fair values. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and buildings). The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
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
In April 2017, the Company elected to early adopt ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Beginning in April 2017, all real estate acquisitions qualified as asset acquisitions, and as such, acquisition-related fees and certain acquisition-related expenses related to these asset acquisitions were capitalized and allocated to tangible and intangible assets and liabilities as described above. Prior to the adoption of ASU 2017-01 in April 2017, all of the Company’s real estate acquisitions were accounted for as business combinations, and as such, acquisition-related expenses related to these business combination acquisitions were expensed as incurred. Prior to April 2017, acquisition-related expenses in the Company’s condensed consolidated statements of operations primarily consisted of legal, deed transfer and other costs related to real estate purchase transactions, including costs incurred for deals that were not consummated. The Company expects its future acquisitions to qualify as asset acquisitions, and as such, the Company will allocate the purchase price to acquired tangible assets and identified intangible assets and liabilities on a relative fair value basis.
Investment in Marketable Securities
Investment in marketable securities consists primarily of the Company’s investment in corporate and government debt securities. The Company determines the appropriate classification for debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of March 31, 2018, the Company classified its investments as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in other comprehensive income.
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
March 31, 2018 (Unaudited) – (Continued)

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
Noncontrolling Interest in Consolidated Joint Venture
On December 16, 2016, the Company completed the formation of the Consolidated Joint Venture. The Company determined it had a controlling interest in the Consolidated Joint Venture and, therefore, met the GAAP requirements for consolidation. The Company recorded net income of $9,000 and paid distributions of $12,000 related to the noncontrolling interest during the three months ended March 31, 2018. The Company recorded the noncontrolling interest of $769,000 and $772,000 as of March 31, 2018 and December 31, 2017, on the condensed consolidated balance sheets.
Restricted Cash
The Company had $198,000 and $1,000 in restricted cash as of March 31, 2018 and December 31, 2017, respectively. Included in restricted cash was $93,000 and $1,000 held by lenders in lockbox accounts as of March 31, 2018 and December 31, 2017, respectively. As part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which funds in excess of the required minimum balance are disbursed on a weekly basis to the Company. In addition, restricted cash included $105,000 of escrowed investor proceeds for which shares of common stock had not been issued as of March 31, 2018. There were no such proceeds as of December 31, 2017.
Dealer Manager and Distribution Fees
The Company pays CCO Capital dealer manager and distribution fees, which are calculated on a daily basis in the amount of 1/365th of the amount indicated in the table below for each class of common stock:

	Dealer Manager Fee	Distribution Fee
W Shares	0.55%	—
A Shares	0.55%	0.50%
I Shares	0.25%	—
The dealer manager and distribution fees are paid monthly in arrears. An estimated liability for future dealer manager and distribution fees payable to CCO Capital is recognized at the time each share is sold and included in due to affiliates in the condensed consolidated balance sheets with a corresponding decrease to capital in excess of par value. The Company recognized a liability for future dealer manager and distribution fees payable to CCO Capital of $20.3 million and $19.2 million, as of March 31, 2018 and December 31, 2017, respectively.
Revenue Recognition
The Company’s properties have leases where minimum rental payments increase during the term of the lease. The Company records rental income for the full term of each lease on a straight-line basis when earned and collectability is reasonably assured. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of this calculation. The Company defers the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period when such costs are incurred. As of January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition, Accounting Standards Codification (“ASC”) Topic 605 and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company records revenue for real estate taxes and insurance reimbursed by its tenants on the leased properties with an offsetting expense in real estate taxes and property operating expenses, respectively, within the condensed consolidated statements of operations as the Company has concluded it is the primary obligor. The Company has identified its revenue streams as rental income from leasing arrangements and tenant

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

reimbursement income, which are outside of the scope of Topic 606. The Company adopted ASU 2014-09 using the modified retrospective approach and determined it does not have a material impact on the Company’s condensed consolidated financial statements.
The Company continually reviews receivables related to rent, including any straight-line rent, and current and future operating expense reimbursements from tenants and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is uncertain, the Company will record an increase in the allowance for uncollectible accounts. As of March 31, 2018 and December 31, 2017, the Company had no allowance for uncollectible accounts.
Earnings (Loss) and Distributions Per Share
The Company has three classes of common stock with nonforfeitable dividend rights that are determined based on a different NAV for each class. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which results in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. Diluted income per share, when applicable, considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the three months ended March 31, 2018 or 2017. Distributions per share is calculated based on the authorized daily distribution rate.
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
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The amendments in this update require that most lease obligations be recognized as a right of use asset with a corresponding liability on the balance sheet. The guidance also requires additional qualitative and quantitative disclosures to assess the amount, timing and uncertainty of cash flows arising from leases. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The guidance should be implemented for the earliest period presented using a modified retrospective approach, which includes optional practical expedients primarily focused on leases that commence before the effective date. In March 2018, the FASB voted to draft a final ASU related to the proposed amendment to Topic 842 to allow lessors the option to combine lease and non-lease components when certain criteria are met. The Company is currently evaluating the impact this update will have on its condensed consolidated financial statements, but does not expect the adoption of the new guidance to have a material impact on the accounting treatment of the Company’s net leases, which are the primary source of the Company’s revenues.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments (Subtopic 825-10) (“ASU 2016-01”). The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the condensed consolidated balance sheets or the accompanying notes to the condensed consolidated financial statements. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2016-01 during the first quarter of fiscal year 2018 and have concluded there is no material impact on its condensed consolidated financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 is intended to improve financial reporting requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current GAAP. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating the impact this amendment will have on its condensed consolidated financial statements.
In February 2017, the FASB issued ASU No. 2017-05, Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), which clarifies the following: (1) nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty; (2) an entity should allocate consideration to each distinct asset by applying the guidance in Topic 606 on allocating the transaction price to performance obligations; and (3) entities are required to derecognize a distinct nonfinancial asset or distinct in substance nonfinancial asset in a partial sale transaction when it (a) does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset in accordance with Subtopic 810 and (b) transfers control of the asset in accordance with Topic 606. The adoption of this standard may result in higher gains on the sale of partial real estate interests, including contributions of nonfinancial assets to a joint venture or other noncontrolling investee, due to recognizing the full gain when the derecognition criteria are met and recording the retained noncontrolling interest at its fair value. ASU 2017-05 is effective for annual periods, and interim periods therein, beginning after December 15, 2017. Early adoption is permitted. The standard is applied prospectively to sales of nonfinancial assets on or after the adoption date. The Company adopted ASU 2017-05 effective January 1, 2018 and has concluded there is no material impact on the Company’s condensed consolidated financial statements. The Company applied the standard prospectively.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The targeted amendments in this ASU help simplify certain aspects of hedge accounting and result in a more accurate portrayal of the economics of an entity’s risk management activities in its financial statements. ASU 2017-12 applies to the Company’s interest rate swaps designated as cash flow hedges. Upon adoption of ASU 2017-12, all changes in the fair value of highly effective cash flow hedges will be recorded in accumulated other comprehensive income rather than recognized directly in earnings. Under current GAAP, the ineffective portion of the change in fair value of cash flow hedges is recognized directly in earnings. This eliminates the requirement to separately measure and disclose ineffectiveness for qualifying cash flow hedges. ASU 2017-12 is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. ASU 2017-12 is required to be adopted using a modified retrospective approach with early adoption permitted. The Company adopted ASU 2017-12 during the first quarter of fiscal year 2018. Accordingly, during the three months ended March 31, 2018, the Company recorded a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of accumulated distributions in excess of earnings of $37,000.
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
March 31, 2018 (Unaudited) – (Continued)

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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of March 31, 2018, the estimated fair value of the Company’s debt was $348.8 million, compared to the carrying value of $356.7 million. As of December 31, 2017, the estimated fair value of the Company’s debt was $274.0 million, compared to the carrying value of $278.2 million.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2018 and December 31, 2017, the Company has assessed the overall significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of March 31, 2018 and December 31, 2017, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Interest rate swaps	$3,950	$—	$3,950	$—
Marketable securities	5,274	5,274	—	—
Total financial assets	$9,224	$5,274	$3,950	$—

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Interest rate swaps	$1,718	$—	$1,718	$—
Marketable securities	5,496	5,496	—	—
Total financial assets	$7,214	$5,496	$1,718	$—
Financial liabilities:
Interest rate swaps	$(17)	$—	$(17)	$—
NOTE 4 — REAL ESTATE ASSETS
2018 Property Acquisitions
During the three months ended March 31, 2018, the Company acquired a 100% interest in six commercial properties for an aggregate purchase price of $108.2 million (the “2018 Asset Acquisitions”), which includes $695,000 of external acquisition-related expenses that were capitalized in accordance with ASU 2017-01. Prior to the adoption of ASU 2017-01, costs related to property acquisitions were expensed as incurred.
The following table summarizes the purchase price allocation for the 2018 Asset Acquisitions purchased during the three months ended March 31, 2018 (in thousands):

2018 Asset Acquisitions
Land	$12,458
Building and improvements	80,703
Acquired in-place leases and other intangibles (1)	12,741
Acquired above-market leases (2)	2,558
Intangible lease liabilities (3)	(233)
Total purchase price	$108,227
______________________
(1) The weighted average amortization period for acquired in-place leases and other intangibles was 12.3 years for the
2018 Asset Acquisitions.
(2) The weighted average amortization period for acquired above-market leases was 9.7 years for the 2018 Asset Acquisitions.
(3) The weighted average amortization period for acquired intangible lease liabilities was 14.0 years for the 2018 Asset Acquisitions.
2018 Property Disposition
During the three months ended March 31, 2018, the Company disposed of one multi-tenant property, with the exception of the land where the Company was the lessor to the ground lease, for an aggregate gross sales price of $8.1 million, resulting in proceeds of $7.8 million after closing costs and a loss of $209,000. No disposition fees were paid to affiliates in connection

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

with the sale of this property and the Company has no continuing involvement with this property. The loss on sale of real estate is included in loss on disposition of real estate, net in the condensed consolidated statements of operations.
2017 Property Acquisitions
During the three months ended March 31, 2017, the Company acquired a 100% interest in 12 commercial properties for an aggregate purchase price of $52.5 million (the “2017 Acquisitions”). The 2017 Acquisitions were acquired prior to the adoption of ASU 2017-01 in April 2017 and thus were accounted for as business combinations. The Company funded the 2017 Acquisitions with net proceeds from the Offering and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for the 2017 Acquisitions (in thousands):

2017 Acquisitions
Land	$14,232
Building and improvements	22,292
Acquired in-place leases and other intangibles (1)	15,911
Acquired above-market leases (2)	1,423
Intangible lease liabilities (3)	(1,401)
Total purchase price	$52,457
______________________
(1) The weighted average amortization period for acquired in-place leases and other intangibles was 10.4 years for the 2017 Acquisitions.
(2) The weighted average amortization period for acquired above-market leases was 10.2 years for the 2017 Acquisitions.
(3) The weighted average amortization period for acquired intangible lease liabilities was 10.1 years for the 2017 Acquisitions.
The Company recorded revenue of $648,000 and net loss of $78,000 for the three months ended March 31, 2017, related to the 2017 Acquisitions. In addition, the Company recorded $426,000 of acquisition-related expenses for the three months ended March 31, 2017, which is included in acquisition-related expenses on the condensed consolidated statements of operations.
The following table summarizes selected financial information of the Company as if all of the 2017 Acquisitions were completed on January 1, 2016 for each period presented below. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the three months ended March 31, 2017 and 2016, respectively (in thousands):

	Three Months Ended March 31,
	2017	2016
Pro forma basis
Revenue	$10,229	$6,806
Net income (loss)	$143	$(301)
The unaudited pro forma information for the three months ended March 31, 2017 was adjusted to exclude $426,000 of acquisition-related expenses recorded during such periods related to the 2017 Acquisitions. Accordingly, these expenses were instead recognized in the pro forma information for the three months ended March 31, 2016. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2016, nor does it purport to represent the results of future operations.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

Consolidated Joint Venture
As of March 31, 2018, the Company had an interest in a Consolidated Joint Venture that owns and manages two properties, with total assets of $7.8 million, which included $7.2 million of land, building and improvements and $641,000 of intangible assets, net of accumulated depreciation and amortization of $295,000, and total liabilities of $222,000. The Consolidated Joint Venture does not have any debt outstanding as of March 31, 2018. The Company has the ability to control operating and financial policies of the Consolidated Joint Venture. There are restrictions on the use of these assets as the Company would generally be required to obtain the approval of the partner (the “Consolidated Joint Venture Partner”) in accordance with the joint venture agreement for any major transactions. The Company and the Consolidated Joint Venture Partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
NOTE 5 — INTANGIBLE LEASE ASSETS
Intangible lease assets of the Company consisted of the following as of March 31, 2018 and December 31, 2017 (in thousands, except weighted average life amounts):

	March 31, 2018	December 31, 2017
In-place leases and other intangibles, net of accumulated amortization of $14,896 and $12,955, respectively (each with a weighted average life remaining of 10.7 years)
	$82,346	$71,543
Acquired above-market leases, net of accumulated amortization of $1,711 and $1,522, respectively
(with a weighted average life remaining of 11.6 years and 12.3 years, respectively)	10,241	7,871
	$92,587	$79,414
Amortization of the above-market leases is recorded as a reduction to rental revenue, and amortization expense related to the in-place leases and other intangibles is included in depreciation and amortization in the accompanying condensed consolidated statements of operations. The following table summarizes the amortization expense related to the intangible lease assets for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
In-place lease and other intangible amortization	$1,941	$1,146
Above-market lease amortization	$189	$158
As of March 31, 2018, the estimated amortization expense relating to the intangible lease assets for each of the five succeeding fiscal years is as follows (in thousands):

	Amortization
	In-Place Leases and Other Intangibles	Above-Market Leases
Remainder of 2018	$6,239	$718
2019	$8,465	$1,005
2020	$8,262	$998
2021	$8,083	$998
2022	$8,027	$997

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

NOTE 6 — MARKETABLE SECURITIES
The Company owned marketable securities with an estimated fair value of $5.3 million and $5.5 million as of March 31, 2018 and December 31, 2017, respectively. The following is a summary of the Company’s available-for-sale securities as of March 31, 2018 (in thousands):

	Available-for-sale securities
	Amortized Cost Basis	Unrealized (Loss) Gain	Fair Value
U.S. Treasury Bonds	$1,989	$(46)	$1,943
U.S. Agency Bonds	496	(9)	487
Corporate Bonds	2,887	(43)	2,844
Total available-for-sale securities	$5,372	$(98)	$5,274
The following table provides the activity for the marketable securities during the three months ended March 31, 2018 (in thousands):

	Amortized Cost Basis	Unrealized (Loss) Gain	Fair Value
Marketable securities as of January 1, 2018	$5,503	$(7)	$5,496
Face value of marketable securities acquired	58	—	58
Premiums and discounts on purchase of marketable securities, net of acquisition costs	(2)	—	(2)
Amortization on marketable securities	(3)	—	(3)
Sales and maturities of securities	(184)	1	(183)
Unrealized loss on marketable securities	—	(92)	(92)
Marketable securities as of March 31, 2018	$5,372	$(98)	$5,274
During the three months ended March 31, 2018, the Company sold five marketable securities for aggregate proceeds of $183,000. Unrealized gains (losses) on marketable securities are recorded in other comprehensive income, with a portion of the amount subsequently reclassified into other expense, net on the accompanying condensed consolidated statements of operations as securities are sold and gains (losses) are recognized. In addition, the Company recorded an unrealized loss of $92,000 on its investments, which is included in accumulated other comprehensive income on the accompanying condensed consolidated statement of changes in equity for the three months ended March 31, 2018 and the condensed consolidated balance sheet as of March 31, 2018.
The scheduled maturities of the Company’s marketable securities as of March 31, 2018 are as follows (in thousands):

	Available-for-sale securities
	Amortized Cost	Estimated Fair Value
Due within one year	$841	$838
Due after one year through five years	2,112	2,082
Due after five years through ten years	2,290	2,228
Due after ten years	129	126
Total	$5,372	$5,274
Actual maturities of marketable securities can differ from contractual maturities because borrowers on certain debt securities may have the right to prepay their respective debt obligations at any time. In addition, factors such as prepayments and interest rates may affect the yields on such securities.
In estimating other-than-temporary impairment losses, management considers a variety of factors, including (1) whether the Company has the intent to sell the impaired security, (2) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, and (3) whether the Company expects to recover the entire amortized cost basis of the security. The Company believes that none of the unrealized losses on investment securities are other-than-temporary as management expects the Company will fully recover the entire amortized cost basis of all securities. As of March 31, 2018, the Company had no other-than-temporary impairment losses.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

NOTE 7 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. The Company did not enter into any interest rate swap agreements during the three months ended March 31, 2018. As of March 31, 2018, the Company had eight interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of March 31, 2018 and December 31, 2017 (dollar amounts in thousands):

			Outstanding Notional Amount as of	Interest	Effective	Maturity	Fair Value of Assets and (Liabilities) as of
	Balance Sheet Location		March 31, 2018	Rate (1)	Date	Date	March 31, 2018	December 31, 2017
Interest Rate Swaps	Derivative assets, property escrow deposits, prepaid expenses and other assets	(2)	$190,705	3.13% to 4.17%	6/30/2015 to 9/29/2017	9/12/2019 to 8/1/2022	$3,950	$1,718
______________________

(1)	The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of March 31, 2018.

(2)
As of December 31, 2017, one of the interest rate swaps with an aggregate outstanding notional amount of $16.4 million was in a liability position with an aggregate fair value balance of $17,000 and is included in deferred rental income and other liabilities in the accompanying condensed consolidated balance sheets.

Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the derivative instruments that are designated as hedges is recorded in other comprehensive income, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three months ended March 31, 2018 and 2017, the amounts reclassified were $77,000 and $149,000, respectively. During the next 12 months, the Company estimates that an additional $705,000 will be reclassified from other comprehensive income as a decrease to interest expense.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations, under the agreements at an aggregate termination value, inclusive of interest payments and accrued interest. As of March 31, 2018, all derivatives were in an asset position. Therefore, there was no termination value as of March 31, 2018. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of March 31, 2018.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

NOTE 8 — CREDIT FACILITY AND NOTES PAYABLE
As of March 31, 2018, the Company had $353.4 million of debt outstanding, including net deferred financing costs, with weighted average years to maturity of 4.3 years and a weighted average interest rate of 3.55%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date. The following table summarizes the debt balances as of March 31, 2018 and December 31, 2017, and the debt activity for the three months ended March 31, 2018 (in thousands):

		During the Three Months Ended March 31, 2018
	Balance as of December 31, 2017	Debt Issuance, Net (1)	Repayments		Amortization	Balance as of March 31, 2018
Credit facility	$128,500	$97,000	$(18,500)		$—	$207,000
Fixed rate debt	149,734	—	—		—	149,734
Total debt	278,234	97,000	(18,500)		—	356,734
Deferred costs (2)	(3,404)	—	35	(3)	69	(3,300)
Total debt, net	$274,830	$97,000	$(18,465)		$69	$353,434
______________________
(1) Includes deferred financing costs incurred during the period.
(2) Deferred costs relate to mortgage notes payable and the term portion of the credit facility.
(3) Represents deferred financing costs written off, related to the CorAmerican mortgage note, during the period resulting from the removal of the 2018 Property Disposition from the mortgage note.
As of March 31, 2018, the Company had fixed rate debt outstanding of $149.7 million, including $78.2 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.37% to 4.17% per annum and as of March 31, 2018, the fixed rate debt had a weighted average interest rate of 3.87%. The fixed rate debt outstanding matures on various dates from December 2020 to February 2025. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $267.6 million as of March 31, 2018. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
The Company is party to a second amended and restated credit agreement (the “Second Amended Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent (“JPMorgan Chase”), that provides for borrowings up to $425.0 million, which is comprised of up to $212.5 million in unsecured revolving loans (the “Revolving Loans”) and up to $212.5 million in unsecured term loans (the “Term Loans”) (collectively, with the Revolving Loans the “Credit Facility”). The Term Loans mature on September 6, 2022 and the Revolving Loans mature on September 6, 2021; however, the Company may elect to extend the maturity date for the Revolving Loans for up to two six-month periods, but no later than September 6, 2022, subject to satisfying certain conditions contained in the Second Amended Credit Agreement.
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”) multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.70% to 2.20% for Revolving Loans and 1.60% to 2.10% for Term Loans; or (ii) a base rate ranging from 0.70% to 1.20% for Revolving Loans and 0.60% to 1.10% for Term Loans, plus the greater of: (a) JPMorgan Chase’s Prime Rate (as defined in the Second Amended Credit Agreement); (b) the Federal Funds Effective Rate (as defined in the Second Amended Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.0%. As of March 31, 2018, the Revolving Loans outstanding totaled $34.5 million at an interest rate of 3.57% and the Term Loans outstanding totaled $172.5 million, $112.5 million of which is subject to interest rate swap agreements (the “Swapped Term Loans”). The interest rate swap agreements have the effect of fixing the Eurodollar Rate per annum of the Swapped Term Loans. As of March 31, 2018, the weighted average all-in rate for the Swapped Term Loans was 3.25%. As of March 31, 2018, the Company had $207.0 million outstanding under the Credit Facility at a weighted average interest rate of 3.32% and $218.0 million in unused capacity, subject to borrowing availability.
The Second Amended Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Second Amended Credit Agreement requires the Company to maintain a

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

minimum consolidated net worth greater than or equal to the sum of (i) $367.1 million plus (ii) 75% of the equity issued (iii) minus the aggregate amount of any redemptions or similar transaction from the date of the Second Amended Credit Agreement, a leverage ratio less than or equal to 60%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75, a secured debt ratio equal to or less than 40%, and the amount of secured debt that is recourse debt at no greater than 15% of total asset value. As of March 31, 2018, the Company believes it was in compliance with the financial covenants of the Second Amended Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to March 31, 2018 for each of the five succeeding fiscal years and the period thereafter (in thousands):

Principal Repayments
Remainder of 2018	$—
2019	—
2020	9,240
2021	66,217
2022	264,327
Thereafter	16,950
Total	$356,734
NOTE 9 — INTANGIBLE LEASE LIABILITIES
Intangible lease liabilities of the Company consisted of the following as of March 31, 2018 and December 31, 2017 (in thousands, except weighted average life):

	March 31, 2018	December 31, 2017
Acquired below-market liabilities, net of accumulated amortization of $2,429 and $2,075, respectively (with a weighted average life remaining of 11.0 and 11.2 years, respectively)
	$12,632	$12,753
Amortization of below-market leases is recorded as an increase to rental revenue in the accompanying condensed consolidated statements of operations. The following table summarizes the amortization of below-market leases related to the intangible lease liabilities for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Amortization of below-market leases	$354	$232
As of March 31, 2018, the estimated amortization of the intangible lease liabilities for each of the five succeeding fiscal years is as follows (in thousands):

Amortization of
Below-Market Leases
Remainder of 2018	$1,064
2019	$1,408
2020	$1,382
2021	$1,141
2022	$1,100

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

NOTE 10 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.
Purchase Commitments
As of March 31, 2018, the Company had entered into purchase agreements with unaffiliated third-party sellers to acquire a 100% interest in four retail properties, subject to meeting certain criteria, for an aggregate purchase price of $56.7 million, exclusive of closing costs. As of March 31, 2018, the Company had $1.6 million of property escrow deposits held by escrow agents in connection with these future property acquisitions. These deposits are included in the condensed consolidated balance sheets in derivative assets, property escrow deposits, prepaid expenses and other assets. As of March 31, 2018, these escrow deposits have not been forfeited.
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

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

Other organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, the distribution fee and the dealer manager fee) are paid for by Cole Income NAV Strategy Advisors or its affiliates and can be reimbursed by the Company up to 0.75% of the aggregate gross offering proceeds, excluding selling commissions charged on A Shares sold in the Primary Offering. As of March 31, 2018, Cole Income NAV Strategy Advisors or its affiliates had paid organization and offering expenses in excess of the 0.75% in connection with the Offering. These excess amounts were not included in the financial statements of the Company because such amounts were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess amounts may become payable to Cole Income NAV Strategy Advisors.
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
The total return to stockholders is defined, for each class of the Company’s common stock, as the change in NAV per share plus distributions per share for such class. The NAV per share for a class calculated on the last trading day of a calendar year shall be the amount against which changes in NAV per share for such class are measured during the subsequent calendar year. Therefore, for each class of the Company’s common stock, payment of the performance-based component of the advisory fee (1) is contingent upon the Company’s actual annual total return exceeding the 6% Return and the Ending NAV per share for the respective share class being greater than the Base NAV of that class, (2) will vary in amount based on the Company’s actual

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

performance, (3) cannot cause the Company’s total return as a percentage of stockholders’ invested capital for the year to be reduced below 6% and (4) is payable to Cole Income NAV Strategy Advisors if the Company’s total return exceeds the 6% Return in a particular calendar year, even if the total return to stockholders (or any particular stockholder) on a cumulative basis over any longer or shorter period has been less than 6% per annum. Cole Income NAV Strategy Advisors will not be obligated to return any portion of advisory fees paid based on the Company’s subsequent performance. The Company did not reach the 6% Return during the three months ended March 31, 2018.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by Cole Income NAV Strategy Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Selling commissions	$482	$556
Distribution fee (1)	$204	$107
Dealer manager fees (1)	$641	$447
Organization and offering expense reimbursement	$264	$288
Acquisition expense reimbursement	$551	$416
Advisory fee	$1,235	$923
Operating expense reimbursement	$540	$959
______________________
(1) Amounts are calculated for the respective period in accordance with the dealer manager agreement and exclude the estimated liability for the future dealer manager and distribution fees payable to CCO Capital of $20.3 million, which are included in due to affiliates in the condensed consolidated balance sheets, with a corresponding decrease to capital in excess of par value, as described in Note 2 — Summary of Significant Accounting Policies.
Services Agreement
Pursuant to the Services Agreement, VEREIT OP, which is affiliated with one of the Company’s directors, will continue to provide certain services to CCO Group and to the Company, including operational real estate support. The Company is not a party to the Services Agreement. See Note 12 — Economic Dependency for a discussion of the Services Agreement.
Due to/from Affiliates
As of March 31, 2018 and December 31, 2017, $21.8 million and $22.0 million, respectively, was due to Cole Income NAV Strategy Advisors or its affiliates primarily related to the estimated liability for current and future dealer manager and distribution fees, the reimbursement of organization and offering expenses and advisory fees, which were included in amounts due to affiliates on the condensed consolidated balance sheets. Additionally, as of March 31, 2018 $1.2 million was recorded for services and expenses incurred, but not yet reimbursed to, VEREIT OP or its affiliates. This amount is primarily for operating expenses for the period during which VEREIT OP was an affiliate of our sponsor. This amount was included in accrued expenses and accounts payable in the condensed consolidated balance sheet as of March 31, 2018.
As of March 31, 2018 and December 31, 2017, $6,000 and $100,000, respectively, was due from Cole Income NAV Strategy Advisors or its affiliates related to amounts received by affiliates of the advisor which were due to the Company.
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
March 31, 2018 (Unaudited) – (Continued)

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
Despite the indirect change of ownership and control of the Company’s advisor, dealer manager, property manager and sponsor, the Company expects that, during the Initial Services Term of the Services Agreement, the advisory, dealer manager and property management services the Company receives will continue without any material changes in personnel (except as supplemented by the management oversight of CIM personnel) or material change in service procedures. During the Initial Services Term of the Services Agreement, CCO Group, LLC intends to evaluate and effectuate an appropriate transition of VEREIT OP’s services under the Services Agreement to other CIM affiliates or third parties with the goal of ensuring continuity and minimizing disruption.
NOTE 13 — OPERATING LEASES
The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2018, the leases had a weighted-average remaining term of 10.7 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. As of March 31, 2018, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Future Minimum Rental Income
Remainder of 2018	$45,024
2019	58,456
2020	58,520
2021	58,639
2022	58,626
Thereafter	379,904
Total	$659,169
NOTE 14 — SUBSEQUENT EVENTS
The following event occurred subsequent to March 31, 2018:
Acquisitions of Real Estate Assets
Subsequent to March 31, 2018, the Company acquired a 100% interest in two real estate properties for an aggregate purchase price of $37.2 million. The acquisitions were funded with net proceeds from the Offering and available borrowings. The Company has not completed its initial purchase price allocations with respect to these properties and therefore cannot provide similar disclosures to those included in Note 4 — Real Estate Assets in these condensed consolidated unaudited financial statements for these properties.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I — Financial Information” of this Quarterly Report on Form 10-Q, including the notes to the condensed consolidated financial statements contained therein. The terms “we,” “us,” “our” and the “Company” refer to Cole Real Estate Income Strategy (Daily NAV), Inc.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “plans” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law. The forward-looking statements should be read in light of the risk factors identified in Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Overview
We were formed on July 27, 2010 to acquire and operate a diversified portfolio of (1) necessity retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States, (2) notes receivable and other investments secured by commercial real estate, including the origination of loans, and (3) U.S. government securities, agency securities, corporate debt and other investments for which there is reasonable liquidity. We commenced our principal operations on December 7, 2011, when we issued the initial $10.0 million in shares of our common stock in the Offering and acquired our first real estate property. We have no paid employees and are externally advised and managed by Cole Income NAV Strategy Advisors. On February 1, 2018, the Transaction, as discussed in Note 1 — Organization and Business to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, was completed. As a result of the Transaction, CIM indirectly owns and/or controls Cole Income NAV Strategy Advisors; our dealer manager, CCO Capital; our property manager, CREI Advisors; and CCO Group.
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
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, and interest expense on our property indebtedness and acquisition and operating expenses. Rental and other property income accounted for 91% and 92% of our total revenue for the three months ended March 31, 2018 and 2017, respectively. As 99.6% of our rentable square feet was under lease as of March 31, 2018 with a weighted average remaining lease term of 10.7 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Cole Income NAV Strategy Advisors regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
Operating Highlights and Key Performance Indicators
2018 Activity

•	Acquired six commercial properties for an aggregate purchase price of $108.2 million.

•
Issued approximately 1.9 million shares of common stock in the Offering for gross offering proceeds of $35.5 million before organization and offering costs, selling commissions, and the current portion of dealer manager fees and distribution fees of $2.7 million.

•	Total debt increased by $78.5 million, from $278.2 million to $356.7 million.
Portfolio Information
As of March 31, 2018, we owned 145 properties located in 36 states, comprising 4.9 million rentable square feet, which includes the rentable square feet of buildings on land subject to ground leases. As of March 31, 2018, no single tenant accounted for greater than 10% of our 2018 annualized rental income. As of March 31, 2018, we had certain geographic concentrations in our property holdings. In particular, as of March 31, 2018, 16 of our properties were located in Ohio, accounting for 11% of our 2018 annualized rental income. In addition, we had tenants in the discount retail industry, which accounted for 10% of our 2018 annualized rental income. Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate assets. The following table shows the property statistics of our real estate assets as of March 31, 2018, and 2017:

	As of March 31,
	2018	2017
Number of properties	145	120
Rentable square feet (in thousands) (1)	4,860	3,397
Percentage of rentable square feet leased	99.6%	99.3%
Percentage of investment-grade tenants (2)	38.2%	45.6%
______________________
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
The following table summarizes our consolidated real estate acquisition activity during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Properties acquired	6	12
Purchase price of acquired properties (in thousands)	$108,227	$52,457
Rentable square feet of acquired properties (in thousands) (1)	551	258
______________________
(1) Includes square feet of buildings on land that are subject to ground leases.

Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate assets. The following table provides summary information about our results of operations for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,		2018 vs 2017 Increase (Decrease)
	2018	2017
Total revenues	$15,234	$10,026	$5,208
General and administrative expenses	$1,565	$1,751	$(186)
Property operating expenses	$554	$290	$264
Real estate tax expenses	$1,012	$593	$419
Advisory fees and expenses	$1,235	$923	$312
Acquisition-related expenses	$569	$849	$(280)
Depreciation and amortization	$5,932	$3,670	$2,262
Operating income	$4,367	$1,950	$2,417
Interest expense and other, net	$2,997	$2,027	$970
Loss on disposition of real estate, net	$(209)	$—	$(209)
Net income (loss) attributable to the Company	$1,152	$(86)	$1,238
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
The increase in revenue of $5.2 million during the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to the acquisition of 25 rental income-producing properties subsequent to March 31, 2017. Rental and other property income from net leased commercial properties accounted for 91% and 92% of our total revenues for the three months ended March 31, 2018 and 2017, respectively. We also incurred certain operating expenses subject to reimbursement by our tenants, which resulted in $1.4 million in tenant reimbursement income during the three months ended March 31, 2018, compared to $789,000 during the same period in 2017.
General and Administrative Expenses
The primary general and administrative expense items are professional and accounting fees, advisory reimbursements, escrow and trustee fees, unused fees on the Credit Facility, and state franchise and income taxes.
The decrease in general and administrative expenses of $186,000 during the three months ended March 31, 2018, as compared to the same period in 2017 was primarily a result of the acquisition of six properties during the three months ended March 31, 2018 as compared to the acquisition of 12 properties acquired during the three months ended March 31, 2017.
Property Operating Expenses
Property operating expenses such as property repairs, maintenance and property-related insurance include both reimbursable and non-reimbursable property expenses. We are reimbursed by tenants for reimbursable property operating expenses in accordance with the respective lease agreements.
The increase in property operating expenses of $264,000 during the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to the acquisition of 25 additional rental income-producing properties subsequent to March 31, 2017, as well as recognizing a full period of property operating expenses on 12 properties acquired during the three months ended March 31, 2017.

Real Estate Tax Expenses
The increase in real estate tax expenses of $419,000 during the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to real estate taxes incurred on 25 additional properties acquired subsequent to March 31, 2017, as well as recognizing a full period of real estate taxes on 12 properties acquired during the three months ended March 31, 2017.
Advisory Fees and Expenses
The advisory fees and expenses that we pay to our advisor are based upon our NAV.
The increase in advisory fees and expenses of $312,000 during the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to an increase in the total NAV for all share classes, which increased $142.7 million subsequent to March 31, 2017.
Acquisition-Related Expenses
In April 2017, we adopted ASU 2017-01, which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. As of April 2017, our acquisitions qualify as asset acquisitions, and as such, certain acquisition costs related to these asset acquisitions are capitalized. Prior to the adoption of ASU 2017-01 in April 2017, costs related to property acquisitions were expensed as incurred.
The decrease in acquisition-related expenses of $280,000 during the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to the adoption of ASU 2017-01, and as such certain acquisition costs related to the six asset acquisitions were capitalized during the three months ended March 31, 2018. During the three months ended March 31, 2017, acquisition-related costs related to property acquisitions were expensed as incurred.
Depreciation and Amortization
The increase in depreciation and amortization of $2.3 million during the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to the acquisition of 25 additional rental income-producing properties subsequent to March 31, 2017, as well as recognizing a full period of depreciation and amortization on 12 properties acquired during the three months ended March 31, 2017.
Loss on Disposition of Real Estate, Net.
The increase in loss on disposition of real estate, net of $209,000 during the three months ended March 31, 2018, as compared to the same period in 2017, was due to the disposition of one multi-tenant property during the three months ended March 31, 2018.
Interest Expense and Other, Net
The increase in interest expense and other, net of $1.0 million during the three months ended March 31, 2018, as compared to the same period in 2017 was primarily due to an increase in our average outstanding debt balance of $303.6 million for the three months ended March 31, 2018 as compared to $182.8 million for the three months ended March 31, 2017.

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
“Non-same store,” as reflected in the table below, includes properties acquired on or after January 1, 2017. As shown in the table below, contract rental revenue on the 108 same store properties for the three months ended March 31, 2018 increased 0.5%, compared to the three months ended March 31, 2017. The same store properties were 99.4% and 99.5% occupied as of March 31, 2018 and 2017, respectively. The following table shows the contract rental revenue from properties owned for both of the entire three months ended March 31, 2018 and 2017, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties		Three Months Ended March 31,		Increase/(Decrease)
Contract Rental Revenue			2018	2017	$ Change	% Change
Rental income — as reported			$13,810	$9,207	$4,603	50%
Less: Amortization (1)			156	65	91	140%
Less: Straight line rental income			676	382	294	77%
Total contract rental revenue			12,978	8,760	4,218	48%

Less: “Non-same store” properties	37		4,929	697	4,232	607%
Less: Disposed properties	—	(2)	$31	$81	$(50)	(62)%
“Same store” properties	108		$8,018	$7,982	$36	0.5%
______________________
(1) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.
(2) We disposed of one multi-tenant property, with the exception of the ground lease relating to this property, during the three months ended March 31, 2018.
Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.002678083 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2018 and ending on September 30, 2018. The daily distribution amount for each class of outstanding common stock is adjusted based on the relative NAV of the various classes each day so that, from day to day, distributions constitute a uniform percentage of the NAV per share of all classes. As a result, from day to day, the per share daily distribution for each outstanding class of common stock may be higher or lower than the daily distribution amount authorized by our board of directors based on the relative NAV of each class of common stock on that day. As of March 31, 2018, we had distributions payable of $2.2 million.
During the three months ended March 31, 2018 and 2017, we paid distributions of $6.3 million and $4.4 million, respectively, including $3.1 million and $2.2 million, respectively, through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the three months ended March 31, 2018 was $7.4 million. For the three months ended March 31, 2017, net cash provided by operating activities was $3.9 million and reflected a reduction for real estate acquisition-related expenses incurred of $849,000 in accordance with GAAP. The distributions paid during the three months ended March 31, 2018, including shares issued pursuant to the DRIP, were fully funded by cash flows from operating activities. Our distributions for the three months ended March 31, 2017 were funded by cash flows from operating activities, including cash flows from operating activities from prior periods of $3.9 million, or 89% and proceeds from the Offering of $479,000, or 11%.
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

Our share redemption plan includes certain redemption limits, including a quarterly limit and, in some cases, an individual stockholder limit. During the three months ended March 31, 2018, we received redemption requests for, and redeemed, a total of approximately 590,000 shares of our common stock for $10.8 million, comprised of approximately 379,000 W Shares, 94,000 A Shares and 117,000 I Shares of our common stock for $6.9 million, $1.7 million and $2.2 million, respectively. From April 1, 2018 through May 7, 2018, we redeemed approximately 253,000 shares for $4.6 million.
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
Liquidity and Capital Resources
General
We expect to continue to raise capital through the Offering and to utilize such funds and future proceeds from secured or unsecured financing to complete future property acquisitions and for general corporate uses. The source of our operating cash flows is primarily the rental income received from current and future leased properties. As of March 31, 2018, we had raised $586.3 million of gross proceeds from the Offering before organization and offering costs, selling commissions, and the current portion of dealer manager fees and distribution fees of $17.6 million. Refer to Item 1A - Risk Factors in our annual report on Form 10-K for the year ended December 31, 2017, for risks related to our ability to raise capital in the near term.
Our Credit Facility with JPMorgan Chase Bank, N.A. as administrative agent, provides for borrowings up to $425.0 million, which is comprised of up to $212.5 million in revolving loans and up to $212.5 million in term loans. As of March 31, 2018, we had $218.0 million in unused capacity, subject to borrowing availability. As of March 31, 2018, we had cash and cash equivalents of $4.2 million and investments in marketable securities of $5.3 million.
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
Contractual Obligations
As of March 31, 2018, we had $356.7 million of debt outstanding, with a weighted average interest rate of 3.55%. See Note 8 — Credit Facility and Notes Payable to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a description of certain terms of the debt. Our contractual obligations as of March 31, 2018 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments – credit facility (2)	$207,000	$—	$—	$207,000	$—
Interest payments – credit facility (3),(4)	29,278	6,874	13,767	8,637	—
Principal payments – fixed debt rate	149,734	—	9,240	123,544	16,950
Interest payments – fixed debt rate (5)	24,959	5,850	11,602	6,216	1,291
Total	$410,971	$12,724	$34,609	$345,397	$18,241
______________________

(1)	The table does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
The table does not include the impact of any extension. We may elect to extend the maturity of the Revolving Loans to no later than September 6, 2022, subject to satisfying certain conditions contained in the Second Amended Credit Agreement or refinance the debt or enter into new financing arrangements.

(3)
As of March 31, 2018, the Term Loans outstanding totaled $172.5 million, $112.5 million of which is subject to interest rate swap agreements. The weighted average all-in interest rate for the Swapped Term Loans was 3.25%. The remaining $60.0 million outstanding under the Term Loans has an interest rate of 3.31% as of March 31, 2018.

(4)	As of March 31, 2018, the Revolving Loans outstanding totaled $34.5 million, with a weighted average all-in interest rate of 3.57%.

(5)
As of March 31, 2018, we had $78.2 million of variable rate mortgage notes effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

Our charter prohibits us from incurring debt that would cause our borrowings to exceed 75% of our gross assets, valued at the aggregate cost (before depreciation and other non-cash reserves), unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report. In addition to this limitation in our charter, our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before depreciation or other non-cash reserves) or fair market value of our gross assets; provided however, that a majority of our board of directors (including a majority of the independent directors) has determined that, as a general policy, borrowing in excess of 60% of the greater of cost (before deducting depreciation and other non-cash reserves) or fair market value of our gross assets is justified and in the best interest of us and our stockholders during our capital raising stage. Fair market value is based on the estimated market value of our real estate assets as of March 31, 2018 used to determine our estimated per share NAV. The independent directors believe such borrowing levels are justified as higher debt levels during the offering stage may enable us to acquire properties earlier than we might otherwise be able to acquire them if we were to adhere to the 60% debt limitation, which could yield returns that are accretive to the portfolio. In addition, as we are in the offering stage, more equity could be raised in the future to reduce the debt levels. As of March 31, 2018, our ratio of debt to the cost (before deducting depreciation or other non-cash reserves) of our gross assets was 44.3%, and our ratio of debt to the fair market value of our gross assets was 42.7%.

Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as financing and issuance costs and related accumulated amortization, less all cash and cash equivalents. As of March 31, 2018, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 43.8%.
The following table provides a reconciliation of the credit facility and notes payable, net balance, as reported on our condensed consolidated balance sheet, to net debt as of March 31, 2018 (in thousands):

Balance as of March 31, 2018
Credit facility and notes payable, net	$353,434
Deferred costs, net (1)	3,300
Less: Cash and cash equivalents	(4,230)
Net debt	$352,504
Gross real estate assets, net (2)	$805,397
Net debt leverage ratio	43.8%
______________________
(1) Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility.
(2) Net of gross intangible lease liabilities.
As of March 31, 2018, the Company had entered into purchase agreements with unaffiliated third-party sellers to acquire a 100% interest in four retail properties, subject to meeting certain criteria, for an aggregate purchase price of $56.7 million, exclusive of closing costs. As of March 31, 2018, the Company had $1.6 million of property escrow deposits held by escrow agents in connection with these future property acquisitions. These deposits are included in the condensed consolidated balance sheets in derivative assets, property escrow deposits, prepaid expenses and other assets. As of March 31, 2018, these escrow deposits have not been forfeited.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities increased $3.5 million to $7.4 million for the three months ended March 31, 2018, compared to $3.9 million for the three months ended March 31, 2017. The increase was primarily due to the acquisition of 25 additional rental income-producing properties subsequent to March 31, 2017, resulting in net income before non-cash adjustments for depreciation, amortization of intangibles and amortization of deferred financing costs increasing to $3.3 million, a decrease in straight-line rental income of $294,000, a net increase in gain on derivative instruments and extinguishment of debt of $54,000 and a net increase in working capital accounts of $193,000, offset by an increase in loss on dispositions of real estate assets, net of $209,000. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities increased $49.3 million to $101.4 million for the three months ended March 31, 2018, compared to net cash used in investing activities of $52.1 million for the three months ended March 31, 2017. The increase was primarily due to the acquisition of six commercial properties for an aggregate purchase price of $108.2 million during the three months ended March 31, 2018 compared to the acquisition of 12 commercial properties for an aggregate purchase price of $52.5 million during the three months ended March 31, 2017, offset by the disposal of one property for an aggregate gross sales price of $8.1 million during the three months ended March 31, 2018.
Financing Activities. Net cash provided by financing activities increased $48.5 million to $95.5 million for the three months ended March 31, 2018, compared to net cash provided by financing activities of $47.0 million for the three months ended March 31, 2017. The increase was primarily due to an increase in net proceeds from borrowing facilities and notes payable of $59.5 million, offset by an increase in redemptions of common stock of $5.4 million, a decrease in net proceeds from the issuance of common stock of $4.6 million, and an increase in distributions to stockholders of $972,000.

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
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 — Summary of Significant Accounting Policies to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017. We consider our critical accounting policies to be the following:

•	Recoverability of Real Estate Assets;

•	Consolidation of Equity Investment; and

•	Allocation of Purchase Price of Real Estate Assets.
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2017. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the period ended December 31, 2017 and related notes thereto.
Related-Party Transactions and Agreements
We have entered into agreements with Cole Income NAV Strategy Advisors and its affiliates, whereby we agree to pay certain fees, or reimburse certain expenses of, Cole Income NAV Strategy Advisors or its affiliates, primarily advisory and performance fees and expenses, organization and offering costs, sales commissions, dealer manager fees and expenses, distribution fees and reimbursement of certain acquisition and operating costs. In addition, pursuant to the Services Agreement, VEREIT OP, which is affiliated with one of our directors, will continue to provide certain services to CCO Group and to us, including operational real estate support. We are not a party to the Services Agreement. See Note 11 — Related-Party Transactions and Agreements to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a further explanation of the various related-party transactions, agreements and fees.

Conflicts of Interest
Richard S. Ressler, our chief executive officer, president and one of our directors, who is a founder and principal of CIM, as well as a director of CCPT IV and CCIT III, and Nathan D. DeBacker, our chief financial officer and treasurer, act as executive officers and/or a director of one or more other programs sponsored by CCO Group. One of our directors, W. Brian Kretzmer, also serves as a director of CCPT IV and CCIT III. Similarly, Glenn J. Rufrano, one of our directors, serves as a director of CCPT V, CCIT II, and CCIT III, as well as chief executive officer and a director of VEREIT, Inc., the parent company of VEREIT OP, who provides certain services to us and our advisor through the Services Agreement. In addition, certain affiliates of Cole Income NAV Strategy Advisors act as advisors to CCPT IV, CCPT V, CCIT II, CCIT III, and/or other real estate offerings in registration, all of which are, or intend to be public, non-listed REITs offered, distributed and/or managed by affiliates of Cole Income NAV Strategy Advisors. As such, there may be conflicts of interest where Cole Income NAV Strategy Advisors or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM or another real estate program sponsored or operated by CCO Group, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of Cole Income NAV Strategy Advisors and CIM and these other real estate programs sponsored or operated by CCO Group could influence the advice to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2017.
Off-Balance Sheet Arrangements
As of March 31, 2018 and December 31, 2017, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
Interest Rate Risk
As of March 31, 2018, we had variable rate debt of $94.5 million, excluding any debt subject to interest rate swap agreements; therefore, we are exposed to interest rate changes in the London Interbank Offered Rate (“LIBOR”). As of March 31, 2018. an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $473,000 per year.
As of March 31, 2018, we had eight interest rate swap agreements outstanding, which mature on various dates from September 2019 to August 2022 with an aggregate notional amount of $190.7 million and an aggregate net fair value asset of $4.0 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of March 31, 2018, an increase of 50 basis points in interest rates would result in a derivative asset of $6.8 million, representing a $2.8 million net change to the fair value of the net derivative asset. A decrease of 50 basis points would result in a derivative asset of $1.1 million, representing a $2.9 million decrease to the fair value of the net derivative asset.
As the information presented above includes only those exposures that existed as of March 31, 2018, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2018 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2018, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.Legal Proceedings
In the ordinary course of business we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.

Item 1A.	Risk Factors
Except as set forth below, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.
We have paid, and may continue to pay, some of our distributions from sources other than cash flows from operations, including borrowings, proceeds from asset sales or the sale of securities in the Offerings or future offerings, which may reduce the amount of capital we ultimately deploy in our real estate operations and may negatively impact the value of our common stock.
To the extent that cash flow from operations is insufficient to pay our distributions or fund redemptions, we may pay all or some of our distributions and fund all or some of our redemptions from borrowings by the REIT, proceeds from asset sales of the sale of our securities. We have no limits on the amounts we may use to pay distributions from sources other than cash flow from operations. The payment of distributions and redemptions from sources other than cash flows from operations may reduce the amount of proceeds available for acquisitions, negatively impact the value of our common stock and reduce the overall return. We expect that, from time to time, we may declare distributions and/or fund redemptions that exceed our cash flows from operations and in anticipation of future cash flows.
During the three months ended March 31, 2018 and 2017, we paid distributions of $6.3 million and $4.4 million, respectively, including $3.1 million and $2.2 million, respectively, through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the three months ended March 31, 2018 was $7.4 million. For the three months ended March 31, 2017, net cash provided by operating activities was $3.9 million and reflected a reduction for real estate acquisition-related expenses incurred of $849,000 in accordance with GAAP. The distributions paid during the three months ended March 31, 2018, including shares issued pursuant to the DRIP, were fully funded by cash flows from operating activities. Our distributions for the three months ended March 31, 2017 were funded by cash flows from operating activities, including cash flows from operating activities from prior periods of $3.9 million, or 89% and proceeds from the Offering of $479,000, or 11%.
During the year ended December 31, 2017, we paid distributions of $20.7 million, including $10.3 million through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the year ended December 31, 2017 was $19.3 million and reflected a reduction for real estate acquisition-related expenses incurred of $2.2 million. The distributions paid during the year ended December 31, 2017, including shares issued pursuant to the DRIP, were funded by cash flows from operating activities of $19.3 million, or 93%, and proceeds from the Offering of $1.4 million, or 7%.
The U.S. Department of Labor has issued a final regulation revising the definition of “fiduciary” and the scope of “investment advice” under the Employee Retirement Income Security Act (“ERISA”), which may have a negative impact on our ability to raise capital.
On April 8, 2016, the U.S. Department of Labor issued a final regulation relating to the definition of a fiduciary under ERISA and Section 4975 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The final regulation broadens the definition of fiduciary by expanding the range of activities that would be considered to be fiduciary investment advice under ERISA and is accompanied by new and revised prohibited transaction exemptions relating to investments by employee benefit plans subject to Title I of ERISA or retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (including IRAs). Under the new regulation, a person is a fiduciary if the person receives compensation for providing advice (a “recommendation” or “communication that would reasonably be viewed as a suggestion that the recipient engage in or refrain from taking a particular course of action”) with the understanding it is based on the particular needs of the person being advised or that it is directed to a specific plan sponsor, plan participant, or IRA owner. Such decisions can include, but are not limited to, what assets to purchase or sell and whether to rollover from an employment-based plan to an IRA. The fiduciary can be a broker, registered investment adviser or other type of adviser, some of which are subject to federal securities laws and some of which are not. The final regulation and the related exemptions were expected to become applicable for investment transactions on and after April 10, 2017, but generally would not apply to purchases of our shares before the final regulation becomes applicable. However, on February 3, 2017, the President of the United States asked for additional review of this regulation. In response, on March 2, 2017, the U.S. Department of Labor published a notice seeking public comments on, among other things, a proposal to adopt a 60-day delay of the April 10 applicability date of the final regulation. On April 7, 2017, the U.S. Department of Labor published a final rule extending the applicability date of the final regulation to June 9, 2017. However, certain requirements and exemptions under the regulation are implemented through a phased-in approach, and on November 27, 2017, the U.S. Department of Labor further delayed the implementation of certain requirements and exemptions until July 1, 2019. On March 15, 2018, the U.S. Court of Appeals for the Fifth Circuit issued a decision vacating the final regulation in its entirety, including the expanded definition of “investment advice fiduciary” and the associated exemptions. On May 7, 2018, the U.S. Department of Labor announced a new temporary enforcement policy which provides that the U.S. Department of Labor “will not pursue prohibited transactions claims against investment advice fiduciaries who are working diligently and in good faith to comply with the impartial conduct standards for transactions that would have been exempted” under the final regulation, although institutions who prefer to rely upon the new compliance structures under the final regulation are permitted to do so. Therefore, the U.S. Department of Labor has not withdrawn the final regulation at this time as a result of the Fifth Circuit’s decision, and it is unclear what the U.S. Department of Labor will do in the future with respect to the final regulation. The U.S. Department of Labor could, among other things, seek review by the U.S. Supreme Court or further revise or withdraw the final regulation.
On April 18, 2018, the SEC issued proposed rules and interpretations of existing rules designed to enhance the quality and transparency of investors’ relationships with investment advisers and broker-dealers while preserving access to a variety of types of advice relationships and investment products. There is no guarantee that the SEC will issue final rules in this regard or that such final rules, if adopted, will not be drastically different from the proposed rules.
The final regulation, the accompanying exemptions and the SEC’s proposed rules are complex and may be subject to further revision or withdrawal. Plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding the impact of the final regulations and the SEC’s proposed rules on purchasing and holding interests in the Company. The final regulation and the SEC’s proposed rules could have negative implications on our ability to raise capital from potential investors, including those investing through IRAs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On December 6, 2011, the Initial Registration Statement for our public offering of up to $4.0 billion in shares of common stock was declared effective under the Securities Act. On August 26, 2013, the Multi-Class Registration Statement was declared effective under the Securities Act; we designated the existing shares of our common stock that were sold prior to such date to be W Shares and registered two new classes of our common stock, A Shares and I Shares. On February 10, 2017, the Continuing Offering Registration Statement was declared effective under the Securities Act; we are offering up to $4.0 billion in shares of common stock of the three classes, covering up to $3.5 billion in shares in the Primary Offering and up to $500.0 million in shares pursuant to the DRIP. We are offering to sell any combination of W Shares, A Shares and I Shares with a dollar value up to the maximum offering amount. Additionally, as of March 31, 2018, we were authorized to issue 10.0 million shares of preferred stock, but had none issued or outstanding.
As of March 31, 2018, we had issued approximately 32.6 million shares in the Offering for gross proceeds of $586.3 million, out of which we have paid $13.3 million in selling commissions and the current portion of distribution fees and dealer manager fees, and $4.3 million in organization and offering costs. With the net offering proceeds of $568.7 million and the borrowings from our credit facility, we have acquired $829.8 million in real estate assets and incurred $11.8 million of acquisition-related expenses.
As of May 7, 2018, we have sold the following common shares and raised the following proceeds in connection with the Offering (dollar amounts in thousands):

	W Shares	A Shares	I Shares	Total
Primary Offering
Shares	20,884,646	10,211,832	1,236,307	32,332,785
Proceeds	$368,848	$190,170	$22,275	$581,293
Distribution Reinvestment Plan
Shares	1,054,401	410,196	79,365	1,543,962
Proceeds	$19,000	$7,392	$1,440	$27,832
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

In each calendar quarter, net redemptions are limited under our share redemption plan to 5% of our total NAV as of the end of the immediately preceding quarter, plus any unused percentage carried over to the next quarter, but the maximum carryover percentage may never exceed 15% in the aggregate, and net redemptions in any quarter may never exceed 10% of the prior quarter’s NAV. As of March 31, 2018, we received total redemption requests for, and redeemed approximately 4.7 million W Shares, 583,000 A Shares and 359,000 I Shares of our common stock for $83.7 million, $10.5 million and $6.6 million, respectively. During the three months ended March 31, 2018, we redeemed shares as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 — January 31, 2018
W Shares	151,085	$18.32	151,085	(1)
A Shares	34,460	$18.10	34,460	(1)
I Shares	26,983	$18.53	26,983	(1)
February 1, 2018 — February 28, 2018
W Shares	120,950	$18.33	120,950	(1)
A Shares	39,203	$18.00	39,203	(1)
I Shares	56,883	$18.51	56,883	(1)
March 1, 2018 — March 31, 2018
W Shares	106,885	$18.32	106,885	(1)
A Shares	20,412	$18.07	20,412	(1)
I Shares	33,311	$18.52	33,311	(1)
Total	590,172		590,172
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
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.3	Form of Initial Subscription Agreement (Incorporated by reference to Appendix B to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-213271), filed April 18, 2018).

4.4	Form of Additional Subscription Agreement (Incorporated by reference to Appendix C to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-213271), filed April 18, 2018).

4.5	Form of Systematic Investment Program (Incorporated by reference to Appendix D to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-213271), filed April 18, 2018).

31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
Date: May 14, 2018