Form 10-Q
period 2018-06-30
COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
filed 2018-08-13
CIK 1498542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 6, 2018, there were approximately 18.1 million shares of Wrap Class common stock, approximately 11.2 million shares of Advisor Class common stock and approximately 1.1 million shares of Institutional Class common stock, par value $0.01 each, of Cole Real Estate Income Strategy (Daily NAV), Inc. outstanding.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts) (Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Real estate assets:
Land	$146,479	$129,344
Buildings and improvements	624,692	488,741
Intangible lease assets	119,479	93,891
Total real estate assets, at cost	890,650	711,976
Less: accumulated depreciation and amortization	(53,298)	(40,550)
Total real estate assets, net	837,352	671,426
Investment in marketable securities	5,355	5,496
Total real estate assets and marketable securities, net	842,707	676,922
Cash and cash equivalents	1,957	2,923
Restricted cash	93	1
Rents and tenant receivables, net	8,738	7,377
Derivative assets, property escrow deposits, prepaid expenses and other assets	5,539	2,731
Deferred costs, net	1,203	1,359
Due from affiliates	—	100
Assets held for sale	2,908	8,050
Total assets	$863,145	$699,463
LIABILITIES AND EQUITY
Credit facility and notes payable, net	$379,113	$274,830
Accrued expenses and accounts payable	3,981	3,374
Due to affiliates	24,071	21,980
Intangible lease liabilities, net	12,917	12,753
Distributions payable	2,341	2,126
Deferred rental income and other liabilities	1,969	1,930
Total liabilities	424,392	316,993
Commitments and contingencies
Redeemable common stock	53,699	47,024
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
W Shares common stock, $0.01 par value; 164,000,000 shares authorized, 17,774,819 and 15,837,102 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	178	158
A Shares common stock, $0.01 par value; 163,000,000 shares authorized, 10,820,114 and 8,793,223 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	108	88
I Shares common stock, $0.01 par value; 163,000,000 shares authorized, 903,552 and 1,065,232 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	9	11
Capital in excess of par value	435,516	378,266
Accumulated distributions in excess of earnings	(56,234)	(45,506)
Accumulated other comprehensive income	4,704	1,657
Total stockholders’ equity	384,281	334,674
Non-controlling interests	773	772
Total equity	$385,054	$335,446
Total liabilities, redeemable common stock, and equity	$863,145	$699,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental income	$15,893	$10,159	$29,703	$19,366
Tenant reimbursement income	1,843	938	3,236	1,727
Interest income on marketable securities	32	29	63	59
Total revenues	17,768	11,126	33,002	21,152
Operating expenses:
General and administrative	1,891	1,387	3,456	3,138
Property operating	694	393	1,248	683
Real estate tax	1,327	728	2,339	1,321
Advisory fees and expenses	1,425	1,012	2,660	1,935
Acquisition-related	713	447	1,282	1,296
Depreciation and amortization	6,843	4,415	12,775	8,085
Total operating expenses	12,893	8,382	23,760	16,458
Operating income	4,875	2,744	9,242	4,694
Other expense:
Interest expense and other, net	(3,590)	(2,220)	(6,587)	(4,247)
Income before real estate dispositions	1,285	524	2,655	447
Gain (loss) on disposition of real estate, net	136	—	(73)	—
Net income	1,421	524	2,582	447
Net income allocated to noncontrolling interest	8	9	17	18
Net income attributable to the Company	$1,413	$515	$2,565	$429

Class W Common Stock:
Net income attributable to the Company	$880	$362	$1,603	$308
Basic and diluted weighted average number of common shares outstanding	17,252,804	14,000,038	16,739,049	13,526,864
Basic and diluted net income per common share	$0.05	$0.03	$0.10	$0.02
Distributions declared per common share	$0.24	$0.24	$0.48	$0.48

Class A Common Stock:
Net income attributable to the Company	$484	$129	$866	$99
Basic and diluted weighted average number of common shares outstanding	10,133,191	5,908,140	9,640,614	5,384,545
Basic and diluted net income per common share	$0.05	$0.02	$0.09	$0.02
Distributions declared per common share	$0.24	$0.24	$0.48	$0.48

Class I Common Stock:
Net income attributable to the Company	$49	$24	$96	$22
Basic and diluted weighted average number of common shares outstanding	908,512	857,535	959,215	829,775
Basic and diluted net income per common share	$0.05	$0.03	$0.10	$0.03
Distributions declared per common share	$0.24	$0.24	$0.48	$0.48
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$1,421	$524	$2,582	$447
Other comprehensive income (loss)
Unrealized holding (loss) gain on marketable securities	(20)	42	(112)	52
Reclassification adjustment for (gain) loss included in income as other expense	—	(2)	1	—
Unrealized gain (loss) on interest rate swaps	948	(290)	3,120	(191)
Amount of (gain) loss reclassified from other comprehensive income into income as interest expense and other, net	(76)	113	1	262
Total other comprehensive income (loss)	852	(137)	3,010	123

Comprehensive income	2,273	387	5,592	570
Comprehensive income allocated to noncontrolling interest	8	9	17	18
Comprehensive income attributable to the Company	$2,265	$378	$5,575	$552
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share amounts) (Unaudited)

	W Shares Common Stock		A Shares Common Stock		I Shares Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2018	15,837,102	$158	8,793,223	$88	1,065,232	$11	$378,266	$(45,506)	$1,657	$334,674	$772	$335,446
Cumulative effect of accounting changes	—	—	—	—	—	—	—	(37)	37	—	—	—
Issuance of common stock	2,682,635	27	2,300,847	23	10,382	—	92,474	—	—	92,524	—	92,524
Distributions declared	—	—	—	—	—	—	—	(13,256)	—	(13,256)	—	(13,256)
Commissions, dealer manager and distribution fees	—	—	—	—	—	—	(6,089)	—	—	(6,089)	—	(6,089)
Other offering costs	—	—	—	—	—	—	(683)	—	—	(683)	—	(683)
Redemptions of common stock	(744,918)	(7)	(273,956)	(3)	(172,062)	(2)	(21,777)	—	—	(21,789)	—	(21,789)
Changes in redeemable common stock	—	—	—	—	—	—	(6,675)	—	—	(6,675)	—	(6,675)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(16)	(16)
Comprehensive income	—	—	—	—	—	—	—	2,565	3,010	5,575	17	5,592
Balance as of June 30, 2018	17,774,819	$178	10,820,114	$108	903,552	$9	$435,516	$(56,234)	$4,704	$384,281	$773	$385,054

	W Shares Common Stock		A Shares Common Stock		I Shares Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2017	12,461,616	$125	4,449,352	$45	788,270	$8	$259,817	$(24,399)	$(372)	$235,224	$786	$236,010
Issuance of common stock	2,738,423	26	2,241,261	22	65,879	1	92,396	—		92,445	—	92,445
Conversion of shares	(55,096)	—	—	—	54,673	—	—	—		—	—	—
Distributions declared	—	—	—	—	—	—	—	(9,572)		(9,572)	—	(9,572)
Commissions, dealer manager and distribution fees	—	—	—	—	—	—	(6,029)	—		(6,029)	—	(6,029)
Other offering costs	—	—	—	—	—	—	(682)	—		(682)	—	(682)
Redemptions of common stock	(629,694)	(6)	(65,629)	(1)	(52,163)	—	(13,498)	—		(13,505)	—	(13,505)
Changes in redeemable common stock	—	—	—	—	—	—	(7,707)	—		(7,707)	—	(7,707)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—		—	(22)	(22)
Comprehensive income	—	—	—	—	—	—	—	429	123	552	18	570
Balance as of June 30, 2017	14,515,249	$145	6,624,984	$66	856,659	$9	$324,297	$(33,542)	$(249)	$290,726	$782	$291,508
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$2,582	$447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	12,506	7,936
Straight-line rental income	(1,467)	(805)
Amortization of deferred financing costs	544	751
Amortization on marketable securities	4	5
Loss on disposition of real estate assets, net	73	—
Loss on sale of marketable securities	1	—
Ineffectiveness of interest rate swaps	—	(19)
Write-off of deferred financing costs	35	—
Changes in assets and liabilities:
Rents and tenant receivables	100	(541)
Prepaid expenses and other assets	296	117
Accrued expenses and accounts payable	752	23
Deferred rental income and other liabilities	56	662
Due from affiliates	100	—
Due to affiliates	(861)	(446)
Net cash provided by operating activities	14,721	8,130
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(182,699)	(167,068)
Investment in marketable securities	(642)	(432)
Proceeds from sale and maturities of marketable securities	667	785
Proceeds from disposition of real estate assets	9,361	—
Payment of property escrow deposits	(4,750)	(4,040)
Refund of property escrow deposits	4,750	3,900
Net cash used in investing activities	(173,313)	(166,855)
Cash flows from financing activities:
Proceeds from issuance of common stock	86,108	87,856
Offering costs on issuance of common stock	(3,820)	(3,975)
Redemptions of common stock	(21,789)	(13,505)
Distributions to stockholders	(6,625)	(4,689)
Proceeds from credit facility and notes payable	160,500	158,200
Repayments of credit facility	(56,500)	(57,500)
Payment of loan deposits	—	(75)
Refund of loan deposits	—	30
Deferred financing costs paid	(140)	(517)
Change in escrowed investor proceeds liability	—	(75)
Distributions to noncontrolling interests	(16)	(22)
Net cash provided by financing activities	157,718	165,728
Net (decrease) increase in cash and cash equivalents and restricted cash	(874)	7,003
Cash and cash equivalents and restricted cash, beginning of period	2,924	5,271
Cash and cash equivalents and restricted cash, end of period	$2,050	$12,274
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$1,957	$11,749
Restricted cash	93	525
Total cash and cash equivalents and restricted cash	$2,050	$12,274
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited)
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
On November 13, 2017, VEREIT Operating Partnership, L.P. (“VEREIT OP”), a former affiliated entity of our sponsor, CCO Group (as defined below), entered into a Purchase and Sale Agreement with CCA Acquisition, LLC (“CCA”), a newly-formed affiliate of CIM Group, LLC (“CIM”), pursuant to which CCA agreed to acquire all of the issued and outstanding shares of common stock of Cole Capital Advisors, Inc., the direct or indirect owner of Cole Real Estate Income Strategy (Daily NAV) Advisors, LLC (“Cole Income NAV Strategy Advisors”), Cole Capital Corporation and CREI Advisors, LLC (“CREI Advisors”), the Company’s external advisor, dealer manager and property manager, respectively (the “Transaction”).
On February 1, 2018, the Transaction was completed. Immediately following the completion of the Transaction, Cole Capital Advisors, Inc. and the Company’s dealer manager were each converted into Delaware limited liability companies, Cole Capital Advisors, Inc.’s name was changed to CCO Group, LLC, and the dealer manager’s name was changed to CCO Capital, LLC (“CCO Capital”). As a result of the Transaction, CIM owns and/or controls CCO Group, LLC and its subsidiaries (collectively, “CCO Group”), and CCO Group, LLC owns and controls Cole Income NAV Strategy Advisors, CCO Capital and CREI Advisors, the Company’s external advisor, dealer manager for the Offerings (as defined below) and property manager, respectively.
In addition, as part of the Transaction, VEREIT OP and CCO Group, LLC entered into a services agreement (the “Services Agreement”) pursuant to which VEREIT OP will continue to provide certain services to CCO Group and to the Company, Cole Credit Property Trust IV, Inc. (“CCPT IV”), Cole Credit Property Trust V, Inc. (“CCPT V”), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”), and Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”) (CCPT IV, CCPT V, CCIT II, CCIT III, and the Company, collectively, the “Cole REITs®”), including operational real estate support. VEREIT OP will continue to provide such services through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by any of the Cole REITs with respect to its 2018 fiscal year) (the “Initial Services Term”) and will provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC.
Despite the indirect change of ownership and control of the Company’s advisor, dealer manager, property manager and sponsor, the Company expects that, during the Initial Services Term of the Services Agreement, the advisory, dealer manager and property management services the Company receives will continue without any material changes in personnel (except as supplemented by the management oversight of CIM personnel) or material change in service procedures. CCO Group, LLC is evaluating and intends to effectuate during the Initial Services Term of the Services Agreement an appropriate transition of VEREIT OP’s services under the Services Agreement to other CIM affiliates or third parties with the goal of ensuring continuity and minimizing disruption.
On December 6, 2011, pursuant to a registration statement filed on Form S-11 (Registration No. 333-169535) (the “Initial Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”), the Company commenced its initial public offering on a “best efforts” basis of $4.0 billion in shares of common stock. On August 26, 2013, pursuant to a registration statement filed on Form S-11 (Registration No. 333-186656) (the “Multi-Class Registration Statement”) under the Securities Act, the Company designated the existing shares of the Company’s common stock that were sold prior to such date to be Wrap Class shares (“W Shares”) of common stock and registered two new classes of the Company’s common stock, Advisor Class shares (“A Shares”) and Institutional Class shares (“I Shares”). Pursuant to a registration statement filed on Form S-11 (Registration No. 333-213271) on February 10, 2017 (the “Continuing Offering Registration Statement”), the Company is offering up to $4.0 billion in shares of common stock of the three classes (the “Offering”), consisting of $3.5 billion in shares in the Company’s primary offering (the “Primary Offering”) and $500.0 million in shares pursuant to a distribution reinvestment plan (the “DRIP”). The Company is offering to sell any combination of W Shares, A Shares and I Shares with a dollar value up to the maximum offering amount. As of June 30, 2018, the Company had issued approximately 35.7 million shares of common stock in the Offering for gross offering proceeds of $643.1 million before offering costs and selling commissions of $12.1 million, and the current portion of dealer manager fees and distribution fees of $7.8 million.
The per share purchase price for each class of common stock varies from day-to-day and, on each business day, is equal to, for each class of common stock, the Company’s net asset value (“NAV”) for such class, divided by the number of shares of that

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

class outstanding as of the close of business on such a day, plus, for A Shares sold in the Primary Offering, applicable selling commissions. The Company’s NAV per share is calculated daily as of the close of business by an independent fund accountant using a process that reflects (1) estimated values of each of the Company’s commercial real estate assets, related liabilities and notes receivable secured by real estate provided periodically by the Company’s independent valuation expert in individual appraisal reports, (2) daily updates in the price of liquid assets for which third party market quotes are available, (3) accruals of daily distributions, and (4) estimates of daily accruals, on a net basis, of operating revenues, expenses, debt service costs and fees. As of June 30, 2018, the NAV per share for W Shares, A Shares and I Shares was $18.29, $18.04 and $18.49, respectively. The Company’s NAV is not audited or reviewed by its independent registered public accounting firm.
The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio primarily consisting of (1) necessity retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States, (2) notes receivable and other investments secured by commercial real estate, including the origination of loans, and (3) U.S. government securities, agency securities, corporate debt and other investments for which there is reasonable liquidity. As of June 30, 2018, the Company owned 151 commercial properties, including properties owned through a consolidated joint venture arrangement (the “Consolidated Joint Venture”), located in 36 states, containing 5.4 million rentable square feet of commercial space, including the square feet of buildings that are on land subject to ground leases. As of June 30, 2018, the rentable square feet at these properties was 99.6% leased, including month-to-month agreements, if any.
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
June 30, 2018 (Unaudited) – (Continued)

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
As of June 30, 2018, the Company determined that it had a controlling interest in the Consolidated Joint Venture and therefore met the GAAP requirements for consolidation.
Reclassifications
In connection with the adoption of Accounting Standards Update (“ASU”) ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), certain reclassifications have been made to prior period balances to conform to the current presentation in the condensed consolidated statements of cash flows. Under ASU 2016-18, transfers to or from restricted cash, which have previously been shown in the Company’s investing activities section of the condensed consolidated statements of cash flows, are now required to be shown as part of the total change in cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows. This change resulted in a decrease in cash flows used in investing activities of $75,000 during the six months ended June 30, 2017.
The Company adopted ASU 2017-12, as defined in “Recent Accounting Pronouncements,” during the first quarter of fiscal year 2018. Accordingly, for the six months ended June 30, 2018, the Company recorded a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of accumulated distributions in excess of earnings of $37,000.
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

lease rates; changes in anticipated holding periods; or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the six months ended June 30, 2018 or 2017. The Company is in the process of determining if anticipated holding periods for certain properties may materially differ from the initial intended holding periods for such properties, which could result in an impairment charge in the future.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. There was one asset identified as held for sale as of June 30, 2018. As of December 31, 2017, the Company identified one property as held for sale, which was sold subsequent to December 31, 2017.
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
In April 2017, the Company elected to early adopt ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Beginning in April 2017, all real estate acquisitions qualified as asset acquisitions, and as such, acquisition-related fees and certain acquisition-related expenses related to these asset acquisitions were capitalized and allocated to tangible and intangible assets and liabilities, as described above. Prior to the adoption of ASU 2017-01 in April 2017, all of the Company’s real estate acquisitions were accounted for as business combinations and, as such, acquisition-related expenses related to these business combination acquisitions were expensed as incurred. Prior to April 2017, acquisition-related expenses in the Company’s condensed consolidated statements of operations primarily consisted of legal, deed transfer and other costs related to real estate purchase transactions, including costs incurred for deals that were not consummated. The Company expects its future acquisitions to qualify as asset acquisitions and, as such, the Company will allocate the purchase price to acquired tangible assets and identified intangible assets and liabilities on a relative fair value basis.
Investment in Marketable Securities
Investment in marketable securities consists primarily of the Company’s investment in corporate and government debt securities. The Company determines the appropriate classification for debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of June 30, 2018, the Company classified its investments as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in other comprehensive income (loss).

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

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
Noncontrolling Interest in Consolidated Joint Venture
On December 16, 2016, the Company completed the formation of the Consolidated Joint Venture. The Company determined it had a controlling interest in the Consolidated Joint Venture and, therefore, met the GAAP requirements for consolidation. The Company recorded net income of $17,000 and paid distributions of $16,000 related to the noncontrolling interest during the six months ended June 30, 2018. The Company recorded the noncontrolling interest of $773,000 and $772,000 as of June 30, 2018 and December 31, 2017, on the condensed consolidated balance sheets.
Restricted Cash
The Company had $93,000 and $1,000 in restricted cash as of June 30, 2018 and December 31, 2017, respectively. Included in restricted cash was $93,000 and $1,000 held by lenders in lockbox accounts as of June 30, 2018 and December 31, 2017, respectively. As part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which funds in excess of the required minimum balance are disbursed on a weekly basis to the Company.
Dealer Manager and Distribution Fees
The Company pays CCO Capital dealer manager and distribution fees, which are calculated on a daily basis in the amount of 1/365th of the amount indicated in the table below for each class of common stock:

	Dealer Manager Fee	Distribution Fee
W Shares	0.55%	—
A Shares	0.55%	0.50%
I Shares	0.25%	—
The dealer manager and distribution fees are paid monthly in arrears. An estimated liability for future dealer manager and distribution fees payable to CCO Capital is recognized at the time each share is sold and included in due to affiliates in the condensed consolidated balance sheets with a corresponding decrease to capital in excess of par value. The Company recognized a liability for future dealer manager and distribution fees payable to CCO Capital of $22.1 million and $19.2 million, as of June 30, 2018 and December 31, 2017, respectively.
Revenue Recognition
Certain properties have leases where the minimum rental payment increases during the term of the lease. The Company records rental income for the full term of each lease on a straight-line basis when earned and collectability is reasonably assured. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of this calculation. The Company defers the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period when such costs are incurred. Effective January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition, Accounting Standards Codification (“ASC”) Topic 605 and requires an entity to recognize revenue in a way that depicts the transfer of

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company records revenue for real estate taxes and insurance reimbursed by its tenants on the leased properties, with offsetting expenses in real estate taxes and property operating expenses, respectively, within the condensed consolidated statements of operations as the Company has concluded it is the primary obligor. The Company has identified its revenue streams as rental income from leasing arrangements and tenant reimbursement income, which are outside of the scope of Topic 606. The Company adopted ASU 2014-09 using the modified retrospective approach and determined it does not have a material impact on the Company’s condensed consolidated financial statements.
The Company continually reviews receivables related to rent, including any straight-line rent, and current and future operating expense reimbursements from tenants, and determines their collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is uncertain, the Company will record an increase in the allowance for uncollectible accounts. As of June 30, 2018 and December 31, 2017, the Company had no allowance for uncollectible accounts.
Earnings (Loss) and Distributions Per Share
The Company has three classes of common stock with nonforfeitable dividend rights that are determined based on a different NAV for each class. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which can result in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. Diluted income per share, when applicable, considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the three and six months ended June 30, 2018 or 2017. Distributions per share are calculated based on the authorized daily distribution rate.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on the Company’s accounting and reporting. Except as otherwise stated below, the Company is currently evaluating the effect that certain new accounting requirements may have on the Company’s accounting and related reporting and disclosures in the Company’s condensed consolidated financial statements.
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The amendments in this update require that most lease obligations be recognized as a right of use asset with a corresponding liability on the balance sheet. The guidance also requires additional qualitative and quantitative disclosures to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 and subsequent amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The guidance, including optional practical expedients, should be implemented for the earliest period presented using a modified retrospective approach. The Company is currently in the process of assessing the inventory of its leases that will be impacted by adoption of the new guidance. The Company does not expect the adoption to have a material impact on the accounting treatment of the Company’s net leases, which are the primary source of the Company’s revenues.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The targeted amendments in this ASU are designed to help simplify certain aspects of hedge accounting and result in a more accurate portrayal of the economics of an entity’s risk management activities in its financial statements. ASU 2017-12 applies to the Company’s interest rate swaps designated as cash flow hedges. Upon adoption of ASU 2017-12, all changes in the fair value of highly effective cash flow hedges will be recorded in accumulated other comprehensive income rather than recognized directly in earnings. Under current GAAP, the ineffective portion of the change in fair value of cash flow hedges is recognized directly in earnings. This eliminates the requirement to separately measure and disclose ineffectiveness for qualifying cash flow hedges. ASU 2017-12 is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. ASU 2017-12 is required to be adopted using a modified retrospective approach with early adoption permitted. The Company adopted ASU 2017-12 during the first quarter of fiscal year 2018. Accordingly, during the three months ended March 31, 2018, the Company recorded a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of accumulated distributions in excess of earnings of $37,000.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of June 30, 2018, the estimated fair value of the Company’s debt was $375.1 million, compared to a carrying value of $382.2 million. As of December 31, 2017, the estimated fair value of the Company’s debt was $274.0 million, compared to a carrying value of $278.2 million.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2018 and December 31, 2017, the Company has assessed the overall significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of June 30, 2018 and December 31, 2017, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2018	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Interest rate swaps	$4,822	$—	$4,822	$—
Marketable securities	5,355	5,355	—	—
Total financial assets	$10,177	$5,355	$4,822	$—

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Interest rate swaps	$1,718	$—	$1,718	$—
Marketable securities	5,496	5,496	—	—
Total financial assets	$7,214	$5,496	$1,718	$—
Financial liabilities:
Interest rate swaps	$(17)	$—	$(17)	$—
NOTE 4 — REAL ESTATE ASSETS
2018 Property Acquisitions
During the six months ended June 30, 2018, the Company acquired a 100% interest in 13 commercial properties for an aggregate purchase price of $182.5 million (the “2018 Asset Acquisitions”), which includes $1.2 million of external acquisition-related expenses that were capitalized in accordance with ASU 2017-01. Prior to the adoption of ASU 2017-01, costs related to property acquisitions were expensed as incurred.
The following table summarizes the purchase price allocation for the 2018 Asset Acquisitions purchased during the six months ended June 30, 2018 (in thousands):

2018 Asset Acquisitions
Land	$19,288
Building and improvements	138,140
Acquired in-place leases and other intangibles (1)	22,745
Acquired above-market leases (2)	3,305
Intangible lease liabilities (3)	(989)
Total purchase price	$182,489
______________________
(1) The weighted average amortization period for acquired in-place leases and other intangibles was 12.4 years for the 2018 Asset Acquisitions.
(2) The weighted average amortization period for acquired above-market leases was 10.5 years for the 2018 Asset Acquisitions.
(3) The weighted average amortization period for acquired intangible lease liabilities was 11.9 years for the 2018 Asset Acquisitions.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

2018 Property Disposition
During the six months ended June 30, 2018, the Company disposed of one multi-tenant property, excluding a related outparcel of land, for an aggregate gross sales price of $8.1 million, resulting in proceeds of $7.8 million after closing costs and a loss of $209,000. Also during the six months ended June 30, 2018, the Company disposed of the related outparcel of land for an aggregate gross sales price of $1.6 million, resulting in proceeds of $1.6 million after closing costs and a gain of $136,000. No disposition fees were paid to affiliates in connection with the sale of this property and the Company has no continuing involvement with this property. The loss on sale of real estate is included in gain (loss) on disposition of real estate, net in the condensed consolidated statements of operations.
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
The following table summarizes the consideration transferred for the properties purchased during the six months ended June 30, 2017 (in thousands):

2017 Acquisitions
Real estate assets:
Purchase price of asset acquisitions	114,611
Purchase price of business combinations	52,457
Total purchase price of real estate assets acquired (1)	$167,068
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

2017 Asset Acquisitions
Land	$22,139
Building and improvements	84,324
Acquired in-place leases and other intangibles (1)	11,538
Acquired above-market leases (2)	1,529
Intangible lease liabilities (3)	(4,919)
Total purchase price	$114,611

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

During the six months ended June 30, 2017, the Company acquired a 100% interest in 12 commercial properties for an aggregate purchase price of $52.5 million, which were accounted for as business combinations (the “2017 Business Combination Acquisitions”). The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for the 2017 Business Combination Acquisitions purchased during the six months ended June 30, 2017 (in thousands):

2017 Business Combination Acquisitions
Land	$14,232
Building and improvements	22,292
Acquired in-place leases and other intangibles (1)	15,911
Acquired above-market leases (2)	1,423
Intangible lease liabilities (3)	(1,401)
Total purchase price	$52,457
The Company recorded revenue of $914,000 and $1.6 million, respectively, and net income of $207,000 and $129,000, respectively, for the three and six months ended June 30, 2017, related to the 2017 Business Combination Acquisitions. In addition, the Company recorded $426,000 of acquisition-related expenses for the three and six months ended June 30, 2017, which is included in acquisition-related expenses on the condensed consolidated statements of operations.
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
Pro forma basis
Revenue	$11,267	$7,396	$21,370	$14,075
Net income (loss)	$1,213	$634	$951	$(72)
The unaudited pro forma information for the three and six months ended June 30, 2017 was adjusted to exclude $426,000 of acquisition-related expenses recorded during such periods related to the 2017 Business Combination Acquisitions. Accordingly, these expenses were instead recognized in the pro forma information for the three and six months ended June 30, 2016. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2016, nor does it purport to represent the results of future operations.
Consolidated Joint Venture
As of June 30, 2018, the Company had an interest in a Consolidated Joint Venture that owns and manages two properties, with total assets of $7.6 million, which included $7.2 million of land, building and improvements and $641,000 of intangible assets, net of accumulated depreciation and amortization of $352,000, and total liabilities of $61,000. The Consolidated Joint Venture does not have any debt outstanding as of June 30, 2018. The Company has the ability to control operating and financial policies of the Consolidated Joint Venture. There are restrictions on the use of these assets as the Company would generally be required to obtain the approval of the partner (the “Consolidated Joint Venture Partner”) in accordance with the joint venture agreement for any major transactions. The Company and the Consolidated Joint Venture Partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

NOTE 5 — INTANGIBLE LEASE ASSETS
Intangible lease assets of the Company consisted of the following as of June 30, 2018 and December 31, 2017 (in thousands, except weighted average life amounts):

	June 30, 2018	December 31, 2017
In-place leases and other intangibles, net of accumulated amortization of $17,012 and $12,955, respectively (each with a weighted average life remaining of 10.7 years)
	$89,889	$71,543
Acquired above-market leases, net of accumulated amortization of $1,902 and $1,522, respectively (with a weighted average life remaining of 11.5 years and 12.3 years, respectively)
	10,676	7,871
	$100,565	$79,414
Amortization of the above-market leases is recorded as a reduction to rental revenue, and amortization expense related to the in-place leases and other intangibles is included in depreciation and amortization in the accompanying condensed consolidated statements of operations. The following table summarizes the amortization expense related to the intangible lease assets for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
In-place lease and other intangible amortization	$2,264	$1,642	$4,205	$2,788
Above-market lease amortization	$246	$179	$435	$337
As of June 30, 2018, the estimated amortization expense relating to the intangible lease assets for each of the five succeeding fiscal years is as follows (in thousands):

	Amortization
	In-Place Leases and Other Intangibles	Above-Market Leases
Remainder of 2018	$4,446	$476
2019	$9,323	$1,025
2020	$9,120	$1,019
2021	$8,941	$1,018
2022	$8,885	$1,017

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

NOTE 6 — MARKETABLE SECURITIES
The Company owned marketable securities with an estimated fair value of $5.4 million and $5.5 million as of June 30, 2018 and December 31, 2017, respectively. The following is a summary of the Company’s available-for-sale securities as of June 30, 2018 (in thousands):

	Available-for-sale securities
	Amortized Cost Basis	Unrealized (Loss) Gain	Fair Value
U.S. Treasury Bonds	$1,769	$(50)	$1,719
U.S. Agency Bonds	753	(11)	742
Corporate Bonds	2,951	(57)	2,894
Total available-for-sale securities	$5,473	$(118)	$5,355
The following table provides the activity for the marketable securities during the six months ended June 30, 2018 (in thousands):

	Amortized Cost Basis	Unrealized (Loss) Gain	Fair Value
Marketable securities as of January 1, 2018	$5,503	$(7)	$5,496
Face value of marketable securities acquired	643	—	643
Premiums and discounts on purchase of marketable securities, net of acquisition costs	(1)	—	(1)
Amortization on marketable securities	(4)	—	(4)
Sales and maturities of securities	(668)	1	(667)
Unrealized loss on marketable securities	—	(112)	(112)
Marketable securities as of June 30, 2018	$5,473	$(118)	$5,355
During the six months ended June 30, 2018, the Company sold 10 marketable securities for aggregate proceeds of $667,000. Unrealized (losses) gains on marketable securities are recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified into other expense, net on the accompanying condensed consolidated statements of operations as securities are sold and gains (losses) are recognized. In addition, the Company recorded an unrealized loss of $112,000 on its investments, which is included in accumulated other comprehensive income on the accompanying condensed consolidated statement of changes in equity for the six months ended June 30, 2018 and the condensed consolidated balance sheet as of June 30, 2018.
The scheduled maturities of the Company’s marketable securities as of June 30, 2018 are as follows (in thousands):

	Available-for-sale securities
	Amortized Cost	Estimated Fair Value
Due within one year	$506	$505
Due after one year through five years	2,343	2,303
Due after five years through ten years	2,229	2,156
Due after ten years	395	391
Total	$5,473	$5,355
Actual maturities of marketable securities can differ from contractual maturities because borrowers on certain debt securities may have the right to prepay their respective debt obligations at any time. In addition, factors such as prepayments and interest rates may affect the yields on such securities.
In estimating other-than-temporary impairment losses, management considers a variety of factors, including (1) whether the Company has the intent to sell the impaired security, (2) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, and (3) whether the Company expects to recover the entire amortized cost basis of the security. The Company believes that none of the unrealized losses on investment securities are other-than-temporary as management expects the Company will fully recover the entire amortized cost basis of all securities. As of June 30, 2018, the Company had no other-than-temporary impairment losses.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

NOTE 7 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. The Company did not enter into any interest rate swap agreements during the three and six months ended June 30, 2018. As of June 30, 2018, the Company had eight interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of June 30, 2018 and December 31, 2017 (dollar amounts in thousands):

			Outstanding Notional Amount as of	Interest	Effective	Maturity	Fair Value of Assets and (Liabilities) as of
	Balance Sheet Location		June 30, 2018	Rate (1)	Date	Date	June 30, 2018	December 31, 2017
Interest Rate Swaps	Derivative assets, property escrow deposits, prepaid expenses and other assets	(2)	$190,705	3.13% to 4.17%	6/30/2015 to 9/29/2017	9/12/2019 to 8/1/2022	$4,822	$1,718
______________________

(1)	The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of June 30, 2018.

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
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the derivative instruments that are designated as hedges is recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three and six months ended June 30, 2018, the amounts reclassified were a gain of $76,000 and a loss of $1,000, respectively. The amounts reclassified for the three and six months ended June 30, 2017, were losses of $113,000 and $262,000, respectively. During the next 12 months, the Company estimates that an additional $1.2 million will be reclassified from other comprehensive income (loss) as a decrease to interest expense.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations, under the agreements at an aggregate termination value, inclusive of interest payments and accrued interest. As of June 30, 2018, all derivatives were in an asset position. Therefore, there was no termination value as of June 30, 2018. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of June 30, 2018.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

NOTE 8 — CREDIT FACILITY AND NOTES PAYABLE
As of June 30, 2018, the Company had $379.1 million of debt outstanding, including net deferred financing costs, with weighted average years to maturity of 4.0 years and a weighted average interest rate of 3.64%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date. The following table summarizes the debt balances as of June 30, 2018 and December 31, 2017, and the debt activity for the six months ended June 30, 2018 (in thousands):

		During the Six Months Ended June 30, 2018
	Balance as of December 31, 2017	Debt Issuance, Net (1)	Repayments		Amortization	Balance as of June 30, 2018
Credit facility	$128,500	$160,500	$(56,500)		$—	$232,500
Fixed rate debt	149,734	—	—		—	149,734
Total debt	278,234	160,500	(56,500)		—	382,234
Deferred costs (2)	(3,404)	—	35	(3)	248	(3,121)
Total debt, net	$274,830	$160,500	$(56,465)		$248	$379,113
______________________
(1) Includes deferred financing costs incurred during the period.
(2) Deferred costs relate to mortgage notes payable and the term portion of the credit facility.
(3) Represents deferred financing costs written off, related to the repayment of one loan upon the sale of the property securing the loan.
As of June 30, 2018, the Company had fixed rate debt outstanding of $149.7 million, including $78.2 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.37% to 4.17% per annum and as of June 30, 2018, the fixed rate debt had a weighted average interest rate of 3.87%. The fixed rate debt outstanding matures on various dates from December 2020 to February 2025. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $267.6 million as of June 30, 2018. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
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
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”) multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.70% to 2.20% for Revolving Loans and 1.60% to 2.10% for Term Loans; or (ii) a base rate ranging from 0.70% to 1.20% for Revolving Loans and 0.60% to 1.10% for Term Loans, plus the greater of: (a) JPMorgan Chase’s Prime Rate (as defined in the Second Amended Credit Agreement); (b) the Federal Funds Effective Rate (as defined in the Second Amended Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.0%. As of June 30, 2018, the Revolving Loans outstanding totaled $60.0 million at an interest rate of 3.79% and the Term Loans outstanding totaled $172.5 million, $112.5 million of which is subject to interest rate swap agreements (the “Swapped Term Loans”). The interest rate swap agreements have the effect of fixing the Eurodollar Rate per annum of the Swapped Term Loans. As of June 30, 2018, the weighted average all-in rate for the Swapped Term Loans was 3.25%. As of June 30, 2018, the Company had $232.5 million outstanding under the Credit Facility at a weighted average interest rate of 3.49% and $192.5 million in unused capacity, subject to borrowing availability.
The Second Amended Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Second Amended Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $367.1 million plus (ii) 75% of the equity issued (iii)

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

minus the aggregate amount of any redemptions or similar transaction from the date of the Second Amended Credit Agreement, a leverage ratio less than or equal to 60%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75, a secured debt ratio equal to or less than 40%, and the amount of secured debt that is recourse debt at no greater than 15% of total asset value. As of June 30, 2018, the Company believes it was in compliance with the financial covenants of the Second Amended Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to June 30, 2018 for each of the five succeeding fiscal years and the period thereafter (in thousands):

Principal Repayments
Remainder of 2018	$—
2019	—
2020	9,240
2021	91,717
2022	264,327
Thereafter	16,950
Total	$382,234
NOTE 9 — INTANGIBLE LEASE LIABILITIES
Intangible lease liabilities of the Company consisted of the following as of June 30, 2018 and December 31, 2017 (in thousands, except weighted average life):

	June 30, 2018	December 31, 2017
Acquired below-market liabilities, net of accumulated amortization of $2,709 and $2,075, respectively (with a weighted average life remaining of 10.8 years and 11.2 years, respectively)
	$12,917	$12,753
Amortization of below-market leases is recorded as an increase to rental revenue in the accompanying condensed consolidated statements of operations. The following table summarizes the amortization of below-market leases related to the intangible lease liabilities for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Amortization of below-market leases	$368	$272	$722	$504
As of June 30, 2018, the estimated amortization of the intangible lease liabilities for each of the five succeeding fiscal years is as follows (in thousands):

Amortization of
Below-Market Leases
Remainder of 2018	$733
2019	$1,475
2020	$1,449
2021	$1,208
2022	$1,167

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

NOTE 10 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the six months ended June 30, 2018 and 2017 are as follows (in thousands):

	Six Months Ended June 30,
	2018	2017
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Change in accrued dealer manager fee and distribution fee	$4,686	$4,552
Distributions to stockholders declared and unpaid	$2,341	$1,738
Common stock issued through distribution reinvestment plan	$6,416	$4,589
Change in fair value of marketable securities	$(111)	$52
Change in fair value of interest rate swaps	$3,121	$71
Accrued capital expenditures	$18	$9
Supplemental Cash Flow Disclosures:
Interest paid	$5,846	$3,230
NOTE 11 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.
Purchase Commitments
As of June 30, 2018, the Company had entered into a purchase agreement with an unaffiliated third-party seller to acquire a 100% interest in one retail property, subject to meeting certain criteria, for an aggregate purchase price of $13.7 million, exclusive of closing costs. As of June 30, 2018, the Company had $500,000 of property escrow deposits held by an escrow agent in connection with this future property acquisition. This deposit is included in the condensed consolidated balance sheets in derivative assets, property escrow deposits, prepaid expenses and other assets. As of June 30, 2018, this escrow deposit has not been forfeited.
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
June 30, 2018 (Unaudited) – (Continued)

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

Other organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, the distribution fee and the dealer manager fee) are paid for by Cole Income NAV Strategy Advisors or its affiliates and can be reimbursed by the Company up to 0.75% of the aggregate gross offering proceeds, excluding selling commissions charged on A Shares sold in the Primary Offering. As of June 30, 2018, Cole Income NAV Strategy Advisors or its affiliates had paid organization and offering expenses in excess of the 0.75% in connection with the Offering. These excess amounts were not included in the financial statements of the Company because such amounts were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess amounts may become payable to Cole Income NAV Strategy Advisors.
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
June 30, 2018 (Unaudited) – (Continued)

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
The total return to stockholders is defined, for each class of the Company’s common stock, as the change in NAV per share plus distributions per share for such class. The NAV per share for a class calculated on the last trading day of a calendar year shall be the amount against which changes in NAV per share for such class are measured during the subsequent calendar year. Therefore, for each class of the Company’s common stock, payment of the performance-based component of the advisory fee (1) is contingent upon the Company’s actual annual total return exceeding the 6% Return and the Ending NAV per share for the respective share class being greater than the Base NAV of that class, (2) will vary in amount based on the Company’s actual performance, (3) cannot cause the Company’s total return as a percentage of stockholders’ invested capital for the year to be reduced below 6% and (4) is payable to Cole Income NAV Strategy Advisors if the Company’s total return exceeds the 6% Return in a particular calendar year, even if the total return to stockholders (or any particular stockholder) on a cumulative basis over any longer or shorter period has been less than 6% per annum. Cole Income NAV Strategy Advisors will not be obligated to return any portion of advisory fees paid based on the Company’s subsequent performance. The Company did not reach the 6% Return during the six months ended June 30, 2018 and 2017.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by Cole Income NAV Strategy Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Selling commissions	$921	$921	$1,403	$1,477
Distribution fee(1)	$229	$132	$433	$239
Dealer manager fees(1)	$695	$502	$1,336	$949
Organization and offering expense reimbursement	$419	$394	$683	$682
Acquisition expense reimbursement	$682	$429	$1,233	$845
Advisory fee	$1,425	$1,012	$2,660	$1,935
Operating expense reimbursement	$799	$620	$1,339	$1,579
______________________
(1) Amounts are calculated for the respective period in accordance with the dealer manager agreement and exclude the estimated liability for the future dealer manager and distribution fees payable to CCO Capital of $22.1 million, which are included in due to affiliates in the condensed consolidated balance sheets, with a corresponding decrease to capital in excess of par value, as described in Note 2 — Summary of Significant Accounting Policies.

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

Services Agreement
Pursuant to the Services Agreement, VEREIT OP, which is affiliated with one of the Company’s directors, will continue to provide certain services to CCO Group and to the Company, including operational real estate support. The Company is not a party to the Services Agreement. See Note 13 — Economic Dependency for a discussion of the Services Agreement.
Due to/from Affiliates
As of June 30, 2018 and December 31, 2017, $24.1 million and $22.0 million, respectively, was due to Cole Income NAV Strategy Advisors or its affiliates primarily related to the estimated liability for current and future dealer manager and distribution fees, the reimbursement of organization and offering expenses and advisory fees, which were included in amounts due to affiliates on the condensed consolidated balance sheets.
As of December 31, 2017, $100,000 was due from Cole Income NAV Strategy Advisors or its affiliates related to amounts received by affiliates of the advisor which were due to the Company. No such amounts were due as of June 30, 2018.
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

COLE REAL ESTATE INCOME STRATEGY (DAILY NAV), INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

NOTE 14 — OPERATING LEASES
The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2018, the leases had a weighted-average remaining term of 10.7 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. As of June 30, 2018, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Future Minimum Rental Income
Remainder of 2018	$34,044
2019	62,905
2020	63,025
2021	63,160
2022	63,164
Thereafter	421,955
Total	$708,253
NOTE 15 — SUBSEQUENT EVENTS
The following events occurred subsequent to June 30, 2018:
Acquisition of Real Estate Assets
Subsequent to June 30, 2018, the Company acquired a 100% interest in one real estate property for an aggregate purchase price of $15.5 million. The acquisition was funded with net proceeds from the Offering and available borrowings. The Company has not completed its initial purchase price allocation with respect to this property and therefore cannot provide a similar disclosure to those included in Note 4 — Real Estate Assets in these condensed consolidated unaudited financial statements for this property.
Disposition of Real Estate Assets
Subsequent to June 30, 2018, the Company disposed of one property for a gross sales price of $3.1 million, resulting in proceeds of $2.9 million after closing costs and a gain of $2,600. No disposition fees were paid to Cole Income NAV Strategy Advisors or its affiliates in connection with the sale of the property and the Company has no continuing involvement with this property.

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
Under a “net lease,” the tenant occupying the leased property (usually as a single tenant) does so in much the same manner as if the tenant were the owner of the property. The tenant generally agrees that it will either have no ability or only limited ability to terminate the lease or abate rent prior to the expiration of the term of the lease as a result of real estate driven events such as casualty, condemnation or failure by the landlord to fulfill its obligations under the lease. There are various forms of net leases, most typically classified as either triple-net or double-net. Triple-net leases typically require the tenant to pay all expenses associated with the property (e.g., real estate taxes, insurance, maintenance and repairs, including roof, structure and parking lot). Double-net leases typically hold the landlord responsible for the capital expenditures for the roof and structure, while the tenant is responsible for all lease payments and remaining operating expenses associated with the property (e.g., real estate taxes, insurance and maintenance).
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
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, and interest expense on our property indebtedness and acquisition and operating expenses. Rental and other property income accounted for 89% and 91% of our total revenue for the three months ended June 30, 2018 and 2017, respectively, and 90% and 92% for the six months ended June 30, 2018 and 2017, respectively. As 99.6% of our rentable square feet was under lease as of

June 30, 2018, with a weighted average remaining lease term of 10.7 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Cole Income NAV Strategy Advisors regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
Operating Highlights and Key Performance Indicators
2018 Activity

•	Acquired 13 commercial properties for an aggregate purchase price of $182.5 million.

•
Issued approximately 5.0 million shares of common stock in the Offering for gross offering proceeds of $92.5 million before organization and offering costs, selling commissions, and the current portion of dealer manager fees and distribution fees of $3.9 million.

•	Total debt increased by $104.0 million, from $278.2 million to $382.2 million.
Portfolio Information
As of June 30, 2018, we owned 151 properties located in 36 states, comprising 5.4 million rentable square feet, which includes the rentable square feet of buildings on land subject to ground leases. As of June 30, 2018, no single tenant accounted for greater than 10% of our 2018 annualized rental income. As of June 30, 2018, we had certain geographic concentrations in our property holdings. In particular, as of June 30, 2018, 17 of our properties were located in Ohio, accounting for 13% of our 2018 annualized rental income. In addition, we had tenants in the manufacturing industry, which accounted for 15% of our 2018 annualized rental income. Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate assets. The following table shows the property statistics of our real estate assets as of June 30, 2018, and 2017:

	As of June 30,
	2018	2017
Number of properties	151	133
Rentable square feet (in thousands) (1)	5,370	3,901
Percentage of rentable square feet leased	99.6%	99.3%
Percentage of investment-grade tenants (2)	36.3%	45.7%
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
The following table summarizes our consolidated real estate acquisition activity during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Properties acquired	7	13	13	25
Purchase price of acquired properties (in thousands)	$74,262	$114,611	$182,489	$167,068
Rentable square feet of acquired properties (in thousands) (1)	515	504	1,066	762
______________________
(1) Includes square feet of buildings on land that are subject to ground leases.

Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate assets. The following table provides summary information about our results of operations for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		2018 vs 2017 Increase (Decrease)	Six Months Ended June 30,		2018 vs 2017 Increase (Decrease)
	2018	2017		2018	2017
Total revenues	$17,768	$11,126	$6,642	$33,002	$21,152	$11,850
General and administrative expenses	$1,891	$1,387	$504	$3,456	$3,138	$318
Property operating expenses	$694	$393	$301	$1,248	$683	$565
Real estate tax expenses	$1,327	$728	$599	$2,339	$1,321	$1,018
Advisory fees and expenses	$1,425	$1,012	$413	$2,660	$1,935	$725
Acquisition-related expenses	$713	$447	$266	$1,282	$1,296	$(14)
Depreciation and amortization	$6,843	$4,415	$2,428	$12,775	$8,085	$4,690
Operating income	$4,875	$2,744	$2,131	$9,242	$4,694	$4,548
Interest expense and other, net	$3,590	$2,220	$1,370	$6,587	$4,247	$2,340
Gain (loss) on disposition of real estate, net	$136	$—	$136	$(73)	$—	$(73)
Net income attributable to the Company	$1,413	$515	$898	$2,565	$429	$2,136
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
The increase in revenue of $6.6 million and $11.9 million during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, was primarily due to the acquisition of 19 rental income-producing properties subsequent to June 30, 2017. Rental and other property income from net leased commercial properties accounted for 89% and 91% of our total revenues for the three months ended June 30, 2018 and 2017, respectively, and 90% and 92% of our total revenues for the six months ended June 30, 2018 and 2017, respectively. We also incurred certain operating expenses subject to reimbursement by our tenants, which resulted in $1.8 million and $3.2 million in tenant reimbursement income during the three and six months ended June 30, 2018, respectively, compared to $938,000 and $1.7 million during the same periods in 2017.
General and Administrative Expenses
The primary general and administrative expense items are operating expense reimbursements to our advisor, professional and accounting fees, escrow and trustee fees, and unused fees on the Credit Facility.
The increase in general and administrative expenses of $504,000 during the three months ended June 30, 2018, as compared to the same period in 2017, was primarily due to an increase in operating expense reimbursement to our advisor and legal fees during the three months ended June 30, 2018, primarily as a result of the acquisition of 19 additional rental income-producing properties subsequent to June 30, 2017.
The increase in general and administrative expenses of $318,000 during the six months ended June 30, 2018, as compared to the same period in 2017, was primarily due to an increase in platform fees and corporate insurance costs.
Property Operating Expenses
Property operating expenses such as property repairs, maintenance and property-related insurance include both reimbursable and non-reimbursable property expenses. We are reimbursed by tenants for reimbursable property operating expenses in accordance with the respective lease agreements.
The increase in property operating expenses of $301,000 and $565,000 during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, was primarily due to the acquisition of 19 additional rental income-producing properties subsequent to June 30, 2017, as well as recognizing a full period of property operating expenses on 13 and 25 properties acquired during the three and six months ended June 30, 2017, respectively.

Real Estate Tax Expenses
The increase in real estate tax expenses of $599,000 and $1.0 million during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, was primarily due to real estate taxes incurred on 19 additional properties acquired subsequent to June 30, 2017, as well as recognizing a full period of real estate taxes on 13 and 25 properties acquired during the three and six months ended June 30, 2017, respectively.
Advisory Fees and Expenses
The advisory fees and expenses that we pay to our advisor are based upon our NAV.
The increase in advisory fees and expenses of $413,000 and $725,000 during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, was primarily due to an increase in the total NAV for all share classes, which increased $139.2 million subsequent to June 30, 2017.
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
The increase in acquisition-related expenses of $266,000 during the three months ended June 30, 2018, as compared to the same period in 2017, was primarily due to an increase in advisor reimbursement expenses.
Acquisition-related expenses remained consistent for the six months ended June 30, 2018, as compared to the same period in 2017.
Depreciation and Amortization
The increase in depreciation and amortization of $2.4 million and $4.7 million during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, was primarily due to the acquisition of 19 additional rental income-producing properties subsequent to June 30, 2017, as well as recognizing a full period of depreciation and amortization on 13 and 25 properties acquired during the three and six months ended June 30, 2017, respectively.
Interest Expense and Other, Net
The increase in interest expense and other, net of $1.4 million and $2.3 million during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, was primarily due to an increase in our average outstanding debt balance of $373.7 million and $338.7 million for the three and six months ended June 30, 2018, respectively, as compared to $223.4 million and $203.1 million for the three and six months ended June 30, 2017, respectively.
Gain (Loss) on Disposition of Real Estate, Net.
The increase in gain (loss) on disposition of real estate, net of $136,000 during the three months ended June 30, 2018, as compared to the same period in 2017, was due to the disposition of land at a multi-tenant property during the three months ended June 30, 2018, compared to no dispositions during the three months ended June 30, 2017.
The decrease in gain (loss) on disposition of real estate, net of $73,000 during the six months ended June 30, 2018, as compared to the same period in 2017, was due to the disposition of building and land at a multi-tenant property in two separate transactions during the six months ended June 30, 2018, compared to no dispositions during the six months ended June 30, 2017.

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
“Non-same store” properties, for purposes of the table below, includes properties acquired on or after April 1, 2017. As shown in the table below, contract rental revenue on the 119 same store properties for the three months ended June 30, 2018 increased 0.4%, compared to the three months ended June 30, 2017. The same store properties were 99.4% and 99.3% occupied as of June 30, 2018 and 2017, respectively. The following table shows the contract rental revenue from properties owned for both of the entire three months ended June 30, 2018 and 2017, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Three Months Ended June 30,		Increase/(Decrease)
Contract Rental Revenue		2018	2017	$ Change	% Change
Rental income — as reported		$15,893	$10,159	$5,734	56%
Less: Amortization (1)		113	84	29	35%
Less: Straight line rental income		791	423	368	87%
Total contract rental revenue		14,989	9,652	5,337	55%

Less: “Non-same store” properties	31	6,120	632	5,488	868%
Less: Disposed properties (2)	1	8	197	(189)	(96)%
“Same store” properties	119	$8,861	$8,823	$38	0.4%
______________________
(1) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.
(2) We disposed of one multi-tenant property during the six months ended June 30, 2018.
“Non-same store” properties, for purposes of the table below, includes properties acquired on or after January 1, 2017. As shown in the table below, contract rental revenue on the 107 same store properties for the six months ended June 30, 2018 increased 0.6%, compared to the six months ended June 30, 2017. The same store properties were 99.4% and 99.3% occupied as of June 30, 2018 and 2017, respectively. The following table shows the contract rental revenue from properties owned for both of the entire six months ended June 30, 2018 and 2017, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Six Months Ended June 30,		Increase/(Decrease)
Contract Rental Revenue		2018	2017	$ Change	% Change
Rental income — as reported		$29,703	$19,366	$10,337	53%
Less: Amortization (1)		269	149	120	81%
Less: Straight line rental income		1,467	805	662	82%
Total Contract Rental Revenue		27,967	18,412	9,555	52%

Less: “Non-same store” properties	43	11,865	2,081	9,784	470%
Less: Disposed Properties (2)	1	57	389	(332)	(85)%
“Same store” properties	107	$16,045	$15,942	$103	0.6%
______________________
(1) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.
(2) We disposed of one multi-tenant property during the six months ended June 30, 2018.

Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.002678083 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2018 and ending on December 31, 2018. The daily distribution amount for each class of outstanding common stock is adjusted based on the relative NAV of the various classes each day so that, from day to day, distributions constitute a uniform percentage of the NAV per share of all classes. As a result, from day to day, the per share daily distribution for each outstanding class of common stock may be higher or lower than the daily distribution amount authorized by our board of directors based on the relative NAV of each class of common stock on that day. As of June 30, 2018, we had distributions payable of $2.3 million.
During the six months ended June 30, 2018 and 2017, we paid distributions of $13.0 million and $9.3 million, respectively, including $6.4 million and $4.6 million, respectively, through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the six months ended June 30, 2018 was $14.7 million. For the six months ended June 30, 2017, net cash provided by operating activities was $8.1 million and reflected a reduction for real estate acquisition-related expenses incurred of $1.3 million in accordance with GAAP. Prior to the adoption of ASU 2017-01 in April 2017, we treated our real estate acquisition-related fees and expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the six months ended June 30, 2017 includes the amount by which real estate acquisition-related fees and expenses have reduced net cash flows from operating activities of $1.3 million. The distributions paid during the six months ended June 30, 2018, including shares issued pursuant to the DRIP, were fully funded by cash flows from operating activities. Our distributions for the six months ended June 30, 2017 were funded by cash flows from operating activities, including cash flows from operating activities from prior periods of $8.1 million, or 88%, and proceeds from the Offering of $1.2 million, or 12%.
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
Our share redemption plan includes certain redemption limits, including a quarterly limit and, in some cases, an individual stockholder limit. During the six months ended June 30, 2018, we received redemption requests for, and redeemed, a total of approximately 1.2 million shares of our common stock for $21.8 million, comprised of approximately 745,000 W Shares, 274,000 A Shares and 172,000 I Shares of our common stock for $13.7 million, $4.9 million and $3.2 million, respectively. From July 1, 2018 through August 6, 2018, we redeemed approximately 228,000 shares for $4.2 million.
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
Liquidity and Capital Resources
General
We expect to continue to raise capital through the Offering and to utilize such funds and future proceeds from secured or unsecured financing to complete future property acquisitions and for general corporate uses. The source of our operating cash flows is primarily the rental income received from current and future leased properties. As of June 30, 2018, we had raised $643.1 million of gross proceeds from the Offering before organization and offering costs, selling commissions, and the current portion of dealer manager fees and distribution fees of $19.9 million. Refer to Item 1A - Risk Factors in our annual report on Form 10-K for the year ended December 31, 2017, for risks related to our ability to raise capital in the near term.
Our Credit Facility with JPMorgan Chase Bank, N.A. as administrative agent, provides for borrowings up to $425.0 million, which is comprised of up to $212.5 million in revolving loans and up to $212.5 million in term loans. As of June 30,

2018, we had $192.5 million in unused capacity, subject to borrowing availability. As of June 30, 2018, we had cash and cash equivalents of $2.0 million and investments in marketable securities of $5.4 million.
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
Contractual Obligations
As of June 30, 2018, we had $382.2 million of debt outstanding, with a weighted average interest rate of 3.64%. See Note 8 — Credit Facility and Notes Payable to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a description of certain terms of the debt. Our contractual obligations as of June 30, 2018 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments – credit facility (2)	$232,500	$—	$—	$232,500	$—
Interest payments – credit facility (3),(4)	31,753	8,123	16,268	7,362	—
Principal payments – fixed debt rate	149,734	—	9,240	123,544	16,950
Interest payments – fixed debt rate (5)	23,500	5,850	11,519	5,013	1,118
Total	$437,487	$13,973	$37,027	$368,419	$18,068
______________________

(1)	The table does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
The table does not include the impact of any extension. We may elect to extend the maturity of the Revolving Loans to no later than September 6, 2022, subject to satisfying certain conditions contained in the Second Amended Credit Agreement or refinance the debt or enter into new financing arrangements.

(3)
As of June 30, 2018, the Term Loans outstanding totaled $172.5 million, $112.5 million of which is subject to interest rate swap agreements. The weighted average all-in interest rate for the Swapped Term Loans was 3.25%. The remaining $60.0 million outstanding under the Term Loans has an interest rate of 3.65% as of June 30, 2018.

(4)	As of June 30, 2018, the Revolving Loans outstanding totaled $60.0 million, with a weighted average all-in interest rate of 3.79%.

(5)
As of June 30, 2018, we had $78.2 million of variable rate mortgage notes effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

Our charter prohibits us from incurring debt that would cause our borrowings to exceed 75% of our gross assets, valued at the aggregate cost (before depreciation and other non-cash reserves), unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report. In addition to this limitation in our charter, our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before depreciation or other non-cash reserves) or fair market value of our gross assets; provided however, that a majority of our board of directors (including a majority of the independent directors) has determined that, as a general policy, borrowing in excess of 60% of the greater of cost (before deducting depreciation and other non-cash reserves) or fair market value of our gross assets is justified and in the best interest of us and our stockholders during our capital raising stage. Fair market value is based on the estimated market value of our real estate assets as of June 30, 2018 used to determine our estimated per share NAV. The independent directors believe such borrowing levels are justified as higher debt levels during the offering stage may enable us to acquire properties earlier than we might otherwise be able to acquire them if we were to adhere to the 60% debt limitation, which could yield returns that are accretive to the portfolio. In addition, as we are in the offering stage, more equity could be raised in the future to reduce the debt levels. As of June 30, 2018, our ratio of debt to the cost (before deducting depreciation or other non-cash reserves) of our gross assets was 43.5%, and our ratio of debt to the fair market value of our gross assets was 42.5%.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as financing and issuance costs and related accumulated amortization, less all cash and cash equivalents. As of June 30, 2018, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 43.3%.
The following table provides a reconciliation of the credit facility and notes payable, net balance, as reported on our condensed consolidated balance sheet, to net debt as of June 30, 2018 (in thousands):

Balance as of June 30, 2018
Credit facility and notes payable, net	$379,113
Deferred costs, net (1)	3,121
Less: Cash and cash equivalents	(1,957)
Net debt	$380,277
Gross real estate assets, net (2)	$878,324
Net debt leverage ratio	43.3%
______________________
(1) Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility.
(2) Net of gross intangible lease liabilities.
As of June 30, 2018, the Company had entered into a purchase agreement with an unaffiliated third-party seller to acquire a 100% interest in one retail property, subject to meeting certain criteria, for an aggregate purchase price of $13.7 million, exclusive of closing costs. As of June 30, 2018, the Company had $500,000 of property escrow deposits held by an escrow agent in connection with this future property acquisition. These deposits are included in the condensed consolidated balance sheets in derivative assets, property escrow deposits, prepaid expenses and other assets. As of June 30, 2018, these escrow deposits have not been forfeited.

Cash Flow Analysis
Operating Activities. Net cash provided by operating activities increased by $6.6 million to $14.7 million for the six months ended June 30, 2018, compared to $8.1 million for the six months ended June 30, 2017. The increase was primarily due to the acquisition of 19 additional rental income-producing properties subsequent to June 30, 2017, resulting in net income before non-cash adjustments for depreciation, amortization of intangibles and amortization of deferred financing costs increasing to $6.5 million, and a decrease in straight-line rental income of $662,000. Additionally, net cash provided by operating activities increased due to a net increase in the changes in working capital accounts of $628,000. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities increased by $6.4 million to $173.3 million for the six months ended June 30, 2018, compared to net cash used in investing activities of $166.9 million for the six months ended June 30, 2017. The increase was primarily due to the acquisition of 13 commercial properties for an aggregate purchase price of $182.5 million during the six months ended June 30, 2018, compared to the acquisition of 25 commercial properties for an aggregate purchase price of $167.1 million during the six months ended June 30, 2017, offset by the disposal of one property for an aggregate gross sales price of $9.7 million during the six months ended June 30, 2018.
Financing Activities. Net cash provided by financing activities decreased by $8.0 million to $157.7 million for the six months ended June 30, 2018, compared to net cash provided by financing activities of $165.7 million for the six months ended June 30, 2017. The decrease was primarily due to an increase in redemptions of common stock of $8.3 million and an increase in distributions to stockholders of $1.9 million, offset by an increase in net proceeds from borrowing facilities and notes payable of $3.3 million, a decrease in net proceeds from the issuance of common stock of $1.6 million, and a decrease in deferred financing costs paid of $377,000.
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
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate assets may not be recoverable. Impairment indicators that we consider include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. We are in the process of determining if anticipated holding periods for certain properties may materially differ from the initial intended holding periods for such properties, which could result in an impairment charge in the future.
Related-Party Transactions and Agreements
We have entered into agreements with Cole Income NAV Strategy Advisors and its affiliates, whereby we agree to pay certain fees, or reimburse certain expenses of, Cole Income NAV Strategy Advisors or its affiliates, primarily advisory and performance fees and expenses, organization and offering costs, sales commissions, dealer manager fees and expenses, distribution fees and reimbursement of certain acquisition and operating costs. In addition, pursuant to the Services Agreement, VEREIT OP, which is affiliated with one of our directors, will continue to provide certain services to CCO Group and to us, including operational real estate support. We are not a party to the Services Agreement. See Note 12 — Related-Party Transactions and Agreements to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a further explanation of the various related-party transactions, agreements and fees.
Conflicts of Interest
Richard S. Ressler, our chief executive officer, president and the chairman of our board of directors, who is a founder and principal of CIM, as well as a director of CCPT IV and CCIT III, and Nathan D. DeBacker, our chief financial officer and treasurer, act as executive officers and/or a director of one or more other programs sponsored by CCO Group. One of our directors, W. Brian Kretzmer, also serves as a director of CCPT IV and CCIT III. Similarly, Glenn J. Rufrano, one of our directors, serves as a director of CCPT V, CCIT II, and CCIT III, as well as chief executive officer and a director of VEREIT, Inc., the parent company of VEREIT OP, who provides certain services to us and our advisor through the Services Agreement. In addition, certain affiliates of Cole Income NAV Strategy Advisors act as advisors to CCPT IV, CCPT V, CCIT II, CCIT III, and/or other real estate offerings in registration, all of which are, or intend to be public, non-listed REITs offered, distributed and/or managed by affiliates of Cole Income NAV Strategy Advisors. As such, there may be conflicts of interest where Cole Income NAV Strategy Advisors or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM or another real estate program sponsored or operated by CCO Group, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of Cole Income NAV Strategy Advisors and CIM and these other real estate programs sponsored or operated by CCO Group could influence the advice to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2017.
Off-Balance Sheet Arrangements
As of June 30, 2018 and December 31, 2017, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
Interest Rate Risk
As of June 30, 2018, we had variable rate debt of $120.0 million, excluding any debt subject to interest rate swap agreements; therefore, we are exposed to interest rate changes in the London Interbank Offered Rate (“LIBOR”). As of June 30, 2018. an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $600,000 per year.
As of June 30, 2018, we had eight interest rate swap agreements outstanding, which mature on various dates from September 2019 to August 2022 with an aggregate notional amount of $190.7 million and an aggregate net fair value asset of $4.8 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of June 30, 2018, an increase of 50 basis points in interest rates would result in a derivative asset of $7.4 million, representing a $2.6 million net change to the fair value of the net derivative asset. A decrease of 50 basis points would result in a derivative asset of $2.2 million, representing a $2.6 million decrease to the fair value of the net derivative asset.
As the information presented above includes only those exposures that existed as of June 30, 2018, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2018 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2018, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
During the six months ended June 30, 2018 and 2017, we paid distributions of $13.0 million and $9.3 million, respectively, including $6.4 million and $4.6 million, respectively, through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the six months ended June 30, 2018 was $14.7 million. For the six months ended June 30, 2017, net cash provided by operating activities was $8.1 million and reflected a reduction for real estate acquisition-related expenses incurred of $1.3 million in accordance with GAAP. Prior to the adoption of ASU 2017-01 in April 2017, we treated our real estate acquisition-related fees and expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the six months ended June 30, 2017 includes the amount by which real estate acquisition-related fees and expenses have reduced net cash flows from operating activities of $1.3 million. The distributions paid during the six months ended June 30, 2018, including shares issued pursuant to the DRIP, were fully funded by cash flows from operating activities. Our distributions for the six months ended June 30, 2017 were funded by cash flows from operating activities, including cash flows from operating activities from prior periods of $8.1 million, or 88% and proceeds from the Offering of $1.2 million, or 12%.
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
The proposed SEC standard of conduct for investment professionals could impact our ability to raise capital.

On April 18, 2018, the SEC proposed “Regulation Best Interest,” a new standard of conduct for broker-dealers under the Exchange Act that includes: (i) the requirement that broker-dealers refrain from putting the financial or other interests of the broker-dealer ahead of the retail customer, (ii) a new disclosure document, the consumer or client relationship summary, or Form CRS, which would require both investment advisers and broker-dealers to provide disclosure highlighting details about their services and fee structures and (iii) proposed interpretative guidance that would establish a federal fiduciary standard for investment advisers. The public comment period on Regulation Best Interest ended on August 7, 2018.
Proposed Regulation Best Interest is complex and may be subject to revision or withdrawal. Plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding the impact that proposed Regulation Best Interest may have on purchasing and holding interests in our company. Proposed Regulation Best Interest or any other legislation or regulations that may be introduced or become law in the future could have negative implications on our ability to raise capital from potential investors, including those investing through IRAs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On December 6, 2011, the Initial Registration Statement for our public offering of up to $4.0 billion in shares of common stock was declared effective under the Securities Act. On August 26, 2013, the Multi-Class Registration Statement was declared effective under the Securities Act; we designated the existing shares of our common stock that were sold prior to such date to be W Shares and registered two new classes of our common stock, A Shares and I Shares. On February 10, 2017, the Continuing Offering Registration Statement was declared effective under the Securities Act; we are offering up to $4.0 billion in shares of common stock of the three classes, covering up to $3.5 billion in shares in the Primary Offering and up to $500.0 million in shares pursuant to the DRIP. We are offering to sell any combination of W Shares, A Shares and I Shares with a dollar value up to the maximum offering amount. Additionally, as of June 30, 2018, we were authorized to issue 10.0 million shares of preferred stock, but had none issued or outstanding.
As of June 30, 2018, we had issued approximately 35.7 million shares in the Offering for gross proceeds of $643.1 million, out of which we have paid $15.1 million in selling commissions and the current portion of distribution fees and dealer manager fees, and $4.8 million in organization and offering costs. With the net offering proceeds of $623.2 million and the borrowings from our credit facility, we have acquired $904.0 million in real estate assets and incurred $10.3 million of acquisition-related expenses.
As of August 6, 2018, we have sold the following common shares and raised the following proceeds in connection with the Offering (dollar amounts in thousands):

	W Shares	A Shares	I Shares	Total
Primary Offering
Shares	22,139,356	11,603,838	1,472,154	35,215,348
Proceeds	$391,893	$216,221	$26,635	$634,749
Distribution Reinvestment Plan
Shares	1,163,922	488,188	84,559	1,736,669
Proceeds	$21,006	$8,801	$1,537	$31,344
We have adopted a share redemption plan to provide limited liquidity whereby, on a daily basis, stockholders may request that we redeem all or any portion of their shares. The redemption price per share for each class on any business day is equal to our NAV per share for such class for that day, calculated by the independent fund accountant after the close of business on the redemption request day, without giving effect to any share purchases or redemptions to be effected on such day. Subject to limited exceptions, stockholders who redeem their shares of our common stock within the first 365 days from the date of purchase are subject to a short-term trading fee of 2% of the aggregate NAV per share of the shares of common stock received. In each calendar quarter, net redemptions are limited under our share redemption plan to 5% of our total NAV as of the end of the immediately preceding quarter, plus any unused percentage carried over to the next quarter, but the maximum carryover percentage may never exceed 15% in the aggregate, and net redemptions in any quarter may never exceed 10% of the prior quarter’s NAV. As of June 30, 2018, we received total redemption requests for, and redeemed approximately 5.0 million W Shares, 763,000 A Shares and 414,000 I Shares of our common stock for $90.4 million, $13.7 million and $7.6 million, respectively.

During the three months ended June 30, 2018, we redeemed shares as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 — April 30, 2018
W Shares	113,365	$18.30	113,365	(1)
A Shares	26,434	$18.06	26,434	(1)
I Shares	54,885	$18.58	54,885	(1)
May 1, 2018 — May 31, 2018
W Shares	133,832	$18.38	133,832	(1)
A Shares	58,217	$18.15	58,217	(1)
I Shares	—	$—	—	(1)
June 1, 2018 — June 30, 2018
W Shares	118,801	$18.30	118,801	(1)
A Shares	95,229	$18.00	95,229	(1)
I Shares	—	$—	—	(1)
Total	600,763		600,763
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
On August 9, 2018 the Board approved the adoption of the Cole Real Estate Income Strategy (Daily NAV), Inc. 2018 Equity Incentive Plan (the “Plan”). Under the Plan, the Board or a committee designated by the Board has the authority to grant restricted stock awards or deferred stock awards to non-employee directors of the Company, which will further align such directors’ interests with the interests of the Company’s stockholders. The Board or committee also has the authority to determine the terms of any award granted pursuant to the Plan, including vesting schedules, restrictions and acceleration of any restrictions. The Plan may be amended or terminated by the Board at any time.

Item 6.	Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.1
Amended and Restated Distribution Reinvestment Plan (Incorporated by reference to Appendix E to the Company’s prospectus filed pursuant to Rule 424(b)(3) (File No. 333-213271, filed on April 26, 2018).

4.2
Multiple Class Plan of Cole Real Estate Income Strategy (Daily NAV), Inc., dated as of August 26, 2013 (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 333-169535), filed on August 26, 2013).

4.3	Form of Initial Subscription Agreement (Incorporated by reference to Appendix B to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-213271), filed April 26, 2018).

4.4	Form of Additional Subscription Agreement (Incorporated by reference to Appendix C to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-213271), filed April 26, 2018).

4.5	Form of Systematic Investment Program (Incorporated by reference to Appendix D to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-213271), filed April 26, 2018).

31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
Date: August 13, 2018