Form 10-K
period 2018-12-31
CIM INCOME NAV, INC.
filed 2019-03-26
CIK 1498542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 000-55187
 CIM INCOME NAV, INC.
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
Title of each class
Class D Common Stock, $.01 par value
Class T Common Stock, $.01 par value
Class S Common Stock, $0.01 par value
Class I Common Stock, $.01 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There is no established market for the registrant’s shares of common stock. There were approximately 29.5 million shares of common stock held by non-affiliates as of June 29, 2018, for an aggregate market value of $536.7 million, based upon an average net asset value per share of $18.20 as of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter.
As of March 14, 2019, there were approximately 19.1 million shares of Class D common stock (formerly Wrap Class common stock), approximately 13.7 million shares of Class T common stock (formerly Advisor Class common stock), no shares of Class S common stock, and approximately 1.1 million shares of Class I common stock (formerly Institutional Class common stock), par value $0.01 each, of CIM Income NAV, Inc. outstanding.
Documents Incorporated by Reference:
The Registrant incorporates by reference portions of the CIM Income NAV, Inc. definitive proxy statement to be filed with the SEC with respect to the Registrant’s 2019 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K of CIM Income NAV, Inc. (formerly known as Cole Real Estate Income Strategy (Daily NAV), Inc.), includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Annual Report on Form 10-K is filed with the U.S. Securities and Exchange Commission (the “SEC”). Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.
The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.

•	We are subject to risks associated with tenant, geographic and industry concentrations with respect to our properties.

•	Our properties, intangible assets and other assets may be subject to impairment charges.

•	We could be subject to unexpected costs or unexpected liabilities that may arise from potential dispositions.

•
We are subject to competition in the acquisition and disposition of properties and in the leasing of our properties and we may be unable to acquire, dispose of, or lease properties on advantageous terms.

•	We could be subject to risks associated with bankruptcies or insolvencies of tenants or from tenant defaults generally.

•	We have substantial indebtedness, which may affect our ability to pay distributions, and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.

•	We may be affected by the incurrence of additional secured or unsecured debt.

•	We may not generate cash flows sufficient to pay our distributions to stockholders or meet our debt service obligations.

•	We may be affected by risks resulting from losses in excess of insured limits.

•	We may not be able to maintain profitability.

•	We may fail to remain qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

•	We are subject to market and regulatory risks that may affect capital raising volume.

•	Our advisor has the right to terminate the advisory agreement upon 60 days’ written notice without cause or penalty.

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

PART I
ITEM 1.    BUSINESS
General Description of the Business and Operations
CIM Income NAV, Inc. (formerly known as Cole Real Estate Income Strategy (Daily NAV), Inc.), (the “Company,” “we,” “our” or “us”) is a daily priced perpetual life non-exchange traded REIT formed as a Maryland corporation on July 27, 2010. We elected to be taxed, and currently qualify, as a REIT for U.S. federal income tax purposes. We primarily acquire and operate a diversified portfolio of necessity retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States. As of December 31, 2018, we owned 152 commercial properties, including two properties through a consolidated joint venture agreement (the “Consolidated Joint Venture”), comprising 5.7 million rentable square feet of commercial space located in 35 states, and which were 99.6% leased, including month-to-month agreements, if any.
Substantially all of our business is conducted through our operating partnership, CIM Income NAV Operating Partnership, LP, (formerly known as Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP), a Delaware limited partnership (“CIM Income NAV OP”) of which we are the sole general partner and own, directly or indirectly, 100% of the partnership interests.
We are externally managed by our advisor, CIM Income NAV Management, LLC (formerly known as Cole Real Estate Income Strategy (Daily NAV) Advisors, LLC) (“CIM Income NAV Management”), an affiliate of CIM Group, LLC (“CIM”), a vertically-integrated owner and operator of real assets with multidisciplinary expertise and in-house research, acquisition, credit analysis, development, finance, leasing, and asset management capabilities headquartered in Los Angeles, California with offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; New York, New York; Chicago, Illinois; and Phoenix, Arizona. We have no paid employees and rely upon our advisor and its affiliates to provide substantially all of our day-to-day management. Pursuant to an advisory agreement with us, CIM Income NAV Management is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf. Pursuant to the advisory agreement, CIM Income NAV Management has fiduciary obligations to us and our stockholders. Our advisory agreement with CIM Income NAV Management is for a one-year term and is considered for renewal on an annual basis by our board of directors (our “Board”). The current term of the advisory agreement expires on November 30, 2019.
On February 1, 2018, CIM acquired CCO Group, LLC and its subsidiaries (collectively, “CCO Group”) from VEREIT Operating Partnership, L.P. (“VEREIT OP”), a subsidiary of VEREIT, Inc. (“VEREIT”) (the “Transaction”). CCO Group, LLC owns and controls CIM Income NAV Management, our advisor, and is the indirect owner of CCO Capital, LLC (“CCO Capital”), our dealer manager, and CREI Advisors, LLC (“CREI Advisors”), our property manager. CCO Group serves as our sponsor and as a sponsor to Cole Credit Property Trust IV, Inc. (“CCPT IV”), Cole Credit Property Trust V, Inc. (“CCPT V”), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”), and Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”).
As part of the Transaction, VEREIT OP and CCO Group, LLC entered into a services agreement (the “Services Agreement”) pursuant to which VEREIT OP is obligated to provide certain services to CCO Group and to us through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by us, CCPT IV, CCPT V, CCIT II and/or CCIT III with respect to its 2018 fiscal year) (the “Initial Services Term”) and is obligated to provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC. The services provided by VEREIT OP during the Initial Services Term, including but not limited to any advisory, dealer manager and property management services, have been, or by March 31, 2019, will be, transitioned to, and will be provided directly by, our sponsor, advisor, dealer manager or an affiliate thereof.
On December 6, 2011, we commenced our initial public offering on a “best efforts” basis for a maximum of $4.0 billion in shares of our common stock at an initial offering price of $15.00 per share. On August 26, 2013, we designated the existing shares of our common stock that were sold prior to such date to be Wrap Class common shares (“W Shares”) of common stock and registered two new classes of our common stock, Advisor Class common shares (“A Shares”) and Institutional Class common shares (“I Shares”). On February 10, 2017, we filed a registration statement (the “Continuing Offering Registration Statement”), to offer up to $4.0 billion in shares of common stock of the three classes, consisting of $3.5 billion in shares in our primary offering (the “Primary Offering”) and $500 million in shares pursuant to a distribution reinvestment plan (the “DRIP”).

On November 27, 2018 (the “Restructure Date”), we amended our charter to, among other things, change the name and designation of our W Shares to Class D Common Stock (the “D Shares”), our A Shares to Class T Common Stock (the “T Shares”), and our I Shares to Class I Common Stock (the “I Shares”), and we supplemented our charter to reclassify a portion of our common stock as Class S Common Stock (the “S Shares”), to be offered alongside our D Shares, T Shares and I Shares in our continuous public offering (such offering, the “Offering” and collectively, such renaming, and reclassification and designation, the “Share Modifications”). We are offering to sell any combination of the D Shares, T Shares, S Shares and I Shares with a dollar value up to the maximum offering amount. The per share purchase price of each class of our common stock varies from day-to-day, and on any given business day is equal to our net asset value (“NAV”) for such class divided by the number of shares of our common stock outstanding for that class as of the end of business on such day (“NAV per share” plus, for D Shares, T Shares and S Shares sold in the Primary Offering, applicable upfront selling commissions and dealer manager fees). In connection with the Share Modifications, when we refer to our share classes in this Annual Report on Form 10-K with respect to dates prior to November 27, 2018, we are referring to our shares under our prior share structure, and when we refer to our share classes in this Annual Report on Form 10-K with respect to dates on or after November 27, 2018, we are referring to our shares under our new share structure. See Note 11 — Related-Party Transactions and Agreements to our consolidated financial statements for detailed information regarding the advisory and dealer manager amendments related to our share modifications.
As a perpetual-life, non-exchange traded REIT, we intend to sell shares of our common stock on a continuous basis and for an indefinite period of time, subject to regulatory approval of our filings for additional offerings. The Offering must be registered in every state in which we offer or sell shares. Generally, such registrations are for a period of one year. Thus, we may have to stop selling shares in any state in which our registration is not renewed or otherwise extended annually. We reserve the right to terminate the Offering at any time and to extend our offering term to the extent permissible under applicable law.
Investment Strategy and Objectives
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
Acquisition and Investment Policies
Our Board, including our independent directors, has adopted investment policies. Our directors formally review our investment policies at duly called meetings on an annual basis and our portfolio on a quarterly basis or, in each case, more often as they deem appropriate. Except to the extent that investment policies and limitations are included in our charter, our Board may revise our investment policies without the approval of our stockholders. Investment policies that are provided in our charter may only be amended by a vote of stockholders holding a majority of our outstanding shares, unless the amendments do not adversely affect the rights, preferences and privileges of our stockholders. Our investment policies delegate to our advisor broad authority to execute real estate property acquisitions and dispositions. Our Board will at all times have ultimate oversight over our investments and may change from time to time the scope of authority delegated to our advisor with respect to acquisition and disposition transactions.
Commercial Real Estate Properties
We generally acquire income-producing necessity retail properties that are primarily single-tenant necessity commercial properties, leased to creditworthy tenants under long-term net leases, and strategically located throughout the United States. We consider necessity retail properties to be properties leased to retail tenants that attract consumers for everyday needs, such as pharmacies, home improvement stores, national superstores, restaurants and regional retailers. We also currently own six anchored shopping centers, which are multi-tenant properties that are anchored by one or more large national, regional or local retailers. The actual percentage of our portfolio that is comprised of retail, office and industrial property categories may fluctuate due to market conditions and acquisition opportunities.
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

For example, distribution facilities, warehouses, manufacturing plants and corporate or regional headquarters are often considered to be necessity office and industrial properties. We believe that necessity office and industrial properties provide a relatively greater level of stability than other office and industrial property types because they typically involve long-term leases and experience relatively low tenant turnover. We also believe that, as a result of recent and ongoing business developments, such as the role of the internet in the distribution of products, globalization of importing and exporting products and consolidation of businesses requiring office buildings to accommodate a single tenant, there is, and we expect there will continue to be, increasing demand by commercial tenants for necessity office and industrial properties.
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
We incur debt to acquire properties where our advisor determines that incurring such debt is in our best interests and in the best interests of our stockholders. In addition, from time to time, we have acquired and may continue to acquire some properties without financing and later incur mortgage debt secured by one or more of such properties if favorable financing terms are available. We use the proceeds from these loans to acquire additional properties and maintain liquidity. See “— Borrowing Policies” below for a more detailed description of our borrowing intentions and limitations.
Retail Real Estate Properties. We expect the portion of our portfolio allocated to retail real estate properties will continue to focus on regional or national retail businesses with creditworthy and established track records. It is our present intention to hold substantially all of the retail properties that we acquire for a period in excess of five years. We also pursue properties leased to tenants representing a variety of retail industries to avoid concentration in any one industry. These industries include all types of retail establishments, such as big box retailers, convenience stores, drug stores and restaurant properties. We expect that some of these acquisitions will provide long-term value by virtue of their size, location, quality and condition, and lease characteristics. We currently expect that substantially all of our retail acquisitions will be in the United States.
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
Office and Industrial Real Estate Properties. We expect that our office properties will include recently constructed, high quality, low, mid- or high-rise office buildings that are necessary to a principal tenant, subject to a long-term net lease, and used for purposes such as a corporate, regional or product-specific headquarters. We also expect that our industrial property portfolio will include recently constructed, high quality industrial properties that are necessary to a single principal tenant, subject to a long-term net lease, and used for purposes such as warehousing, distribution, light manufacturing, research and development, or industrial flex facilities. It is our present intention to hold substantially all of the office and industrial properties that we acquire for a period of more than five years.
We expect that some of our office and industrial properties will be multi-tenant properties, anchored by one or more principal tenants, who are creditworthy and subject to long-term net leases. We expect that, from time to time, we may enter into corporate development projects, designed to construct an income-producing office or industrial property to serve one or more creditworthy tenants.
Real Estate Underwriting Process
In evaluating potential property acquisitions consistent with our investment objectives, our advisor applies its well-established underwriting process to determine the creditworthiness of potential tenants. We consider a tenant to be creditworthy if we believe that the tenant has sufficient assets, cash flow generation and stability of operations to meet its obligations under the lease. Similarly, our advisor will apply its credit underwriting criteria to possible new tenants when we are leasing properties in our portfolio. Our advisor’s underwriting process includes analyzing the financial data and other available information about the tenant, such as income statements, balance sheets, net worth, cash flow, business plans, data provided by industry credit rating services, and/or other information our advisor may deem relevant. Generally, these tenants must have a proven track record in order to meet the credit tests applied by our advisor. In addition, we may obtain guarantees of leases by the corporate parent of the tenant, in which case our advisor will analyze the creditworthiness of the guarantor. In many instances, especially in sale-leaseback situations where we are acquiring a property from a company and simultaneously leasing it back to the company under a long-term lease, we will meet with such company’s senior management to discuss the company’s business plan and strategy.
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
Moody’s ratings are forward-looking opinions of future relative creditworthiness, which consider, but are not limited to, franchise value, financial statement analysis and management quality. The rating given to a debt obligation describes the level of risk associated with receiving full and timely payment of principal and interest on that specific debt obligation and how that risk compares with that of all other debt obligations. The rating, therefore, provides one measure of the ability of a company to generate cash in the future.
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

While we will utilize ratings by Moody’s and Standard & Poor’s as one factor in determining whether a tenant is creditworthy, our advisor also considers other factors in determining whether a tenant is creditworthy, for the purpose of meeting our investment objectives. Our advisor’s underwriting process considers information provided by third-party analytical services along with our advisor’s own analysis of the financial condition of the tenant and/or the guarantor, the operating history of the property with the tenant, the tenant’s market share and track record within the tenant’s industry segment, the general health and outlook of the tenant’s industry segment, the strength of the tenant’s management team and the terms and length of the lease at the time of the acquisition.
Description of Leases
We expect, in most instances, to continue to acquire properties with existing double-net or triple-net leases. “Net” leases mean leases that typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, maintenance, insurance and building repairs related to the property, in addition to the lease payments. Triple-net leases typically require the tenant to pay all costs associated with a property (e.g., real estate taxes, insurance, maintenance and repairs, including roof, structure and parking lot). Double-net leases typically hold the landlord responsible for the capital expenditures for the roof and structure, while the tenant is responsible for all lease payments and remaining operating expenses associated with the property (e.g., real estate taxes, insurance and maintenance). We expect that double-net and triple-net leases will help ensure the predictability and stability of our expenses, which we believe will result in greater predictability and stability of our cash distributions to stockholders. Not all of our properties are, or will be subject to, net leases. Since each lease is an individually negotiated contract between two or more parties, each lease will have different obligations of both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property. We will have limited ability to revise the terms of leases to those tenants. We have acquired and may continue to acquire properties with tenants subject to “gross” leases. “Gross” leases means leases that typically require the tenant to pay a flat rental amount, and we would pay for all property charges regularly incurred as a result of our owning the property. When spaces in a property become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we generally expect to enter into net leases.
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
We have entered, and may continue to enter into, sale-leaseback transactions, pursuant to which we purchase properties and lease them back to the sellers of such properties. While we intend to use our best efforts to structure any such sale-leaseback transaction (as well as other leases) so that the lease will be characterized as a “true lease” and so that we are treated as the owner of the property for federal income tax purposes, the Internal Revenue Service (“IRS”) could challenge this characterization. In the event that any sale-leaseback transaction (or other leases) is re-characterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed and in certain circumstances we could lose our REIT status. See Part I, Item 1A — Risk Factors — U.S. Federal Income and Other Tax Risks of this Annual Report on Form 10-K.

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
Acquisition Decisions
Our advisor has substantial discretion with respect to the selection of our specific acquisitions, subject to our investment and borrowing policies, which are approved by our independent directors. In pursuing our investment objectives and making investment decisions on our behalf, our advisor evaluates the proposed terms of the acquisition against all aspects of the transaction, including the condition and financial performance of the asset, the terms of existing leases and the creditworthiness of the tenant, and property location and characteristics. Because the factors considered, including the specific weight we place on each factor, vary for each potential acquisition, we do not, and are not able to, assign a specific weight or level of importance to any particular factor.
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
Conditions to Closing Our Acquisitions
Generally, we condition our obligation to close the purchase of any acquisition on the delivery and verification of certain documents from the seller or developer, including, where appropriate:

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
In the purchasing, leasing and development of properties, we are subject to risks generally incident to the ownership of real estate. See Part I, Item 1A — Risk Factors — General Risks Related to Real Estate Assets in this Annual Report on Form 10-K.
Ownership Structure
Our real estate acquisitions generally take the form of holding fee title or a long-term leasehold estate. We have acquired, and expect to continue to acquire, such interests either directly through our operating partnership or indirectly through limited liability companies, limited partnerships or other entities owned and/or controlled by our operating partnership. We have acquired, and may continue to acquire, properties by acquiring the entity that holds the desired properties. We also have acquired and may continue to acquire properties through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with third parties, including the developers of the properties or affiliates of our advisor. See the “— Joint Ventures” section below.
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
In the event that we elect to engage in development or construction projects, in order to help ensure performance by the builders of properties that are under construction, completion of such properties will be guaranteed at the contracted price by a completion guaranty, completion bond or performance bond. Our advisor may rely upon the substantial net worth of the contractor or developer or a personal guarantee accompanied by financial statements showing a substantial net worth provided by an affiliate of the person entering into the construction or development contract as an alternative to a completion bond or performance bond. Development of real estate properties is subject to risks relating to a builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables. Refer to Part I, Item 1A. Risk Factors — General Risks Related to Real Estate Assets in this Annual Report on Form 10-K.
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
Investing in and Originating Loans
The criteria that our advisor will use in making or investing in loans on our behalf is substantially the same as those involved in acquiring our properties. We do not intend to make loans to other persons, to underwrite securities of other issuers or to engage in the purchase and sale of any types of assets other than those relating to real estate. However, unlike our property acquisitions, which we expect to hold in excess of five years, we expect that the average duration of loans will typically be one to five years. We are not limited as to the amount of gross offering proceeds that we may apply to loan investments.
We generally do not expect to make or invest in loans that are not directly or indirectly secured by real estate. We will not make or invest in mortgage loans on any one property if the aggregate amount of all mortgage loans outstanding on the property, including our loan, would exceed an amount equal to 85% of the appraised value of the property, as determined by an independent third-party appraiser, unless we find substantial justification due to other underwriting criteria. We may find such justification in connection with the purchase of loans in cases in which we believe there is a high probability of our foreclosure upon the property in order to acquire the underlying assets and in which the cost of the loan investment does not exceed the fair market value of the underlying property. We will not invest in or make loans unless an appraisal has been obtained concerning the underlying property, except for those loans insured or guaranteed by a government or government agency.

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
Liquid Investment Portfolio
Investment in Liquid Securities. We expect to maintain a level of liquid assets in addition to other sources of liquidity in order to meet redemption requests. To the extent permitted by the tax rules applicable to REITs, we intend for our liquid investment portfolio to primarily consist of U.S. government securities, agency securities and high quality corporate debt. We use the term “agency” to refer to a U.S. government agency such as the Government National Mortgage Association, or Ginnie Mae, or a federally-chartered corporation such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac.
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

At the same time, our advisor believes in utilizing leverage in a moderate fashion. Under our charter, we may not make or invest in mortgage loans, including construction loans, on any one property if the aggregate amount of all mortgage loans on such property would exceed an amount equal to 85% of the appraised value of such property unless substantial justification exists for exceeding such limit because of the presence of other underwriting criteria. Additionally, our charter limits our aggregate borrowings to 75% of the greater of cost (or 300% of net assets) (before deducting depreciation or other non-cash reserves) or market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Consistent with our advisor’s approach toward the moderate use of leverage, our Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or market value of our gross assets unless such borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. Our advisor will generally target a leverage of 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2018 used to determine our estimated per share NAV. As of December 31, 2018, our ratio of debt to total gross assets net of gross intangible lease liabilities was 39.3% (38.9% including adjustments to debt for cash and cash equivalents), and our ratio of debt to the fair market value of our gross assets was 38.5%.
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
Our ability to increase our diversification through borrowing may be adversely impacted if banks and other lending institutions reduce the amount of funds available for loans secured by real estate. When interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, we may purchase properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time. To the extent that we do not obtain mortgage loans on our properties, our ability to acquire additional properties will be restricted and we may not be able to adequately diversify our portfolio. Refer to Part I, Item 1A. Risk Factors — Risks Associated with Debt Financing in this Annual Report on Form 10-K.
We may not borrow money from any of our directors, advisor or any of their affiliates unless such loan is approved by a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to us than a comparable loan between unaffiliated parties.
In an effort to have adequate cash available to support our redemption plan, our advisor may determine to reserve borrowing capacity under our line of credit. Our advisor could then elect to borrow against this line of credit in its discretion in order to fund redemption requests.
Disposition Policies
We generally intend to hold each property we acquire for an extended period, generally in excess of five years for retail properties and five years for office and industrial properties. Holding periods for other real estate-related investments may vary. Regardless of intended holding periods, circumstances might arise that could cause us to determine to sell an asset before the end of the expected holding period if we believe the sale of the asset would be in the best interests of our stockholders. The determination of whether a particular asset should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing and projected economic conditions, current tenant rolls and tenant creditworthiness, whether, depending on the asset’s tax attributes, we could apply the proceeds from the sale of the asset to acquire other assets, whether disposition of the asset would increase cash flow, and whether the sale of the asset would be a prohibited transaction under the Internal Revenue Code or otherwise impact our status as a REIT for federal income tax purposes. The selling price of a property that is net leased will be determined in large part by the amount of rent payable under the lease and the remaining lease term(s). If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. During the year ended December 31, 2018, we disposed of two anchored shopping center and four retail properties, for an aggregate gross sales price of $49.1 million and a net gain of $1.0 million. During the years ended December 31, 2017 and 2016, the Company had no dispositions.

Acquisition of Properties from Affiliates of CIM Income NAV Management
We may acquire properties or interests in properties from, or in co-ownership arrangements with, entities affiliated with CIM Income NAV Management, including properties acquired from affiliates of CIM Income NAV Management engaged in construction and development of commercial real properties. We will not acquire any property from an affiliate of CIM Income NAV Management unless a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction determine that the transaction is fair and reasonable to us. The purchase price that we will pay for any property we acquire from affiliates of CIM Income NAV Management, including property developed by an affiliate of CIM Income NAV Management as well as property held by such an affiliate that has already been developed, will not exceed the current appraised value of the property. In addition, the price of the property we acquire from an affiliate of CIM Income NAV Management may not exceed the cost of the property to the affiliate, unless a majority of our directors (including a majority of our independent directors) determine that substantial justification for the excess exists and the excess is reasonable. During the year ended December 31, 2018, we did not purchase any properties from affiliates of our advisor.
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
As a result of the Services Agreement between VEREIT OP and CCO Group, until the end of the Initial Services Term, we are subject to conflicts of interest arising out of our contractual relationship with VEREIT (NYSE: VER), the publicly-traded parent company of VEREIT OP, which also has investment objectives and targeted assets similar to ours. Conflicts of interest will also exist to the extent that we may acquire, or seek to acquire, properties in the same geographic areas where CIM or its affiliates own properties.
Interests in Other Real Estate Programs and Other Concurrent Offerings
Richard S. Ressler, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and an officer/director of certain of its affiliates, is the chairman of the board, chief executive officer and president of CCPT IV and CCIT III, and a director of CCIT II and CCPT V. Avraham Shemesh, one of our directors, who is also a founder and principal of CIM and an officer/director of certain of its affiliates, serves as a director of CCIT III and CCPT IV, as well as chairman of the board, chief executive officer and president of CCIT II and CCPT V. One of our independent directors, W. Brian Kretzmer, also serves as an independent director of CCPT IV and CCIT III. Nathan D. DeBacker, our chief financial officer and treasurer is the chief financial officer and treasurer of CCIT II, CCIT III, CCPT IV and CCPT V, and also serves as an officer for various affiliates of CCO Group. In addition, affiliates of CIM Income NAV Management act as advisors to CCPT IV, CCPT V, CCIT II and/or CCIT III, all of which are public, non-listed REITs sponsored by our sponsor, CCO Group. In addition, all of these programs primarily focus on the acquisition and management of commercial properties subject to long-term net leases to creditworthy tenants and have acquired or may acquire assets similar to ours. CCPT IV and CCPT V focus primarily on the retail sector, while CCIT II and CCIT III focus primarily on the corporate office and industrial sectors. Nevertheless, the investment strategy used by each REIT would permit them to purchase certain properties that may also be suitable for our portfolio.
CCPT IV’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on January 26, 2012. CCIT II’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on September 17, 2013. CCPT V’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on March 17, 2014 and terminated on August 1, 2017. CCPT V’s follow-on offering of up to $1.5 billion in shares of common stock was declared effective by the SEC on August 1, 2017. CCIT III’s initial public offering of up to $3.5 billion in shares of common stock of two classes was declared effective by the SEC on September 22, 2016. CCIT II,

CCIT III, CCPT IV and CCPT V are no longer offering shares for investment to the public as of the date of this Annual Report on Form 10-K.
Other real estate programs sponsored or operated by CIM or CCO Group, including other real estate offerings in registration, could compete with us in the sale or operation of our assets. We will seek to achieve any operating efficiencies or similar savings that may result from affiliated management of competitive assets. However, to the extent such programs own or acquire property that is adjacent, or in close proximity, to a property we own, our property may compete with another program’s property for tenants or purchasers.
During the Initial Services Term of the Services Agreement, VEREIT OP is obligated to provide property acquisition services to us and CCO Group, and property acquisitions will be allocated among VEREIT and the real estate programs sponsored by CCO Group pursuant to an asset allocation policy and in accordance with the terms of the Services Agreement. During this period, in the event that an acquisition opportunity has been identified that may be suitable for more than one of us, VEREIT or one or more other programs sponsored by CCO Group, and for which more than one of such entities has sufficient funds, then an allocation committee, which is comprised of employees of VEREIT and employees of CIM, CCO Group or their respective affiliates (the “Allocation Committee”), will examine the following factors, among others, in determining the entity for which the acquisition opportunity is most appropriate:
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
If a subsequent development, such as a delay in the closing of the acquisition or a delay in the construction of a property, causes any such acquisition opportunity, in the opinion of the Allocation Committee, to be more appropriate for an entity other than the entity to which the acquisition opportunity was allocated, the Allocation Committee may determine that VEREIT or another program sponsored by CCO Group will be allocated the acquisition opportunity. Our Board has a duty to ensure that the method used for the allocation of the acquisition of properties by VEREIT or by other programs sponsored by CCO Group seeking to acquire similar types of properties is applied fairly to us.
On March 19, 2019, our Board approved amendments to the asset allocation policies to remove VEREIT as a participant under the policies. Pursuant to the amended asset allocation policies, effective April 1, 2019, the Allocation Committee will consist entirely of employees of CCO Group and its affiliates, and will allocate investment opportunities among us and other real estate programs sponsored by CCO Group by examining the same factors and applying the same process as described above. Accordingly, CCO Group and its affiliates may face similar conflicts of interest as those described above with respect to VEREIT OP during the Initial Services Term of the Services Agreement.
Although our Board has adopted a policy limiting the types of transactions that we may enter into with CIM Income NAV Management and its affiliates, including other real estate programs operated by CCO Group, we may still enter into certain such transactions, which are subject to inherent conflicts of interest. Similarly, joint ventures involving affiliates of CIM Income NAV Management also give rise to conflicts of interest. In addition, our Board may encounter conflicts of interest in enforcing our rights against our advisor or its affiliates in the event of a default by or disagreement with any of them or in invoking powers, rights or options pursuant to any agreement between us and our advisor, any of its affiliates, or another real estate program sponsored by CCO Group.

Other Activities of CIM Income NAV Management and Its Affiliates
We rely on our advisor, CIM Income NAV Management, for the day-to-day operation of our business. As a result of the interests of certain members of these entities’ management in CIM or its affiliates, or other real estate programs sponsored by CCO Group, and the fact that such persons also are engaged, and will continue to engage, in other business activities, CIM, our advisor and their respective officers, key persons and affiliates may have conflicts of interest in allocating their time and resources among us, CIM, their respective affiliates and other real estate programs sponsored by CCO Group, as applicable. However, our advisor believes that it, CIM and their respective affiliates, have sufficient personnel to discharge fully their responsibilities to all of the other programs sponsored or operated by CIM, CCO Group or their respective affiliates, and the other ventures in which they are involved.
Richard S. Ressler, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and an officer/director of certain of its affiliates, as well as the chairman of the board, chief executive officer and president of CCPT IV and CCIT III, and a director of CCIT II and CCPT V, is vice president of CIM Income NAV Management. Avraham Shemesh, one of our directors, who is also a founder and principal of CIM and an officer/director of certain of its affiliates, and serves as a director of CCIT III and CCPT IV, as well as chairman of the board, chief executive officer and president of CCIT II and CCPT V, is president and treasurer of CIM Income NAV Management. In addition, our chief financial officer and treasurer, Nathan D. DeBacker, who is also an officer of other real estate programs sponsored by CCO Group, is vice president of CIM Income NAV Management. As a result, Messrs. Ressler, Shemesh and DeBacker may owe duties to these other entities and their stockholders or equity owners, as applicable, which may from time to time conflict with the duties that they owe to us and our stockholders.
From time to time our advisor may direct certain of its affiliates to acquire properties that would be suitable assets for us or may create special purpose entities to acquire properties for the specific purpose of selling the properties to us at a later time. Subsequently, we may acquire such properties from such affiliates, but any and all acquisitions from affiliates of our advisor must be approved by a majority of our directors, including a majority of independent directors, not otherwise interested in such transactions as being fair and reasonable to us. In addition, our purchase price in any such transaction will be limited to the cost of the property to the affiliate, including acquisition-related expenses, unless a majority of the independent directors determines that there is substantial justification for any amount that exceeds such cost and that the difference is reasonable. Further, our charter provides that in no event will the purchase price of any asset acquired from an affiliate exceed its current appraised value as determined by an independent appraiser.
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
Our charter does not prohibit us from entering into transactions other than those described above with our directors, our advisor, our operator or any of their affiliates, subject to compliance with the requirements set forth under “— Certain Conflict Resolution Procedures,” including approval by a majority of our directors (including a majority of the independent directors), not otherwise interested in such transactions as being fair and reasonable to us and no less favorable to us than comparable terms and conditions available from unaffiliated third parties. Although we do not currently anticipate entering into any such transactions, we may sell assets to or acquire assets from affiliates of our advisor, make loans to or borrow from affiliates of our advisor and lease assets to or from affiliates of our advisor. In addition, we would not be precluded from internalizing our advisor if our Board were to determine an internalization transaction to be in the best interests of our stockholders.
Competition in Acquiring, Leasing and Reselling of Properties
There is a risk that a potential acquisition would be suitable for one or more programs operated by CCO Group, in which case the officers of our advisor will have a conflict of interest allocating the acquisition opportunity to us or another program. There is a risk that our advisor will choose a property that provides lower returns to us than a property purchased by another program operated by CCO Group. However, in such event, our advisor, with oversight by our Board, will determine which program will be first presented with the opportunity. Additionally, our advisor may cause a prospective tenant to enter into a lease for property owned by another program operated by CCO Group.

Conflicts of interest will also exist to the extent that we may acquire, or seek to acquire, properties in the same geographic areas where properties owned by CIM or its affiliates or other programs operated by CCO Group are located. In such a case, a conflict could arise in the acquisition or leasing of properties in the event that we and CIM or its affiliates or another program operated by CCO Group were to compete for the same properties or tenants, or a conflict could arise in connection with the resale of properties in the event that we and CIM or its affiliates or another program operated by CCO Group were to attempt to sell similar properties at the same time, including, in particular, in the event CIM or its affiliates or another program operated by CCO Group liquidates at approximately the same time as us. Conflicts of interest may also exist at such time as we or our affiliates managing property on our behalf seek to employ developers, contractors or building managers, as well as under other circumstances.
Dealer Manager
Since CCO Capital, our dealer manager, is an affiliate of our advisor, we will not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with the Offering. Accordingly, stockholders will have to rely on their own financial intermediary to make an independent review of the terms of the Offering. If a stockholder’s financial intermediary conducts an independent review of the Offering, and/or engages an independent due diligence reviewer to do so on its behalf, we expect that we will pay or reimburse the expenses associated with such review, which may create conflicts of interest. If a stockholder’s financial intermediary does not conduct such a review, the stockholder will not have the benefit of an independent review of the terms of the Offering. In addition, the sale of our shares of common stock in the Offering will result in dealer manager fees and ongoing stockholder servicing fees to CCO Capital, our dealer manager and an affiliate of our advisor.
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
Receipt of Fees and Other Compensation by CIM Income NAV Management and Its Affiliates
Our advisor will receive substantial fees from us. These compensation arrangements could influence our advisor’s advice to us, as well as the judgment of the personnel of our advisor who serve as our officers or directors. Among other matters, the compensation arrangements could affect the judgment of our advisor’s personnel with respect to:

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
Employees
We have no direct employees. The employees of CIM Income NAV Management and its affiliates provide services to us related to acquisitions and dispositions, property management, asset management, financing, accounting, stockholder relations and administration. The employees of CCO Capital, our dealer manager, provide wholesale brokerage services.
We are dependent on our advisor and its affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that these companies are unable to provide these services to us, we would be required to obtain such services from other sources.

We reimburse CIM Income NAV Management and its affiliates for expenses incurred in connection with its provision of administrative, acquisition, property management, asset management, financing, accounting and stockholder relations services, including personnel costs, subject to certain limitations. During the years ended December 31, 2018 and 2017, $5.3 million and $5.0 million, respectively, were incurred for reimbursement of services provided by CIM Income NAV Management and its affiliates in connection with the acquisition, management, operating and financing of our assets.
Competition
As we purchase properties, we are in competition with other potential buyers for the same properties and may have to pay more to purchase the property than if there were no other potential acquirers or we may have to locate another property that meets our acquisition criteria. Regarding the leasing efforts of our owned properties, the leasing of real estate is highly competitive in the current market, and we may continue to experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we may also be in competition with sellers of similar properties to locate suitable purchasers for our properties.
Property Concentrations
As of December 31, 2018, no single tenant accounted for greater than 10% of our 2018 annualized rental income. Tenants in the manufacturing and grocery industries accounted for 16% and 10%, respectively, of our 2018 annualized rental income. Additionally, we have certain geographic concentrations in our property holdings. In particular, as of December 31, 2018, 17 of our properties were located in Ohio and nine were located in Illinois, with the properties in each state accounting for 12% and 10% of our 2018 annualized rental income.
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
In the event the Phase I environmental site assessment uncovers potential environmental problems with a property, our advisor will determine whether we will pursue the acquisition opportunity and whether we will have a “Phase II” environmental site assessment performed. The factors we may consider in determining whether to conduct a Phase II environmental site assessment include, but are not limited to, (1) the types of operations conducted on the property and surrounding properties, (2) the time, duration and materials used during such operations, (3) the waste handling practices of any tenants or property owners, (4) the potential for hazardous substances to be released into the environment, (5) any history of environmental law violations on the subject property and surrounding properties, (6) any documented environmental releases, (7) any observations from the consultant that conducted the Phase I environmental site assessment, and (8) whether any party (e.g., surrounding property owners, prior owners or tenants) may be responsible for addressing the environmental conditions. We will determine whether to conduct a Phase II environmental site assessment on a case by case basis.

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
Available Information
We electronically file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. We also file registration statements, amendments to our registration statements, and/or supplements to our prospectus in connection with any of our offerings with the SEC. Copies of our filings with the SEC are available on our sponsor’s website, http://www.cimgroup.com, free of charge. The information on our sponsor’s website is not incorporated by reference into this Annual Report on Form 10-K. Copies of our filings with the SEC may also be obtained from the SEC’s website at http://www.sec.gov. Access to these filings is free of charge.
Material U.S. Federal Income Tax Considerations
Recent FATCA Regulations
The following discussion supplements and updates the disclosures under “Material U.S. Federal Income Tax Considerations” in Post-Effective Amendment No. 9 to our registration statement on Form S-11, filed with the SEC on November 27, 2018.
On December 18, 2018, the Internal Revenue Service promulgated proposed regulations under Sections 1471-1474 of the Code (commonly referred to as FATCA), which proposed regulations eliminate FATCA withholding on gross proceeds and thus implicate certain tax-related disclosures contained in the amendment to our Form S-11. While these regulations have not yet been finalized, taxpayers are generally entitled to rely on the proposed regulations (subject to certain limited exceptions). As a result, the discussion under “Material U.S. Federal Income Tax Considerations - Other U.S. Federal Income Tax Withholding and Reporting Requirements Under FATCA” on page 187 of Post-Effective Amendment No. 9 to our Form S-11 is replaced with the following:
The Foreign Account Tax Compliance Act (“FATCA”) provisions of the Code regulations issued and intergovernmental agreements entered thereunder impose a 30% withholding tax on “withholdable payments” (as defined below) to (i) “foreign financial institutions” (as defined below) that do not agree to comply with certain diligence, reporting and withholding obligations with respect to their U.S. accounts and (ii) non-financial foreign entities that do not identify (or confirm the absence of) substantial U.S. owners. “Withholdable payment” generally means any payment of interest, dividends, and certain other types of generally passive income if such payment is from sources within the United States. “Foreign financial institution” generally means any non-U.S. entity that (i) accepts deposits in the ordinary course of a banking or similar business, (ii) is engaged in the business of holding financial assets for the account of others, or (iii) is engaged or holds itself out as being engaged primarily in the business of investing, reinvesting, or trading in securities, partnership interests, commodities, or any interest in such assets. Investors in jurisdictions that have entered into “intergovernmental agreements” may, in lieu of the foregoing requirements, be required to report such information to their home jurisdictions.

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
Risks Related to Our Business
We are considered to be a “blind pool,” as we currently have not identified all of the specific properties and real estate-related assets that we may purchase with future offering proceeds. For this and other reasons, an investment in our shares is speculative.
Since we have not identified all of the specific properties that we may purchase with future offering proceeds, this is a “blind pool.” Our stockholders will not be able to evaluate the economic merit of our additional acquisitions until after these acquisitions have been made. As a result, an investment in our shares is speculative.
To be successful in this market, we and our advisor must, among other things:

•	identify and acquire assets that further our investment objectives;

•	increase awareness of the CIM Income NAV, Inc. name within the investment products market;

•	expand and maintain our network of licensed broker-dealers and others who sell shares on our behalf and other agents;

•	rely on our advisor and its affiliates to attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted real estate and other assets, as well as for potential stockholders;

•	rely on our advisor and its affiliates to continue to build and expand our operations structure to support our business; and

•	rely on our advisor, who relies on its sub-advisor, and its affiliates and our Board to be continuously aware of, and interpret, marketing trends and conditions.
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
The purchase and redemption price for shares of our common stock is based on our NAV per share for each class each business day, which requires an estimate of the value of our assets and liabilities – consisting principally of illiquid commercial real estate and illiquid commercial real estate mortgages. Although periodic valuations of each of our commercial real estate assets, related liabilities and notes receivable secured by real estate are performed by our independent valuation expert, our advisor also monitors our commercial real estate assets for events that may be expected to have a material impact on the most recent estimated values provided by our independent valuation expert. The valuation methodologies used to estimate the value of our commercial real estate assets, related liabilities and notes receivable secured by real estate involve subjective judgments, assumptions and opinions about future events, which may or may not turn out to be correct. Any resulting potential disparity in our NAV per share may be in favor of either stockholders who redeem their shares, or stockholders who buy new shares, or existing stockholders.

It may be difficult to reflect, fully and accurately, material events that may impact our daily NAV between valuations.
Since our independent fund accountant’s determination of our daily NAV per share for each class is based in part on annual estimates of the values of each of our commercial real estate assets, and quarterly estimated values of related liabilities and notes receivable secured by real estate provided periodically by the independent valuation expert in individual appraisal reports in accordance with valuation guidelines approved by our Board, our published NAV per share on any given day may not fully reflect any or all changes in value that may have occurred since the most recent valuation. Our advisor reviews appraisal reports and monitors our commercial real estate and notes receivable assets and liabilities, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our commercial real estate assets, notes receivable secured by real estate or related real estate liabilities between periodic valuations, or to quickly obtain complete information regarding any such events. For example, an unexpected termination or renewal of a material lease, a material change in vacancies or an unanticipated structural or environmental event at a property may cause the value of a commercial real estate asset to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and/or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is made available and can be analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Any resulting disparity may be to the detriment of a purchaser of our shares or a stockholder selling shares pursuant to our share redemption program.
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
There is no current public market for shares of our common stock, we do not expect that a public market will ever develop and our charter does not require a liquidity event at a fixed time in the future. Therefore, redemption of shares by us will likely be the only way for our stockholders to dispose of their shares. While we designed our redemption plan to allow stockholders to request redemptions, on any business day, of all or any portion of their shares, our ability to fulfill redemption requests is subject to a number of limitations. Most significantly, the vast majority of our assets consist, and will consist in the future, of commercial real estate properties, which cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Further, the redemption program is subject to quarterly redemption limits and to protect our operations, our status as a REIT, and our non-redeeming stockholders, our Board may modify or suspend our redemption program or limit stockholder redemptions. Additionally, subject to limited exceptions, shares of our common stock redeemed within 365 days of the date of purchase may be subject to a short-term trading fee of 5% of the aggregate NAV per share of such shares redeemed. As a result, our stockholders’ ability to have their shares redeemed by us may be limited, and our shares should be considered a potentially long-term investment with limited liquidity.
Our Board may modify or suspend our redemption plan, which may limit our stockholders’ ability to redeem their shares.
Our Board, including a majority of independent directors, may modify or suspend our redemption plan in its discretion if it believes that such action is in the interests of our stockholders. For instance, our Board may modify or suspend our redemption plan to prevent an undue burden on our liquidity or to preserve our status as a REIT. As a result, our stockholders may not always be able to redeem their shares and an investment in our shares should be considered a potentially long-term investment with limited liquidity.

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
We have not established a minimum distribution payment level, and our ability to make distributions to our stockholders may be adversely affected by a number of factors, including the risk factors described herein. Our Board will make determinations regarding distributions based upon, among other factors, our financial performance, our debt service obligations, our debt covenants, and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our stockholders are:

•	the limited size of our real estate portfolio;

•	our inability to invest, on a timely basis and in attractive commercial properties, the proceeds from sales of our shares;

•	our inability to realize attractive risk-adjusted returns on our acquisitions;

•	unanticipated expenses or reduced revenues that reduce our cash flow or non-cash earnings;

•	defaults in our portfolio or decreases in the value of our properties; and

•	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.
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
In addition, dividends that we pay to our stockholders will generally be taxable to our stockholders as ordinary income. However, a portion of our distributions may be designated by us as long-term capital gains to the extent that they are attributable to capital gain income recognized by us or may constitute a return of capital to the extent that they exceed our current and accumulated earnings and profits as determined for U.S. federal income tax purposes. Pursuant to the Tax Cuts and Jobs Act, non-corporate recipients of dividends from a REIT (other than capital gains dividends and dividends eligible for treatment as qualified dividends) may deduct up to 20% of such REIT dividends for taxable years beginning after December 31, 2017 and before January 1, 2026. A return of capital distribution is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our common stock, until the distribution exceeds the stockholder’s basis. Distributions in excess of our earnings and a stockholder’s tax basis in our shares will be treated as gain from the sale of shares.
We have paid, and may continue to pay, some or all of our distributions, and fund some or all redemptions, from sources other than cash flow from operations, including borrowings, proceeds from asset sales or the sale of securities, which may reduce the amount of capital we ultimately deploy in our real estate operations and may negatively impact the value of our common stock.
To the extent that cash flow from operations is insufficient to pay distributions or to fund redemptions, we may pay all or some of our distributions and fund all or some of our redemptions from borrowings by the REIT, proceeds from asset sales of the sale of our securities. We have no limits on the amounts we may use to pay distributions from sources other than cash flows from operations. The payment of distributions and redemptions from sources other than cash flow from operations may reduce the amount of proceeds available for acquisitions, negatively impact the value of our common stock and reduce the overall return. We expect that, from time to time, we may declare distributions and/or fund redemptions that exceed our cash flows from operations and in anticipation of future cash flows.
The following table presents distributions and sources of distributions for the periods indicated below (dollar amounts in thousands):

	Year Ended December 31, 2018		Year Ended December 31, 2017
	Amount	Percent	Amount		Percent
Distributions paid in cash	$14,399	51%	$10,448		50%
Distributions reinvested	13,774	49%	10,289		50%
Total distributions	$28,173	100%	$20,737		100%

Sources of distributions:
Net cash provided by operating activities (1)	$28,173	100%	$19,311	(2)	93%
Proceeds from issuance of common stock	—	—%	1,426		7%
Total sources	$28,173	100%	$20,737		100%
———————————

(1)	Net cash provided by operating activities for the years ended December 31, 2018 and 2017 was $32.8 million and $19.3 million, respectively.

(2)
Prior to the adoption of Accounting Standards Update (“ASU”) No. 2017-01 in April 2017, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses, we treated our real estate acquisition-related expenses, which are included in transaction-related expenses on the accompanying consolidated statements of operations, as funded by proceeds from the Initial Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the year ended December 31, 2017 includes the amount by which real estate acquisition–related expenses have reduced net cash flows from operating activities in prior periods.

If we are not able to raise a substantial amount of capital in the near term, we may have difficulties acquiring additional properties and/or repaying or refinancing indebtedness and our ability to achieve our investment objectives, including diversification of our portfolio by property type and location, could be adversely affected.
The Offering is being made on a “best efforts” basis, which means that the dealer manager and the broker-dealers participating in this offering are only required to use their best efforts to sell the shares and have no firm commitment or obligation to purchase any of the shares. As a result, we may not be able to raise a substantial amount of additional capital in the near term. If we are not able to accomplish this goal, we may have difficulty in identifying and purchasing further suitable properties on attractive terms in order to meet our investment objectives. Therefore, there could be a delay between the time we receive net proceeds from the sale of shares of our common stock in this offering and the time we invest the net proceeds. This could cause a substantial delay in the time it takes for our stockholders’ investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to our stockholders. If we fail to timely invest the net proceeds of this offering, our ability to achieve our investment objectives, including further diversification of our portfolio by property type and location, could be adversely affected. Failure to raise substantial capital also could hamper our ability to repay or refinance indebtedness. In addition, subject to our investment policies, we are not limited in the number or size of our acquisitions or the percentage of net proceeds that we may dedicate to a single asset. If we use all or substantially all of the future proceeds from this offering to acquire one or a few assets, the likelihood of our profitability being affected by the performance of any one of our assets will increase, and an investment in our shares will be subject to greater risk.
If we raise substantially less than the maximum offering amount, we may not be able to construct a diverse portfolio of real estate and real estate-related assets, and the value of an investment in our stock may fluctuate more widely with the performance of specific assets.
We are dependent upon the proceeds to be received from the Offering to conduct our proposed acquisition activities. The Offering is being made on a “best efforts” basis, whereby our dealer manager and the broker/dealers that participate in the Offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. As a result, we do not know the amount of proceeds that will be raised in the Offering or that we will achieve sales of the maximum offering amount. If we raise substantially less than the maximum offering amount, we may not be able to acquire a diverse portfolio in terms of the number of assets owned, the geographic regions in which our assets are located and the types of acquisitions that we make. An investment in shares of our common stock would be subject to greater risk to the extent that we lack a diversified portfolio of assets. In addition, our fixed operating expenses, as a percentage of gross income, would be higher, and our financial condition and ability to pay distributions could be adversely affected if we are unable to raise substantial funds in the Offering.
We have experienced losses in the past, and we may experience additional losses in the future.
We have experienced net losses in the past (calculated in accordance with GAAP), and we may not be profitable or realize growth in the value of our assets. Many of our losses can be attributed to start-up costs, depreciation and amortization, as well as acquisition expenses incurred in connection with purchasing properties or making other investments. Our ability to sustain profitability is uncertain and depends on the demand for, and value of, our portfolio of properties. For a further discussion of our operational history and the factors affecting our losses, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K and our accompanying consolidated financial statements and notes thereto.
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
Our Board may change certain of our investment policies without stockholder approval, which could alter the nature of an investment in our common stock.
Except for changes to the investment objectives and investment restrictions contained in our charter, which require stockholder consent to amend, our Board, a majority of whom are independent, may change our investment and operational policies, including our policies with respect to acquisitions, growth, operations, indebtedness, capitalization and distributions, at any time without the consent of our stockholders, which could result in our making acquisitions that are different from, and possibly riskier than, the types of acquisitions described in this Annual Report on Form 10-K. A change in our investment strategy may, among other things, increase our exposure to interest rate risk, default risk and commercial real estate market fluctuations, all of which could materially affect our ability to achieve our investment objectives.
Our participation in a co-ownership arrangement may subject us to risks that otherwise may not be present in other real estate assets.
We may enter into co-ownership arrangements with respect to a portion of the properties we acquire. Co-ownership arrangements involve risks generally not otherwise present with an investment in other real estate assets, such as the following:

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

•
the possibility that a co-owner might not have adequate liquid assets to make cash advances that may be required in order to fund operations, maintenance and other expenses related to the property, which could result in the loss of current or prospective tenants and may otherwise adversely affect the operation and maintenance of the property, and could cause a default under the applicable mortgage loan financing documents and may result in late charges, penalties and interest, and may lead to the exercise of foreclosure and other remedies by the lender;

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
Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results, damage our reputation, cause us to incur substantial additional costs or lead to litigation.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant and stockholder relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. We have implemented processes, procedures and internal controls to help mitigate cyber incidents, but these measures do not guarantee that a cyber incident will not occur or that attempted security breaches or disruptions would not be successful or damaging. A cyber incident could materially adversely impact our business, financial condition, results of operations, cash flow, or our ability to satisfy our debt service obligations or to maintain our level of distributions on common stock. Additionally, a cyber incident could result in additional costs to repair or replace our networks or information systems and possible legal liability, including government enforcement actions and private litigation.
The proposed SEC standard of conduct for investment professionals could impact our ability to raise capital.
On April 18, 2018, the SEC proposed “Regulation Best Interest,” a new standard of conduct for broker-dealers under the Exchange Act that includes: (i) the requirement that broker-dealers refrain from putting the financial or other interests of the broker-dealer ahead of the retail customer, (ii) a new disclosure document, the consumer or client relationship summary, or Form CRS, which would require both investment advisers and broker-dealers to provide disclosure highlighting details about their services and fee structures and (iii) proposed interpretative guidance that would establish a federal fiduciary standard for investment advisers. The public comment period on Regulation Best Interest ended on August 7, 2018, and, in a December 6, 2018 speech, SEC Chairman Jay Clayton indicated that a key priority for the SEC in 2019 is to finalize Regulation Best Interest. Proposed Regulation Best Interest is complex and may be subject to revision or withdrawal. Proposed Regulation Best Interest or any other legislation or regulations that may be introduced or become law in the future could have negative implications on our ability to raise capital from potential investors, including those investing through IRAs.
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

•
the advisor’s role in estimating accruals of expenses for our independent fund accountant’s calculation of our daily NAV, as the fees of our advisor and its affiliates are based on our NAV, however, any intentionally inaccurate estimation of our daily net operating revenues, expenses and fees by our advisor could constitute a breach of its fiduciary duty to us and our stockholders, and may subject our advisor to significant liability; and

•
the amount of fees paid to our advisor and its affiliates. While the fees must be approved on an annual basis by our independent directors, the approval process may be constrained, to some extent, because the independent directors are likely to consider, among other factors, our stockholders’ expectation that affiliates of CIM Income NAV Management will serve in management roles at our advisor and our dealer manager.

Our advisor is responsible for estimating amounts of certain liabilities that will affect the calculation of our NAV.
Our advisor is responsible for estimating the amounts of certain liabilities that are used by our independent fund accountant to determine our daily NAV per share. These estimated amounts will include estimates of accrued fees and expenses attributable to the Offering, accrued operating fees and expenses and accrued distributions. To the extent that these liabilities are based on estimates, this could lead to conflicts of interest with our advisor because the advisor’s fee is based on a percentage of our NAV, although any intentionally inaccurate estimation of our daily net operating revenues, expenses and fees by our advisor could constitute a breach of its fiduciary duty to us and our stockholders, and may subject our advisor to significant liability.
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
We are not a party to the agreement with the sub-advisor pursuant to which the sub-advisor selects liquid investments. Therefore, we are dependent upon our advisor to manage and monitor the sub-advisor effectively. The sub-advisor may take actions that are not in our best interest, which could cause our performance to suffer, and as we are not a party to the agreement with the sub-advisor, we are limited in our ability to enforce that agreement.
Payment of fees to our advisor and our dealer manager will reduce the cash available for acquisitions and distribution and will increase the risk that a stockholder will not be able to recover the amount of their investment in our shares.
Our advisor and our dealer manager perform services for us in connection with the distribution of our shares, the selection and acquisition of our assets, and the management of our assets. We pay our advisor and our dealer manager fees for these services, which will reduce the amount of cash available for acquisitions or distributions to our stockholders. The fees we pay to our advisor and its affiliates decrease the value of our portfolio and increase the risk that stockholders may receive a lower price when they request redemption of their shares than the purchase price they initially paid for their shares.

Our advisor faces conflicts of interest relating to the incentive fee structure under our advisory agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.
Pursuant to the terms of our advisory agreement, our advisor is entitled to fees that are structured in a manner intended to provide incentives to our advisor to perform in our best interests and in the best interests of our stockholders. For example, the advisory fee is based on our NAV, and not on the costs or book value of our assets, and our advisor is entitled to an incentive fee based on the annual performance of our stock. Nevertheless, our advisor could be motivated to recommend riskier or more speculative acquisitions in order for us to generate the specified levels of performance that would entitle our advisor to incentive compensation.
Other real estate programs sponsored by CCO Group, as well as CIM and certain of its affiliates, use investment strategies that are similar to ours; therefore, our executive officers and the officers and key personnel of our advisor and its affiliates may face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor.
CCPT IV, CCPT V, CCIT II, CCIT III, and CIM and its affiliates may have characteristics, including targeted asset types, investment objectives and criteria, substantially similar to ours. As a result, we may be seeking to acquire properties and real estate-related assets at the same time as CIM or its affiliates, or one or more of the other real estate programs sponsored by CCO Group or its affiliates and managed by officers and key personnel of our advisor and/or its affiliates, and these other programs may use investment strategies and have investment objectives and criteria substantially similar to ours. Certain of our executive officers and certain officers of our advisor also are executive officers of CIM or its affiliates and other programs sponsored by CCO Group or its affiliates, the general partners of other private investment programs sponsored by CCO Group or its affiliates and/or the advisors or fiduciaries of other real estate programs sponsored by CCO Group or its affiliates. Accordingly, there is a risk that the allocation of acquisition opportunities may result in our acquiring a property that provides lower returns to us than a property purchased by another real estate program sponsored by CCO Group or its affiliates.
In addition, we have acquired, and may continue to acquire, properties in geographic areas where CIM or its affiliates, other real estate programs sponsored by CCO Group own properties. If one of these other real estate programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. Similar conflicts of interest may arise if our advisor recommends that we make or purchase mortgage loans or participations in mortgage loans, since CIM or its affiliates or other real estate programs sponsored by CCO Group may be competing with us for these assets.
Our officers, certain of our directors and our advisor, including its key personnel and officers, face conflicts of interest related to the positions they hold with affiliated and unaffiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to stockholders.
Mr. Ressler, the chairman of our Board, chief executive officer and president, is also a founder and principal of CIM and an officer/director of certain of its affiliates, as well as the chairman of the board, chief executive officer and president of CCPT IV and CCIT III, and a director of CCIT II and CCPT V. Furthermore, Avraham Shemesh, one of our directors, is also a founder and principal of CIM and certain of its affiliates, and is the chairman of the board, chief executive officer and president of CCPT V and CCIT II, and is a director of CCIT III and CCPT IV, and W. Brian Kretzmer, one of our independent directors, serves as an independent director of CCPT IV and CCIT III. In addition, our chief financial officer and treasurer, Nathan D. DeBacker, is also an officer of certain affiliates of CIM and other real estate programs sponsored by CCO Group. Also, our advisor and its key personnel are or may be key personnel of other current or future real estate programs that have investment objectives, targeted assets, and legal and financial obligations substantially similar to ours, and/or key personnel of the advisor to such programs, and they may have other business interests as well. As a result, Messrs. Ressler, Shemesh, Kretzmer and DeBacker, and certain key personnel of our advisor, may owe fiduciary duties to these other entities and their stockholders or equity owners, as applicable, which may from time to time conflict with the duties that they owe to us and our stockholders.
Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new acquisition opportunities, management time and operational expertise among us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) the timing and terms of the acquisition or sale of an asset, (4) development of our properties by affiliates, (5) investments with affiliates of our advisor, (6) compensation to our advisor and its affiliates, and (7) our relationship with, and compensation to, our dealer manager. Even if these persons do not violate their duties to us and our stockholders, they will have competing demands on their time and resources and may have conflicts of interest in allocating their time and resources among us and these other entities and persons. Should such persons devote insufficient time or resources to our business, returns on our acquisitions may suffer.

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
Our success depends to a significant degree upon the contributions of certain executive officers and other key personnel of CCO Group and our advisor. We cannot guarantee that all of these key personnel, or any particular person, will remain affiliated with us, CCO Group and/or our advisor. If any of our key personnel were to cease their affiliation with our advisor, our operating results could suffer. We believe that our future success depends, in large part, upon our advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our stockholders that CCO Group or our advisor will be successful in attracting and retaining such skilled personnel. If our advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investment may decline.
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
Our Board generally will not approve, in advance, the acquisition decisions made by our advisor.
Our Board has approved investment guidelines that delegate to our advisor the authority to (1) execute (i) real estate property acquisitions and dispositions and (ii) investments in other real estate-related assets, and to (2) contract with a sub-advisor to purchase and sell liquid assets, liquid real estate-related securities, cash and cash equivalents, in each case so long as such investments are consistent with our investment guidelines. As a result, our advisor has substantial latitude within these broad parameters in determining the types of assets that are proper acquisitions for us. Our directors generally do not review, in advance, the acquisition decisions made by our advisor or sub-advisor. Instead, our directors review our investment guidelines on an annual basis and our portfolio on a quarterly basis or, in each case, as often as they deem appropriate. In conducting these periodic reviews, our directors rely primarily on information provided to them by our advisor. Furthermore, transactions entered into on our behalf by our advisor may be costly, difficult or impossible to unwind when they are subsequently reviewed by our Board.
Our dealer manager is an affiliate of our advisor and, therefore, our stockholders will not have the benefit of an independent review of the prospectus or of us that customarily is performed in underwritten offerings.
Our dealer manager, CCO Capital, is an affiliate of our advisor and, as a result, is not in a position to make an independent review of us or of this offering. Accordingly, our stockholders will have to rely on their own broker-dealer or financial advisor to make an independent review of the terms of this offering. If their broker-dealer or financial advisor conducts an independent review of this offering, and/or engages an independent due diligence reviewer to do so on its behalf, we expect that we will pay or reimburse the expenses associated with such review, which may create conflicts of interest. If their broker-dealer or financial advisor does not conduct such a review, our stockholders will not have the benefit of an independent review of the terms of this offering.

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
Our advisor faces conflicts of interest relating to joint ventures or other co-ownership arrangements that we may enter into with CIM or its affiliates, or another real estate program sponsored or operated by CCO Group, which could result in a disproportionate benefit to CIM or its affiliates, or another real estate program sponsored by CCO Group.
We may enter into joint ventures or co-ownership arrangements (including co-investment transactions) with CIM or its affiliates, or another real estate program sponsored or operated by CCO Group for the acquisition, development or improvement of properties as well as the acquisition of real estate-related assets. Since one or more of the officers of our advisor are officers of CIM or its affiliates, including CCO Group and/or the advisors to other real estate programs sponsored by CCO Group, our advisor may face conflicts of interest in determining which real estate program should enter into any particular joint venture or co-ownership arrangement. These persons also may have a conflict in structuring the terms of the relationship between us and any affiliated co-venturer or co-owner, as well as conflicts of interests in managing the joint venture, which may result in the co-venturer or co-owner receiving benefits greater than the benefits that we receive.
In the event we enter into joint venture or other co-ownership arrangements with CIM or its affiliates, or another real estate program sponsored by CCO Group, our advisor and its affiliates may have a conflict of interest when determining when and whether to buy or sell a particular property, or to make or dispose of another real estate-related asset. In addition, if we become listed for trading on a national securities exchange, we may develop more divergent goals and objectives from any affiliated co-venturer or co-owner that is not listed for trading. In the event we enter into a joint venture or other co-ownership arrangement with another real estate program sponsored by CIM or its affiliates, or another real estate investment program sponsored by CCO Group that has a term shorter than ours, the joint venture may be required to sell its properties earlier than we may desire to sell the properties. Even if the terms of any joint venture or other co-ownership agreement between us and CIM or its affiliates, or another real estate program sponsored by CCO Group grants us the right of first refusal to buy such properties, we may not have sufficient funds or borrowing capacity to exercise our right of first refusal under these circumstances. We have adopted certain procedures for dealing with potential conflicts of interest as further described in Part I, Item 1. Business — Conflicts of Interest in this Annual Report on Form 10-K.
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results.
An effective system of internal control over financial reporting is necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. As part of our ongoing monitoring of internal controls, we may discover material weaknesses or significant deficiencies in our internal controls that we believe require remediation. If we discover such weaknesses, we will make efforts to improve our internal controls in a timely manner. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can only provide reasonable, not absolute, assurance that the objectives of the system are met. Any failure to maintain effective internal controls, or implement any necessary improvements in a timely manner, could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock, or cause us to not meet our reporting obligations. Ineffective internal controls could also cause holders of our securities to lose confidence in our reported financial information, which would likely have a negative effect on our business.
Risks Related to Our Corporate Structure
Our stockholders’ interest in us will be diluted as we issue additional shares.
Our stockholders will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 500,000,000 shares of capital stock. Of the total number of shares of capital stock authorized (a) 490,000,000 shares are designated as common stock, 122,500,000 of which are classified as D Shares, 122,500,000 of which are classified as T Shares, 122,500,000 of which are classified as S Shares and 122,500,000 of which are classified as I Shares, and (b) 10,000,000 shares are designated as preferred stock. Our Board may amend the charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. After our stockholders purchase shares of our common stock, our Board may elect, without stockholder approval, to: (1) sell additional shares of these classes of shares, or future classes of shares in our current or future public offerings; (2) issue equity interests in private offerings; (3) issue shares upon the exercise of the options we may grant to our independent directors or future employees; (4) issue shares to our advisor, its successors or assigns, in payment of an outstanding fee obligation; or (5) issue shares to sellers of properties we acquire in connection with an exchange of limited partnership interests of our operating partnership. To the extent we issue additional shares after a stockholder’s purchase, such stockholder will not experience dilution in the value of their shares given that each class of our common stock is valued daily based on our NAV. However, to the extent we issue additional shares after a stockholder’s purchase, such stockholder’s percentage ownership interest will be diluted.
Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price to our stockholders.
Our charter, with certain exceptions, authorizes our Board to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted prospectively or retroactively by our Board, no person may beneficially or constructively own more than 9.8% in value or number of shares, whichever is more restrictive, of our outstanding capital stock or more than 9.8% in value or number of shares, whichever is more restrictive, of our outstanding common stock pursuant to our charter. A person that did not acquire beneficially or constructively more than the applicable ownership limitations may become subject to such restrictions if redemptions by other stockholders cause such person’s holdings to exceed the applicable limits. Our ownership limitations may have the effect of delaying, deferring or preventing a change in control of the Company, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our stockholders.
Our charter permits our Board to issue stock with terms that may subordinate the rights of the holders of our common stock or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.
Subject to its fiduciary duties to stockholders, our Board may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms or conditions of redemption of any such stock without stockholder approval. Thus, our Board in the exercise of its business judgment could authorize the issuance of preferred stock with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might otherwise provide a premium price to holders of our common stock.
The power of our Board to revoke our REIT election without stockholder approval may cause adverse consequences to our stockholders.
Our organizational documents permit our Board to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if our Board determines that it is no longer in our best interest to continue to qualify as a REIT. In such a case, we would become subject to U.S. federal, state and local income tax on our net taxable income and we would no longer be required to distribute most of our net taxable income to our stockholders, which could have adverse consequences on the total return to holders of our common stock.

Our rights and the rights of our stockholders to recover claims against our directors and officers are limited, which could reduce our stockholders’ and our recovery against them if they cause us to incur losses.
The Maryland General Corporation Law (“MGCL”) provides that a director will not have any liability in such capacity if he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, subject to any limitations required by the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (which we refer to as the “NASAA REIT Guidelines”), Maryland law and our charter provide that no director or officer shall be liable to us or our stockholders for monetary damages unless the director or officer (1) actually received an improper benefit or profit in money, property or services or (2) was actively and deliberately dishonest as established by a final judgment. Moreover, our charter requires us to indemnify our directors and officers, subject to any limitations required by the NASAA REIT Guidelines and Maryland law. As a result, we and our stockholders may have more limited rights against our directors or officers than might otherwise exist under common law, which could reduce our stockholders’ and our recovery from these persons if they act in a manner that causes us to incur losses.
Certain provisions of Maryland law could inhibit transactions or changes of control under circumstances that could otherwise provide stockholders with the opportunity to realize a premium.
Certain provisions of the MGCL applicable to us prohibit business combinations with:

•	any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding voting stock, which we refer to as an “interested stockholder;”

•	an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was an interested stockholder; or

•	an affiliate of an interested stockholder.
These prohibitions last for five years after the most recent date on which the interested stockholder became an interested stockholder. Thereafter, any business combination with the interested stockholder or an affiliate of the interested stockholder must be recommended by our Board and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of outstanding shares of our voting stock, and two-thirds of the votes entitled to be cast by holders of our outstanding shares other than shares of voting stock held by the interested stockholder. These requirements could have the effect of inhibiting a change in control even if a change in control were in our stockholders’ best interests. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our Board prior to the time that someone becomes an interested stockholder.
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
If we seek to internalize our management functions, we may be unable to obtain key personnel, which could adversely affect our operations and the value of an investment.
If our Board determines that it is in our best interest to internalize our management functions, certain key employees of the advisor may not become our employees, but may instead remain employees of our advisor or its affiliates. An inability to manage an internalization transaction effectively could thus result in our incurring additional costs, including potentially significant litigation costs; or experiencing operational issues that could divert our management’s attention from management of our assets and negatively impact the value of an investment.
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
General Risks Related to Real Estate Assets
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
In connection with the acquisition of properties, we may assume existing liabilities, some of which may have been unknown or unquantifiable at the time of the transaction. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants or other persons dealing with the sellers prior to our acquisition of the properties, tax liabilities, and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. If the magnitude of such unknown liabilities is high, either singly or in the aggregate, it could adversely affect our business, financial condition, liquidity and results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock.
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
As of December 31, 2018, we derived approximately:

•	12% and 10% of our 2018 gross annualized rental revenues from tenants in Ohio and Illinois; and

•	16% and 10% of our 2018 gross annualized rental revenues from tenants in the manufacturing and grocery industries.
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
Any deterioration of domestic or international financial markets could impact the availability of credit or contribute to rising costs of obtaining credit and therefore, could have the potential to adversely affect the value of our assets, the availability or the terms of financing, our ability to make principal and interest payments on, or refinance, any indebtedness and/or, for our leased properties, the ability of our tenants to enter into new leasing transactions or satisfy their obligations, including the payment of rent, under existing leases. The market environment also could affect our operating results and financial condition as follows:

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
We carry comprehensive liability, fire, extended coverage, and rental loss insurance covering all of the properties in our portfolio under one or more blanket insurance policies with policy specifications, limits and deductibles customarily carried for similar properties. In addition, we carry professional liability and directors’ and officers’ insurance, and cyber liability insurance. While we select policy specifications and insured limits that we believe are appropriate and adequate given the relative risk of loss, insurance coverages provided by tenants, the cost of the coverage and industry practice, there can be no assurance that we will not experience a loss that is uninsured or that exceeds policy limits. In addition, we may reduce or discontinue terrorism, earthquake, flood or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. Our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage as the market value of our portfolio increases.
Further, we do not carry insurance for certain losses, including, but not limited to, losses caused by riots or acts of war. Certain types of losses may be either uninsurable or not economically insurable, such as losses due to earthquakes, riots or acts of war. If we experience a loss that is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. In addition, we carry several different lines of insurance, placed with several large insurance carriers. If any one of these large insurance carriers were to become insolvent, we would be forced to replace the existing insurance coverage with another suitable carrier, and any outstanding claims would be at risk for collection. In such an event, we cannot be certain that we would be able to replace the coverage at similar or otherwise favorable terms. As a result of any of the situations described above, our financial condition and cash flows may be materially and adversely affected.
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
As of December 31, 2018, approximately 68.9% of our tenants were not rated or did not have an investment grade credit rating from a major ratings agency or were not affiliates of companies having an investment grade credit rating. Our properties with such tenants may have a greater risk of default and bankruptcy than properties leased exclusively to investment grade tenants. When we acquire properties where the tenant does not have a publicly available credit rating, we will use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes reviewing the tenant’s financial information (e.g., financial ratios, net worth, revenue, cash flows, leverage and liquidity, if applicable). If our ratings estimates are inaccurate, the default or bankruptcy risk for the subject tenant may be greater than anticipated. If our lender or a credit rating agency disagrees with our ratings estimates, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
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
We may obtain options to acquire certain real estate properties. The amount paid for an option, if any, is normally surrendered if the property is not purchased and may or may not be credited against the purchase price if the property is purchased. Any unreturned option payments will reduce the amount of cash available for further acquisitions or distributions to our stockholders.
Our properties may be subject to impairment charges.
We routinely evaluate our real estate assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and lease structure. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. Since our focus is on properties net leased to a single tenant, the financial failure of, or other default by, a single tenant under its lease may result in a significant impairment loss. If we determine that an impairment has occurred, we would be required to make a downward adjustment to the net carrying value of the property, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded. Negative developments in the real estate market may cause management to reevaluate the business and macro-economic assumptions used in its impairment analysis. Changes in management’s assumptions based on actual results may have a material impact on the Company’s financial statements.
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
The Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board conducted a joint project to re-evaluate lease accounting in order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which will require that a tenant recognize assets and liabilities on the balance sheet for all leases with a lease term of more than 12 months, with the result being the recognition of a right of use asset and a lease liability and the disclosure of key information about the entity’s leasing arrangements. These and other potential changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how our real estate leasing business is conducted. For example, with the ASU 2016-02 revision, companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets under current practice could be reduced or eliminated. This impact in turn could make it more difficult for us to enter into leases on terms we find favorable. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We will adopt the new leasing standard effective on January 1, 2019.
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
We have financed, and intend to continue to finance, a portion of the purchase price of properties by borrowing funds. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the cost of our properties before non-cash reserves and depreciation. Our Board, including our independent directors, has adopted a policy limiting our borrowing to 60%, absent special approval by a majority of our independent directors. As of the date of this Annual Report on Form 10-K, we have sought and received approval of our independent directors to exceed this limit because we are in the process of raising our equity capital to acquire our portfolio.
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
Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates are generally subject to tax at preferential rates. Dividends payable by REITs, however, generally are not eligible for the preferential tax rates applicable to qualified dividend income (but under the Tax Cuts and Jobs Act, U.S. stockholders that are individuals, trusts and estates generally may deduct 20% of ordinary dividends from a REIT for taxable years beginning after December 31, 2017, and before January 1, 2026). Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the preferential rates continue to apply to regular corporate qualified dividends, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs.

Complying with REIT requirements may cause us to forgo otherwise attractive opportunities or to liquidate otherwise attractive assets.
To maintain our qualification as a REIT, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our capital stock. In order to meet these tests, we may be required to forgo acquisitions we might otherwise make. Thus, compliance with the REIT requirements may hinder our performance.
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
Federal tax laws may limit our ability to sell properties and this may affect our ability to sell properties without adversely affecting returns to our stockholders. These restrictions may reduce our ability to respond to changes in the performance of our assets and could adversely affect our financial condition and results of operations.
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
Investments outside the United States could present additional complications to our ability to satisfy the REIT qualification requirements and may subject us to additional taxes.
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
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect our taxation and our ability to continue to qualify as a REIT, or the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their tax advisor with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a regular corporation. As a result, our charter provides our Board with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our Board has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.
In addition, the Tax Cuts and Jobs Act made significant changes to the U.S. federal income tax rules for taxation of individuals and businesses, generally effective for taxable years beginning after December 31, 2017. The Tax Cuts and Jobs Act made major changes to the Code, including a number of provisions of the Code that affect the taxation of REITs and their stockholders. Among the changes made by the Tax Cuts and Jobs Act are permanently reducing the generally applicable corporate tax rate, generally reducing the tax rate applicable to individuals and other noncorporate taxpayers for tax years beginning after December 31, 2017 and before January 1, 2026, eliminating or modifying certain previously allowed deductions (including substantially limiting interest deductibility and, for individuals, the deduction for non-business state and local taxes), and, for taxable years beginning after December 31, 2017 and before January 1, 2026, providing for preferential rates of taxation through a deduction of up to 20% (subject to certain limitations) on most ordinary REIT dividends and certain trade or business income of non-corporate taxpayers. The Tax Cuts and Jobs Act also imposes new limitations on the deduction of net operating losses and requires us to recognize income for tax purposes no later than when we take it into account on our financial statements, which may result in us having to make additional taxable distributions to our stockholders in order to comply with REIT distribution requirements or avoid taxes on retained income and gains. The Tax Cuts and Jobs Act also made numerous large and small changes to the tax rules that do not affect the REIT qualification rules directly but may otherwise affect us or our stockholders.
While the changes in the Tax Cuts and Jobs Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Internal Revenue Code may have unanticipated effects on us or our stockholders. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification and unintended consequences that will have to be revisited in subsequent tax legislation. At this point, it is not clear if or when Congress will address these issues or when the IRS will issue administrative guidance on the changes made in the Tax Cuts and Jobs Act.

We urge our stockholders to consult with their own tax advisor with respect to the status of the Tax Cuts and Jobs Act and other legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common stock.
We may be subject to adverse tax consequences if certain sale-leaseback transactions are not characterized by the IRS as “true leases.”
We may acquire real estate properties and lease them back to the sellers of such properties. In the event the IRS does not characterize such leases as “true leases,” we could be subject to certain adverse tax consequences, including an inability to deduct depreciation expense and cost recovery relating to such property, and under certain circumstances, we could fail to maintain our qualification as a REIT as a result.
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
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a “U.S. real property interest” (“USRPI”) under the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”). Our common stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe that we are a domestically-controlled qualified investment entity. Because our shares may be purchased or redeemed on any business day, no assurance can be given that we are, have been during the applicable testing period, or will be a domestically-controlled qualified investment entity.
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
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted prospectively or retroactively by our Board, for so long as we continue to qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Internal Revenue Code) more than 9.8% in value of or number of shares, whichever is more restrictive, of our outstanding capital stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of the aggregate of our outstanding shares of common stock. Our Board, in its sole discretion and upon receipt of certain representations and undertakings, may exempt a person (prospectively or retrospectively) from the ownership limits. However, our Board may not, among other limitations, grant an exemption from these ownership restrictions to any proposed transferee whose ownership, direct or indirect, in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our Board determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to so qualify as a REIT.
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
For qualified plans and accounts, if an investment in our common stock constitutes a prohibited transaction under the Employee Retirement Income Security Act (“ERISA”) or the Internal Revenue Code, it is possible that our stockholders may be subject to the imposition of significant excise taxes and penalties with respect to the amount invested. In order to avoid triggering additional taxes and/or penalties, if our stockholders intend to invest in our shares through retirement plans (such as pension or profit-sharing trusts) or IRAs, they should consider additional factors.
If our stockholders are investing the assets of any of the entities identified in the prior sentence in our common stock, our stockholders should satisfy themselves that:

•	their investment is consistent with their fiduciary obligations under applicable law, including common law, ERISA and the Code;

•	their investment is made in accordance with the documents and instruments governing the trust, plan or IRA, including a plan’s investment policy;

•	their investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404 (a)(1)(C) of ERISA, if applicable, and other applicable provisions of ERISA and the Code;

•	their investment will not impair the liquidity of the trust, plan or IRA;

•	their investment will not produce “unrelated business taxable income” for the plan or IRA;

•
they will be able to value the assets of the plan annually (or more frequently, if required) in accordance with ERISA requirements and applicable provisions of the applicable trust, plan or IRA document;

•	their investment will not constitute a non-exempt prohibited transaction under Section 406 of ERISA or Section 4975 of the Code; and

•	our assets will not be treated as “plan assets” of our stockholders’ plan arrangement.
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
If our stockholders invest in our common stock through an IRA or other retirement plan, they may be limited in their ability to withdraw required minimum distributions.
If our stockholders establish a plan or account through which they invest in our common stock, federal law may require them to withdraw required minimum distributions from such plan or account in the future. Our common stock will be highly illiquid, and our share redemption program only offers limited liquidity. See “Description of Shares — Share Redemption Program.” If our stockholders require liquidity, they may generally sell their shares, but such sale may be at a price less than the price at which they initially purchased their common stock. If our stockholders fail to withdraw required minimum distributions from their plan or account, they may be subject to certain taxes and tax penalties.
Specific rules apply to foreign, governmental and church plans.
As a general rule, certain employee benefit plans, including foreign pension plans, governmental plans established or maintained in the United States (as defined in Section 3(32) of ERISA), and certain church plans (as defined in Section 3(33) of ERISA), are not subject to ERISA’s requirements and are not “benefit plan investors” within the meaning of the Plan Asset Regulations of the U.S. Department of Labor. Any such plan that is qualified and exempt from taxation under Sections 401(a) and 501(a) of the Internal Revenue Code may nonetheless be subject to the prohibited transaction rules set forth in Section 503 of the Internal Revenue Code and, under certain circumstances in the case of church plans, Section 4975 of the Internal Revenue Code. Also, some foreign plans and governmental plans may be subject to foreign, state, or local laws which are, to a material extent, similar to the provisions of ERISA or Section 4975 of the Internal Revenue Code. Each fiduciary of a plan subject to any such similar law should make its own determination as to the need for, and the availability, of any exemption relief.

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
Market Information
As of March 14, 2019, we had approximately 33.9 million shares of common stock outstanding (19.1 million D Shares, 13.7 million T Shares, no S Shares and 1.1 million I Shares), held by a total of 11,129 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., which serves as our registrar and transfer agent.
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
We have engaged an independent valuation expert which has expertise in appraising commercial real estate assets, including notes receivable secured by real estate, and related liabilities, to provide, on a rolling annual basis, valuations of each of our commercial real estate assets, and, on a rolling quarterly basis, valuations of each of our related liabilities and notes receivable secured by real estate, to be set forth in individual appraisal reports, and to adjust those valuations for events known to the independent valuation expert that it believes are likely to have a material impact on previously provided estimates of the value of the affected commercial real estate assets and notes receivable secured by real estate or related real estate liabilities. In addition, our assets will include liquid assets, which will be priced daily by third party pricing sources, and cash and cash equivalents.
At the end of each business day, our independent fund accountant will calculate our NAV per share for each class using a process that reflects (1) the estimated values of each of our commercial real estate assets, related liabilities and notes receivable provided by our independent valuation expert as described above, (2) daily updates on the price of liquid assets for which third party market quotes are available, (3) accruals of our daily distributions, and (4) estimates of daily accruals, on a net basis, of our operating revenues, expenses including class specific expenses, debt service costs and fees, including class specific fees. NAV for each class will be adjusted for contributions, redemptions and accruals of the class’s daily distributions and estimates of class-specific fee and expense accruals. Upfront selling commissions and dealer manager fees will have no effect on the NAV of any class. NAV is intended to reflect our estimated value on the date that NAV is determined, and NAV of any class at any given time will not reflect any obligation to pay future trail fees that may become payable after the date the NAV is determined. As a result, the estimated liability for the future stockholder servicing fees, which is accrued at the time each share is sold, will have no effect on the NAV of any class. Our independent fund accountant determines our NAV per share by dividing the NAV for each class on such day by the number of shares of such class outstanding as of the end of such day, prior to giving effect to any share purchases or redemptions to be effected on such day. Our Board is responsible for ensuring that the independent valuation expert discharges its responsibilities in accordance with our valuation guidelines, and will periodically receive and review such information about the valuation of our assets and liabilities as it deems necessary to exercise its oversight responsibility. Our NAV is not audited by our independent registered public accounting firm.
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
Share Redemption Program
We have adopted a redemption plan to provide limited liquidity whereby, on a daily basis, stockholders may request that we redeem all or any portion of their shares. Due to the illiquid nature of investments in commercial real estate, however, we may not always have sufficient liquid resources to fund redemption requests. Under our redemption plan, on each business day, stockholders may request that we redeem all or any portion of their shares, subject to a minimum amount of $500.00. The redemption price per share on any business day will be our NAV per share for that day for the class of shares being redeemed, calculated by the independent fund accountant after the close of business on the redemption request day, without giving effect to any share purchases or redemptions to be effected on such day. Subject to limited exceptions, stockholders who redeem their shares of our common stock within the first 365 days from the date of purchase will be subject to a short-term trading fee of 5% of the aggregate NAV per share of the shares of common stock received.
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
Our Board may modify or suspend our redemption plan in its sole discretion if it believes that such action is in the best interests of our stockholders.
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
During the year ended December 31, 2018, we received valid redemption requests for, and redeemed, approximately 1.7 million D Shares, 736,000 T Shares, and 172,000 I Shares of our common stock for $31.8 million, $13.2 million, and $3.2 million, respectively. Subsequent to December 31, 2018, we redeemed approximately 694,000 D Shares, approximately 157,000 T Shares, and approximately 57,000 I Shares for $12.5 million, $2.8 million and $1.0 million, respectively. During the year ended December 31, 2017, we received valid redemption requests for, and redeemed, approximately 1.8 million D Shares, 318,000 T Shares and 242,000 I Shares of our common stock for $32.2 million, $5.7 million and $4.4 million, respectively. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth above. We funded such redemptions with available cash, proceeds from our credit facility, proceeds from our liquid investments and proceeds from the sale of additional shares.

During the three-month period ended December 31, 2018, we redeemed shares as follows:

Period	Share Class	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2018 - October 31, 2018
	D Shares	212,292	$18.17	212,292	(1)
	T Shares	74,142	$17.87	74,142	(1)
	I Shares	—	$—	—	(1)
November 1, 2018 - November 30, 2018
	D Shares	161,899	$18.07	161,899	(1)
	T Shares	59,945	$17.83	59,945	(1)
	I Shares	—	$—	—	(1)
December 1, 2018 - December 31, 2018
	D Shares	185,864	$18.05	185,864	(1)
	T Shares	79,233	$17.66	79,233	(1)
	I Shares	—	$—	—	(1)
Total		773,375		773,375
 ____________________________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Share Redemptions in this Annual Report on Form 10-K, and Note 13 — Stockholders’ Equity to our consolidated financial statements included in this Annual Report on Form 10-K for additional share redemption information.
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
For federal income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a nontaxable return of capital, reducing the tax basis in each U.S. stockholder’s shares. In addition, the amount of distributions in excess of a U.S. stockholder’s tax basis in such shares will be taxable as gain realized from the sale of those shares. See Note 14 — Income Taxes to our consolidated financial statements in this Annual Report on Form 10-K for the character of the distributions paid during the years ended December 31, 2018, 2017 and 2016.

The following table shows the distributions declared on a per share basis during the years ended December 31, 2018, 2017, and 2016 (in thousands, except per share data):

Year Ending December 31,	Share Class	Total Distributions Declared	Distributions Declared per Common Share
2018	D Shares	$17,295	$0.98
	T Shares	$10,437	$0.98
	I Shares	$1,034	$0.98
2017	D Shares	$14,095	$0.98
	T Shares	$6,396	$0.98
	I Shares	$928	$0.98
2016	D Shares	$9,802	$0.98
	T Shares	$2,647	$0.98
	I Shares	$709	$0.98
Use of Public Offering Proceeds
On December 6, 2011, the Initial Registration Statement for our public offering of up to $4.0 billion in shares of common stock was declared effective under the Securities Act. On August 26, 2013, the Multi-Class Registration Statement was declared effective under the Securities Act; we designated the existing shares of our common stock that were sold prior to such date to be W Shares and registered two new classes of our common stock, A Shares and I Shares. On February 10, 2017, the Continuing Offering Registration Statement was declared effective under the Securities Act; we are offering up to $4.0 billion in shares of common stock of the three classes, covering up to $3.5 billion in shares in the Primary Offering and up to $500.0 million in shares pursuant to the DRIP. As a result of the Share Modifications, commencing November 27, 2018, we began offering and selling D Shares, T Shares, S Shares and I Shares in our continuous public offering, rather than W Shares, A Shares and I Shares. We are offering to sell any combination of D Shares, T Shares, S Shares and I Shares with a dollar value up to the maximum offering amount. Additionally, as of December 31, 2018, we were authorized to issue 10.0 million shares of preferred stock, but had none issued or outstanding.
As of December 31, 2018, we had issued approximately 40.5 million shares in the Offering, including shares issued pursuant to our DRIP, for gross proceeds of $732.0 million, out of which we recorded $18.5 million in upfront selling commissions, dealer manager fees and the current portion of stockholder servicing fees and $5.4 million in organization and offering costs. With the net offering proceeds of $708.1 million and the borrowings from our credit facility, we have acquired $975.8 million in real estate assets, inclusive of capitalized acquisition costs, and incurred $10.7 million of acquisition-related expenses. As of December 31, 2018, we received redemption requests for, and redeemed approximately 6.1 million D Shares, 1.2 million T Shares and 414,000 I Shares of our common stock for $108.6 million, $22.0 million and $7.6 million, respectively.
As of March 14, 2019, we have sold the following common shares and raised the following proceeds in connection with the Offering (in thousands, except share data):

	D Shares	T Shares	S Shares	I Shares	Total
Primary Offering
Shares	24,366,738	14,339,151	—	1,483,798	40,189,687
Proceeds	$432,195	$266,608	$—	$26,848	$725,651
Distribution Reinvestment Plan
Shares	1,434,375	699,622	—	97,959	2,231,956
Proceeds	$25,893	$12,560	$—	$1,782	$40,235
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

	Year Ended December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Total real estate assets, net	$861,423	$671,426	$436,774	$257,583	$225,505
Cash and cash equivalents	$3,644	$2,923	$4,671	$14,840	$4,489
Total assets	$885,857	$699,463	$453,572	$281,502	$233,162
Credit facility and notes payable, net	$354,254	$274,830	$159,143	$117,730	$119,530
Total liabilities	$396,865	$316,993	$185,486	$133,558	$130,578
Redeemable common stock	$58,902	$47,024	$32,076	$17,967	$12,545
Stockholders’ equity	$429,324	$334,674	$235,224	$129,977	$90,039
Operating Data:
Total revenues	$70,912	$48,146	$27,311	$19,109	$13,305
Total operating expenses	$52,230	$37,508	$23,233	$13,444	$10,503
Gain on disposition of real estate, net	$1,019	$—	$—	$5,642	$—
Operating income	$19,701	$10,638	$4,078	$5,665	$2,802
Net income (loss) attributable to the Company	$5,158	$312	$(1,292)	$7,327	$251
Cash Flow Data:
Cash flows provided by operating activities	$32,836	$19,311	$8,293	$8,234	$6,574
Cash flows used in investing activities	$(206,856)	$(253,937)	$(187,140)	$(36,009)	$(126,605)
Cash flows provided by financing activities	$175,546	$232,279	$169,160	$38,219	$119,070
Per Common Share Data:
Class D Common Stock:
Net income (loss) attributable to the Company	$3,165	$242	$(952)	$6,025	$223
Basic and diluted weighted average number of common shares outstanding	17,606,217	14,374,833	9,986,524	6,506,020	5,412,144
Basic and diluted net income (loss) per common share	$0.18	$0.02	$(0.10)	$0.93	$0.04
Distributions declared per common share	$0.98	$0.98	$0.98	$0.98	$0.98
Class T Common Stock:
Net income (loss) attributable to the Company	$1,794	$45	$(276)	$911	$19
Basic and diluted weighted average number of common shares outstanding	10,769,145	6,590,846	2,713,815	986,216	413,621
Basic and diluted net income (loss) per common share	$0.17	$0.01	$(0.10)	$0.92	$0.05
Distributions declared per common share	$0.98	$0.98	$0.98	$0.98	$0.98
Class I Common Stock:
Net income (loss) attributable to the Company	$199	$25	$(64)	$391	$8
Basic and diluted weighted average number of common shares outstanding	1,040,969	936,555	718,206	420,662	194,160
Basic and diluted net income (loss) per common share	$0.19	$0.03	$(0.09)	$0.93	$0.04
Distributions declared per common share	$0.98	$0.98	$0.98	$0.98	$0.98

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part II, Item 6. Selected Financial Data section in this Annual Report on Form 10-K and our accompanying consolidated financial statements and the notes thereto. See also the “Cautionary Note Regarding Forward-Looking Statements” section preceding Part I.
Overview
We were formed on July 27, 2010, to acquire and operate a diversified portfolio of (1) necessity retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States, (2) notes receivable and other investments secured by commercial real estate, including the origination of loans, and (3) U.S. government securities, agency securities, corporate debt and other investments for which there is reasonable liquidity. We commenced our principal operations on December 7, 2011, when we issued the initial $10.0 million in shares of our common stock in the Offering and acquired our first real estate property. When we refer to our share classes in this Annual Report on Form 10-K with respect to dates prior to the Restructure Date, we are referring to our shares under our prior share structure, and when we refer to our share classes in this Annual Report on Form 10-K with respect to dates on or after the Restructure Date, we are referring to our shares under our new share structure.
We have no paid employees and are externally advised and managed by CIM Income NAV Management. On February 1, 2018, the Transaction, as discussed in Part I, Item 1 Business — Formation, was completed. As a result of the Transaction, CIM indirectly owns and/or controls CIM Income NAV Management; our dealer manager, CCO Capital; our property manager, CREI Advisors; and CCO Group.
As part of the Transaction, pursuant to the Services Agreement, VEREIT OP is obligated to provide certain services to CCO Group and to us, including operational real estate support. VEREIT OP is obligated to provide such services through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by us, CCPT IV, CCPT V, CCIT II and/or CCIT III with respect to its 2018 fiscal year) and is obligated to provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC. The services provided by VEREIT OP during the Initial Services Term, including but not limited to any advisory, dealer manager and property management services, have been, or by March 31, 2019, will be, transitioned to, and will be provided directly by, our sponsor, advisor, dealer manager or an affiliate thereof.
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
As of December 31, 2018, we owned 152 properties located in 35 states, comprising 5.7 million rentable square feet of commercial space, which includes the rentable square feet of buildings on land subject to ground leases. Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property indebtedness and acquisition and operating expenses. Rental and other property income accounted for 90%, 91%, 90% of our total revenue for the years ended December 31, 2018, 2017, and 2016, respectively. As 99.6% of our rentable square feet was under lease as of December 31, 2018, with a weighted average remaining lease term of 10.9 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. CIM Income NAV Management regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.

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

Operating Highlights and Key Performance Indicators
2018 Activity

•	Acquired 19 properties for an aggregate purchase price of $254.2 million.

•	Disposed of six properties, consisting of four retail properties and two anchored shopping center, for an aggregate sales price of $49.1 million.

•
Issued approximately 9.8 million shares of common stock in the Offering, including 758,000 in shares issued pursuant to the DRIP, for gross offering proceeds of $181.4 million before organization and offering costs, upfront selling commissions, dealer manager fees, and the current portion of stockholder servicing fees of $7.9 million.

•	Total debt increased by $78.7 million, from $278.2 million to $356.9 million.
Portfolio Information
Real Estate Portfolio
As of December 31, 2018, we owned 152 commercial properties located in 35 states, comprising 5.7 million rentable square feet, which includes the rentable square feet of buildings on land subject to ground leases. As of December 31, 2018, these properties were 99.6% leased (including any month-to-month agreements) with a weighted average remaining lease term of 10.9 years.
The following table shows the property statistics of our real estate assets as of December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Number of commercial properties	152	139	108
Rentable square feet (in thousands) (1)	5,739	4,366	3,139
Percentage of rentable square feet leased	99.6%	99.4%	99.3%
Percentage of investment-grade tenants (2)	31.1%	39.8%	41.5%
 ____________________________________

(1)	Includes square feet of buildings on land that are subject to ground leases.

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

The following table summarizes our real estate acquisition activity during the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Commercial properties acquired	19	31	31
Purchase price of acquired properties (in thousands)	$254,216	$253,448	$186,289
Rentable square feet of acquired properties (in thousands) (1)	1,719	1,227	1,213
 ____________________________________

(1)	Includes square feet of buildings on land that are subject to ground leases.

The following table shows the tenant diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2018:

		Leased	2018	2018	Percentage of
	Total	Square	Annualized	Annualized	2018
	Number	Feet (2)	Rental Income	Rental Income	Annualized
Tenant	of Leases (1)	(in thousands)	(in thousands)	per Square Foot (2)	Rental Income
Valvoline	1	162	$2,978	$18.38	4%
Consumer Cellular	2	160	2,878	17.99	4%
AAA	1	120	2,784	23.20	4%
AK Steel	1	136	2,062	15.16	3%
Hobby Lobby	5	270	2,048	7.59	3%
Art Van Furniture	1	135	1,962	14.53	3%
CarMax	1	92	1,924	20.91	3%
Lowe's	2	298	1,833	6.15	3%
Valeo	2	178	1,759	9.88	3%
Dollar General	19	179	1,734	9.69	2%
Other	143	3,985	45,932	11.53	68%
	178	5,715	$67,894	$11.88	100%
 ____________________________________

(1)	Includes leases which are master lease agreements.

(2)	Including square feet of buildings on land that is subject to ground leases.
The following table shows the tenant industry diversification of our real estate portfolio, based on annualized rental income as of December 31, 2018:

		Leased	2018	2018	Percentage of
	Total	Square	Annualized	Annualized	2018
	Number	Feet (2)	Rental Income	Rental Income	Annualized
Industry	of Leases (1)	(in thousands)	(in thousands)	per Square Foot (2)	Rental Income
Manufacturing	11	1,183	$11,014	$9.31	16%
Grocery	9	676	6,817	10.08	10%
Discount Store	37	582	5,926	10.18	9%
Home Furnishings	8	476	4,563	9.59	7%
Other Services	7	275	4,225	15.36	6%
Information & Communication	7	230	4,034	17.54	6%
Motor Vehicle	13	209	3,671	17.56	5%
Insurance	1	120	2,785	23.21	4%
Home and Garden	8	371	2,760	7.44	4%
Hobby, Books and Music	6	303	2,362	7.80	4%
Other	71	1,290	19,737	15.30	29%
	178	5,715	$67,894	$11.88	100%
 ____________________________________

(1)	Includes leases which are master lease agreements.

(2)	Including square feet of buildings on land that is subject to ground leases.

The following table shows the geographic diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2018:

		Rentable	2018	2018	Percentage of
	Total	Square	Annualized	Annualized	2018
	Number of	Feet (1)	Rental Income	Rental Income	Annualized
Location	Properties	(in thousands)	(in thousands)	per Square Foot (1)	Rental Income
Ohio	17	663	$8,256	$12.45	12%
Illinois	9	838	6,943	8.29	10%
New Jersey	2	201	3,977	19.79	6%
North Carolina	7	227	3,492	15.38	5%
Arizona	5	182	3,464	19.03	5%
Michigan	8	287	3,292	11.47	5%
Texas	9	285	3,242	11.38	5%
Kentucky	2	166	3,099	18.67	5%
Georgia	8	205	2,985	14.56	4%
Rhode Island	2	129	2,891	22.41	4%
Other	83	2,556	26,253	10.27	39%
	152	5,739	$67,894	$11.83	100%
 ____________________________________

(1)	Including square feet of buildings on land that is subject to ground leases.
The following table shows the property type diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2018:

			2018	2018	Percentage of
	Total	Rentable	Annualized	Annualized	2018
	Number of	Square Feet (1)	Rental Income	Rental Income	Annualized
Property Type	Properties	(in thousands)	(in thousands)	per Square Foot (1)	Rental Income
Retail	122	2,733	$35,231	$12.89	52%
Anchored shopping centers	6	514	7,573	14.73	11%
Industrial and distribution	14	1,523	8,755	5.75	13%
Office	10	969	$16,335	16.86	24%
Total:	152	5,739	$67,894	$11.83	100%
____________________________________

(1)	Includes square feet of buildings on land parcels subject to ground leases.
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
Our leases, as of December 31, 2018, provided for annual base rental payments (payable in monthly installments) ranging from $15,000 to $3.0 million, and had an average annual base rental payment of $365,000, with a weighted average remaining lease term of 10.9 years.

The following table shows lease expirations of our real estate portfolio as of December 31, 2018, during each of the next ten years and thereafter, assuming no exercise of renewal options:

	Total	Leased	2018	2018	Percentage of
	Number	Square Feet	Annualized	Annualized	2018
Year of	of Leases	Expiring (2)	Rental Income	Rental Income	Annualized
Lease Expiration	Expiring (1)	(in thousands)	Expiring (in thousands)	per Square Foot (2)	Rental Income
2019	1	2	$37	$18.50	*
2020	5	48	510	10.63	1%
2021	5	33	533	16.15	1%
2022	7	66	919	13.92	1%
2023	16	184	2,113	11.48	3%
2024	21	325	4,676	14.39	7%
2025	9	225	3,310	14.71	5%
2026	22	746	6,709	8.99	10%
2027	20	565	9,224	16.33	14%
2028	10	262	4,241	16.19	6%
Thereafter	62	3,259	35,622	10.93	52%
	178	5,715	$67,894	$11.88	100%
 ____________________________________
* Represents less than 1% of the total annual base rent.

(1)	Includes leases which are master lease agreements.

(2)	Including square feet of buildings on land that is subject to ground leases.
The following table shows the economic metrics of our real estate assets as of and for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Economic Metrics
Weighted-average lease term (in years) (1)	10.9	10.8	10.6
Lease rollover (1),(2):
Annual average	1.2%	1.0%	1.1%
Maximum for a single year	3.1%	1.9%	1.9%
____________________________________

(1)	Based on annualized rental income of our real estate portfolio as of the respective reporting date.

(2)	Through the end of the next five years as of the respective reporting date.

Results of Operations
Overview
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate in general, that may reasonably be expected to have a material impact on our results from the acquisition, management and operations of properties other than those listed in Part I, Item 1A — Risk Factors.
Same Store Analysis
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate assets. We review our stabilized operating results, measured by net operating income (“NOI”), from properties that we owned for the entirety of both the current and prior year reporting periods, referred to as “same store” properties, and we believe that the presentation of operating results for same store properties provides useful information to stockholders. Net operating income is a supplemental non-GAAP financial measure of a real estate company’s operating performance. Net operating income is considered by management to be a helpful supplemental performance measure, as it enables management to evaluate the impact of occupancy, rents, leasing activity, and other controllable property operating results at our real estate properties, and it provides a consistent method for the comparison of our properties. We define NOI as operating revenues less operating expenses, which exclude (i) depreciation and amortization, (ii) interest expense and other non-property related revenue and expenses items such as (a) general and administrative expenses, (b) advisory fees, (c) transaction-related expenses and (d) income from marketable securities. Our NOI may not be comparable to that of other REITs and should not be considered to be more relevant or accurate in evaluating our operating performance than the current GAAP methodology used in calculating net income. In determining the same store property pool, we include all properties that were owned for the entirety of both the current and prior reporting periods, except for properties during the current or prior year that were under development or redevelopment.
Comparison of the Years Ended December 31, 2018 and 2017
A total of 102 properties were acquired before January 1, 2017 and represent our “same store” properties during the years ended December 31, 2018 and 2017. “Non-same store” properties, for purposes of the table below, includes properties acquired on or after January 1, 2017. The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2018	2017	Change	2018	2017	Change	2018	2017	Change
Rental income (1)	$63,710	$43,670	$20,040	$30,078	$30,213	$(135)	$33,632	$13,457	$20,175
Tenant reimbursement income	7,068	4,355	2,713	2,571	2,474	97	4,497	1,881	2,616
Total property-related income	70,778	48,025	22,753	32,649	32,687	(38)	38,129	15,338	22,791

Property operating expenses	2,798	1,740	1,058	1,100	1,118	(18)	1,698	622	1,076
Real estate tax expenses	5,076	3,358	1,718	2,068	1,885	183	3,008	1,473	1,535
Total property operating expenses	7,874	5,098	2,776	3,168	3,003	165	4,706	2,095	2,611

Net operating income	$62,904	$42,927	$19,977	$29,481	$29,684	$(203)	$33,423	$13,243	$20,180

Interest income on marketable securities	$134	$121	$13
General and administrative expenses	(7,096)	(6,563)	(533)
Advisory fees and expenses	(5,858)	(4,910)	(948)
Transaction-related expenses	(1,774)	(2,174)	400
Depreciation and amortization	(27,361)	(18,536)	(8,825)
Impairment	(2,267)	(227)	(2,040)
Gain on disposition of real estate, net	1,019	—	1,019
Interest expense and other, net	(14,506)	(10,291)	(4,215)
Net income	$5,195	$347	$4,848
______________________

(1)	Includes income from properties disposed of during the period.

Net Operating Income
Same store property net operating income decreased $203,000 during the year ended December 31, 2018, as compared to the same period in 2017. The decrease is primarily due to the decrease in same store occupancy from 99.5% as of December 31, 2017 to 99.2% as of December 31, 2018, which is due to a same store tenant declaring bankruptcy. This bankruptcy accounted for $216,000 of the net decrease in net property income for the year ended December 31, 2018.
Non-same store property net operating income increased $20.2 million during 2018, as compared to the same period in 2017. The increase is primarily due to the acquisition of 19 rental income-producing properties subsequent to December 31, 2017, as well as recognizing a full period of net operating income for the 31 properties acquired during the year ended December 31, 2017.
General and Administrative Expenses
The primary general and administrative expense items are operating expense reimbursements to our advisor, professional and accounting fees and escrow and trustee fees.
The increase in general and administrative expenses of $533,000 for the year ended December 31, 2018, compared to the same period in 2017, was primarily due to an increase in platform fees related to the increase in the size of our portfolio and operating expense reimbursements to our advisor.
Advisory Fees and Expenses
The advisory fees and expenses that we pay to our advisor are based upon our NAV.
Advisory fees and expenses increased $948,000 during the year ended December 31, 2018, as compared to the same period in 2017, primarily due to an increase in our average total NAV for all share classes of $137.0 million during the year ended December 31, 2018, which resulted in an increase of $1.4 million in advisory fees and advisor reimbursements over the prior year, offset by a $647,000 decrease due to the fact that we did not meet the performance fee hurdle return during 2018.
Transaction-Related Expenses
We reimburse CIM Income NAV Management or its affiliates for transaction-related expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, so long as the total expenses relating to the transaction do not exceed 6.0% of the contract purchase price, unless otherwise approved by a majority of our Board, including a majority of our independent directors, as commercially competitive, fair and reasonable to us. In April 2017, we adopted ASU 2017–01, which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. As of April 2017, our acquisitions qualify as asset acquisitions, and, as such, certain acquisition costs related to these asset acquisitions are capitalized. Prior to the adoption of ASU 2017-01 in April 2017, costs related to property acquisitions were expensed as incurred.
The decrease in transaction-related expenses of $400,000 during the year ended December 31, 2018, as compared to the same period in 2017, was primarily due to the adoption of ASU 2017-01.
Depreciation and Amortization
The increase in depreciation and amortization expenses of $8.8 million during the year ended December 31, 2018, as compared to the same period in 2017, was primarily due to the acquisition of 19 additional rental income-producing properties subsequent to December 31, 2017, as well as recognizing a full year of depreciation and amortization expenses on 31 properties acquired in 2017, offset by the disposition of six rental income-producing properties during the year ended December 31, 2018.
Impairment
Impairments increased $2.0 million during the year ended December 31, 2018, as compared to the same period in 2017, which was primarily due to the size of the properties that were impaired during the respective periods. During the year ended December 31, 2018, management classified one anchored shopping center as held for sale (the “2018 Impaired Property”) with a carrying value that was greater than its fair value less selling costs. The 2018 Impaired Property had a carrying value of $19.1 million. During the year ended December 31, 2017, management classified one anchored shopping center as held for sale (the “2017 Impaired Property”) with a carrying value that was greater than its fair value less selling costs. The 2017 Impaired Property had a carrying value of $8.3 million.

Gain on Disposition of Real Estate, Net
Gain on disposition of real estate, net was $1.0 million for the year ended December 31, 2018. The gain recorded was due to the disposition of two anchored shopping centers and four retail properties during the year ended December 31, 2018. No dispositions occurred during the years ended December 31, 2017 or 2016.
Interest Expense and Other, Net
The increase in interest expense and other, net, of $4.2 million for the year ended December 31, 2018, as compared to the same period in 2017, was primarily due to an increase of $121.4 million in our average outstanding debt balance for the year ended December 31, 2018, compared to the year ended December 31, 2017, as well as an increase in the weighted average interest rate from 3.58% as of December 31, 2017 to 3.97% as of December 31, 2018.
Comparison of the Years Ended December 31, 2017 and 2016
A total of 77 properties were acquired before January 1, 2016 and represent our “same store” properties during the years ended December 31, 2017 and 2016. “Non-same store” properties, for purposes of the table below, includes properties acquired on or after January 1, 2016. The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2017	2016	Change	2017	2016	Change	2017	2016	Change
Rental income (1)	$43,670	$24,574	$19,096	$20,449	$20,565	$(116)	$23,221	$4,009	$19,212
Tenant reimbursement income	4,355	2,620	1,735	2,461	2,505	(44)	1,894	115	1,779
Total property-related income	48,025	27,194	20,831	22,910	23,070	(160)	25,115	4,124	20,991

Property operating expenses	1,740	1,090	650	1,075	1,032	43	665	58	607
Real estate tax expenses	3,358	2,055	1,303	2,010	1,967	43	1,348	88	1,260
Total property operating expenses	5,098	3,145	1,953	3,085	2,999	86	2,013	146	1,867

Net operating income	$42,927	$24,049	$18,878	$19,825	$20,071	$(246)	$23,102	$3,978	$19,124

Interest income on marketable securities	$121	$117	$4
General and administrative expenses	(6,563)	(4,544)	(2,019)
Advisory fees and expenses	(4,910)	(2,760)	(2,150)
Transaction-related expenses	(2,174)	(3,251)	1,077
Depreciation and amortization	(18,536)	(9,533)	(9,003)
Impairment	(227)	—	(227)
Interest expense and other, net	(10,291)	(5,380)	(4,911)
Net income (loss)	$347	$(1,302)	$1,649
______________________

(1)	Includes income from properties disposed of during the period.
Net Operating Income
Same store property net operating income decreased $246,000 during the year ended December 31, 2017, as compared to the same period in 2016. The decrease was primarily due to the decrease in occupancy at our same store properties from 98.9% as of December 31, 2016 to 98.6% as of December 31, 2017, which resulted in a decrease in net operating income of $267,000.
Non-same store property net operating income increased $19.1 million during 2017, as compared to the same period in 2016. The increase is primarily due to recognizing a full period of net operating income for the 31 properties acquired during the year ended December 31, 2016, as well as the acquisition of 31 rental income-producing properties subsequent to December 31, 2016.

General and Administrative Expenses
The increase in general and administrative expenses of $2.0 million for the year ended December 31, 2017, compared to the same period in 2016, was primarily due to an increase in operating expense reimbursements to our advisor during the year ended December 31, 2017, primarily as a result of the acquisition of 31 additional rental income-producing properties subsequent to December 31, 2016.
Advisory Fees and Expenses
Advisory fees and expenses increased $2.2 million during the year ended December 31, 2017, as compared to the same period in 2016, due to an increase in the NAV for each class of common stock. The total NAV for all share classes increased $149.5 million during the year ended December 31, 2017, which resulted in an increase of $1.4 million and $141,000 in advisory fees and advisor reimbursements, respectively, over the prior year and a $647,000 increase in performance fees, as we did not meet the performance fee hurdle return in 2016.
Transaction-Related Expenses
The decrease in transaction-related expenses of $1.1 million during the year ended December 31, 2017, as compared to the same period in 2016, was primarily due to the acquisition of 12 rental income-producing properties prior to the adoption of ASU 2017-01, for an aggregate purchase price of $52.5 million during the year ended December 31, 2017, compared to the acquisition of 31 commercial properties for an aggregate purchase price of $186.3 million during the year ended December 31, 2016. During the year ended December 31, 2016, transactions-related costs related to property acquisitions were expensed as incurred.
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
Impairment
Impairments increased $227,000 during the year ended December 31, 2017, as compared to the same period in 2016, due to management identifying the carrying value to be greater than the fair value less selling costs of one anchored shopping center held for sale during the year.
Interest Expense and Other, Net
The increase in interest expense and other, net, of $4.9 million for the year ended December 31, 2017, as compared to the same period in 2016, was primarily due to an increase of $111.7 million in our average outstanding debt balance for the year ended December 31, 2017, compared to the year ended December 31, 2016.
Distributions
On a quarterly basis, our Board authorizes a daily distribution for the succeeding quarter. Our Board authorized the following daily distribution amounts per share for the periods indicated below:

Period Commencing	Period Ending	Daily Distribution Amount (1)
December 8, 2011	December 31, 2011	$0.002260274
January 1, 2012	September 30, 2012	$0.002254099
October 1, 2012	December 31, 2012	$0.002383836
January 1, 2013	September 30, 2013	$0.002429042
October 1, 2013	March 31, 2014	$0.002563727
April 1, 2014	June 30, 2019	$0.002678083
______________________
(1) The daily distribution amount for each class of outstanding common stock is adjusted based on the relative NAV of the various classes each day so that, from day to day, distributions constitute a uniform percentage of the NAV per share of all classes. As a result, from day to day, the per share daily distribution for each outstanding class of common stock may be higher or lower than the daily distribution amount authorized by our Board based on the relative NAV of each class of common stock on that day.
As of December 31, 2018, we had distributions payable of $2.7 million.
The following table presents distributions and sources of distributions for the periods indicated below (dollars amounts in thousands):

	Year Ended December 31,
	2018		2017
	Amount	Percent	Amount		Percent
Distributions paid in cash	$14,399	51%	$10,448		50%
Distributions reinvested	13,774	49%	10,289		50%
Total distributions	$28,173	100%	$20,737		100%

Source of distributions:
Net cash provided by operating activities (1)	$28,173	100%	$19,311	(2)	93%
Proceeds from issuance of common stock	—	—%	1,426		7%
Total sources	$28,173	100%	$20,737		100%
______________________
(1) Net cash provided by operating activities for the years ended December 31, 2018 and 2017 was $32.8 million and $19.3 million, respectively.
(2) Prior to the adoption of ASU 2017–01 in April 2017, we treated our real estate acquisition-related expenses, which are included in transaction-related expenses on the accompanying consolidated statements of operations, as funded by proceeds from the Initial Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the year ended December 31, 2017 includes the amount by which real estate acquisition–related expenses have reduced net cash flows from operating activities in prior periods.
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
Our share redemption plan includes certain redemption limits, including a quarterly limit and, in some cases, an individual stockholder limit. During the year ended December 31, 2018, we received redemption requests for, and redeemed approximately 1.7 million D Shares, 736,000 T Shares, and 172,000 I Shares for $31.8 million, $13.2 million, and $3.2 million, respectively. See Note 13 —Stockholders’ Equity Summary of Significant Accounting Policies to our consolidated financial statements included in this Annual Report on Form 10-K for additional terms of the share redemption program, including the share redemption plan limits.
We intend to fund share redemptions with available cash, proceeds from our liquid investments and proceeds from the sale of additional shares. We may, after taking the interests of our Company as a whole and the interests of our remaining stockholders into consideration, use proceeds from any available sources at our disposal to satisfy redemption requests, including, but not limited to, proceeds from sales of additional shares, excess cash flow from operations, sales of our liquid investments, incurrence of indebtedness and, if necessary, proceeds from the disposition of real estate properties or real estate related assets. In an effort to have adequate cash available to support our share redemption plan, CIM Income NAV Management may determine to reserve borrowing capacity under our line of credit. CIM Income NAV Management could then elect to borrow against our line of credit in part to redeem shares presented for redemption during periods when we do not have sufficient proceeds from the sale of shares in the Offering to fund all redemption requests. See the discussion of our share redemption program in Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Redemption Program in this Annual Report on Form 10-K.

Liquidity and Capital Resources
General
We expect to continue to raise capital through the Offering and to utilize such funds and future proceeds from secured or unsecured financing to complete future property acquisitions and for general corporate uses. The source of our operating cash flows is primarily the rental income received from current and future leased properties. As of December 31, 2018, we had raised $732.0 million of gross proceeds from the Offering before organization and offering costs, upfront selling commissions, dealer manager fees and the current portion of stockholder servicing fees of $23.9 million. Refer to Item 1A - Risk Factors for risks related to our ability to raise capital in the near term.
Our credit facility with JPMorgan Chase Bank, N.A. as administrative agent (“JPMorgan Chase”), provides for borrowings up to $425.0 million, which is comprised of $212.5 million in unsecured revolving loans (the “Revolving Loans”) and $212.5 million in unsecured term loans (the “Term Loans”), collectively, the credit facility (the “Credit Facility”). As of December 31, 2018, we had $206.5 million in unused capacity, subject to borrowing availability. As of December 31, 2018, we had cash and cash equivalents of $3.6 million and investments in marketable securities of $5.5 million.
Our investment guidelines provide that we will target the following aggregate allocation to relatively liquid investments, such as U.S. government securities, agency securities, corporate debt, publicly traded debt and equity real estate-related securities, cash, cash equivalents and other short-term investments and, in CIM Income NAV Management’s discretion, lines of credit (collectively, the “Liquid Assets”): (1) 10% of our NAV up to $1.0 billion and (2) 5% of our NAV in excess of $1.0 billion. To the extent that CIM Income NAV Management determines that we should maintain borrowing capacity under lines of credit, the amount available under the lines of credit will be included in calculating the Liquid Assets under these guidelines. These are guidelines, and our stockholders should not expect that we will, at all times, hold liquid assets at or above the target levels or that all liquid assets will be available to satisfy redemption requests as we receive them. We anticipate that both our overall allocation to liquid assets as a percentage of our NAV and our allocation to different types of liquid assets will vary. In making these determinations our advisor will consider our receipt of proceeds from sales of additional shares, our cash flow from operations, available borrowing capacity under lines of credit, if any, or from additional mortgages on our real estate, our receipt of proceeds from sales of assets, and the anticipated use of cash to fund redemptions, as well as the availability and pricing of different investments. The amount of the Liquid Assets is determined by our advisor, in its sole discretion, but is subject to review by our independent directors on a quarterly basis.
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

Contractual Obligations
As of December 31, 2018, we had debt outstanding with a carrying value of $356.9 million, with a weighted average interest rate of 3.97%. See Note 8 — Credit Facility and Notes Payable to our consolidated financial statements in this Annual Report on Form 10-K for a description of certain terms of the debt.
Our contractual obligations as of December 31, 2018 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - credit facility(2)	$218,500	$—	$6,000	$212,500	$—
Interest payments - credit facility(3)	32,090	8,778	17,499	5,813	—
Principal payments - fixed debt rate	138,459	—	29,682	91,827	16,950
Interest payments - fixed debt rate(4)	19,607	5,470	10,392	2,978	767
Total	$408,656	$14,248	$63,573	$313,118	$17,717
____________________________________

(1)	The table does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
The table does not include the impact of any extension. We may elect to extend the maturity of the Revolving Loans to no later than September 6, 2022, subject to satisfying certain conditions contained in the second amended credit agreement, or refinance the debt or enter into the new financing arrangement.

(3)
As of December 31, 2018, the Term Loans outstanding totaled $212.5 million, all of which are subject to interest rate swap agreements. The weighted average all-in interest rate for the Swapped Terms Loans was 4.01%. The remaining $6.0 million outstanding under the Credit Facility has a weighted average interest rate of 4.28% as of December 31, 2018.

(4)
As of December 31, 2018, we had $78.2 million of variable rate mortgage notes effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

Our charter prohibits us from incurring debt that would cause our borrowings to exceed 75% of our gross assets, valued at the aggregate cost (before depreciation and other non-cash reserves), unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report. As of December 31, 2018, our ratio of debt to total gross assets net of gross intangible lease liabilities was 39.3%, and our ratio of debt to the fair market value of our gross assets was 38.5%. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2018 used to determine our estimated per share NAV.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as financing and issuance costs and related accumulated amortization, less all cash and cash equivalents. As of December 31, 2018, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 38.9%.

The following table provides a reconciliation of the Credit Facility and notes payable, net balance, as reported on our consolidated balance sheet, to net debt as of December 31, 2018 (dollar amounts in thousands):

Balance as of December 31, 2018
Credit facility and notes payable, net	$354,254
Deferred costs, net (1)	2,705
Less: Cash and cash equivalents	(3,644)
Net debt	$353,315
Gross real estate assets, net (2)	$907,392
Net debt leverage ratio	38.9%
____________________________

(1)	Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility.

(2)	Net of gross intangible lease liabilities.
Cash Flow Analysis
Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
Operating Activities. Net cash provided by operating activities increased by $13.5 million for the year ended December 31, 2018, as compared to the same period in 2017, primarily due to the acquisition of 19 additional rental income-producing properties subsequent to December 31, 2017, offset by the disposition of six rental income-producing properties. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased $47.1 million for the year ended December 31, 2018, as compared to the same period in 2017, primarily due to the disposal of six properties resulting in net proceeds of $47.7 million, offset by an increase in real estate investments of $1.0 million during the year ended December 31, 2018.
Financing Activities. Net cash provided by financing activities decreased by $56.7 million for the year ended December 31, 2018, as compared to the same period in 2017, primarily due to a decrease in net proceeds from borrowing facilities and notes payable of $38.3 million, an increase in net share issuance and share redemptions of $17.9 million and an increase in distributions to stockholders of $4.0 million, partially offset by a decrease in deferred financing costs paid of $3.4 million.
Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
Operating Activities. Net cash provided by operating activities increased by $11.0 million for the year ended December 31, 2017, as compared to the same period in 2016, primarily due to the acquisition of 31 additional rental income-producing properties subsequent to December 31, 2016.
Investing Activities. Net cash used in investing activities increased by $66.8 million for the year ended December 31, 2017, as compared to the same period in 2016, primarily due to the increase in real estate investments of $67.5 million during the year ended December 31, 2017.
Financing Activities. Net cash provided by financing activities increased by $63.1 million, as compared to the same period in 2016, primarily due to an increase in net proceeds from borrowing facilities and notes payable of $75.4 million, partially offset by an increase in net share redemptions and share issuance of $5.1 million, an increase in distributions to stockholders of $3.9 million, and an increase in deferred financing costs paid of $2.3 million.
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
Inflation
We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. There are, and we expect that there will continue to be, provisions in many of our tenant leases that are intended to protect us from, and mitigate the risk of, the impact of inflation. These provisions include rent steps and clauses enabling us to receive payment of additional rent calculated as a percentage of the tenant’s gross sales above pre-determined thresholds. In addition, most of our leases require the tenant to pay all or a majority of the property’s operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs. However, due to the long-term nature of leases for real property, such leases may not reset frequently enough to adequately offset the effects of inflation.
Related-Party Transactions and Agreements
We have entered into agreements with CIM Income NAV Management and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, CIM Income NAV Management or its affiliates, primarily advisory and performance fees and expenses, organization and offering costs, sales commissions, dealer manager fees and expenses, ongoing stockholder servicing fees, and reimbursement of certain acquisition and operating costs. See Note 11 — Related-Party Transactions and Agreements to our consolidated financial statements in this Annual Report on Form 10-K for a further explanation of the various related-party transactions, agreements and fees.
Conflicts of Interest
Richard S. Ressler, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, is the chairman of the board, chief executive officer and president of CCPT IV and CCIT III, a director of CCIT II and CCPT V, and vice president of our advisor, CIM Income NAV Management. One of our directors, Avraham Shemesh, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, serves as a director of CCIT III and CCPT IV, as well as chairman of the board, chief executive officer and president of CCIT II and CCPT V, and is president and treasurer of CIM Income NAV Management. One of our independent directors, W. Brian Kretzmer, also serves as an independent director of CCPT IV and CCIT III. Our chief financial officer and treasurer, Nathan D. DeBacker, who is also an officer of other real estate programs sponsored by CCO Group, is vice president of CIM Income NAV Management. In addition, affiliates of CIM Income NAV Management act as an advisor to CCPT IV, CCPT V, CCIT II and CCIT III, all of which are public, non-listed REITs sponsored or operated by CCO Group. As such, there are conflicts of interest where CIM Income NAV Management or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM or another real estate program sponsored or operated by CIM or CCO Group, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of CIM Income NAV Management and CIM and these other real estate programs sponsored or operated by CCO Group could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of December 31, 2018 and 2017, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
Interest Rate Risk
As of December 31, 2018, we had variable rate debt of $6.0 million, excluding any debt subject to interest rate swap agreements, and therefore, we are exposed to interest rate changes in the London Interbank Offered Rate (“LIBOR”). As of December 31, 2018, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $30,000 per year.
As of December 31, 2018, we had nine interest rate swap agreements outstanding, which mature on various dates from September 2019 to September 2022, with an aggregate notional amount of $290.7 million and an aggregate net fair value asset of $657,000. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of December 31, 2018, an increase of 50 basis points in interest rates would result in a derivative asset of $4.5 million, representing a $3.9 million net change to the fair value of the net derivative asset. A decrease of 50 basis points would result in a derivative liability of $3.3 million, representing a $3.9 million decrease to the fair value of the net derivative asset.
As the information presented above includes only those exposures that existed as of December 31, 2018, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2018.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2018 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2018, were effective at a reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be presented in our definitive proxy statement for our 2019 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item will be presented in our definitive proxy statement for our 2019 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be presented in our definitive proxy statement for our 2019 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item will be presented in our definitive proxy statement for our 2019 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be presented in our definitive proxy statement for our 2019 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

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
Exhibits
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

1.1
Third Amended and Restated Dealer Manager Agreement by and between CIM Income NAV, Inc. and CCO Capital, LLC, dated November 27, 2018 (Incorporated by reference to Exhibit 1.1 of CIM Income NAV, Inc.’s Post-effective Amendment No. 9 to Form S-11 (File No. 333-213271), filed November 27, 2018).

1.2	Form of Selected Dealer Agreement (Incorporated by reference to Exhibit 1.2 to CIM Income NAV, Inc.’s Post-effective Amendment No. 9 to Form S-11 (File No. 333-213271), filed November 27, 2018).

3.1
Second Articles of Amendment and Restatement of CIM Income NAV, Inc. (f/k/a Cole Real Estate Income Strategy (Daily NAV), Inc.), dated as of August 26, 2013 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 333-169535), filed August 26, 2013).

3.2
Articles of Amendment to the Second Articles of Amendment and Restatement of CIM Income NAV, Inc. (f/k/a Cole Real Estate Income Strategy (Daily NAV), Inc., dated August 2, 2017 (Incorporated by reference to Exhibit 3.4 the Company’s Post-effective Amendment No. 3 to the Company’s Form S-11 (File No. 333-213271), filed August 2, 2017).

3.3
Second Articles of Amendment to the Second Articles of Amendment and Restatement of CIM Income NAV, Inc., dated November 27, 2018 (Incorporated by reference to Exhibit 3.3 of CIM Income NAV, Inc.’s Post-effective Amendment No. 9 to Form S-11 (File No. 333-213271), filed November 27, 2018).

3.4
Articles Supplementary to the Second Articles of Amendment and Restatement of CIM Income NAV, Inc., dated as of November 27, 2018 (Incorporated by reference to Exhibit 3.4 of CIM Income NAV, Inc.’s Post-effective Amendment No. 9 to Form S-11 (File 333-213271), filed November 27, 2018).

3.5
Bylaws of CIM Income NAV, Inc. (f/k/a Cole Real Estate Income Strategy (Daily NAV), Inc.) effective September 28, 2011 (Incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 4 to the Company’s Registration on Form S-11 (File No. 333-169535), filed November 3, 2011).

3.6	First Amendment of Bylaws effective June 14, 2012 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 333-169535), filed June 19, 2012).

3.7
Second Amendment of Bylaws effective November 27, 2018 (Incorporated by reference to Exhibit 3.7 of CIM Income NAV, Inc.’s Post-effective Amendment No. 9 to Form S-11 (File No. 333-213271), filed November 27, 2018.

4.1
Second Amended and Restated Distribution Reinvestment Plan, effective November 27, 2018 (Incorporated by reference to Appendix E to CIM Income NAV, Inc.’s Post-effective Amendment No. 9 to Form S-11 (File No. 333-213271), filed November 27, 2018).

4.2
Amended and Restated Multiple Class Plan of CIM Income NAV, Inc., effective November 27, 2018 (Incorporated by reference to Exhibit 4.2 to CIM Income NAV, Inc.’s Post-effective Amendment No. 9 to Form S-11 (File No. 333-213271), filed November 27, 2018).

4.3	Form of Initial Subscription Agreement (Incorporated by reference to Exhibit 4.3 to CIM Income NAV, Inc.’s Post-effective Amendment No. 9 to Form S-11 (File No. 333-213271), filed November 27, 2018).

Exhibit No.	Description
4.4
Form of Additional Subscription Agreement (Incorporated by reference to Exhibit 4.4 to CIM Income NAV, Inc.’s Post-effective Amendment No. 9 to Form S-11 (File No. 333-213271), filed November 27, 2018).

10.1
Independent Valuation Expert Agreement by and between CIM Income NAV, Inc (f/k/a Cole Real Estate Income Strategy (Daily NAV), Inc.) and CB Richard Ellis, Inc., dated September 1, 2011 (Incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 4 to the Company’s Form S-11 (File No. 333-169535), filed November 3, 2011).

10.2
First Amendment to Independent Valuation Expert Agreement by and between CIM Income NAV, Inc. and CBRE, Inc. (formerly known as CB Richard Ellis, Inc.), dated November 27, 2018 (Incorporated by reference to Exhibit 10.2 to CIM Income NAV, Inc.’s Post-effective Amendment No. 9 to Form S-11 (File 333-213271), filed November 27, 2018).

10.3
Third Amended and Restated Agreement of Limited Partnership of CIM Income NAV Operating Partnership, LP, dated November 27, 2018 (Incorporated by reference to Exhibit 10.3 to CIM Income NAV’s Post-effective Amendment No. 9 to Form S-11 (File No. 333-213271), filed November 27, 2018).

10.4
Second Amended and Restated Advisory Agreement by and among CIM Income NAV, Inc., CIM Income NAV Operating Partnership, LP and CIM Income NAV Advisors, LLC, dated November 27, 2018 (Incorporated by reference to Exhibit 10.4 to CIM Income NAV’s Post-effective Amendment No. 9 to Form S-11 (File No. 333-213271), filed November 27, 2018).

10.5
Second Amended and Restated Credit Agreement by and among CIM Income NAV Operating Partnership, LP (f/k/a Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP), JPMorgan Chase Bank, N.A. as administrative agent, and the Lenders party thereto, dated September 6, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-169535), filed September 12, 2017).

10.6
CIM Income NAV, Inc. (f/k/a Cole Real Estate Income Strategy (Daily NAV), Inc.) 2018 Equity Incentive Plan, effective August 9, 2018 (Incorporated by reference to Exhibit 99.1 to CIM Income NAV, Inc.’s Post-effective Amendment No. 8 to Form S-11 (File 333-213271), filed on August 24, 2018).

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
None.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of March, 2019.

CIM Income NAV, Inc.

By:	/s/ NATHAN D. DEBACKER
Name:	Nathan D. DeBacker
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ RICHARD S. RESSLER	Chairman of the Board of Directors, Chief Executive Officer and President	March 26, 2019
Richard S. Ressler	(Principal Executive Officer)

/s/ NATHAN D. DEBACKER	Chief Financial Officer and Treasurer	March 26, 2019
Nathan D. DeBacker	(Principal Financial Officer)

/s/ JEFFREY R. SMITH	Vice President of Accounting	March 26, 2019
Jeffrey R. Smith	(Principal Accounting Officer)

/s/ GEORGE N. FUGELSANG	Independent Director	March 26, 2019
George N. Fugelsang

/s/ RICHARD J. LEHMANN	Independent Director	March 26, 2019
Richard J. Lehmann

/s/ ROGER D. SNELL	Independent Director	March 26, 2019
Roger D. Snell

/s/ W. BRIAN KRETZMER	Independent Director	March 26, 2019
W. Brian Kretzmer

/s/ AVRAHAM SHEMESH	Director	March 26, 2019
Avraham Shemesh

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of CIM Income NAV, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CIM Income NAV, Inc. (formerly, Cole Real Estate Income Strategy (Daily NAV), Inc.) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP
Phoenix, Arizona
March 26, 2019
We have served as the Company’s auditor since 2010.

CIM INCOME NAV, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2018	December 31, 2017
ASSETS
Real estate assets:
Land	$146,675	$129,344
Buildings and improvements	652,294	488,741
Intangible lease assets	127,209	93,891
Total real estate assets, at cost	926,178	711,976
Less: accumulated depreciation and amortization	(64,755)	(40,550)
Total real estate assets, net	861,423	671,426
Investment in marketable securities	5,466	5,496
Total real estate assets and marketable securities, net	866,889	676,922
Cash and cash equivalents	3,644	2,923
Restricted cash	806	1
Rents and tenant receivables, net	9,964	7,377
Derivative assets, prepaid expenses, property escrow deposits and other assets	3,404	2,731
Deferred costs, net	1,038	1,359
Due from affiliates	112	100
Assets held for sale	—	8,050
Total assets	$885,857	$699,463
LIABILITIES AND EQUITY
Credit facility and notes payable, net	$354,254	$274,830
Accrued expenses and accounts payable	3,812	3,374
Due to affiliates	15,585	21,980
Intangible lease liabilities, net	15,506	12,753
Distributions payable	2,719	2,126
Deferred rental income, derivative liability and other liabilities	4,989	1,930
Total liabilities	396,865	316,993
Commitments and contingencies
Redeemable common stock	58,902	47,024
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
D Shares common stock, $0.01 par value; 122,500,000 shares authorized, 18,942,529 and 15,837,102 issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	189	158
T Shares common stock, $0.01 par value; 122,500,000 shares authorized, 12,777,322 and 8,793,223 issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	128	88
I Shares common stock, $0.01 par value; 122,500,000 shares authorized, 1,159,730 and 1,065,232 issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	12	11
Capital in excess of par value	497,581	378,266
Accumulated distributions in excess of earnings	(69,151)	(45,506)
Accumulated other comprehensive income	565	1,657
Total stockholders’ equity	429,324	334,674
Non-controlling interests	766	772
Total equity	$430,090	$335,446
Total liabilities, redeemable common stock, and equity	$885,857	$699,463
The accompanying notes are an integral part of these consolidated financial statements.

CIM INCOME NAV, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Rental income	$63,710	$43,670	$24,574
Tenant reimbursement income	7,068	4,355	2,620
Interest income on marketable securities	134	121	117
Total revenues	70,912	48,146	27,311
Operating expenses:
General and administrative	7,096	6,563	4,544
Property operating	2,798	1,740	1,090
Real estate tax	5,076	3,358	2,055
Advisory fees and expenses	5,858	4,910	2,760
Transaction-related	1,774	2,174	3,251
Depreciation and amortization	27,361	18,536	9,533
Impairment	2,267	227	—
Total operating expenses	52,230	37,508	23,233
Gain on disposition of real estate, net	1,019	—	—
Operating income	19,701	10,638	4,078
Other expense
Interest expense and other, net	(14,506)	(10,291)	(5,380)
Net income (loss)	5,195	347	(1,302)
Net income (loss) allocated to noncontrolling interest	37	35	(10)
Net income (loss) attributable to the Company	$5,158	$312	$(1,292)

Class D Common Stock:
Net income (loss) attributable to the Company	$3,165	$242	$(952)
Basic and diluted weighted average number of common shares outstanding	17,606,217	14,374,833	9,986,524
Basic and diluted net income (loss) per common share	$0.18	$0.02	$(0.10)

Class T Common Stock:
Net income (loss) attributable to the Company	$1,794	$45	$(276)
Basic and diluted weighted average number of common shares outstanding	10,769,145	6,590,846	2,713,815
Basic and diluted net income (loss) per common share	$0.17	$0.01	$(0.10)

Class I Common Stock:
Net income (loss) attributable to the Company	199	25	(64)
Basic and diluted weighted average number of common shares outstanding	$1,040,969	$936,555	$718,206
Basic and diluted net income (loss) per common share	$0.19	$0.03	$(0.09)
The accompanying notes are an integral part of these consolidated financial statements.

CIM INCOME NAV, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$5,195	$347	$(1,302)
Other comprehensive (loss) income:
Unrealized holding (loss) gain on marketable securities	(88)	27	44
Reclassification adjustment for realized loss (gain) included in income as other expense	3	(5)	—
Unrealized (loss) gain on interest rate swaps	(750)	1,344	(580)
Amount of (gain) loss reclassified from other comprehensive (loss) income into income as interest expense and other, net	(294)	663	539
Total other comprehensive (loss) income	(1,129)	2,029	3

Comprehensive income (loss)	4,066	2,376	(1,299)
Comprehensive income (loss) allocated to noncontrolling interest	37	35	(10)
Comprehensive income (loss) attributable to the Company	$4,029	$2,341	$(1,289)
The accompanying notes are an integral part of these consolidated financial statements.

CIM INCOME NAV, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share amounts)

	D Shares Common Stock		T Shares Common Stock		I Shares Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2016	7,825,063	$78	1,371,763	$14	657,624	$7	$140,202	$(9,949)	$(375)	$129,977	$—	$129,977
Issuance of common stock	5,418,786	55	3,181,316	32	130,646	1	160,947	—	—	161,035	—	161,035
Distributions declared on common stock — $0.98 per common share	—	—	—	—	—	—	—	(13,158)	—	(13,158)	—	(13,158)
Commissions, dealer manager and ongoing stockholder servicing fees	—	—	—	—	—	—	(9,904)	—	—	(9,904)	—	(9,904)
Other offering costs	—	—	—	—	—	—	(1,192)	—	—	(1,192)	—	(1,192)
Redemptions of common stock	(782,233)	(8)	(103,727)	(1)	—	—	(16,127)	—	—	(16,136)	—	(16,136)
Changes in redeemable common stock	—	—	—	—	—	—	(14,109)	—	—	(14,109)	—	(14,109)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	796	796
Comprehensive (loss)	—	—	—	—	—	—	—	(1,292)	3	(1,289)	(10)	(1,299)
Balance, December 31, 2016	12,461,616	$125	4,449,352	$45	788,270	$8	$259,817	$(24,399)	$(372)	$235,224	$786	$236,010
Issuance of common stock	5,206,244	51	4,661,884	46	464,022	5	189,494	—	—	189,596	—	189,596
Conversion of shares	(55,096)	—	—	—	54,673	—	—	—	—	—	—	—
Distributions declared on common stock — $0.98 per common share	—	—	—	—	—	—	—	(21,419)	—	(21,419)	—	(21,419)
Commissions, dealer manager and ongoing stockholder servicing fees	—	—	—	—	—	—	(12,424)	—	—	(12,424)	—	(12,424)
Other offering costs	—	—	—	—	—	—	(1,400)	—	—	(1,400)	—	(1,400)
Redemptions of common stock	(1,775,662)	(18)	(318,013)	(3)	(241,733)	(2)	(42,273)	—	—	(42,296)	—	(42,296)
Changes in redeemable common stock	—	—	—	—	—	—	(14,948)	—	—	(14,948)	—	(14,948)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(49)	(49)
Comprehensive income	—	—	—	—	—	—	—	312	2,029	2,341	35	2,376
Balance, December 31, 2017	15,837,102	$158	8,793,223	$88	1,065,232	$11	$378,266	$(45,506)	$1,657	$334,674	$772	$335,446
Cumulative effect of accounting changes	—	—	—	—	—	—	—	(37)	37	—	—	—
Issuance of common stock	4,853,772	48	4,719,621	47	257,671	3	181,284	—	—	181,382	—	181,382
Conversion of shares	(8,997)	—	—	—	8,889	—	—	—	—	—	—	—
Distributions declared on common stock — $0.98 per common share	—	—	—	—	—	—	—	(28,766)	—	(28,766)	—	(28,766)
Commissions, dealer manager and ongoing stockholder servicing fees	—	—	—	—	—	—	(561)	—	—	(561)	—	(561)
Other offering costs	—	—	—	—	—	—	(1,339)	—	—	(1,339)	—	(1,339)
Redemptions of common stock	(1,746,560)	(17)	(735,522)	(7)	(172,062)	(2)	(48,224)	—	—	(48,250)	—	(48,250)
Equity-based compensation	7,212	—	—	—	—	—	33	—	—	33	—	33
Changes in redeemable common stock	—	—	—	—	—	—	(11,878)	—	—	(11,878)	—	(11,878)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(43)	(43)
Comprehensive income	—	—	—	—	—	—	—	5,158	(1,129)	4,029	37	4,066
Balance, December 31, 2018	18,942,529	$189	12,777,322	$128	1,159,730	$12	$497,581	$(69,151)	$565	$429,324	$766	$430,090
The accompanying notes are an integral part of these consolidated financial statements.

CIM INCOME NAV, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$5,195	$347	$(1,302)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net	26,855	18,117	9,538
Straight-line rental income	(3,070)	(1,860)	(1,067)
Amortization of deferred financing costs	1,086	1,813	716
Amortization on marketable securities	9	13	16
Equity-based compensation	33	—	—
Loss (gain) on sale of marketable securities	3	(5)	—
Gain on disposition of real estate assets, net	(1,019)	—	—
Impairment of real estate assets	2,267	227	—
Ineffectiveness of interest rate swaps	—	(37)	—
Write-off of deferred financing costs	130	97	—
Bad debt expense	—	—	17

Changes in assets and liabilities:
Rents and tenant receivables	312	(1,311)	(501)
Prepaid expenses and other assets	(35)	(267)	4
Accounts payable and accrued expenses	592	413	664
Deferred rental income and other liabilities	877	842	253
Due from affiliates	(12)	(100)	—
Due to affiliates	(387)	1,022	(45)
Net cash provided by operating activities	32,836	19,311	8,293
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(254,949)	(253,928)	(186,432)
Investment in marketable securities	(1,269)	(1,513)	(1,638)
Proceeds from sale and maturities of marketable securities	1,202	1,594	1,340
Net proceeds from disposition of real estate assets	47,660	—	—
Payment of property escrow deposits	(5,240)	(5,140)	(4,817)
Refund of property escrow deposits	5,740	5,050	4,407
Net cash used in investing activities	(206,856)	(253,937)	(187,140)
Cash flows from financing activities:
Proceeds from issuance of common stock	167,608	179,307	155,051
Offering costs on issuance of common stock	(7,908)	(7,652)	(4,500)
Redemptions of common stock	(48,250)	(42,296)	(16,136)
Distributions to stockholders	(14,399)	(10,448)	(6,518)
Proceeds from credit facility and notes payable	206,000	308,065	69,675
Repayments of credit facility and notes payable	(127,275)	(191,000)	(28,000)
Payment of loan deposits	—	(85)	—
Refund of loan deposits	—	85	—
Deferred financing costs paid	(187)	(3,573)	(1,233)
Contributions from noncontrolling interest	—	—	796
Distributions to noncontrolling interest	(43)	(49)	—
Change in escrowed stockholder proceeds liability	—	(75)	25
Net cash provided by financing activities	175,546	232,279	169,160
Net increase (decrease) in cash and cash equivalents and restricted cash	1,526	(2,347)	(9,687)
Cash and cash equivalents and restricted cash, beginning of period	2,924	5,271	14,958
Cash and cash equivalents and restricted cash, end of period	$4,450	$2,924	$5,271
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$3,644	$2,923	$4,671
Restricted cash	806	1	600
Total cash and cash equivalents and restricted cash	$4,450	$2,924	$5,271
The accompanying notes are an integral part of these consolidated financial statements.

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND BUSINESS
CIM Income NAV, Inc. (formerly known as Cole Real Estate Income Strategy (Daily NAV), Inc.) (the “Company”) is a daily priced perpetual life non-exchanged traded real estate investment trust (“REIT”) formed as a Maryland corporation, on July 27, 2010, that qualified as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2012.
Substantially all of the Company’s business is conducted through CIM Income NAV Operating Partnership, LP, a Delaware limited partnership (“CIM Income NAV OP”), of which the Company is the sole general partner and owns, directly or indirectly, 100% of the partnership interests.
The Company is externally managed by CIM Income NAV Management, LLC (“CIM Income NAV Management”) (formerly known as Cole Real Estate Income Strategy (Daily NAV) Advisors, LLC), an affiliate of CIM Group, LLC (“CIM”), a vertically-integrated owner and operator of real assets with multidisciplinary expertise and in-house research, acquisition, credit analysis, development, finance, leasing, and asset management capabilities headquartered in Los Angeles, California with offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; New York, New York; Chicago, Illinois; and Phoenix, Arizona. The Company has no paid employees and relies upon CIM Income NAV Management and its affiliates to provide substantially all of the Company’s day-to-day management. The Company’s advisory agreement with CIM Income NAV Management is for a one-year term and is considered for renewal on an annual basis by the Company’s board of directors (the “Board”). The current term of the advisory agreement expires on November 30, 2019.
On February 1, 2018, CIM acquired CCO Group, LLC and its subsidiaries (collectively, “CCO Group”) from VEREIT Operating Partnership, L.P. (“VEREIT OP”), a subsidiary of VEREIT Inc. (“VEREIT”) (the “Transaction”). CCO Group, LLC owns and controls CIM Income NAV Management, the Company’s advisor, and is the indirect owner of CCO Capital, LLC (“CCO Capital”), the Company’s dealer manager, and CREI Advisors, LLC (“CREI Advisors”), the Company’s property manager. CCO Group serves as the Company’s sponsor and as a sponsor to Cole Credit Property Trust IV, Inc. (“CCPT IV”), Cole Credit Property Trust V, Inc. (“CCPT V”), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”), and Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”).
On December 6, 2011, the Company commenced its initial public offering on a “best efforts” basis of $4.0 billion in shares of common stock. On August 26, 2013, the Company designated the existing shares of the Company’s common stock that were sold prior to such date to be Wrap Class shares (“W Shares”) of common stock and registered two new classes of the Company’s common stock, Advisor Class shares (“A Shares”) and Institutional Class shares (“I Shares”). On February 10, 2017, the Company filed a registration statement (the “Continuing Offering Registration Statement”), the Company is offering up to $4.0 billion in shares of common stock of the three classes (the “Offering”), consisting of $3.5 billion in shares in the Company’s primary offering (the “Primary Offering”) and $500.0 million in shares pursuant to a distribution reinvestment plan (the “DRIP”).
On November 27, 2018, the Company amended its charter and changed its W Shares and A Shares to D Shares and T Shares, respectively, and reclassified a portion of its common stock as S Shares, to be offered alongside its D Shares, T Shares and I Shares in its continuous public offering (the “Share Modifications”). The Company’s outstanding share classes as part of a broader restructuring are offering to sell any combination of D Shares, T Shares, S Shares and I Shares with a dollar value up to the maximum offering amount. In connection with the Share Modifications, when the Company refers to its share classes in this Annual Report on Form 10-K with respect to dates prior to November 27, 2018 (the “Restructure Date”), the Company is referring to its shares under its prior share structure, and when the Company refers to its share classes in this Annual Report on Form 10-K with respect to dates on or after November 27, 2018, the Company is referring to its shares under its new share structure. See Note 11 — Related-Party Transactions and Agreements to the Company’s consolidated financial statements for detailed information regarding the advisory and dealer manager amendments related to its share modifications. As of December 31, 2018, the Company had issued approximately 40.5 million shares of common stock in the Offering, including 2.0 million in shares issued in DRIP, for gross offering proceeds of $732.0 million before $18.5 million in upfront selling commissions, dealer manager fees and the current portion of stockholder servicing fees and $5.4 million in organization and offering costs.
The per share purchase price for each class of common stock varies from day-to-day and, on each business day, is equal to, for each class of common stock, the Company’s net asset value (“NAV”) for such class, divided by the number of shares of that class outstanding as of the close of business on such a day, plus, for D Shares, T Shares and S Shares sold in the Primary Offering, applicable upfront selling commissions and dealer manager fees. The Company’s NAV per share is calculated daily as of the close of business by an independent fund accountant using a process that reflects (1) estimated values of each of the

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company’s commercial real estate assets, related liabilities and notes receivable secured by real estate provided periodically by the Company’s independent valuation expert in individual appraisal reports, (2) daily updates in the price of liquid assets for which third party market quotes are available, (3) accruals of daily distributions, and (4) estimates of daily accruals, on a net basis, of operating revenues, expenses, debt service costs and fees. As of December 31, 2018, the NAV per share for D Shares, T Shares and I Shares was $18.02, $17.73 and $18.25, respectively. The Company’s NAV is not audited or reviewed by its independent registered public accounting firm.
The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio primarily consisting of (1) necessity retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States, (2) notes receivable and other investments secured by commercial real estate, including the origination of loans, and (3) U.S. government securities, agency securities, corporate debt and other investments for which there is reasonable liquidity. As of December 31, 2018, the Company owned 152 commercial properties, including properties owned through a consolidated joint venture arrangement (the “Consolidated Joint Venture”), comprising of 5.7 million rentable square feet of commercial space located in 35 states, and which was 99.6% leased, including month-to-month agreements, if any.
The Company is a perpetual-life, non-exchange traded REIT. The Company will be selling shares of common stock on a continuous basis and for an indefinite period of time, subject to regulatory approval of the Company’s filings for additional offerings. The Company will endeavor to take all reasonable actions to avoid interruptions in the continuous offering of shares of common stock. The Company reserves the right to terminate the Offering at any time.
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

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2018 and 2017, the Company determined that it had a controlling interest in the Consolidated Joint Venture and therefore met the GAAP requirements for consolidation.
Reclassification
The Company adopted Accounting Standards Update (“ASU”) ASU 2017-12, as defined in “Recent Accounting Pronouncements,” during the first quarter of fiscal year 2018. Accordingly, for the year ended December 31, 2018, the Company recorded a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of accumulated distributions in excess of earnings of $37,000.
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. During the year ended December 31, 2018, the Company recorded impairment charges of $2.3 million, related to one anchored shopping center, due to the carrying value being greater than the selling price, net of selling costs. During the year ended December 31, 2017, the Company recorded impairment charges of $227,000, related to one anchored shopping center held for sale, due to the carrying value being greater than the selling price, net of selling costs. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in detail in Note 3 — Fair Value Measurements. See also Note 4 — Real Estate Assets for further discussion regarding real estate acquisition and disposition activity. No impairment indicators were identified and no impairment losses were recorded during the year ended December 31, 2016. The Company’s assessment of impairment as of December 31, 2018 was based on the most current information available to the Company, including expected holding periods. If the Company’s expected holding periods for assets change, subsequent tests for impairment could result in impairment charges in the future. The Company can provide no assurance that material impairment charges with respect to the Company’s real estate assets will not occur in 2019 or future periods.

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of December 31, 2018. In 2017, the Company identified one property as held for sale, which was sold subsequent to December 31, 2017, as discussed in Note 4 — Real Estate Assets.
Disposition of Real Estate Assets
Gains and losses from dispositions are recognized once the various criteria relating to the terms of sale and any subsequent involvement by the Company with the asset sold are met. A discontinued operation includes only the disposal of a component of an entity and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. The disposition of the Company’s individual properties did not qualify for discontinued operations presentation, and thus, the results of the properties that have been sold remain in operating income, and any associated gains or losses from the disposition are included in Gain on disposition of real estate, net.
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
The Company may acquire certain properties subject to contingent consideration arrangements that may obligate the Company to pay additional consideration to the seller based on the outcome of future events. Additionally, the Company may acquire certain properties for which it funds certain contingent consideration amounts into an escrow account pending the outcome of certain future events. The outcome may result in the release of all or a portion of the escrow funds to the Company or the seller or a combination thereof. Upon adoption of ASU 2017-01 (as defined below) in April 2017, contingent

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

consideration arrangements for asset acquisitions are recognized when the contingency is resolved. The determination of the amount of contingent consideration arrangements is based on the probability of several possible outcomes as identified by management.
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
In April 2017, the Company elected to early adopt ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Beginning in April 2017, all real estate acquisitions qualified as asset acquisitions, and as such, acquisition-related fees and certain acquisition-related expenses related to these asset acquisitions are now capitalized and allocated to tangible and intangible assets and liabilities as described above. Other acquisition-related expenses, such as advisor reimbursements, continue to be expensed as incurred and are included in transaction-related expenses on the accompanying consolidated statements of operations. Prior to the adoption of ASU 2017-01 in April 2017, all of the Company’s real estate acquisitions were accounted for as business combinations, and as such, acquisition-related expenses related to these business combination acquisitions were expensed as incurred. Prior to April 2017, acquisition-related expenses included within transaction-related expenses in the Company’s consolidated statements of operations primarily consisted of legal, deed transfer and other costs related to real estate purchase transactions, including costs incurred for deals that were not consummated. The Company expects its future acquisitions to qualify as asset acquisitions and, as such, the Company will allocate the purchase price to acquired tangible assets and identified intangible assets and liabilities on a relative fair value basis.
Investment in Marketable Securities
Investment in marketable securities consists primarily of the Company’s investment in corporate and government debt securities. The Company determines the appropriate classification for debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 2018, the Company classified its investments as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in other comprehensive (loss) income.
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
Noncontrolling Interest in Consolidated Joint Venture
The Company has a controlling interest in a Consolidated Joint Venture and, therefore, met the GAAP requirements for consolidation. The Company recorded net income of $37,000 and paid distributions of $43,000 related to noncontrolling interest during the year ended December 31, 2018. The Company recorded the noncontrolling interest of $766,000 and $772,000 as of December 31, 2018 and 2017, respectively, on the consolidated balance sheets.

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The Company had $806,000 and $1,000 in restricted cash as of December 31, 2018 and 2017, respectively. Included in restricted cash was $158,000 and $1,000 held by lenders in lockbox accounts as of December 31, 2018 and 2017, respectively. As part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which funds in excess of the required minimum balance are disbursed on a weekly basis to the Company. Restricted cash as of December 31, 2018 also included $648,000 held in escrow for tenant improvements at a certain property in accordance with the associated lease agreement, and no amounts were held for such a lease as of December 31, 2017.
Deferred Financing Costs
Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. These costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are written off when the associated debt is refinanced or repaid before maturity. The presentation of all deferred financing costs, other than those associated with the revolving loan portion of the credit facility, are classified such that the debt issuance costs related to a recognized debt liability are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability rather than as an asset. Debt issuance costs related to securing a revolving line of credit are presented as an asset and amortized ratably over the term of the line of credit arrangement. As such, the Company’s current and corresponding prior period total deferred financing costs, net in the accompanying consolidated balance sheets relate only to the revolving loan portion of the credit facility and the historical presentation, amortization and treatment of unamortized costs are still applicable. As of December 31, 2018 and 2017, the Company had $1.0 million and $1.4 million, respectively, of deferred financing costs, net of accumulated amortization, related to the revolving loan portion of the credit facility. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined the financing will not close.
Derivative Instruments and Hedging Activities
The Company accounts for its derivative instruments at fair value. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. The change in fair value of the derivative instrument that is designated as a hedge is recorded as other comprehensive (loss) income. The changes in fair value for derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria are recorded as a gain or loss to operations.
Due to Affiliates
CIM Income NAV Management and certain of its affiliates received, and will continue to receive, fees, reimbursements and compensation in connection with services provided relating to the Offering and the acquisition, management and performance of the Company’s assets. As of December 31, 2018 and 2017, $15.6 million and $22.0 million, respectively, was due to CIM Income NAV Management and its affiliates for such services, as discussed in Note 11 — Related-Party Transactions and Arrangements to these consolidated financial statements.
Redeemable Common Stock
The Company has adopted a share redemption program that permits its stockholders to redeem their shares, subject to certain limitations discussed in Note 13 — Stockholders’ Equity to these consolidated financial statements. The Company records the maximum amount that is redeemable under the share redemption program as redeemable common stock outside of permanent equity on its consolidated balance sheets. Redeemable common stock is recorded at the greater of the carrying amount or redemption value each reporting period. Changes in the value from period to period are recorded as an adjustment to capital in excess of par value.
As of December 31, 2018 and 2017, the quarterly redemption capacity was equal to 10% of the Company’s NAV and this amount was recorded as redeemable common stock on the consolidated balance sheets for a total of $58.9 million and $47.0 million, respectively.

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stockholder Servicing Fees
The Company pays CCO Capital stockholder servicing fees, which are calculated on a daily basis in the amount of 1/365th of 0.25%, 0.85% and 0.85% of the per share NAV, respectively, for each class of common stock outstanding for D Shares, T Shares and S Shares. The Company does not pay a stockholder servicing fee with respect to I Shares.
The stockholder servicing fees are paid monthly in arrears. An estimated liability for future stockholder servicing fees payable to CCO Capital is recognized at the time each share is sold and included in due to affiliates in the consolidated balance sheets with a corresponding decrease to capital in excess of par value. The Company recognized a liability for future fees payable to CCO Capital of $13.2 million and $19.2 million, as of December 31, 2018 and 2017, respectively. Prior to October 1, 2018, the estimated liability for fees payable included dealer manager fees.
Revenue Recognition
Certain properties have leases where the minimum rental payment increases during the term of the lease. The Company records rental income for the full term of each lease on a straight-line basis when earned and collectability is reasonably assured. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of this calculation. The Company defers the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period when such costs are incurred. Effective January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition, Accounting Standards Codification (“ASC”) Topic 605 and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company records revenue for real estate taxes and insurance reimbursed by its tenants on the leased properties, with offsetting expenses in real estate taxes and property operating expenses, respectively, within the consolidated statements of operations as the Company has concluded it is the primary obligor. The Company has identified its revenue streams as rental income from leasing arrangements and tenant reimbursement income, which are outside of the scope of Topic 606. The Company adopted ASU 2014-09 using the modified retrospective approach and determined it did not have a material impact on the Company’s consolidated financial statements.
The Company continually reviews receivables related to rent, including any straight-line rent, and current and future operating expense reimbursements from tenants and determines their collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, the business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is uncertain, the Company will record an increase in the allowance for uncollectible accounts. As of December 31, 2018 and 2017, the Company had no allowances.
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
Earnings (Loss) and Distributions Per Share
The Company has four classes of common stock with nonforfeitable dividend rights that are determined based on a different NAV for each class. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which can result in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. Diluted income per share, when applicable, considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the years ended December 31, 2018, 2017 or 2016. Distributions per share are calculated based on the authorized daily distribution rate.

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Offering and Related Costs
CIM Income NAV Management funds all of the organization and offering costs associated with the sale of the Company’s common stock (excluding upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees) and is reimbursed for such costs up to 0.75% of gross proceeds from the Offering, excluding upfront selling commissions and dealer manager fees, as applicable, charged on D Shares, T Shares and S Shares sold in the Primary Offering. As of December 31, 2018, CIM Income NAV Management, or its affiliates, had paid organization and offering costs in excess of the 0.75% in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable to CIM Income NAV Management.
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
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on the Company’s accounting and reporting. Except as otherwise stated below, the Company is currently evaluating the effect that certain new accounting requirements may have on the Company’s accounting and related reporting and disclosures in the Company’s consolidated financial statements.
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The amendments in this update require that most lease obligations be recognized as a right of use asset with a corresponding liability on the balance sheet. The guidance also requires additional qualitative and quantitative disclosures to assess the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The FASB has subsequently issued other related ASU, which amend ASU 2016-02 to provide transition practical expedients that an entity may elect to apply and other guidance. In July 2018, the FASB issued ASU No. 2018-11, Leases: Targeted Improvements, which provides companies with an additional transition option that would permit the application of ASU 2016-02 as of the adoption date rather than to all periods presented. The Company will use this transition option upon adoption of the new standard on January 1, 2019 and use the effective date as the date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The Company has finalized its assessment of its inventory of leases that will be impacted by adoption of the new guidance. The Company will elect the “package of practical expedients,” which permits the Company to not reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. The accounting for lease components will largely be unchanged from existing GAAP and the Company will elect the practical expedient to not separate non-lease components from lease components. The Company does not expect the adoption of ASU 2016-02 to have a material impact on the accounting treatment and disclosure of the Company’s net leases, which are the primary source of the Company’s revenues. The Company does not have material leases where it is the lessee.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 is intended to improve financial reporting requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current GAAP. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating the impact this amendment will have on its consolidated financial statements.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The targeted amendments in this ASU are designed to help simplify

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

certain aspects of hedge accounting and result in a more accurate portrayal of the economics of an entity’s risk management activities in its financial statements. ASU 2017-12 applies to the Company’s interest rate swaps designated as cash flow hedges. ASU 2017-12 requires all changes in the fair value of highly effective cash flow hedges to be recorded in accumulated other comprehensive income. Under GAAP, the ineffective portion of the change in fair value of cash flow hedges is recognized directly in earnings. This eliminates the requirement to separately measure and disclose ineffectiveness for qualifying cash flow hedges. ASU 2017-12 is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. ASU 2017-12 is required to be adopted using a modified retrospective approach with early adoption permitted. The Company early adopted ASU 2017-12 during the first quarter of fiscal year 2018. Accordingly, during the year ended December 31, 2018, the Company recorded a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of accumulated distributions in excess of earnings of $37,000.
In August 2018, the FASB issued ASU No. 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This ASU amends and removes several disclosure requirements including the valuation processes for Level 3 fair value measurements. ASU 2018-13 also modifies some disclosure requirements and requires additional disclosures for changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and requires the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The provisions of ASU 2018-13 are effective January 1, 2020 using a prospective transition method for amendments effecting changes in unrealized gains and losses, significant unobservable inputs used to develop Level 3 fair value measurements and narrative description on uncertainty of measurements. The remaining provisions of the ASU are to be applied retrospectively, and early adoption is permitted. The Company is evaluating the impact of this ASU’s adoption, and does not believe this ASU will have a material impact on its consolidated financial statements.
In October 2018, the FASB issued ASU No. 2018-16, Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2018-16”). The amendments in this ASU permit the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes. The SOFR is a volume-weighted median interest rate that is calculated daily based on overnight transactions from the prior day’s activity in specified segments of the U.S. Treasury repo market. It has been selected as the preferred replacement for the U.S. dollar LIBOR, which will be phased out by the end of 2021. ASU 2018-16 is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2018-16 is required to be adopted on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. The Company currently uses LIBOR as its benchmark interest rate in the Company’s interest rate swaps associated with the Company’s LIBOR-based variable rate borrowings. The Company has not entered into any new or redesignated hedging relationships on or after the date of adoption of ASU 2018-16; as such, the Company is currently evaluating the potential effect this new benchmark interest rate option will have on its consolidated financial statements.
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

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of December 31, 2018, the estimated fair value of the Company’s debt was $350.2 million, compared to a carrying value of $356.9 million. As of December 31, 2017, the estimated fair value of the Company’s debt was $274.0 million, compared to a carrying value of $278.2 million.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2018 and 2017, the Company has assessed the overall significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Other financial instruments — The Company considers the carrying values of its cash and cash equivalents, restricted cash, tenant receivables, accrued expenses and accounts payable, other liabilities, due to affiliates and distributions payable to approximate their fair values because of the short period of time between their origination and their expected realization as well as their highly-liquid nature. Due to the short-term maturities of these instruments, Level 1 inputs are utilized to estimate the fair value of these financial instruments.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of December 31, 2018 and 2017, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2018 and 2017 (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Interest rate swaps	$2,856	$—	$2,856	$—
Marketable securities	5,466	5,466	—	—
Total financial assets	$8,322	$5,466	$2,856	$—
Financial liability:
Interest rate swap	$(2,199)	$—	$(2,199)	$—

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Interest rate swaps	$1,718	$—	$1,718	$—
Marketable securities	5,496	5,496	—	—
Total financial assets	$7,214	$5,496	$1,718	$—
Financial liabilities:
Interest rate swaps	$(17)	$—	$(17)	$—
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
As discussed in Note 4 — Real Estate Assets, during the year ended December 31, 2018, real estate assets related to one anchored shopping center totaling approximately 149,000 square feet was deemed to be impaired, due to the carrying value being greater than the estimated fair value of the property, net of selling costs. The carrying value was reduced to an estimated fair value of $16.8 million, resulting in impairment charges of $2.3 million. During the year ended December 31, 2017, real estate assets related to one anchored shopping center held for sale and totaling approximately 62,000 square feet was deemed to be impaired due to the carrying value being greater than the selling price, net of selling costs. The carrying value was reduced to an estimated fair value of $8.1 million, resulting in impairment charges of $227,000. The Company determined that the selling prices used to determine the fair values were Level 2 inputs.
The following table presents the impairment charges by asset class recorded during the year ended December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2018	2017
Asset class impaired:
Land	$454	$3
Buildings and improvements	1,000	210
Intangible lease assets	1,176	14
Intangible lease liabilities	(363)	—
Total impairment loss	$2,267	$227
NOTE 4 — REAL ESTATE ASSETS
2018 Property Acquisitions
During the year ended December 31, 2018, the Company acquired a 100% interest in 19 commercial properties for an aggregate purchase price of $254.2 million (the “2018 Asset Acquisitions”), which includes $1.4 million of external acquisition-related expenses that were capitalized in accordance with ASU 2017-01. The Company funded the 2018 Asset Acquisitions with net proceeds from the Offering and available borrowings.

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the purchase price allocation for the 2018 Asset Acquisitions purchased during the year ended December 31, 2018 (in thousands):

2018 Asset Acquisitions
Land	$28,293
Buildings and improvements	193,658
Acquired in-place leases and other intangibles (1)	31,279
Acquired above-market leases (2)	5,707
Intangible lease liabilities (3)	(4,721)
Total purchase price	$254,216
______________________

(1)	The weighted average amortization period for acquired in-place leases and other intangibles was 13.7 years.

(2)	The weighted average amortization period for acquired above-market leases was 14.0 years.

(3)	The weighted average amortization period for acquired intangible lease liabilities was 17.5 years.
2018 Property Dispositions
During the year ended December 31, 2018, the Company disposed of two anchored shopping centers and four retail properties for an aggregate gross sales price of $49.1 million, resulting in net proceeds of $36.4 million after closing costs and the repayment of the $11.3 million fixed rate debt secured by one of the disposed properties and a net gain of $1.0 million. No disposition fees were paid to the affiliates in connection with the sales of these properties and the Company has no continuing involvement with these properties. The gain on sale of real estate is included in gain on disposition of real estate, net in the consolidated statements of operations. The disposition of these properties did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of these disposed properties are reflected in the Company’s results from continuing operations for all periods presented through their respective date of disposition.
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
During the year ended December 31, 2018, one anchored shopping center with a carrying value of $19.1 million was deemed to be impaired and its carrying value was reduced to an estimated fair value of $16.8 million, resulting in impairment charges of $2.3 million, which were recorded in the consolidated statements of operations. See Note 3 — Fair Value Measurements for a further discussion on these impairment charges.
Consolidated Joint Venture
As of December 31, 2018, the Company had an interest in a Consolidated Joint Venture that owns and manages two properties, with total assets of $7.6 million, which included $7.2 million of land, building and improvements, and $641,000 of intangible assets, net of accumulated depreciation and amortization of $467,000, and total liabilities of $54,000. The Consolidated Joint Venture does not have any debt outstanding as of December 31, 2018. The Company has the ability to control operating and financial policies of the Consolidated Joint Venture. There are restrictions on the use of these assets as the Company would generally be required to obtain the approval of the partner (the “Consolidated Joint Venture Partner”) in accordance with the joint venture agreement for any major transactions. The Company and the Consolidated Joint Venture Partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
2017 Property Acquisitions
During the year ended December 31, 2017, the Company acquired a 100% interest in 31 commercial properties, of which 19 were determined to be asset acquisitions and 12 were acquired prior to the adoption of ASU 2017-01 in April 2017 and thus were accounted for as business combinations for an aggregate purchase price of $253.4 million (the “2017 Acquisitions”). The Company funded the 2017 Acquisitions with net proceeds from the Offering and available borrowings.

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The Company recorded revenue of $3.3 million and net income of $650,000 for the year ended December 31, 2017 related to the 2017 Business Combination Acquisitions. In addition, the Company recorded $426,000 of acquisition-related expenses for the year ended December 31, 2017, which is included in transaction-related expenses on the consolidated statements of operations.

CIM INCOME NAV, INC.
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
The unaudited pro forma information for the year ended December 31, 2017 was adjusted to exclude $426,000 of acquisition-related expenses recorded during such periods related to the 2017 Business Combination Acquisitions. Accordingly, these expenses were instead recognized in the unaudited pro forma information for the year ended December 31, 2016. The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2016, nor does it purport to represent the results of future operations.
2017 Impairment of a Property
During the year ended December 31, 2017, one property with a carrying value of $8.3 million was deemed to be impaired and its carrying value was reduced to an estimated fair value of $8.1 million, resulting in impairment charges of $227,000, which were recorded in the consolidated statements of operations. See Note 3 — Fair Value Measurements for a further discussion on these impairment charges.
2016 Property Acquisitions
During the year ended December 31, 2016, the Company acquired a 100% interest in 31 commercial properties for an aggregate purchase price of $186.3 million (the “2016 Acquisitions”). The 2016 Acquisitions were accounted for as business combinations. The Company funded the 2016 Acquisitions with net proceeds from the Offering and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed.
The following table summarizes the purchase price allocation for the acquisitions purchased during the year ended December 31, 2016 (in thousands):

2016 Acquisitions
Land	$37,073
Building and improvements	131,828
Acquired in-place leases and other intangibles (1)	17,293
Acquired above-market leases(2)	2,828
Intangible lease liabilities(3)	(2,733)
Total purchase price	$186,289
______________________

(1)	The weighted average amortization period for acquired in-place leases and other intangibles was 15.9 years.

(2)	The weighted average amortization period for acquired above-market leases was 16.6 years.

(3)	The weighted average amortization period for acquired intangible lease liabilities was 15.5 years.
The Company recorded revenue of $4.1 million and net loss of $1.0 million for the year ended December 31, 2016 related to the 2016 Acquisitions. In addition, the Company recorded $1.4 million of acquisition-related expenses for the year ended December 31, 2016, which is included in transaction-related expenses on the consolidated statements of operations.

CIM INCOME NAV, INC.
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
The unaudited pro forma information for the year ended December 31, 2016 was adjusted to exclude acquisition-related expenses recorded during such periods related to the 2016 Acquisitions. Accordingly, these expenses were instead recognized in the unaudited pro forma information for the year ended December 31, 2015. The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2015, nor does it purport to represent the results of future operations.
NOTE 5 — INTANGIBLE LEASE ASSETS AND LIABILITIES
Intangible lease assets and liabilities consisted of the following as of December 31, 2018 and 2017 (in thousands, except weighted average life remaining):

	As of December 31,
	2018	2017
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $20,688 and $12,955, respectively
(with a weighted average life remaining of 13.8 years and 10.7 years, respectively)	$91,549	$71,543
Acquired above-market leases, net of accumulated amortization of $2,422 and $1,522, respectively
(with a weighted average life remaining of 12.6 years and 12.3 years, respectively)	12,550	7,871
Total intangible lease assets, net	$104,099	$79,414
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $3,280 and $2,075, respectively
(with a weighted average life remaining of 21.4 years and 11.2 years, respectively)	$15,506	$12,753
Amortization of the above-market leases is recorded as a reduction to rental revenue, and amortization expense for the in-place leases and other intangibles is included in depreciation and amortization in the accompanying consolidated statements of operations. Amortization of below-market leases is recorded as an increase to rental revenue in the accompanying consolidated statements of operations. The following table summarizes the amortization related to the intangible lease assets and liabilities for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
In-place lease and other intangible amortization	$8,971	$6,491	$2,969
Above-market lease amortization	$959	$745	$417
Below-market lease amortization	$1,501	$1,200	$448
As of December 31, 2018, the estimated amortization relating to the intangible lease assets and liabilities for each of the five succeeding fiscal years is as follows (in thousands):

	Amortization
Year Ending December 31,	In-Place Leases and Other Intangibles	Above-Market Leases	Below-Market Leases
2019	$9,510	$1,139	$1,591
2020	$9,308	$1,132	$1,566
2021	$9,161	$1,132	$1,350
2022	$9,118	$1,132	$1,312
2023	$8,854	$1,123	$1,278

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6 — MARKETABLE SECURITIES
The Company owned marketable securities with an estimated fair value of $5.47 million and $5.50 million as of December 31, 2018 and 2017, respectively. The following is a summary of the Company’s available-for-sale securities as of December 31, 2018 (in thousands):

	Available-for-sale securities
	Amortized Cost Basis	Unrealized (Loss) Gain	Fair Value
U.S. Treasury Bonds	$1,951	$(21)	$1,930
U.S. Agency Bonds	708	(9)	699
Corporate Bonds	2,899	(62)	2,837
Total available-for-sale securities	$5,558	$(92)	$5,466
The following table provides the activity for the marketable securities during the year ended December 31, 2018 (in thousands):

	Amortized Cost Basis	Unrealized (Loss) Gain	Fair Value
Marketable securities as of January 1, 2018	$5,503	$(7)	$5,496
Face value of marketable securities acquired	1,284	—	1,284
Premiums and discounts on purchase of marketable securities, net of acquisition costs	(15)	—	(15)
Amortization on marketable securities	(9)	—	(9)
Sales and maturities of securities	(1,205)	3	(1,202)
Unrealized loss on marketable securities	—	(88)	(88)
Marketable securities as of December 31, 2018	$5,558	$(92)	$5,466
During the year ended December 31, 2018, the Company sold 16 marketable securities for aggregate proceeds of $1.2 million. Unrealized (losses) gains on marketable securities are recorded in other comprehensive (loss) income, with a portion of the amount subsequently reclassified into interest expense and other, net on the accompanying consolidated statements of operations as securities are sold and gains (losses) are recognized. In addition, the Company recorded an unrealized loss of $88,000 on its investments, which is included in accumulated other comprehensive income (loss) on the accompanying consolidated statement of changes in equity for the year ended December 31, 2018 and the consolidated balance sheet as of December 31, 2018.
The following table shows the fair value and gross unrealized losses of the Company’s available-for-sale securities as of December 31, 2018 and the length of time the available-for-sale securities have been in the unrealized loss position (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury Bonds	$628	$(11)	$764	$(25)	$1,392	$(36)
U.S. Agency Bonds	699	(9)	—	—	699	(9)
Corporate Bonds	2,428	(59)	161	(4)	2,589	(63)
Total temporarily impaired securities	$3,755	$(79)	$925	$(29)	$4,680	$(108)
The scheduled maturities of the Company’s marketable securities as of December 31, 2018 are as follows (in thousands):

	Available-for-sale securities
	Amortized Cost	Estimated Fair Value
Due within one year	$115	$114
Due after one year through five years	2,474	2,439
Due after five years through ten years	2,602	2,548
Due after ten years	367	365
Total	$5,558	$5,466

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Actual maturities of marketable securities can differ from contractual maturities because borrowers on certain debt securities may have the right to prepay their respective debt obligations at any time. In addition, factors such as prepayments and interest rates may affect the yields on such securities.
In estimating other-than-temporary impairment losses, management considers a variety of factors, including (1) whether the Company has the intent to sell the impaired security, (2) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, and (3) whether the Company expects to recover the entire amortized cost basis of the security. The Company believes that none of the unrealized losses on investment securities are other-than-temporary as management expects the Company will fully recover the entire amortized cost basis of all securities. As of December 31, 2018, the Company had no other-than-temporary impairment losses.
NOTE 7 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the year ended December 31, 2018, the Company entered into one interest rate swap agreement. As of December 31, 2018 the Company had nine interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of December 31, 2018 and 2017 (dollar amounts in thousands):

		Outstanding Notional Amount as of December 31, 2018				Fair Value of Assets and (Liabilities)
	Balance Sheet Location		Interest Rates(1)	Effective Dates	Maturity Dates	December 31, 2018	December 31, 2017
Interest Rate Swaps	Derivative assets, prepaid expenses, property escrow deposits and other assets	$190,705	3.23% to 4.17%	6/30/2015 to 9/29/2017	9/12/2019 to 8/1/2022	$2,856	$1,718
Interest Rate Swap	Deferred rental income, derivative liability and other liabilities	$100,000	4.74%	10/31/2018	9/6/2022	$(2,199)	$(17)
 ____________________________________

(1)	The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of December 31, 2018.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the derivative instruments that are designated as hedges is recorded in other comprehensive (loss) income, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the years ended December 31, 2018, 2017 and 2016, the amounts reclassified were a gain of $294,000 and losses of $663,000 and $539,000, respectively. During the next 12 months, the Company estimates that an additional $851,000 will be reclassified from other comprehensive (loss) income as a decrease to interest expense. The Company includes cash flows from interest rate swap agreements in cash flows provided by operating activities on the consolidated statements of cash flows, as the Company’s accounting policy is to present cash flows from hedging instruments in the same category in the consolidated statements of cash flows as the category for cash flows from the hedged items.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations, under the agreements at an aggregate termination value, inclusive of interest payments, of $2.2 million, which includes accrued interest, at December 31, 2018. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of December 31, 2018.

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8 — CREDIT FACILITY AND NOTES PAYABLE
As of December 31, 2018, the Company had $354.3 million of debt outstanding, including net deferred financing costs, with a weighted average years to maturity of 3.6 years and a weighted average interest rate of 3.97%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date.
The following table summarizes the debt balances as of December 31, 2018 and 2017, and the debt activity for the year ended December 31, 2018 (in thousands):

		During the Year Ended December 31, 2018
	Balance as of January 1, 2018	Debt Issuances, Net (1)	Repayments		Amortization	Balance as of December 31, 2018
Credit facility	$128,500	$206,000	$(116,000)		$—	$218,500
Fixed rate debt	149,734	—	(11,275)		—	138,459
Total debt	278,234	206,000	(127,275)		—	356,959
Deferred costs - credit facility(2)	(1,725)	—	130	(3)	208	(1,387)
Deferred costs - fixed rate debt	(1,679)	—	—		361	(1,318)
Total debt, net	$274,830	$206,000	$(127,145)		$569	$354,254
 ____________________________________

(1)	Includes deferred financing costs incurred during the period.

(2)	Deferred costs relate to the term portion of the credit facility, as discussed in Note 2 — Summary of Significant Accounting Policies.

(3)	Represents deferred financing costs written off, related to the repayment of two loans upon the sale of the properties securing the loans.
As of December 31, 2018, the Company had fixed rate debt outstanding of $138.5 million, including $78.2 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.56% to 4.17% per annum and as of December 31, 2018, the fixed rate debt had a weighted average interest rate of 3.91%. The fixed rate debt outstanding matures on various dates from December 2020 to February 2025. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $247.0 million as of December 31, 2018. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
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
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”) multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.70% to 2.20% for Revolving Loans and 1.60% to 2.10% for Term Loans; or (ii) a base rate ranging from 0.70% to 1.20% for Revolving Loans and 0.60% to 1.10% for Term Loans, plus the greater of: (a) JPMorgan Chase’s Prime Rate (as defined in the Second Amended Credit Agreement); (b) the Federal Funds Effective Rate (as defined in the Second Amended Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.0%. As of December 31, 2018, the Revolving Loans outstanding totaled $6.0 million at an interest rate of 4.28% and the Term Loans outstanding totaled $212.5 million, all of which are subject to interest rate swap agreements (the “Swapped Term Loans”). The interest rate swap agreements have the effect of fixing the Eurodollar Rate per annum of the Swapped Term Loan at an all-in rate of 4.01%. As of December 31, 2018, the Company had $218.5 million outstanding under the Credit Facility at a weighted average interest rate of 4.01% and $206.5 million in unused capacity, subject to borrowing availability.

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Second Amended Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Second Amended Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $367.1 million plus (ii) 75% of the equity issued (iii) minus the aggregate amount of any redemptions or similar transaction from the date of the Second Amended Credit Agreement, a leverage ratio less than or equal to 60%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75, a secured debt ratio equal to or less than 40%, and the amount of secured debt that is recourse debt at no greater than 15% of total asset value. As of December 31, 2018, the Company believes it was in compliance with the financial covenants of the Second Amended Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt as of December 31, 2018 for each of the five succeeding fiscal years and the period thereafter (in thousands):

Year Ending December 31,	Principal Repayments
2019	$—
2020	9,240
2021	26,442
2022	304,327
2023	—
Thereafter	16,950
Total	$356,959
NOTE 9 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Change in accrued dealer manager fee, ongoing stockholder servicing fees, and other offering costs	$(2,236)	$9,460	$7,782
Distributions to stockholders declared and unpaid	$2,719	$2,126	$1,444
Common stock issued through distribution reinvestment plan	$13,774	$10,289	$5,984
Change in fair value of marketable securities	$(85)	$22	$44
Change in fair value of interest rate swaps	$(1,044)	$2,007	$(41)
Accrued deferred financing costs	$9	$—	$—
Accrued capital expenditures	$—	$163	$12
Supplemental Cash Flow Disclosures:
Interest paid	$13,273	$7,864	$4,346
Cash paid for income taxes	$184	$194	$130
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

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
NOTE 11 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred, and will continue to incur, commissions, fees and expenses payable to CIM Income NAV Management and certain of its affiliates in connection with the Offering, and the acquisition, management and performance of the Company’s assets. In connection with the Share Modifications, the Company also amended and restated its dealer manager agreement and advisory agreement to reflect the changes to the names and classifications of its common stock, and to establish the fees associated with its D Shares, T Shares, S Shares and I Shares, effective November 27, 2018.
Upfront selling commissions, dealer manager and ongoing stockholder servicing fees
In connection with the Offering, CCO Capital, the Company’s dealer manager, will receive upfront selling commissions and dealer manager fees, and/or an asset-based stockholder servicing fees, as summarized in the table below for each class of common stock:

	Upfront Selling Commissions	Dealer Manager Fees	Ongoing Stockholder Servicing Fees(2)
D Shares (1)	1.50%	—%	0.25%
T Shares (1)	3.00%	0.50%	0.85%
S Shares (1)	3.50%	—%	0.85%
I Shares	—	—%	—
____________________________________

(1)
The upfront selling commissions are based on a percentage of the transaction price, which is exclusive of the upfront selling commission, for D Shares, T Shares and S Shares. The dealer manager fee is based on a percentage of the transaction price for T Shares. Upfront selling commissions and dealer manager fees are deducted directly from the offering price for D Shares, T Shares and S Shares and paid to CCO Capital. The Company has been advised that CCO Capital intends to reallow 100% of the upfront selling commissions on D Shares, T Shares and S Shares, to participating broker-dealers and may reallow a portion of the dealer manager fee.

(2)
The stockholder servicing fees will be calculated on a daily basis in an amount equal to 1/365th of the percentage of NAV per D Share, T Share or S Share, as applicable, for such day on a continuous basis. CCO Capital, in its sole discretion, may reallow a portion of the stockholder servicing fees to participating broker-dealers. The Company will cease paying the stockholder servicing fees with respect to any D Shares, T Shares or S Shares held in a stockholder’s account when the total upfront selling commissions, dealer manager fees and stockholder servicing fees would exceed, in the aggregate, 8.75% (or, in the case of shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between our dealer manager and a participating broker-dealer) of the gross proceeds from the sale of such shares.

Other organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding upfront selling commissions, dealer manager fee and the ongoing stockholder servicing fees) are paid for by CIM Income NAV Management or its affiliates and can be reimbursed by the Company up to 0.75% of the aggregate gross offering proceeds, excluding upfront selling commissions and dealer manager fees charged on D Shares, T Shares and S Shares sold in the Primary Offering. As of December 31, 2018, CIM Income NAV Management or its affiliates had paid organization and offering expenses in excess of the 0.75% in connection with the Offering. These excess amounts were not included in the financial statements of the Company because such amounts were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess amounts may become payable to CIM Income NAV Management.

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Advisory fees and expenses
Effective on the Restructure Date, the Company modified the asset-based advisory fee that is payable to CIM Income NAV Management in arrears on a monthly basis and accrues daily in an amount equal to 1/365th of 0.90% to 1/365th of 1.10% of the Company’s NAV for each class of common stock, for each day.
Operating expenses
The Company reimburses CIM Income NAV Management for the operating expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse for any amount by which its operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceeds the greater of (1) 2% of average invested assets, or (2) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period.
Acquisition expenses
In addition, the Company reimburses CIM Income NAV Management for all out-of-pocket expenses incurred in connection with the acquisition of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be reimbursed to CIM Income NAV Management or its affiliates. Acquisition expenses, together with any acquisition fees paid to third parties for a particular real estate-related asset, will in no event exceed 6% of the gross purchase price of such asset.
Performance Fee
As compensation for services provided pursuant to the advisory agreement, the Company will also pay CIM Income NAV Management a performance-based fee calculated based on the Company’s annual total return to stockholders for each class of common stock (defined below), payable annually in arrears. The total return to stockholders is defined, for each class of the Company’s common stock, as the change in NAV per share plus distributions per share for such class. The NAV per share for a class calculated on the last trading day of a calendar year shall be the amount against which changes in NAV per share for such class are measured during the subsequent calendar year. Under the terms of the advisory agreement, in the event that performance fees are earned for any particular period, CIM Income NAV Management will not be obligated to return any portion of such fees previously paid based on the Company’s subsequent performance.
Through December 31, 2018, the performance fee was calculated such that for any calendar year in which the total return per share for a particular class exceeded 6% (the “6% Return”), CIM Income NAV Management would receive 25% of the excess total return on such class above the 6% Return allocable to that class, but in no event would the Company pay CIM Income NAV Management more than 10% of the aggregate total return, for that class, for such year. However, in the event the NAV per share of the Company’s D Shares, T Shares and I Shares decreased below the base NAV for the respective share class ($15.00, $16.72 and $16.82 for the D Shares, T Shares and I Shares, respectively) (the “Base NAV”), the performance fee for a respective class was not calculated on any increase in NAV up to the Base NAV for the respective share class. In addition, the performance fee was not to be paid with respect to any calendar year in which the NAV per share as of the last business day of the calendar year (the “Ending NAV”) for the respective share class was less than the Base NAV of that class. The Base NAV of any share class was subject to downward adjustment in the event that the Company’s board of directors, including a majority of the independent directors, determined that such an adjustment was necessary to provide an appropriate incentive to CIM Income NAV Management to perform in a manner that sought to maximize stockholder value and was in the best interests of the Company’s stockholders. In the event of any stock dividend, stock split, recapitalization or similar change in the Company’s capital structure, the Base NAV for the respective share class was to be ratably adjusted to reflect the effect of any such event.
Therefore, for each class of the Company’s common stock, payment of the performance-based component of the advisory fee (1) was contingent upon the Company’s actual annual total return exceeding the 6% Return and the Ending NAV per share for the respective share class being greater than the Base NAV of that class, (2) varied in amount based on the Company’s actual performance, (3) could not cause the Company’s total return as a percentage of stockholders’ invested capital for the year to be reduced below 6%, and (4) was payable to CIM Income NAV Management in the event the Company’s total return exceeded the 6% Return in a particular calendar year, even if the total return to stockholders (or any particular stockholder) on a cumulative basis over any longer or shorter period had been less than 6% per annum. The Company did not reach the 6% Return during the years ended December 31, 2018 and 2017.
Starting with the period beginning on January 1, 2019, the performance-based fee will be equal to 12.5% of the Total Return for each class of common stock, subject to a 5% Hurdle Amount, a High Water Mark and a Catch-Up (each term as defined in the Second Amended and Restated Advisory Agreement), payable annually in arrears. The foregoing summary is

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

qualified in its entirety by reference to the Second Amended and Restated Advisory Agreement, which is incorporated by reference as Exhibit 10.4 within this Annual Report on Form 10-K.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CIM Income NAV Management and its affiliates related to the services described above during the years indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016
Upfront selling commissions	$2,797	$2,964	$2,121
Stockholder servicing fees (1)	$1,126	$592	$246
Dealer manager fees (1)	$2,609	$2,128	$1,310
Organization and offering expense reimbursement	$1,339	$1,400	$1,192
Acquisition expense reimbursement	$1,722	$1,594	$1,622
Advisory fee	$5,858	$4,263	$2,760
Operating expense reimbursement	$2,652	$2,740	$1,656
Performance fee	$—	$647	$—
______________________

(1)
Amounts are calculated for the respective period in accordance with the dealer manager agreement and exclude the estimated liability for the future fees payable to CCO Capital of $13.2 million and $19.2 million as of December 31, 2018 and 2017, respectively, which are included in due to affiliates in the consolidated balance sheets, with a corresponding decrease to capital in excess of par value, as described in Note 2 — Summary of Significant Accounting Policies.

Due to/from Affiliates
As of December 31, 2018 and December 31, 2017, $15.6 million and $22.0 million, respectively, was due to CIM Income NAV Management or its affiliates primarily related to the estimated liability for current and future stockholder servicing fees, the reimbursement of organization and offering expenses, and advisory fees, which were included in amounts due to affiliates on the consolidated balance sheets.
As of December 31, 2018 and December 31, 2017, $112,000 and $100,000 was due from CIM Income NAV Management or its affiliates related to amounts received by affiliates of the advisor which were due to the Company.
NOTE 12 — ECONOMIC DEPENDENCY
Under various agreements, the Company has engaged and may in the future engage CIM Income NAV Management or its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issuance, as well as other administrative responsibilities for the Company including accounting services and stockholder relations. As a result of these relationships, the Company is dependent upon CIM Income NAV Management or its affiliates. In the event that these companies are unable to provide the Company with these services, the Company would be required to find alternative providers of these services.
Services Agreement
VEREIT OP, a former affiliated entity of the Company’s sponsor, is obligated to provide certain services to CCO Group and to the Company, including operational real estate support, (the “Services Agreement”) through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by the Company, CCPT IV, CCPT V, CCIT II and/or CCIT III with respect to its 2018 fiscal year) (the” Initial Services Term”), and will provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC. The services provided by VEREIT OP during the Initial Services Term, including but not limited to any advisory, dealer manager and property management services, have been, or by March 31, 2019, will be, transitioned to, and will be provided directly by, our sponsor, advisor, dealer manager or an affiliate thereof.

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 13 — STOCKHOLDERS’ EQUITY
As of December 31, 2018, the Company was authorized to issue up to 500,000,000 shares of capital stock. Of the total number of shares of capital stock authorized (a) 490,000,000 shares are designated as common stock, 122,500,000 of which are classified as D Shares, 122,500,000 of which are classified as T Shares, 122,500,000 of which are classified as S Shares, and 122,500,000 of which are classified as I Shares, and (b) 10,000,000 shares are designated as preferred stock. All shares of such stock have a par value of $0.01 per share. The Company’s board of directors may amend the charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. During the year ended December 31, 2018, the Company issued a total of 9.8 million shares, including 758,000 shares issued under the DRIP, for gross proceeds of $181.4 million. As of December 31, 2018, the Company had issued 40.5 million shares of common stock for cumulative gross proceeds of $732.0 million.
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
The Company has retained an independent fund accountant to calculate the daily NAV for each class, which uses a process that reflects (1) estimated values of each of the Company’s commercial real estate assets, related liabilities and notes receivable secured by real estate provided periodically by the Company’s independent valuation expert, in individual appraisal reports, (2) daily updates in the price of liquid assets for which third party market quotes are available, (3) accruals of the daily distributions for each class, and (4) estimates of daily accruals, on a net basis, of the Company’s operating revenues, expenses, including class-specific expenses, debt service costs and fees, including class-specific fees. Upfront selling commissions and dealer manager fees will have no effect on the NAV of any class. NAV is intended to reflect the Company’s estimated value on the date that the NAV is determined, and the NAV of any class at any given time will not reflect any obligation to pay future trail fees that may become payable after the date the NAV is determined. As a result, the estimated liability for the future stockholder servicing fees, which is accrued at the time each share is sold, will have no effect on the NAV of any class.
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
Distribution Reinvestment Plan
Pursuant to the DRIP, the Company allows stockholders to elect to have their distributions reinvested in additional shares of the Company’s common stock. The purchase price for shares under the DRIP is equal to the NAV per share on the date that the distribution is payable, after giving effect to the distribution. During the years ended December 31, 2018, 2017 and 2016, 758,000, 569,000 and 328,000 shares were purchased under the DRIP for $13.8 million, $10.3 million and $6.0 million, respectively.
Share Redemption Program
The Company has adopted a share redemption plan whereby, on any business day, stockholders may request that the Company redeem all or any portion of their shares, subject to certain limitations described below. Pursuant to the share redemption program, the Company will initially redeem shares at a redemption price per share on any business day equal to the Company’s NAV per share for the class of shares being redeemed, without giving effect to any share purchases or redemptions

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

to be effected on such day, less any applicable short-term trading fees. Subject to limited exceptions, stockholders who redeem their shares within the first 365 days from the date of purchase will be subject to a short-term trading fee of 5% of the aggregate NAV per share of the shares of common stock received.
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
In addition, as of December 31, 2018, CIM Income NAV Management owned 13,333 D Shares. Pursuant to the Company’s charter, CIM Income NAV Management is prohibited from selling these shares, which represents the initial investment in the Company, for so long as the CCO Group remains the Company’s sponsor; provided, however, that CIM Income NAV Management could transfer ownership of all or a portion of such shares to other affiliates of the Company’s sponsor.
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
As of December 31, 2018, the quarterly redemption capacity was equal to 10% of the Company’s NAV and this amount was recorded as redeemable common stock on the consolidated balance sheet for a total of $58.9 million.
During the year ended December 31, 2018, the Company received redemption requests for, and redeemed approximately 1.7 million D Shares of common stock for $31.8 million, 736,000 T Shares of common stock for $13.2 million and 172,000 I Shares of common stock for $3.2 million.
Distributions Payable and Distribution Policy
The Company’s board of directors authorized a daily distribution, based on 365 days in the calendar year of $0.002678083 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2018 and ending on June 30, 2019. The daily distribution amount for each class of outstanding common stock is adjusted based on the relative NAV of the various classes each day so that, from day to day, distributions constitute a uniform percentage of the NAV per share of all classes. As a result, from day to day, the per share daily distribution for each outstanding class of common stock

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

may be higher or lower than the daily distribution amount authorized by the Company’s board of directors. As of December 31, 2018, the Company had distributions payable of $2.7 million.
Equity Based Compensation
On August 9, 2018, the Board approved the adoption of the CIM Income NAV, Inc. 2018 Equity Incentive Plan (the “Plan”), under which 400,000 of the Company’s common shares were reserved for issuance and share awards of 393,000 are available for future grant at December 31, 2018. Under the Plan, the Board or a committee designated by the Board has the authority to grant restricted stock awards or deferred stock awards to non-employee directors of the Company, which will further align such directors’ interests with the interests of the Company’s stockholders. The Board or committee also has the authority to determine the terms of any award granted pursuant to the Plan, including vesting schedules, restrictions and acceleration of any restrictions. The Plan may be amended or terminated by the Board at any time. The Plan expires on August 8, 2028.
On October 1, 2018, the Company granted awards of approximately 1,800 restricted D Shares to each of the independent members of the Board (approximately 7,200 restricted shares in aggregate) under the Plan, which fully vest on October 1, 2019 based on one year of continuous service. As of December 31, 2018, none of the restricted D Shares had vested or been fortified. The fair value of the Company’s share awards is determined using the Company’s NAV per share on the date of grant. Compensation expense related to these restricted D Shares is recognized over the vesting period. The Company recorded compensation expense of $33,000 for the year ended December 31, 2018 related to these restricted D Shares included in general and administrative expenses on the accompanying consolidated statement of operations.
As of December 31, 2018, there was $98,000 of total unrecognized compensation expense related to D Shares, which will be recognized ratably over the remaining period of service prior to October 1, 2019.
NOTE 14 — INCOME TAXES
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. Nondividend distributions will reduce U.S stockholders’ basis (but not below zero) in their shares. The following table shows the character of the distributions the Company paid on a percentage basis for the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31,
Character of Distributions:	2018	2017	2016
Ordinary dividends	52.4%	37.3%	33.0%
Nondividend distributions	47.6%	62.7%	67.0%
Total	100%	100%	100%
During the years ended December 31, 2018, 2017 and 2016, the Company incurred state and local income and franchise taxes of $182,000, $201,000 and $88,000, respectively, which were recorded in general and administrative expenses on the consolidated statements of operations.
The Company had no unrecognized tax benefits as of or during the years ended December 31, 2018, 2017 and 2016. Any interest and penalties related to unrecognized tax benefits would be recognized within the provision for income taxes in the accompanying consolidated statements of operations. The Company files income tax returns in the U.S. federal jurisdiction, as well as various state jurisdictions, and is subject to routine examinations by the respective tax authorities.

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 15 — OPERATING LEASES
The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2018, the leases had a weighted-average remaining term of 10.9 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. As of December 31, 2018, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Year Ending December 31,	Future Minimum Rental Income
2019	$64,531
2020	64,887
2021	65,147
2022	65,324
2023	64,455
Thereafter	417,715
Total	$742,059
NOTE 16 — QUARTERLY RESULTS (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2018 and 2017 (in thousands, except for per share amounts). In the opinion of management, the information for the interim periods presented includes all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for each period.

	December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$15,234	$17,768	$18,970	$18,940
Net income	$1,161	$1,421	$188	$2,425
Net income attributable to the Company	$1,152	$1,413	$179	$2,414
Basic and diluted net income per share - Class D common stock (1)	$0.04	$0.05	$0.01	$0.08
Basic and diluted net income per share - Class T common stock (1)	$0.04	$0.05	$—	$0.07
Basic and diluted net income per share - Class I common stock (1)	$0.05	$0.05	$0.01	$0.08
 ____________________________________

(1)
The Company calculates net income per share based on the weighted-average number of outstanding shares of common stock during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

	December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$10,026	$11,126	$13,244	$13,750
Net (loss) income	$(77)	$524	$76	$(176)
Net (loss) income attributable to the Company	$(86)	$515	$68	$(185)
Basic and diluted net income (loss) per share - Class D common stock (1)	$—	$0.03	$—	$(0.01)
Basic and diluted net (loss) income per share - Class T common stock (1)	$(0.01)	$0.02	$—	$(0.01)
Basic and diluted net income per share - Class I common stock (1)	$—	$0.03	$0.01	$—
 ____________________________________

(1)
The Company calculates net (loss) income per share based on the weighted-average number of outstanding shares of common stock during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 17 — SUBSEQUENT EVENTS
The following events occurred subsequent to December 31, 2018:
Acquisition of Real Estate Assets
Subsequent to December 31, 2018, the Company acquired one real estate property, which was accounted for as an asset acquisition, for an aggregate purchase price of $10.9 million. The acquisition was funded with net proceeds from the Offering and available borrowings. The Company has not completed its initial purchase price allocation with respect to this property and therefore cannot provide similar disclosures to those included in Note 4 — Real Estate Assets in these consolidated financial statements for this property.

CIM INCOME NAV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

					Gross Amount
					at Which
		Initial Costs to Company		Total	Carried At	Accumulated
			Buildings &	Adjustment	December 31, 2018	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(f) (g)	Acquired	Constructed
Real Estate Held for Investment:
7-Eleven
Gloucester, VA	(h)	$355	$674	$—	$1,029	$53	2/9/2017	2011
Hampton (Mercury), VA	(h)	652	394	—	1,046	36	2/9/2017	1979
Hampton (Ocean), VA	(h)	1,045	446	—	1,491	35	2/9/2017	1962
Hampton (Village), VA	(h)	1,316	464	—	1,780	36	2/9/2017	2001
Newport News, VA	(h)	566	510	—	1,076	40	2/9/2017	2000
Poquoson, VA	(h)	288	565	—	853	50	2/9/2017	2012
Surry, VA	(h)	495	522	—	1,017	41	2/9/2017	1981
Williamsburg (Bypass), VA	(h)	958	379	—	1,337	32	2/9/2017	1997
Williamsburg (John Tyler), VA	(h)	421	281	—	702	27	2/9/2017	1977
AAA Office Park
Hamilton, NJ	(h)	3,254	25,221	10	28,485	700	3/22/2018	2007
Advance Auto
Macomb Township, MI	(h)	718	1,146	—	1,864	218	12/20/2011	2009
Ravenswood, WV	(h)	150	645	58	853	61	6/17/2015	1996
Sedalia, MO	(h)	374	1,187	—	1,561	171	9/23/2013	2013
AK Steel
West Chester, OH	(h)	1,028	19,914	—	20,942	503	4/30/2018	2007
Algonac Plaza
Algonac, MI	(h)	1,097	7,718	—	8,815	1,198	8/30/2013	2002
Amcor Rigid Plastics
Ames, IA	$8,300	775	12,179	—	12,954	1,307	9/19/2014	1996
Apex Technologies
Mason, OH	(h)	997	11,657	—	12,654	381	12/19/2017	1999
Art Van Furniture
Monroeville, PA	(h)	1,023	9,607	—	10,630	303	11/22/2017	2004
York, PA	(h)	1,720	6,628	—	8,348	218	11/22/2017	1978
Aspen Dental					—
Somerset, KY	(h)	285	1,037	—	1,322	121	8/18/2014	2014
At Home					—
Colorado Springs, CO	(h)	989	9,347	—	10,336	564	9/9/2016	1969
O'Fallon, IL	(h)	2,521	7,336	—	9,857	485	9/9/2016	1998
AT&T					—
Oklahoma City, OK	(h)	622	1,493	—	2,115	226	5/1/2014	2013
AutoZone					—
Jesup, GA	(h)	209	781	—	990	46	10/25/2016	2005
Vandalia, OH	532	778	—	—	778	—	10/10/2014	2014
BioLife Plasma Services					—
Fort Wayne, IN		692	2,662	—	3,354	164	12/16/2016	2007
Moorhead, MN		728	3,109	—	3,837	185	12/16/2016	2008
Bob Evans
Defiance, OH	(h)	391	1,674	—	2,065	100	4/28/2017	2011
Dover, OH	(h)	362	1,495	—	1,857	87	4/28/2017	2008
Dundee, MI	(h)	403	1,438	—	1,841	79	4/28/2017	2000
Hamilton, OH	(h)	393	1,305	—	1,698	77	4/28/2017	1997
Hummelstown, PA	(h)	1,184	1,165	—	2,349	61	4/28/2017	1994
Mayfield Heights, OH	(h)	721	919	—	1,640	55	4/28/2017	2003
Richmond, VA	(h)	785	688	—	1,473	37	4/28/2017	1990

CIM INCOME NAV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

					Gross Amount
					at Which
		Initial Costs to Company		Total	Carried At	Accumulated
			Buildings &	Adjustment	December 31, 2018	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(f) (g)	Acquired	Constructed
Burger King
Midwest City, OK	$765	$576	$413	$—	$989	$45	9/30/2014	2015
Caliber Collision					—
Houston, TX	(h)	466	4,929	—	5,395	327	8/11/2016	2016
San Antonio, TX	(h)	196	2,918	—	3,114	163	1/19/2017	1963
Venice, FL	(h)	857	2,662	—	3,519	179	8/12/2016	2015
CarMax
Tinley Park, IL	15,800	3,282	21,974	—	25,256	985	6/27/2017	1998
Carrier Rental Systems					—
Houston, TX	2,800	749	3,832	—	4,581	422	9/4/2014	2006
Chili's and PetSmart Center					—
Panama City, FL	(h)	1,371	4,411	129	5,911	398	12/10/2015	2005
Cottage Plaza
Pawtucket, RI	(h)	5,431	15,582	8	21,021	750	6/29/2017	2004
CVS					—
Austin, TX	1,830	1,417	1,579	81	3,077	291	12/8/2011	1997
Erie, PA	(h)	1,007	1,157	63	2,227	209	12/9/2011	1999
Mansfield, OH	(h)	270	1,691	81	2,042	306	12/9/2011	1998
Wisconsin Rapids, WA	1,790	517	2,148	—	2,665	280	12/13/2013	2013
DaVita Dialysis					—
Austell, GA	(h)	581	2,359	—	2,940	281	5/6/2014	2009
Dollar General					—
Ada, MN	(h)	144	867	—	1,011	64	4/8/2016	2015
Berwick, LA	(h)	141	1,448	—	1,589	239	11/30/2012	2012
Erie, IL	(h)	67	974	—	1,041	67	6/30/2016	2016
Gladwin, MI	780	121	1,119	—	1,240	149	1/24/2014	2013
Glasford, IL	(h)	167	904	—	1,071	62	6/24/2016	2016
Independence, MO	837	276	1,017	—	1,293	158	3/15/2013	2012
Lexington, MI	707	89	1,033	—	1,122	138	1/24/2014	2013
New Richland, MN	(h)	173	900	—	1,073	62	6/24/2016	2016
Ocala, FL	(h)	205	1,308	—	1,513	157	5/7/2014	2013
Pine River, MN	(h)	230	872	—	1,102	64	4/8/2016	2016
Redfield, SD	(h)	43	839	—	882	99	9/5/2014	2014
Sardis City, AL	(h)	334	1,058	—	1,392	177	6/26/2013	2012
Stacy, MN	658	84	810	—	894	86	11/6/2014	2014
Starbuck, MN	(h)	76	946	—	1,022	69	4/15/2016	2016
St. Joseph, MO	(h)	197	972	—	1,169	150	4/2/2013	2013
Topeka, KS	794	176	882	—	1,058	102	10/22/2014	2014
Trimble, MO	(h)	212	802	—	1,014	54	6/30/2016	2016
Wheaton, MN	(h)	134	874	—	1,008	64	4/22/2016	2016
Winthrop, MN	(h)	130	876	—	1,006	64	4/8/2016	2016
Duluth Trading
Arlington, TX	(h)	1,123	3,859	—	4,982	46	8/16/2018	2018
Enid Crossing
Enid, OK	3,407	685	4,426	—	5,111	650	6/30/2014	2013
Family Dollar
Centreville, AL	(h)	50	1,122	—	1,172	138	4/29/2014	2013
Danville, VA	(h)	228	774	—	1,002	116	6/17/2014	2013
Darby, MT	881	244	889	—	1,133	108	9/30/2014	2014
Denton, NC	(h)	334	545	—	879	76	6/17/2014	2012

CIM INCOME NAV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

					Gross Amount
					at Which
		Initial Costs to Company		Total	Carried At	Accumulated
			Buildings &	Adjustment	December 31, 2018	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(f) (g)	Acquired	Constructed
Family Dollar (continued)
Deridder, LA	(h)	$183	$746	$—	$929	$107	9/3/2014	2014
Hampton, AR	$651	131	741	—	872	111	9/15/2014	2014
Londonderry, OH	(h)	65	1,078	—	1,143	146	9/3/2014	2014
Tatum, NM	700	130	805	—	935	111	3/31/2014	2014
West Portsmouth, OH	(h)	214	768	—	982	89	9/23/2014	2004
FedEx
Elko, NV	(h)	186	2,024	—	2,210	297	5/28/2013	2012
Spirit Lake, IA	(h)	115	2,501	—	2,616	335	12/12/2013	2013
FleetPride
Mobile, AL	(h)	695	2,445	—	3,140	272	10/22/2015	2015
Fresh Thyme
Indianapolis, IN	4,470	1,074	7,452	—	8,526	313	9/26/2017	2016
Worthington, OH	(h)	2,648	6,498	—	9,146	414	8/9/2016	2015
Great White
Oklahoma City, OK	(h)	323	4,031	—	4,354	513	5/29/2014	1973
H&E Equipment Services
Albuquerque, NM	(h)	1,211	4,278	—	5,489	111	6/19/2018	2016
Fort Myers, FL	(h)	735	3,963	—	4,698	78	6/19/2018	2016
Suwanee, GA	(h)	1,020	3,505	—	4,525	61	6/19/2018	2016
Headwaters
Bryan, TX	(h)	273	961	—	1,234	111	7/23/2014	2014
Hobby Lobby
Cadillac, MI	(h)	480	4,382	—	4,862	77	6/22/2018	2017
Sedalia, MO	(h)	478	3,976	—	4,454	90	3/15/2018	2016
Watertown, SD	(h)	565	4,252	—	4,817	113	2/22/2018	2016
Willmar, MN	(h)	1,289	3,721	—	5,010	105	2/22/2018	2017
Jewel-Osco
Spring Grove, IL	(h)	739	9,530	—	10,269	34	11/14/2018	2007
Wood Dale, IL	(h)	3,368	6,146	—	9,514	22	11/14/2018	1995
Jo-Ann's
Roseville, MI	(h)	506	2,747	—	3,253	457	9/30/2013	2013
Kloeckner
University Park, IL	(h)	816	11,887	—	12,703	44	11/7/2018	2016
Kum & Go
Cedar Rapids, IA	1,501	630	1,679	—	2,309	253	5/3/2013	2011
LA Fitness
Pawtucket, RI	(h)	5,556	7,071	—	12,627	640	10/11/2016	2015
Rock Hill, SC	(h)	630	7,858	—	8,488	422	4/6/2017	2015
Lowe's
Fremont, OH	5,312	1,287	7,125	278	8,690	1,117	12/11/2013	1996
North Dartmouth, MA	(h)	7,334	11,976	—	19,310	832	1/4/2017	2004
Marshalls
Wilkesboro, NC	(h)	968	1,775	151	2,894	118	10/20/2016	1999
Marshalls & Petco					—
Blaine, MN	(h)	1,642	5,170	—	6,812	388	12/29/2016	2016
Mattress Firm
Fairview Park, OH	(h)	646	830	—	1,476	108	6/16/2014	2014
Gadsden, AL	(h)	393	1,413	—	1,806	207	6/10/2013	2012
Phoenix, AZ	(h)	550	956	—	1,506	125	2/26/2014	2014
Mattress Firm & Panera Bread
Elyria, OH	(h)	1,100	2,836	—	3,936	239	4/7/2016	2015
McAlister's Deli
Amarillo, TX	(h)	435	1,050	—	1,485	152	3/27/2014	2010

CIM INCOME NAV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

					Gross Amount
					at Which
		Initial Costs to Company		Total	Carried At	Accumulated
			Buildings &	Adjustment	December 31, 2018	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(f) (g)	Acquired	Constructed
McAlister’s Deli (continued)
Shawnee, OK	(h)	$601	$1,054	$—	$1,655	$145	3/27/2014	2007
Mister Carwash
Hudson, FL	(h)	1,014	843	—	1,857	48	10/19/2016	2007
Spring Hill, FL	(h)	961	1,156	—	2,117	65	10/19/2016	2008
National Tire & Battery
Conyers, GA	$1,657	522	1,845	—	2,367	209	9/26/2014	1995
Natural Grocers
Prescott, AZ	2,367	795	2,802	—	3,597	463	5/6/2013	2012
North Lake Square
Gainesville, GA	13,365	1,318	22,598	—	23,916	960	7/26/2017	2015
Northern Tool
Hoover, AK	(h)	691	2,150	—	2,841	257	8/15/2014	2014
O'Reilly Auto Parts
Decatur, GA	(h)	491	985	—	1,476	59	9/12/2016	2007
Fayetteville, NC	(h)	132	1,246	—	1,378	150	3/18/2014	2012
PetSmart
Lexington, NC	(h)	605	3,162	—	3,767	201	1/27/2017	2016
Little Rock, AR	(h)	1,283	2,820	—	4,103	431	7/19/2013	1996
McAllen, TX	2,924	1,961	1,994	—	3,955	352	9/30/2014	1995
Procter & Gamble
Fayetteville, AR	(h)	1,757	8,663	—	10,420	173	4/2/2018	2006
Raising Canes
Avondale, AZ	(h)	1,435	1,857	—	3,292	215	5/23/2014	2013
Sam's Club
Timonium, MD	9,150	6,194	11,042	—	17,236	892	11/28/2016	2000
Sherwin-Williams
Douglasville, GA	(h)	417	578	—	995	83	8/2/2013	2009
Fort Myers, FL	(h)	515	703	—	1,218	40	4/26/2017	2016
Lawrenceville, GA	(h)	320	845	—	1,165	131	9/24/2013	2013
Pigeon Forge, TN	(h)	393	661	—	1,054	39	11/1/2016	2015
Shopko
Larned, KS	(h)	49	1,727	—	1,776	216	6/30/2014	2008
Nephi, UT	(h)	180	2,872	—	3,052	216	3/4/2016	2015
Sleepy's					—
Roanoke Rapids, NC	(h)	238	1,267	—	1,505	113	8/17/2015	2015
Sunoco
Merritt Island, FL	(h)	577	1,762	—	2,339	252	4/12/2013	2008
SuperValu
Oglesby, IL	(h)	1,190	14,098	—	15,288	167	7/23/2018	1996
Tailwinds
Denton, TX	(h)	884	7,747	—	8,631	840	9/30/2014	2013
Tellico Greens
Loudon, TN	3,000	823	3,959	—	4,782	524	12/20/2013	2008
Tempe Commerce
Tempe, AZ	(h)	1,975	12,512	83	14,570	431	12/22/2017	1998
Tempe, AZ	(h)	1,872	10,758	—	12,630	105	9/17/2018	1998
Teradata
Miami Township, OH	(h)	1,161	9,181	—	10,342	618	12/12/2016	2010
The Toro Company
Windom, MN	(h)	73	8,708	—	8,781	585	5/19/2016	2016

CIM INCOME NAV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

					Gross Amount
					at Which
		Initial Costs to Company		Total	Carried At	Accumulated
			Buildings &	Adjustment	December 31, 2018	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(f) (g)	Acquired	Constructed
Time Warner
Streetsboro, OH	$3,543	$811	$3,849	$—	$4,660	$436	9/30/2014	2003
Tire Centers
Decatur, AL	1,311	208	$1,329	$—	$1,537	$158	10/3/2014	1998
Title Resource Group					—
Mt. Laurel, NJ	9,240	2,188	12,380	—	14,568	1,540	11/24/2015	2004
TJ Maxx
Danville, IL	(h)	271	2,528	—	2,799	420	9/23/2013	2013
Triangle Town Place
Raleigh, NC	16,400	4,694	23,044	—	27,738	1,262	12/15/2016	2004
Valeo North American HQ
Troy, MI	(h)	1,564	11,662	—	13,226	391	2/9/2018	2000
Valeo Production Facility
East Liberty, OH	(h)	268	5,564	—	5,832	242	6/2/2017	2016
Valvoline HQ
Lexington, KY	(h)	5,204	31,112	—	36,316	832	3/1/2018	2017
Walgreens
Albuquerque, NM	(h)	789	1,609	10	2,408	288	12/7/2011	1995
Coweta, OK	2,600	725	3,246	—	3,971	370	6/30/2014	2009
Reidsville, NC	3,603	610	3,801	—	4,411	691	12/8/2011	2008
St. Louis, MO	2,534	307	3,205	—	3,512	353	8/8/2014	2007
Walmart
Randallstown, MD	14,250	7,748	22,021	—	29,769	1,111	5/17/2017	2012
Weasler Engineering
West Bend, WI	(h)	600	12,732	—	13,332	177	6/22/2018	1957
West Marine
Mystic, CT	(h)	1,168	3,132	—	4,300	290	9/11/2015	2014
	$138,459	$146,675	$651,342	$952	$798,969	$41,645
 ____________________________________

(a)	As of December 31, 2018, the Company owned 122 retail, six anchored shopping centers, 14 industrial and distribution and 10 office properties.

(b)	Consists of capital expenditures and real estate development costs, and impairment charges.

(c)	Gross intangible lease assets of $127.2 million and the associated accumulated amortization of $23.1 million are not reflected in the table above.

(d)	The aggregate cost for federal income tax purposes was approximately $907.9 million.

CIM INCOME NAV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

(e)	The following is a reconciliation of total real estate carrying value for the years ended December 31:

	2018	2017	2016
Balance, beginning of period	$618,085	$406,447	$237,401
Additions
Acquisitions	221,951	219,584	168,901
Improvements	472	598	145
Total additions	$222,423	$220,182	$169,046
Deductions
Dispositions	(39,272)	—	—
Impairments	(2,267)	(227)	—
Reclassified to assets held for sale	—	(8,317)	—
Total deductions	$(41,539)	$(8,544)	$—
Balance, end of period	$798,969	$618,085	$406,447
(f)The following is a reconciliation of accumulated depreciation for the years ended December 31:

	2018	2017	2016
Balance, beginning of period	$26,073	$14,768	$8,168
Additions
Acquisitions - depreciation expense	17,099	11,537	6,576
Improvements - depreciation expense	1,327	544	24
Total additions	$18,426	$12,081	$6,600
Deductions
Impairments	—	(10)	—
Dispositions	(2,854)	—	—
Reclassified to assets held for sale	—	(766)	—
Total deductions	$(2,854)	$(776)	$—
Balance, end of period	$41,645	$26,073	$14,768

(g)
The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, buildings are depreciated over 40 years, site improvements are amortized over 15 years, and tenant improvements are amortized over the remaining life of the lease or the useful life, whichever is shorter.

(h)	Part of the Credit Facility’s Borrowing Base. As of December 31, 2018, the Company had $218.5 million outstanding under the Credit Facility.