Form 10-Q
period 2019-03-31
CIM INCOME NAV, INC.
filed 2019-05-10
CIK 1498542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 000-55187
__________________________________________
CIM INCOME NAV, INC.
(Exact name of registrant as specified in its charter)
__________________________________________

Maryland	27-3147801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2398 East Camelback Road, 4th Floor Phoenix, Arizona 85016	(602) 778-8700
(Address of principal executive offices; zip code)	(Registrant’s telephone number, including area code)
2325 East Camelback Road, 10th Floor, Phoenix, Arizona 85016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
None	None	None
As of May 6, 2019, there were approximately 18.8 million shares of Class D common stock, approximately 14.0 million shares of Class T common stock, no shares of Class S common stock, and approximately 1.1 million shares of Class I common stock, par value $0.01 each, of CIM Income NAV, Inc. outstanding.

CIM INCOME NAV, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
CIM INCOME NAV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts) (Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Real estate assets:
Land	$149,203	$146,675
Buildings and improvements	659,573	652,294
Intangible lease assets	128,364	127,209
Total real estate assets, at cost	937,140	926,178
Less: accumulated depreciation and amortization	(72,453)	(64,755)
Total real estate assets, net	864,687	861,423
Investment in marketable securities	5,723	5,466
Total real estate assets and marketable securities, net	870,410	866,889
Cash and cash equivalents	1,950	3,644
Restricted cash	741	806
Rents and tenant receivables	11,393	9,964
Derivative assets, prepaid expenses and other assets	2,215	3,404
Deferred costs, net	948	1,038
Due from affiliates	—	112
Total assets	$887,657	$885,857
LIABILITIES AND EQUITY
Credit facility and notes payable, net	$348,428	$354,254
Accrued expenses and accounts payable	4,078	3,812
Due to affiliates	16,400	15,585
Intangible lease liabilities, net	15,108	15,506
Distributions payable	2,810	2,719
Derivative liability, deferred rental income and other liabilities	4,862	4,989
Total liabilities	391,686	396,865
Commitments and contingencies
Redeemable common stock	59,913	58,902
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
D Shares common stock, $0.01 par value per share; 122,500,000 shares authorized, 19,043,254 and 18,942,529 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	190	189
T Shares common stock, $0.01 par value per share; 122,500,000 shares authorized, 13,680,435 and 12,777,322 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	137	128
I Shares common stock, $0.01 par value per share; 122,500,000 shares authorized, 1,110,846 and 1,159,730 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	11	12
Capital in excess of par value	511,997	497,581
Accumulated distributions in excess of earnings	(75,594)	(69,151)
Accumulated other comprehensive (loss) income	(1,443)	565
Total stockholders’ equity	435,298	429,324
Non-controlling interests	760	766
Total equity	$436,058	$430,090
Total liabilities, redeemable common stock, and equity	$887,657	$885,857

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM INCOME NAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Rental and other property income	$19,503	$15,203
Interest income on marketable securities	38	31
Total revenues	19,541	15,234
Operating expenses:
General and administrative	2,010	1,565
Property operating	1,069	554
Real estate tax	1,252	1,012
Advisory fees and expenses	1,892	1,235
Transaction-related	488	569
Depreciation and amortization	7,404	5,932
Total operating expenses	14,115	10,867
Loss on disposition of real estate, net	—	(209)
Operating income	5,426	4,158
Other expense:
Interest expense and other, net	(3,790)	(2,997)
Net income	1,636	1,161
Net income allocated to noncontrolling interest	9	9
Net income attributable to the Company	$1,627	$1,152

Class D Common Stock:
Net income attributable to the Company	$953	$724
Basic and diluted weighted average number of common shares outstanding	19,043,923	16,219,585
Basic and diluted net income per common share	$0.05	$0.04

Class T Common Stock:
Net income attributable to the Company	$612	$382
Basic and diluted weighted average number of common shares outstanding	13,300,938	9,142,565
Basic and diluted net income per common share	$0.05	$0.04

Class I Common Stock:
Net income attributable to the Company	$62	$46
Basic and diluted weighted average number of common shares outstanding	1,132,382	1,010,481
Basic and diluted net income per common share	$0.05	$0.05
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM INCOME NAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$1,636	$1,161
Other comprehensive (loss) income
Unrealized holding gain (loss) on marketable securities	123	(92)
Reclassification adjustment for realized loss included in income as other expense	7	1
Unrealized (loss) gain on interest rate swaps	(1,920)	2,172
Amount of (gain) loss reclassified from other comprehensive (loss) income into income as interest expense and other, net	(218)	77
Total other comprehensive (loss) income	(2,008)	2,158

Comprehensive (loss) income	(372)	3,319
Comprehensive income allocated to noncontrolling interest	9	9
Comprehensive (loss) income attributable to the Company	$(381)	$3,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM INCOME NAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share amounts) (Unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value
Balance, January 1, 2019	32,879,581	$329	$497,581	$(69,151)	$565	$429,324	$766	$430,090
Issuance of common stock	2,132,534	22	38,500	—	—	38,522	—	38,522
Distributions declared on common stock — $0.24 per common share	—	—	—	(8,070)	—	(8,070)	—	(8,070)
Commissions, dealer manager and ongoing stockholder servicing fees	—	—	(1,788)	—	—	(1,788)	—	(1,788)
Other offering costs	—	—	(285)	—	—	(285)	—	(285)
Redemptions of common stock	(1,177,580)	(13)	(21,033)	—	—	(21,046)	—	(21,046)
Equity-based compensation	—	—	33	—	—	33	—	33
Changes in redeemable common stock	—	—	(1,011)	—	—	(1,011)	—	(1,011)
Distributions to non-controlling interests	—	—	—	—	—	—	(15)	(15)
Comprehensive loss	—	—	—	1,627	(2,008)	(381)	9	(372)
Balance as of March 31, 2019	33,834,535	$338	$511,997	$(75,594)	$(1,443)	$435,298	$760	$436,058

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value
Balance, January 1, 2018	25,695,557	$257	$378,266	$(45,506)	$1,657	$334,674	$772	$335,446
Cumulative effect of accounting changes	—	—	—	(37)	37	—	—	—
Issuance of common stock	1,929,152	20	35,466	—	—	35,486	—	35,486
Distributions declared on common stock — $0.24 per common share	—	—	—	(6,359)	—	(6,359)	—	(6,359)
Commissions, dealer manager and ongoing stockholder servicing fees	—	—	(2,436)	—	—	(2,436)	—	(2,436)
Other offering costs	—	—	(264)	—	—	(264)	—	(264)
Redemptions of common stock	(590,172)	(6)	(10,603)	—	—	(10,609)	—	(10,609)
Changes in redeemable common stock	—	—	(2,506)	—	—	(2,506)	—	(2,506)
Distributions to non-controlling interests	—	—	—	—	—	—	(12)	(12)
Comprehensive income	—	—	—	1,152	2,158	3,310	9	3,319
Balance as of March 31, 2018	27,034,537	$271	$397,923	$(50,750)	$3,852	$351,296	$769	$352,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM INCOME NAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$1,636	$1,161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	7,300	5,776
Straight-line rental income, net	(821)	(676)
Amortization of deferred financing costs	270	271
Amortization on marketable securities	1	3
Equity-based compensation	33	—
Loss on sale of marketable securities	7	1
Loss on disposition of real estate assets, net	—	209
Write-off of deferred financing costs	—	35
Changes in assets and liabilities:
Rents and tenant receivables	(608)	424
Prepaid expenses and other assets	(170)	54
Accrued expenses and accounts payable	275	1,057
Deferred rental income and other liabilities	(906)	235
Due from affiliates	112	94
Due to affiliates	331	(1,293)
Net cash provided by operating activities	7,460	7,351
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(10,962)	(108,471)
Investment in marketable securities	(298)	(56)
Proceeds from sale and maturities of marketable securities	163	183
Net proceeds from disposition of real estate assets	—	8,050
Payment of property escrow deposits	(150)	(4,050)
Refund of property escrow deposits	150	2,975
Net cash used in investing activities	(11,097)	(101,369)
Cash flows from financing activities:
Proceeds from issuance of common stock	34,630	32,404
Offering costs on issuance of common stock	(1,589)	(1,573)
Redemptions of common stock	(21,046)	(10,609)
Distributions to stockholders	(4,087)	(3,172)
Proceeds from credit facility	11,500	97,000
Repayments of credit facility	(17,500)	(18,500)
Deferred financing costs paid	(15)	(121)
Change in escrowed stockholder proceeds liability	—	105
Distributions to noncontrolling interests	(15)	(12)
Net cash provided by financing activities	1,878	95,522
Net (decrease) increase in cash and cash equivalents and restricted cash	(1,759)	1,504
Cash and cash equivalents and restricted cash, beginning of period	4,450	2,924
Cash and cash equivalents and restricted cash, end of period	$2,691	$4,428
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$1,950	$4,230
Restricted cash	741	198
Total cash and cash equivalents and restricted cash	$2,691	$4,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited)
NOTE 1 — ORGANIZATION AND BUSINESS
CIM Income NAV, Inc. (formerly known as Cole Real Estate Income Strategy (Daily NAV), Inc.) (the “Company”) is a daily priced perpetual life non-exchange traded real estate investment trust (“REIT”) formed as a Maryland corporation on July 27, 2010, that qualified as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2012.
Substantially all of the Company’s business is conducted through CIM Income NAV Operating Partnership, LP, a Delaware limited partnership (“CIM Income NAV OP”), of which the Company is the sole general partner, and owns, directly or indirectly, 100% of the partnership interests.
The Company is externally managed by CIM Income NAV Management, LLC (“CIM Income NAV Management”), an affiliate of CIM Group, LLC (“CIM”), a vertically-integrated owner and operator of real assets with multidisciplinary expertise and in-house research, acquisition, credit analysis, development, finance, leasing, and asset management capabilities headquartered in Los Angeles, California with offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; New York, New York; Chicago, Illinois; and Phoenix, Arizona. The Company has no paid employees and relies upon CIM Income NAV Management and its affiliates to provide substantially all of the Company’s day-to-day management. The Company’s advisory agreement with CIM Income NAV Management is for a one-year term and is considered for renewal on an annual basis by the Company’s board of directors (the “Board”). The current term of the advisory agreement expires on November 30, 2019.
CCO Group, LLC owns and controls CIM Income NAV Management, the Company’s advisor, and is the indirect owner of CCO Capital, LLC (“CCO Capital”), the Company’s dealer manager, and CREI Advisors, LLC (“CREI Advisors”), the Company’s property manager. CCO Group, LLC and its subsidiaries (collectively, “CCO Group”) serve as the Company’s sponsor and as a sponsor to Cole Credit Property Trust IV, Inc. (“CCPT IV”), Cole Credit Property Trust V, Inc. (“CCPT V”), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”), and Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”).
On December 6, 2011, the Company commenced its initial public offering on a “best efforts” basis of $4.0 billion in shares of common stock. On August 26, 2013, the Company designated the existing shares of the Company’s common stock that were sold prior to such date to be Wrap Class shares (“W Shares”) of common stock and registered two new classes of the Company’s common stock, Advisor Class shares (“A Shares”) and Institutional Class shares (“I Shares”). On February 10, 2017, the Company filed a registration statement (the “Continuing Offering Registration Statement”), pursuant to which the Company is offering up to $4.0 billion in shares of common stock (the “Offering”), consisting of $3.5 billion in shares in the Company’s primary offering (the “Primary Offering”) and $500.0 million in shares pursuant to a distribution reinvestment plan (the “DRIP”).
On November 27, 2018, the Company amended its charter to, among other things, change the name and designation of its W Shares to Class D Common Stock (the “D Shares”), and its A Shares to Class T Common Stock (the “T Shares”), respectively, and reclassified a portion of its common stock as Class S Common Stock (the “S Shares”), to be offered alongside its D Shares, T Shares and I Shares in its continuous public offering (the “Share Modifications”). The Company is offering to sell any combination of D Shares, T Shares, S Shares and I Shares with a dollar value up to the maximum offering amount. In connection with the Share Modifications, when the Company refers to its share classes in this Quarterly Report on Form 10-Q with respect to dates prior to November 27, 2018 (the “Restructure Date”), the Company is referring to its shares under its prior share structure, and when the Company refers to its share classes with respect to dates on or after November 27, 2018, the Company is referring to its shares under its new share structure. See Note 11 — Related-Party Transactions and Agreements to the Company’s condensed consolidated financial statements for detailed information regarding the advisory and dealer manager amendments related to its share modifications. As of March 31, 2019, the Company had issued approximately 42.7 million shares of common stock in the Offering, including 2.2 million in shares issued in the DRIP, for gross offering proceeds of $770.5 million before $19.8 million in upfront selling commissions, dealer manager fees and the current portion of stockholder servicing fees, and $5.7 million in organization and offering costs.
The per share purchase price for each class of common stock varies from day-to-day and, on each business day, is equal to, for each class of common stock, the Company’s net asset value (“NAV”) for such class, divided by the number of shares of that class outstanding as of the close of business on such a day, plus, for D Shares, T Shares and S Shares sold in the Primary Offering, applicable upfront selling commissions and dealer manager fees. The Company’s NAV per share is calculated daily as of the close of business by an independent fund accountant using a process that reflects (1) estimated values of each of the Company’s commercial real estate assets, related liabilities and notes receivable secured by real estate provided periodically by the Company’s independent valuation expert in individual appraisal reports, (2) daily updates in the price of liquid assets for

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

which third party market quotes are available, (3) accruals of daily distributions, and (4) estimates of daily accruals, on a net basis, of operating revenues, expenses, debt service costs and fees. As of March 31, 2019, the NAV per share for D Shares, T Shares and I Shares was $17.83, $17.51 and $18.06, respectively. The Company’s NAV is not audited or reviewed by its independent registered public accounting firm.
The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio primarily consisting of (1) necessity retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States, (2) notes receivable and other investments secured by commercial real estate, including the origination of loans, and (3) U.S. government securities, agency securities, corporate debt and other investments for which there is reasonable liquidity. As of March 31, 2019, the Company owned 153 commercial properties, including properties owned through a consolidated joint venture arrangement (the “Consolidated Joint Venture”), comprised of 5.8 million rentable square feet of commercial space located in 35 states, and which was 98.7% leased, including month-to-month agreements, if any.
As a perpetual-life, non-exchange traded REIT, the Company will be selling shares of common stock on a continuous basis and for an indefinite period of time, subject to ongoing regulatory approval of the Company’s filings for additional offerings. The Company will endeavor to take all reasonable actions to avoid interruptions in the continuous offering of shares of common stock. The Company reserves the right to terminate the Offering at any time.
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
Principles of Consolidation and Basis of Presentation
The condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission regarding interim financial reporting, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2018, and related notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The condensed consolidated financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
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

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

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
As of March 31, 2019 and December 31, 2018, the Company determined that it had a controlling interest in the Consolidated Joint Venture and therefore met the GAAP requirements for consolidation.
Reclassifications
Certain amounts in the Company’s prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation.
In November 2018, the SEC finalized the Disclosure Update Simplification Project, which eliminated Rule 3-15(a)(1) reporting of Gain or Loss on Sale of Properties by REITs. To conform with Accounting Standards Codification (“ASC”) 360, Property, Plant, and Equipment and the SEC rule change, the Company has classified the loss on dispositions of real estate assets, net as operating income in the Company’s condensed consolidated statements of operations. This change resulted in a decrease in operating income of $209,000 during the three months ended March 31, 2018.
In connection with the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), as defined in “Recent Accounting Pronouncements,” during the first quarter of fiscal year 2019, the Company is now combining rental income of $13.8 million and tenant reimbursement income of $1.4 million for the three months ended March 31, 2018 into a single line item, rental and other property income, on the condensed consolidated statements of operations.
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

impairment losses were recorded during the three months ended March 31, 2019 or 2018. The Company’s assessment of impairment as of March 31, 2019 was based on the most current information available to the Company, including expected holding periods. If the Company’s expected holding periods for assets change, subsequent tests for impairment could result in impairment charges in the future. The Company cannot provide any assurance that material impairment charges with respect to the Company’s real estate assets will not occur during 2019 or in future periods.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of March 31, 2019 or December 31, 2018.
Disposition of Real Estate Assets
Gains and losses from dispositions are recognized once the various criteria relating to the terms of sale and any subsequent involvement by the Company with the asset sold are met. A discontinued operation includes only the disposal of a component of an entity and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. The disposition of the Company’s individual properties did not qualify for discontinued operations presentation, and thus, the results of the properties that have been sold remain in operating income, and any associated gains or losses from the disposition are included in Loss on disposition of real estate, net.
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
All real estate acquisitions in the periods presented qualified as asset acquisitions, and as such, acquisition-related fees and certain acquisition-related expenses related to these asset acquisitions are now capitalized and allocated to tangible and intangible assets and liabilities, as described above. Other acquisition-related expenses, such as advisor reimbursements, continue to be expensed as incurred and are included in transaction-related expenses on the accompanying condensed consolidated statements of operations.
Investment in Marketable Securities
Investment in marketable securities consists primarily of the Company’s investment in corporate and government debt securities. The Company determines the appropriate classification for debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of March 31, 2019, the Company classified its investments as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in other comprehensive (loss) income.
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

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

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
Noncontrolling Interest in Consolidated Joint Venture
The Company has a controlling interest in a Consolidated Joint Venture and, therefore, met the GAAP requirements for consolidation. The Company recorded net income of $9,000 and paid distributions of $15,000 related to noncontrolling interest during the three months ended March 31, 2019. The Company recorded the noncontrolling interest of $760,000 and $766,000 as of March 31, 2019 and December 31, 2018, respectively, on the condensed consolidated balance sheets.
Restricted Cash
The Company had $741,000 and $806,000 in restricted cash as of March 31, 2019 and December 31, 2018, respectively. Included in restricted cash was $93,000 and $158,000 held by lenders in lockbox accounts as of March 31, 2019 and December 31, 2018, respectively. As part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which funds in excess of the required minimum balance are disbursed on a weekly basis to the Company. Restricted cash also included $648,000 held in escrow for tenant improvements at a certain property in accordance with the associated lease agreement as of March 31, 2019 and December 31, 2018.
Stockholder Servicing Fees
The Company pays CCO Capital stockholder servicing fees, which are calculated on a daily basis in the amount of 1/365th of 0.25%, 0.85% and 0.85% of the per share NAV, respectively, for each class of common stock outstanding for D Shares, T Shares and S Shares. The Company does not pay a stockholder servicing fee with respect to I Shares.
The stockholder servicing fees are paid monthly in arrears. An estimated liability for future stockholder servicing fees payable to CCO Capital is recognized at the time each share is sold and included in due to affiliates in the condensed consolidated balance sheets with a corresponding decrease to capital in excess of par value. The Company recognized a liability for future fees payable to CCO Capital of $13.7 million and $13.2 million, as of March 31, 2019 and December 31, 2018, respectively.
Leases
The Company has lease agreements with lease and non-lease components. The Company has elected to not separate non-lease components from lease components for all classes of underlying assets (primarily real estate assets) and will account for the combined component as rental and other property income. Non-lease components included in rental and other property income include certain tenant reimbursements for maintenance services (including common-area maintenance services or “CAM”), real estate taxes, insurance and utilities paid for by the lessor but consumed by the lessee. As a lessor, the Company has further determined that this policy will be effective only on a lease that has been classified as an operating lease and the revenue recognition pattern and timing is the same for both types of components. Therefore, Accounting Standards Codification Topic 842, Leases (“ASC 842”), will be applied to these lease contracts for both types of components. The Company does not have material leases where it is the lessee.
Significant judgments and assumptions are inherent in not only determining if a contract contains a lease but also the lease classification, terms, payments, and, if needed, discount rates. Judgments include the nature of any options with the determination if they will be exercised, evaluation of implicit discount rates and the assessment and consideration of “fixed” payments for straight-line rent revenue calculations.
Lease costs represent the initial direct costs incurred in origination, negotiation and processing of a lease agreement. Such costs include outside broker commissions and other independent third-party costs and are amortized over the life of the lease on a straight-line basis. Costs related to salaries and benefits, supervision, administration, unsuccessful origination efforts and

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

other activities not directly related to completed lease agreements are expensed as incurred. Leasing commissions subsequent to successful lease execution are capitalized.
Revenue Recognition
Rental and other property income is primarily derived from fixed contractual payments from operating leases and, therefore, is generally recognized on a straight-line basis over the term of the lease, which typically begins the date the tenant takes control of the space. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of this calculation. Variable rental and other property income consists primarily of tenant reimbursements for recoverable real estate taxes and operating expenses which are included in rental and other property income in the period when such costs are incurred, with offsetting expenses in real estate taxes and property operating expenses, respectively, within the condensed consolidated statements of operations. The Company defers the recognition of variable rental and other property income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved.
The Company continually reviews lease-related receivables, including any straight-line rent, and current and future operating expense reimbursements from tenants, and determines their collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Upon the determination that the collectability of a receivable is not probable, the Company will record a reduction to rental and other property income for amounts previously recorded and a decrease in the outstanding receivable. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability becomes probable. Management’s estimate of the collectability of lease-related receivables is based on the best information available to management at the time of evaluation.
Earnings and Distributions Per Share
The Company has four classes of common stock with nonforfeitable dividend rights that are determined based on a different NAV for each class. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which can result in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. Diluted income per share, when applicable, considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the three months ended March 31, 2019 or 2018. Distributions per share are calculated based on the authorized daily distribution rate.
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
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The Company used the optional alternative transition method upon adoption of the new standard on January 1, 2019 and used the effective date as the date of initial application. Consequently, financial information was not updated and the disclosures required under the new standard are not provided for dates and periods before January 1, 2019. The Company elected the “package of practical expedients,” which permits the Company to not reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. The adoption of ASU 2016-02 has not had a material impact on the accounting treatment and disclosure of the Company’s net leases, which are the primary source of the Company’s revenues.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), which was subsequently amended by ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (“ASU 2018-19”), in November 2018. ASU 2016-13 is intended to improve financial reporting requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current GAAP. ASU 2018-19 clarified that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. ASU 2016-13 and ASU 2018-19 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating the impact this amendment will have on its condensed consolidated financial statements.
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
In October 2018, the FASB issued ASU No. 2018-16, Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2018-16”). The amendments in this ASU permit the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes. The SOFR is a volume-weighted median interest rate that is calculated daily based on overnight transactions from the prior day’s activity in specified segments of the U.S. Treasury repo market. It has been selected as the preferred replacement for the U.S. dollar London Interbank Offered Rate (“LIBOR”), which will be phased out by the end of 2021. ASU 2018-16 is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2018-16 is required to be adopted on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. The Company currently uses LIBOR as its benchmark interest rate in the Company’s interest rate swaps associated with the Company’s LIBOR-based variable rate borrowings. The Company has not entered into any new or redesignated hedging relationships on or after the date of adoption of ASU 2018-16; as such, the Company is currently evaluating the potential effect this new benchmark interest rate option will have on its condensed consolidated financial statements.
In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. The guidance changes the guidance for determining whether a decision-making fee is a variable interest. Under the new ASU, indirect interests held through related parties under common control will now be considered on a proportional basis when determining whether fees paid to decision makers and service providers are variable interests. Such indirect interests were previously treated the same as direct interests. This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently assessing the impact that adopting this new standard will have on its condensed consolidated financial statements and footnote disclosures.
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

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of March 31, 2019, the estimated fair value of the Company’s debt was $346.8 million, compared to a carrying value of $351.0 million. As of December 31, 2018, the estimated fair value of the Company’s debt was $350.2 million, compared to a carrying value of $356.9 million.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2019 and December 31, 2018, the Company has assessed the overall significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of March 31, 2019 and December 31, 2018, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swaps	$1,497	$—	$1,497	$—
Marketable securities	5,723	5,723	—	—
Total financial assets	$7,220	$5,723	$1,497	$—
Financial liability:
Interest rate swap	$(2,978)	$—	$(2,978)	$—

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swaps	$2,856	$—	$2,856	$—
Marketable securities	5,466	5,466	—	—
Total financial assets	$8,322	$5,466	$2,856	$—
Financial liability:
Interest rate swap	$(2,199)	$—	$(2,199)	$—
NOTE 4 — REAL ESTATE ASSETS
2019 Property Acquisition
During the three months ended March 31, 2019, the Company acquired a 100% interest in one commercial property for an aggregate purchase price of $11.0 million (the “2019 Asset Acquisition”), which includes $109,000 of acquisition-related expenses that were capitalized. The Company funded the 2019 Asset Acquisition with net proceeds from the Offering and available borrowings.
The following table summarizes the purchase price allocation for the 2019 Asset Acquisition purchased during the three months ended March 31, 2019 (in thousands):

2019 Asset Acquisition
Land	$2,528
Building and improvements	7,272
Acquired in-place leases and other intangibles (1)	1,153
Total purchase price	$10,953
______________________

(1)	The weighted average amortization period for acquired in-place leases and other intangibles was 15.0 years.
2018 Property Acquisitions
During the three months ended March 31, 2018, the Company acquired a 100% interest in six commercial properties for an aggregate purchase price of $108.2 million (the “2018 Asset Acquisitions”), which included $695,000 of acquisition-related expenses that were capitalized.
The following table summarizes the purchase price allocation for the 2018 Asset Acquisitions purchased during the three months ended March 31, 2018 (in thousands):

2018 Asset Acquisitions
Land	$12,458
Building and improvements	80,703
Acquired in-place leases and other intangibles (1)	12,741
Acquired above-market leases (2)	2,558
Intangible lease liabilities (3)	(233)
Total purchase price	$108,227
______________________

(1)	The weighted average amortization period for acquired in-place leases and other intangibles was 12.3 years.

(2)	The weighted average amortization period for acquired above-market leases was 9.7 years.

(3)	The weighted average amortization period for acquired intangible lease liabilities was 14.0 years.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

2018 Property Disposition
During the three months ended March 31, 2018, the Company disposed of one multi-tenant property (not including the land, where the Company was the lessor to the ground lease), for an aggregate gross sales price of $8.1 million, resulting in proceeds of $7.8 million after closing costs and a loss of $209,000. No disposition fees were paid to affiliates in connection with the sale of this property and the Company has no continuing involvement with this property. The loss on sale of real estate is included in loss on disposition of real estate, net in the condensed consolidated statements of operations.
Consolidated Joint Venture
As of March 31, 2019, the Company had an interest in a Consolidated Joint Venture that owns and manages two properties, with total assets of $7.5 million, which included $7.2 million of land, building and improvements and $641,000 of intangible assets, net of accumulated depreciation and amortization of $524,000, and total liabilities of $83,000. The Consolidated Joint Venture does not have any debt outstanding as of March 31, 2019. The Company has the ability to control operating and financial policies of the Consolidated Joint Venture. There are restrictions on the use of these assets as the Company would generally be required to obtain the approval of the partner (the “Consolidated Joint Venture Partner”) in accordance with the joint venture agreement for any major transactions. The Company and the Consolidated Joint Venture Partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
NOTE 5 — INTANGIBLE LEASE ASSETS AND LIABILITIES
Intangible lease assets and liabilities of the Company consisted of the following as of March 31, 2019 and December 31, 2018 (in thousands, except weighted average life remaining):

	March 31, 2019	December 31, 2018
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $23,076 and $20,688, respectively (with a weighted average life remaining of 13.3 years and 13.8 years, respectively)
	$90,316	$91,549
Acquired above-market leases, net of accumulated amortization of $2,707 and $2,422, respectively (with a weighted average life remaining of 12.3 years and 12.6 years, respectively)
	12,265	12,550
Total intangible assets, net	$102,581	$104,099
Intangible lease liabilities:
Acquired below-market liabilities, net of accumulated amortization of $3,678 and $3,280, respectively (with a weighted average life remaining of 20.8 years and 21.4 years, respectively)
	$15,108	$15,506
Amortization of the above-market leases is recorded as a reduction to rental and other property income, and amortization expense for the in-place leases and other intangibles is included in depreciation and amortization in the accompanying condensed consolidated statements of operations. Amortization of below-market leases is recorded as an increase to rental and other property income in the accompanying condensed consolidated statements of operations. The following table summarizes the amortization related to the intangible lease assets and liabilities for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
In-place lease and other intangible amortization	$2,388	$1,941
Above-market lease amortization	$285	$189
Below-market lease amortization	$398	$354

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

As of March 31, 2019, the estimated amortization relating to the intangible lease assets and liabilities is as follows (in thousands):

	Amortization
	In-Place Leases and Other Intangibles	Above-Market Leases	Below-Market Leases
Remainder of 2019	$7,190	$854	$1,193
2020	$9,385	$1,132	$1,566
2021	$9,238	$1,132	$1,350
2022	$9,195	$1,132	$1,312
2023	$8,931	$1,123	$1,278
NOTE 6 — MARKETABLE SECURITIES
The Company owned marketable securities with an estimated fair value of $5.7 million and $5.5 million as of March 31, 2019 and December 31, 2018, respectively. The following is a summary of the Company’s available-for-sale securities as of March 31, 2019 (in thousands):

	Available-for-sale securities
	Amortized Cost Basis	Unrealized (Loss) Gain	Fair Value
U.S. Treasury Bonds	$2,070	$13	$2,083
U.S. Agency Bonds	582	—	582
Corporate Bonds	3,033	25	3,058
Total available-for-sale securities	$5,685	$38	$5,723
The following table provides the activity for the marketable securities during the three months ended March 31, 2019 (in thousands):

	Amortized Cost Basis	Unrealized (Loss) Gain	Fair Value
Marketable securities as of January 1, 2019	$5,558	$(92)	$5,466
Face value of marketable securities acquired	299	—	299
Premiums and discounts on purchase of marketable securities, net of acquisition costs	(1)	—	(1)
Amortization on marketable securities	(1)	—	(1)
Sales and maturities of securities	(170)	7	(163)
Unrealized gain on marketable securities	—	123	123
Marketable securities as of March 31, 2019	$5,685	$38	$5,723
During the three months ended March 31, 2019, the Company sold six marketable securities for aggregate proceeds of $163,000. Unrealized (losses) gains on marketable securities are recorded in other comprehensive (loss) income, with a portion of the amount subsequently reclassified into other expense, net on the accompanying condensed consolidated statements of operations as securities are sold and gains (losses) are recognized. In addition, the Company recorded an unrealized gain of $123,000 on its investments, which is included in accumulated other comprehensive (loss) income on the accompanying condensed consolidated statement of changes in equity for the three months ended March 31, 2019 and the condensed consolidated balance sheet as of March 31, 2019.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

The scheduled maturities of the Company’s marketable securities as of March 31, 2019 are as follows (in thousands):

	Available-for-sale securities
	Amortized Cost	Estimated Fair Value
Due within one year	$60	$60
Due after one year through five years	2,989	2,984
Due after five years through ten years	2,279	2,321
Due after ten years	357	358
Total	$5,685	$5,723
Actual maturities of marketable securities can differ from contractual maturities because borrowers on certain debt securities may have the right to prepay their respective debt obligations at any time. In addition, factors such as prepayments and interest rates may affect the yields on such securities.
In estimating other-than-temporary impairment losses, management considers a variety of factors, including (1) whether the Company has the intent to sell the impaired security, (2) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, and (3) whether the Company expects to recover the entire amortized cost basis of the security. The Company believes that none of the unrealized losses on investment securities are other-than-temporary as management expects the Company will fully recover the entire amortized cost basis of all securities. As of March 31, 2019, the Company had no other-than-temporary impairment losses.
NOTE 7 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. The Company did not enter into any interest rate swap agreements during the three months ended March 31, 2019. As of March 31, 2019, the Company had nine interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of March 31, 2019 and December 31, 2018 (dollar amounts in thousands):

		Outstanding Notional Amount as of	Interest	Effective	Maturity	Fair Value of Assets and (Liabilities) as of
	Balance Sheet Location	March 31, 2019	Rate (1)	Date	Date	March 31, 2019	December 31, 2018
Interest Rate Swaps	Derivative assets, prepaid expenses and other assets	$190,705	3.13% to 4.17%	6/30/2015 to 9/29/2017	9/12/2019 to 8/1/2022	$1,497	$2,856
Interest Rate Swap	Derivative liability, deferred rental income and other liabilities	$100,000	4.64%	10/31/2018	9/6/2022	$(2,978)	$(2,199)
______________________

(1)	The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of March 31, 2019.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the derivative instruments that are designated as hedges is recorded in other comprehensive (loss) income, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three months ended March 31, 2019 and 2018, the amounts reclassified were a gain of $218,000 and a loss of $77,000, respectively. During the next 12 months, the Company estimates that an additional $349,000 will be reclassified from other comprehensive (loss) income as a decrease to interest expense. The Company includes cash flows from interest rate swap agreements in cash flows provided by operating activities on the condensed consolidated statements of cash flows, as the Company’s accounting policy is to present cash flows from hedging instruments in the same category in the condensed consolidated statements of cash flows as the category for cash flows from the hedged items.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations, under the agreements at an aggregate termination value, inclusive of interest payments of $3.0 million, which includes accrued interest, at March 31, 2019. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of March 31, 2019.
NOTE 8 — CREDIT FACILITY AND NOTES PAYABLE
As of March 31, 2019, the Company had $348.4 million of debt outstanding, including net deferred financing costs, with a weighted average years to maturity of 3.4 years and a weighted average interest rate of 3.91%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date. The following table summarizes the debt balances as of March 31, 2019 and December 31, 2018, and the debt activity for the three months ended March 31, 2019 (in thousands):

		During the Three Months Ended March 31, 2019
	Balance as of December 31, 2018	Debt Issuance, Net (1)	Repayments	Amortization	Balance as of March 31, 2019
Credit facility	$218,500	$11,500	$(17,500)	$—	$212,500
Fixed rate debt	138,459	—	—	—	138,459
Total debt	356,959	11,500	(17,500)	—	350,959
Deferred costs – credit facility (2)	(1,387)	—	—	94	(1,293)
Deferred costs – fixed rate debt	(1,318)	—	—	80	(1,238)
Total debt, net	$354,254	$11,500	$(17,500)	$174	$348,428
______________________

(1)	Includes deferred financing costs incurred during the period.

(2)	Deferred costs related to the term portion of the credit facility.
As of March 31, 2019, the Company had fixed rate debt outstanding of $138.5 million, including $78.2 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.56% to 4.17% per annum and as of March 31, 2019, the fixed rate debt had a weighted average interest rate of 3.91%. The fixed rate debt outstanding matures on various dates from December 2020 to February 2025. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $247.0 million as of March 31, 2019. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
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
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month LIBOR multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.70% to 2.20% for Revolving Loans and 1.60% to 2.10% for Term Loans; or (ii) a base rate ranging from 0.70% to 1.20% for Revolving Loans and 0.60% to 1.10% for Term Loans, plus the greater of: (a) JPMorgan Chase’s Prime Rate (as defined in the Second Amended Credit Agreement); (b) the Federal Funds Effective Rate (as defined in the Second Amended Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.0%. As of March 31, 2019, there were no amounts outstanding under the Revolving Loans, and the Term Loans outstanding

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

totaled $212.5 million, all of which are subject to interest rate swap agreements (the “Swapped Term Loans”). The interest rate swap agreements have the effect of fixing the Eurodollar Rate per annum of the Swapped Term Loan at an all-in rate of 3.91%. As of March 31, 2019, the Company had $212.5 million outstanding under the Credit Facility at a weighted average interest rate of 3.91% and $212.5 million in unused capacity, subject to borrowing availability.
The Second Amended Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Second Amended Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $367.1 million plus (ii) 75% of the equity issued (iii) minus the aggregate amount of any redemptions or similar transaction from the date of the Second Amended Credit Agreement, a leverage ratio less than or equal to 60%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75, a secured debt ratio equal to or less than 40%, and the amount of secured debt that is recourse debt at no greater than 15% of total asset value. As of March 31, 2019, the Company believes it was in compliance with the financial covenants of the Second Amended Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to March 31, 2019 (in thousands):

Principal Repayments
Remainder of 2019	$—
2020	9,240
2021	20,442
2022	304,327
2023	—
Thereafter	16,950
Total	$350,959
NOTE 9 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the three months ended March 31, 2019 and 2018 are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Change in accrued dealer manager fee, ongoing stockholder servicing fees, and other offering costs	$1,271	$1,954
Distributions to stockholders declared and unpaid	$2,810	$2,231
Common stock issued through distribution reinvestment plan	$3,892	$3,082
Change in fair value of marketable securities	$130	$(91)
Change in fair value of interest rate swaps	$(2,138)	$2,249
Accrued capital expenditures	$—	$4
Supplemental Cash Flow Disclosures:
Interest paid	$3,480	$2,485
Cash paid for taxes	$22	$4
NOTE 10 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

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
NOTE 11 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred, and will continue to incur, commissions, fees and expenses payable to CIM Income NAV Management and certain of its affiliates in connection with the Offering, and the acquisition, management and performance of the Company’s assets. In connection with the Share Modifications, the Company amended and restated its dealer manager agreement and advisory agreement to reflect the changes to the names and classifications of its common stock, and to establish the fees associated with its D Shares, T Shares, S Shares and I Shares, effective November 27, 2018.
Upfront selling commissions, dealer manager and ongoing stockholder servicing fees
In connection with the Offering, CCO Capital, the Company’s dealer manager, will receive upfront selling commissions and dealer manager fees, and/or an asset-based stockholder servicing fees, as summarized in the table below for each class of common stock:

	Upfront Selling Commissions	Dealer Manager Fees	Ongoing Stockholder Servicing Fees (2)
D Shares (1)	1.50%	—%	0.25%
T Shares (1)	3.00%	0.50%	0.85%
S Shares (1)	3.50%	—%	0.85%
I Shares	—%	—%	—%
______________________

(1)
The upfront selling commissions are based on a percentage of the transaction price, which is exclusive of the upfront selling commission for D Shares, T Shares and S Shares. The dealer manager fee is based on a percentage of the transaction price for T Shares. Upfront selling commissions and dealer manager fees are deducted directly from the offering price for D Shares, T Shares and S Shares and paid to CCO Capital. The Company has been advised that CCO Capital intends to reallow 100% of the upfront selling commissions on D Shares, T Shares and S Shares, to participating broker-dealers and may reallow a portion of the dealer manager fee.

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

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

Other organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding upfront selling commissions, dealer manager fee and the ongoing stockholder servicing fees) are paid for by CIM Income NAV Management or its affiliates and can be reimbursed by the Company up to 0.75% of the aggregate gross offering proceeds, excluding upfront selling commissions and dealer manager fees charged on D Shares, T Shares and S Shares sold in the Primary Offering. As of March 31, 2019, CIM Income NAV Management or its affiliates had paid organization and offering expenses in excess of the 0.75% in connection with the Offering. These excess amounts were not included in the financial statements of the Company because such amounts were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess amounts may become payable to CIM Income NAV Management.
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
Performance Fee
As compensation for services provided pursuant to the advisory agreement, the Company will also pay CIM Income NAV Management a performance-based fee calculated based on the Company’s annual total return to stockholders for each class of common stock (defined below), payable annually in arrears. The total return to stockholders is defined, for each class of the Company’s common stock, as the change in NAV per share plus distributions per share for such class. For each respective class, the NAV per share is calculated on the last trading day of a calendar year shall be the amount against which changes in NAV per share for such class are measured during the subsequent calendar year. Under the terms of the advisory agreement, in the event that performance fees are earned for any particular period, CIM Income NAV Management will not be obligated to return any portion of such fees previously paid based on the Company’s subsequent performance.
Through December 31, 2018, the performance fee was calculated such that, for any calendar year in which the total return per share for a particular class exceeded 6% (the “6% Return”), CIM Income NAV Management would receive 25% of the excess total return on such class above the 6% Return allocable to that class, but in no event would the Company pay CIM Income NAV Management more than 10% of the aggregate total return, for that class, for such year. However, in the event the NAV per share of the Company’s D Shares, T Shares and I Shares decreased below the base NAV for the respective share class ($15.00, $16.72 and $16.82 for the D Shares, T Shares and I Shares, respectively) (the “Base NAV”), the performance fee for a respective class was not calculated on any increase in NAV up to the Base NAV for the respective share class. In addition, the performance fee was not payable with respect to any calendar year in which the NAV per share as of the last business day of the calendar year (the “Ending NAV”) for the respective share class was less than the Base NAV of that class. The Base NAV of any share class was subject to downward adjustment in the event that the Company’s board of directors, including a majority of the independent directors, determined that such an adjustment was necessary to provide an appropriate incentive to CIM Income NAV Management to perform in a manner that sought to maximize stockholder value and was in the best interests of the Company’s stockholders. In the event of any stock dividend, stock split, recapitalization or similar change in the Company’s capital structure, the Base NAV for the respective share class was to be ratably adjusted to reflect the effect of any such event.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

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
Starting with the period beginning on January 1, 2019, the performance-based fee is equal to 12.5% of the Total Return for each class of common stock, subject to a 5% Hurdle Amount, a High Water Mark and a Catch-Up (each term as defined in the Second Amended and Restated Advisory Agreement), payable annually in arrears. The foregoing summary is qualified in its entirety by reference to the Second Amended and Restated Advisory Agreement, which is incorporated by reference as Exhibit 10.4 within the Company’s Annual Report on Form 10-K. The Company did not reach the 5% Hurdle Amount during the three months ended March 31, 2019.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CIM Income NAV Management and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Upfront selling commissions	$517	$482
Stockholder servicing fees(1)	$702	$204
Dealer manager fees(1)	$93	$641
Organization and offering expense reimbursement	$285	$264
Acquisition expense reimbursement	$488	$551
Advisory fee	$1,892	$1,235
Operating expense reimbursement	$955	$540
______________________

(1)
Amounts are calculated for the respective period in accordance with the dealer manager agreement and exclude the estimated liability for the future fees payable to CCO Capital of $13.7 million and $20.3 million as of March 31, 2019 and 2018, respectively, which are included in due to affiliates in the condensed consolidated balance sheets, with a corresponding decrease to capital in excess of par value, as described in Note 2 — Summary of Significant Accounting Policies.

Due to/from Affiliates
As of March 31, 2019 and December 31, 2018, $16.4 million and $15.6 million, respectively, was due to CIM Income NAV Management or its affiliates primarily related to the estimated liability for current and future stockholder servicing fees, the reimbursement of organization and offering expenses and advisory fees, which were included in amounts due to affiliates on the condensed consolidated balance sheets.
As of December 31, 2018, $112,000 was due from CIM Income NAV Management or its affiliates related to amounts received by affiliates of the advisor which were due to the Company. No such amounts were due as of March 31, 2019.
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

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

Services Agreement
VEREIT Operating Partnership, L.P. (“VEREIT OP”), a former affiliated entity of the Company’s sponsor, was obligated to provide certain services to CCO Group and to the Company (the “Services Agreement”) through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by the Company, CCPT IV, CCPT V, CCIT II and/or CCIT III with respect to its 2018 fiscal year) (the “Initial Services Term”), and is obligated to provide consulting and research services through December 31, 2023, as requested by CCO Group, LLC.
Prior to March 31, 2019, substantially all of the services that were provided by VEREIT OP during the Initial Services Term, including but not limited to any advisory, dealer manager and property management services were transitioned to, and are provided directly by, our sponsor, advisor, dealer manager or an affiliate thereof.
NOTE 13 — STOCKHOLDERS’ EQUITY
The table below provides information regarding the issuances and redemptions of each class of the Company’s common stock during the three months ended March 31, 2019 and 2018 (dollar amounts in thousands):

	D Shares		T Shares		I Shares		Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balance as of January 1, 2019	18,942,529	189	12,777,322	128	1,159,730	12	32,879,581	329
Issuance of common stock	971,303	10	1,152,999	12	8,232	—	2,132,534	22
Redemptions of common stock	(870,578)	(9)	(249,886)	(3)	(57,116)	(1)	(1,177,580)	(13)
Balance as of March 31, 2019	19,043,254	190	13,680,435	137	1,110,846	11	33,834,535	338

	D Shares		T Shares		I Shares		Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balance as of January 1, 2018	15,837,102	158	8,793,223	88	1,065,232	11	25,695,557	257
Issuance of common stock	1,142,914	12	780,808	8	5,430	—	1,929,152	20
Redemptions of common stock	(378,920)	(4)	(94,075)	(1)	(117,177)	(1)	(590,172)	(6)
Balance as of March 31, 2018	16,601,096	166	9,479,956	95	953,485	10	27,034,537	271
Equity Based Compensation
On August 9, 2018, the Board approved the adoption of the CIM Income NAV, Inc. 2018 Equity Incentive Plan (the “Plan”), under which 400,000 of the Company’s common shares were reserved for issuance and share awards of 393,000 are available for future grant at March 31, 2019. On October 1, 2018, the Company granted awards of approximately 1,800 restricted D Shares to each of the independent members of the Board (approximately 7,200 restricted shares in aggregate) under the Plan, which fully vest on October 1, 2019 based on one year of continuous service. As of March 31, 2019, none of the restricted D Shares had vested or been forfeited. The fair value of the Company’s share awards is determined using the Company’s NAV per share on the date of grant. Compensation expense related to these restricted D Shares is recognized over the vesting period. The Company recorded compensation expense of $33,000 for the three months ended March 31, 2019 related to these restricted D Shares included in general and administrative expenses on the accompanying condensed consolidated statement of operations.
As of March 31, 2019, there was $65,000 of total unrecognized compensation expense related to D Shares, which will be recognized ratably over the remaining period of service prior to October 1, 2019.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

NOTE 14 — LEASES
The Company’s real estate assets are leased to tenants under operating leases for which the terms, expirations and extension options vary. The Company’s operating leases do not convey to the lessee the right to purchase the underlying asset upon expiration of the lease period. To determine whether a contract contains a lease, the Company carefully reviews contracts to determine if the agreement conveys the right to control the use of an asset. The Company elected to apply the practical expedient for all of the Company’s leases to account for the lease and non-lease components as a single, combined operating lease component under ASC 842. Non-lease components primarily consist of maintenance services, including CAM, real estate taxes, insurance and utilities paid for by the lessor but consumed by the lessee. Non-lease components are considered to be variable rental and other property income and are recognized in the period incurred.
As of March 31, 2019, the leases had a weighted-average remaining term of 10.7 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of March 31, 2019, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Future Minimum Rental Income
Remainder of 2019	$48,668
2020	65,132
2021	65,393
2022	65,569
2023	64,808
Thereafter	424,494
Total	$734,064
As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, Topic 840, the following table summarizes the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, as of December 31, 2018 (in thousands):

Year Ending December 31,	Future Minimum Rental Income
2019	$64,531
2020	64,887
2021	65,147
2022	65,324
2023	64,455
Thereafter	417,715
Total	$742,059

Rental and other property income during the three months ended March 31, 2019 consisted of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Fixed rental and other property income	$17,297	$13,810
Variable rental and other property income	2,206	1,393
Total rental and other property income	$19,503	$15,203

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

NOTE 15 — SUBSEQUENT EVENTS
The following events occurred subsequent to March 31, 2019:
Acquisitions of Real Estate Assets
Subsequent to March 31, 2019, the Company acquired a 100% interest in one real estate property for an aggregate purchase price of $15.4 million. The acquisition was funded with net proceeds from the Offering and available borrowings. The Company has not completed its initial purchase price allocation with respect to this property and therefore cannot provide a similar disclosure to those included in Note 4 — Real Estate Assets in these condensed consolidated unaudited financial statements for this property.
Disposition of Real Estate Assets
Subsequent to March 31, 2019, the Company disposed of two properties for an aggregate gross sales price of $4.4 million, resulting in net proceeds of $4.2 million after closing costs and a gain of $823,000. No disposition fees were paid to CIM Income NAV Management or its affiliates in connection with the sale of these properties and the Company has no continuing involvement with these properties.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I — Financial Information” of this Quarterly Report on Form 10-Q, including the notes to the condensed consolidated financial statements contained therein. The terms “we,” “us,” “our” and the “Company” refer to CIM Income NAV, Inc.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “plans” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law. The forward-looking statements should be read in light of the risk factors identified in Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018.
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

Definitions
We use certain defined terms throughout this Quarterly Report on Form 10-Q that have the following meanings:
The phrase “annualized rental income” refers to the straight line rental revenue under our leases on operating properties owned as of the respective reporting date, which includes the effect of rent escalations and any tenant concessions, such as free rent, and excludes any contingent rent, such as percentage rent. Management uses annualized rental income as a basis for tenant, industry and geographic concentrations and other metrics within the portfolio. Annualized rental income is not indicative of future performance.
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
Overview
We were formed on July 27, 2010 to acquire and operate a diversified portfolio of (1) necessity retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States, (2) notes receivable and other investments secured by commercial real estate, including the origination of loans, and (3) U.S. government securities, agency securities, corporate debt and other investments for which there is reasonable liquidity. We commenced our principal operations on December 7, 2011, when we issued the initial $10.0 million in shares of our common stock in the Offering and acquired our first real estate property. When we refer to our share classes in this Quarterly Report on Form 10-Q with respect to dates prior to the Restructure Date, we are referring to our shares under our prior share structure, and when we refer to our share classes in this Quarterly Report on Form 10-Q with respect to dates on or after the Restructure Date, we are referring to our shares under our new share structure. We have no paid employees and are externally advised and managed by CIM Income NAV Management. CIM indirectly owns and/or controls CIM Income NAV Management; our dealer manager, CCO Capital; our property manager, CREI Advisors; and CCO Group.
Following the acquisition of CCO Group, LLC in February 2018, pursuant to the Services Agreement, VEREIT OP was obligated to provide certain services to CCO Group and to us through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by us, CCPT IV, CCPT V, CCIT II and/or CCIT III with respect to its 2018 fiscal year) and is obligated to provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC. Prior to March 31, 2019, substantially all of the services provided by VEREIT OP during the Initial Services Term, including but not limited to any advisory, dealer manager and property management services, were transitioned to, and are provided directly by, our sponsor, advisor, dealer manager or an affiliate thereof.
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
Our operating results and cash flows are primarily influenced by rental and other property income from our commercial properties, and interest expense on our property indebtedness and acquisition and operating expenses. As 98.7% of our rentable square feet was under lease as of March 31, 2019, with a weighted average remaining lease term of 10.7 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. CIM Income NAV Management regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
Operating Highlights and Key Performance Indicators
2019 Activity

•	Acquired one commercial property for a purchase price of $11.0 million.

•
Issued approximately 2.1 million shares of common stock in the Offering, including 218,000 in shares issued pursuant to the DRIP, for gross offering proceeds of $38.5 million before organization and offering costs, upfront selling commissions, dealer manager fees, and the current portion of stockholder servicing fees of $2.1 million.

•	Total debt decreased by $6.0 million, from $357.0 million to $351.0 million.
Portfolio Information
As of March 31, 2019, we owned 153 properties located in 35 states, comprising 5.8 million rentable square feet, which includes the rentable square feet of buildings on land subject to ground leases. As of March 31, 2019, no single tenant accounted for greater than 10% of our 2019 annualized rental income. As of March 31, 2019, we had certain geographic concentrations in our property holdings. In particular, as of March 31, 2019, 17 of our properties were located in Ohio and nine of our properties were located in Illinois, accounting for 12% and 10%, respectively, of our 2019 annualized rental income. In addition, we had tenants in the manufacturing and grocery industries, which accounted for 16% and 10% of our 2019 annualized rental income, respectively. Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate assets. The following table shows the property statistics of our real estate assets as of March 31, 2019, and 2018:

	As of March 31,
	2019	2018
Number of commercial properties	153	145
Rentable square feet (in thousands) (1)	5,777	4,860
Percentage of rentable square feet leased	98.7%	99.6%
Percentage of investment-grade tenants (2)	30.9%	38.2%
______________________

(1)	Includes square feet of buildings on land parcels that are subject to ground leases.

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

The following table summarizes our consolidated real estate acquisition activity during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Properties acquired	1	6
Purchase price of acquired properties (in thousands)	$10,953	$108,227
Rentable square feet of acquired properties (in thousands) (1)	38	551
______________________

(1)	Includes square feet of buildings on land parcels that are subject to ground leases.
Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate in general, that may reasonably be expected to have a material impact on our results from the acquisition, management and operation of properties other than those listed in the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

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
Comparison of the Three Months Ended March 31, 2019 and 2018
A total of 133 properties were acquired before January 1, 2018 and represent our “same store” properties during the three months ended March 31, 2019 and 2018. “Non-same store” properties, for purposes of the table below, includes properties acquired on or after January 1, 2018. The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store (1)
	For the Three Months Ended March 31,			For the Three Months Ended March 31,			For the Three Months Ended March 31,
	2019	2018	Change	2019	2018	Change	2019	2018	Change
Rental and other property income	$19,503	$15,203	$4,300	$13,611	$13,459	$152	$5,892	$1,744	$4,148

Property operating expenses	1,069	554	515	623	483	140	446	71	375
Real estate tax expenses	1,252	1,012	240	847	779	68	405	233	172
Total property operating expenses	2,321	1,566	755	1,470	1,262	208	851	304	547

Net operating income	$17,182	$13,637	$3,545	$12,141	$12,197	$(56)	$5,041	$1,440	$3,601

Interest income on marketable securities	$38	$31	$7
General and administrative expenses	(2,010)	(1,565)	(445)
Advisory fees and expenses	(1,892)	(1,235)	(657)
Transaction-related expenses	(488)	(569)	81
Depreciation and amortization	(7,404)	(5,932)	(1,472)
Loss on disposition of real estate, net	—	(209)	209
Interest expense and other, net	(3,790)	(2,997)	(793)
Net income	$1,636	$1,161	$475
______________________

(1)	Includes income from properties disposed of subsequent to January 1, 2018.

Net Operating Income
Same store net operating income included an increase in reimbursable operating expenses during the three months ended March 31, 2019, which resulted in a corresponding increase to rental and other property income. The increase in rental and other property income was partially offset due to the decrease in same store occupancy from 99.6% as of March 31, 2018 to 98.1% as of March 31, 2019, which is due to two same store tenants declaring bankruptcy. The net impact was a decrease of $56,000 during the three months ended March 31, 2019, as compared to the same period in 2018.
Non-same store property net operating income increased $3.6 million during the three months ended March 31, 2019, as compared to the same period in 2018. The increase is primarily due to the acquisition of 14 rental income-producing properties subsequent to March 31, 2018, as well as recognizing a full period of net operating income for the six properties acquired during the three months ended March 31, 2018.
General and Administrative Expenses
The primary general and administrative expense items are operating expense reimbursements to our advisor, escrow and trustee fees and professional service fees.
The increase in general and administrative expenses of $445,000 during the three months ended March 31, 2019, as compared to the same period in 2018, was primarily due to an increase in advisor reimbursements and escrow and trustee fees offset by a reduction in professional service fees.
Advisory Fees and Expenses
The advisory fees and expenses that we pay to our advisor are based upon our NAV.
The increase in advisory fees and expenses of $657,000 during the three months ended March 31, 2019, as compared to the same period in 2018, was primarily due to an increase in the total NAV for all share classes, which increased $111.8 million subsequent to March 31, 2018.
Transaction-Related Expenses
We reimburse CIM Income NAV Management or its affiliates for transaction-related expenses incurred in the process of acquiring a property, disposing of a property, or the origination or acquisition of a loan, so long as the total expenses relating to the transaction do not exceed 6.0% of the contract purchase price, unless otherwise approved by a majority of our Board, including a majority of our independent directors, as commercially competitive, fair and reasonable to us. Our acquisitions qualify as asset acquisitions, and, as such, certain acquisition costs related to these asset acquisitions are capitalized.
The decrease in transaction-related expenses of $81,000 during the three months ended March 31, 2019, as compared to the same period in 2018, was primarily due to a decrease in advisor reimbursement expenses related to lower acquisitions and dispositions activity during the three months ended March 31, 2019.
Depreciation and Amortization
The increase in depreciation and amortization of $1.5 million during the three months ended March 31, 2019, as compared to the same period in 2018, was primarily due to the acquisition of 14 additional rental income-producing properties subsequent to March 31, 2018, as well as recognizing a full period of depreciation and amortization on six properties acquired during the three months ended March 31, 2018.
Loss on Disposition of Real Estate, Net
The decrease in loss on disposition of real estate, net of $209,000 during the three months ended March 31, 2019, as compared to the same period in 2018, was primarily due to the disposition of one multi-tenant property during the three months ended March 31, 2018. There were no dispositions during the three months ended March 31, 2019.
Interest Expense and Other, Net
The increase in interest expense and other, net of $793,000 during the three months ended March 31, 2019, as compared to the same period in 2018, was primarily due to an increase in our average outstanding debt balance to $353.1 million for the three months ended March 31, 2019, as compared to $303.6 million for the three months ended March 31, 2018, as well as an increase in the weighted average interest rate from 3.55% as of March 31, 2018 to 3.91% as of March 31, 2019.

Distributions
On a quarterly basis, our Board authorizes a daily distribution for the succeeding quarter. Our Board authorized the following daily distribution amounts per share for the periods indicated below:

Period Commencing	Period Ending	Daily Distribution Amount (1)
December 8, 2011	December 31, 2011	$0.002260274
January 1, 2012	September 30, 2012	$0.002254099
October 1, 2012	December 31, 2012	$0.002383836
January 1, 2013	September 30, 2013	$0.002429042
October 1, 2013	March 31, 2014	$0.002563727
April 1, 2014	September 30, 2019	$0.002678083
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

As of March 31, 2019, we had distributions payable of $2.8 million.
The following table presents distributions and sources of distributions for the periods indicated below (dollar amounts in thousands):

	Three Months Ended March 31,
	2019			2018
	Amount		Percent	Amount	Percent
Distributions paid in cash	$4,087		51%	$3,172	51%
Distributions reinvested	3,892		49%	3,082	49%
Total distributions	$7,979		100%	$6,254	100%

Source of distributions:
Net cash provided by operating activities (1)	$7,979	(2)	100%	$6,254	100%
Total sources	$7,979		100%	$6,254	100%
______________________

(1)	Net cash provided by operating activities for the three months ended March 31, 2019 and 2018 was $7.5 million and $7.4 million, respectively.

(2)	Our distributions for the three months ended March 31, 2019 were fully covered by cash flows from operating activities, including cash flows from prior periods.
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
Our share redemption plan includes certain redemption limits, including a quarterly limit and, in some cases, an individual stockholder limit. During the three months ended March 31, 2019, we received redemption requests for, and redeemed, a total of approximately 1.2 million shares of our common stock for $21.0 million, comprised of approximately 871,000 D Shares, 250,000 T Shares and 57,000 I Shares of our common stock for $15.6 million, $4.4 million and $1.0 million, respectively. From April 1, 2019 through May 6, 2019, we redeemed approximately 703,000 shares for $12.5 million.
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
Liquidity and Capital Resources
General
We expect to continue to raise capital through the Offering and to utilize such funds and future proceeds from secured or unsecured financing to complete future property acquisitions and for general corporate uses. The source of our operating cash flows is primarily the rental and other property income received from current and future leased properties. As of March 31, 2019, we had raised $770.5 million of gross proceeds from the Offering before organization and offering costs, upfront selling commissions, dealer manager fees and the current portion of stockholder servicing fees of $25.5 million. Refer to Item 1A - Risk Factors in our annual report on Form 10-K for the year ended December 31, 2018, for risks related to our ability to raise capital in the near term.
Our Credit Facility with JPMorgan Chase Bank, N.A. as administrative agent, provides for borrowings up to $425.0 million, which is comprised of up to $212.5 million in unsecured revolving loans and $212.5 million in unsecured term loans. As of March 31, 2019, we had $212.5 million in unused capacity, subject to borrowing availability. As of March 31, 2019, we had cash and cash equivalents of $2.0 million and investments in marketable securities of $5.7 million.
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
Contractual Obligations
As of March 31, 2019, we had debt outstanding with a carrying value of $351.0 million and a weighted average interest rate of 3.91%. See Note 8 — Credit Facility and Notes Payable to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a description of certain terms of the debt. Our contractual obligations as of March 31, 2019 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments – credit facility (2)	$212,500	$—	$—	$212,500	$—
Interest payments – credit facility (3)	28,568	8,309	16,640	3,619	—
Principal payments – fixed debt rate	138,459	—	46,186	75,323	16,950
Interest payments – fixed debt rate (4)	18,255	5,483	9,930	2,249	593
Total	$397,782	$13,792	$72,756	$293,691	$17,543
______________________

(1)	The table does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
The table does not include the impact of any extension. We may elect to extend the maturity of the Revolving Loans to no later than September 6, 2022, subject to satisfying certain conditions contained in the Second Amended Credit Agreement or refinance the debt or enter into the new financing arrangement.

(3)
As of March 31, 2019, the Term Loans outstanding totaled $212.5 million, all of which are subject to interest rate swap agreements. The weighted average all-in interest rate for the Swapped Term Loans was 3.91%.

(4)
As of March 31, 2019, we had $78.2 million of variable rate mortgage notes effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

Our charter prohibits us from incurring debt that would cause our borrowings to exceed 75% of our gross assets, valued at the aggregate cost (before depreciation and other non-cash reserves), unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report. In addition to this limitation in our charter, our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of our board of directors (including a majority of the independent directors) and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. As of March 31, 2019, our ratio of debt to total gross assets net of gross intangible lease liabilities was 38.2%, and our ratio of debt to the fair market value of our gross assets was 37.5%. Fair market value is based on the estimated market value of our real estate assets as of March 31, 2019 used to determine our estimated per share NAV.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as financing and issuance costs and related accumulated amortization, less all cash and cash equivalents. As of March 31, 2019, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 38.0%.

The following table provides a reconciliation of the credit facility and notes payable, net balance, as reported on our condensed consolidated balance sheet, to net debt as of March 31, 2019 (dollar amounts in thousands):

Balance as of March 31, 2019
Credit facility and notes payable, net	$348,428
Deferred costs, net (1)	2,531
Less: Cash and cash equivalents	(1,950)
Net debt	$349,009
Gross real estate assets, net (2)	$918,354
Net debt leverage ratio	38.0%
______________________

(1)	Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility.

(2)	Net of gross intangible lease liabilities.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities increased by $109,000 for the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to the acquisition of 14 additional rental income-producing properties subsequent to March 31, 2018. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased by $90.3 million for the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to the decrease in real estate investments of $97.5 million, offset by a decrease in net proceeds from disposition of real estate assets of $8.1 million during the three months ended March 31, 2019.
Financing Activities. Net cash provided by financing activities decreased by $93.6 million for the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to a decrease in net proceeds from borrowing facilities of $84.5 million and an increase in redemptions of common stock of $10.4 million.
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
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 — Summary of Significant Accounting Policies to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018. We consider our critical accounting policies to be the following:

•	Recoverability of Real Estate Assets; and

•	Allocation of Purchase Price of Real Estate Assets.
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2018. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the period ended December 31, 2018 and related notes thereto.
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
Related-Party Transactions and Agreements
We have entered into agreements with CIM Income NAV Management and its affiliates, whereby we agree to pay certain fees, or reimburse certain expenses of, CIM Income NAV Management or its affiliates, primarily advisory and performance fees and expenses, organization and offering costs, sales commissions, dealer manager fees and expenses, ongoing stockholder servicing fees, and reimbursement of certain acquisition and operating costs. See Note 11 — Related-Party Transactions and Agreements to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a further explanation of the various related-party transactions, agreements and fees.
Conflicts of Interest
Richard S. Ressler, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, is the chairman of the board, chief executive officer and president of CCPT IV and CCIT III, a director of CCIT II and CCPT V, and vice president of our advisor, CIM Income NAV Management. One of our directors, Avraham Shemesh, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, serves as a director of CCIT III and CCPT IV, is the chairman of the board, chief executive officer and president of CCIT II and CCPT V, and is president and treasurer of CIM Income NAV Management. One of our independent directors, W. Brian Kretzmer, also serves as an independent director of CCPT IV and CCIT III. Our chief financial officer and treasurer, Nathan D. DeBacker, who is also an officer of other real estate programs sponsored by CCO Group, is vice president of CIM Income NAV Management and is an officer of certain of its affiliates. In addition, affiliates of CIM Income NAV Management act as an advisor to CCPT IV, CCPT V, CCIT II and CCIT III, all of which are public, non-listed REITs sponsored or operated by CCO Group. As such, there are conflicts of interest where CIM Income NAV Management or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM or another real estate program sponsored or operated by CIM or CCO Group, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of CIM Income NAV Management and these other real estate programs sponsored or operated by CCO Group could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2018.
Off-Balance Sheet Arrangements
As of March 31, 2019 and December 31, 2018, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
Interest Rate Risk
As of March 31, 2019, we had no variable rate debt outstanding.
As of March 31, 2019, we had nine interest rate swap agreements outstanding, which mature on various dates from September 2019 to September 2022 with an aggregate notional amount of $290.7 million and an aggregate net fair value liability of $1.5 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of March 31, 2019, an increase of 50 basis points in interest rates would result in a derivative asset of $2.1 million, representing a $3.6 million net change to the fair value of the net derivative liability. A decrease of 50 basis points would result in a derivative liability of $5.1 million, representing a $3.6 million decrease to the fair value of the net derivative liability.
As the information presented above includes only those exposures that existed as of March 31, 2019, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2019 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the

Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2019, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.

Item 1A.	Risk Factors
Except as set forth below, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
The following table presents distributions and sources of distributions for the periods indicated below (dollar amounts in thousands):

	Three Months Ended March 31, 2019			Year Ended December 31, 2018
	Amount		Percent	Amount	Percent
Distributions paid in cash	$4,087		51%	$14,399	51%
Distributions reinvested	3,892		49%	13,774	49%
Total distributions	$7,979		100%	$28,173	100%

Source of distributions:
Net cash provided by operating activities (1)	$7,979	(2)	100%	$28,173	100%
Total sources	$7,979		100%	$28,173	100%
______________________

(1)	Net cash provided by operating activities for the three months ended March 31, 2019 and the year ended December 31, 2018 was $7.5 million and $32.8 million, respectively.

(2)	Our distributions for the three months ended March 31, 2019 were fully covered by cash flows from operating activities, including cash flows from prior periods.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On December 6, 2011, the Initial Registration Statement for our public offering of up to $4.0 billion in shares of common stock was declared effective under the Securities Act. On August 26, 2013, the Multi-Class Registration Statement was declared effective under the Securities Act; we designated the existing shares of our common stock that were sold prior to such date to be W Shares and registered two new classes of our common stock, A Shares and I Shares. On February 10, 2017, the Continuing Offering Registration Statement was declared effective under the Securities Act; we are offering up to $4.0 billion in shares of common stock of the three classes, covering up to $3.5 billion in shares in the Primary Offering and up to $500.0 million in shares pursuant to the DRIP. As a result of the Share Modifications, commencing November 27, 2018, we began offering and selling D Shares, T Shares, S Shares and I Shares in our continuous public offering, rather than W Shares, A Shares and I Shares. We are offering to sell any combination of D Shares, T Shares, S Shares and I Shares with a dollar value up to the maximum offering amount. Additionally, as of March 31, 2019, we were authorized to issue 10.0 million shares of preferred stock, but had none issued or outstanding.
As of March 31, 2019, we had issued approximately 42.7 million shares in the Offering, including shares issued pursuant to our DRIP, for gross proceeds of $770.5 million, out of which we recorded $19.8 million in upfront selling commissions, dealer manager fees and the current portion of stockholder servicing fees and $5.7 million in organization and offering costs. With the net offering proceeds of $745.0 million and the borrowings from our credit facility, we have acquired $986.7 million in real estate assets, inclusive of capitalized acquisition costs, and incurred $11.2 million of acquisition-related expenses.
As of May 6, 2019, we have sold the following common shares and raised the following proceeds in connection with the Offering (dollar amounts in thousands):

	D Shares	T Shares	I Shares	Total
Primary Offering
Shares	24,765,952	14,843,641	1,489,341	41,098,934
Proceeds	$439,311	$275,728	$26,948	$741,987
Distribution Reinvestment Plan
Shares	1,514,806	768,448	101,567	2,384,821
Proceeds	$27,326	$13,764	$1,847	$42,937
We have adopted a share redemption plan to provide limited liquidity whereby, on a daily basis, stockholders may request that we redeem all or any portion of their shares. The redemption price per share for each class on any business day is equal to our NAV per share for such class for that day, calculated by the independent fund accountant after the close of business on the redemption request day, without giving effect to any share purchases or redemptions to be effected on such day. Subject to limited exceptions, stockholders who redeem their shares of our common stock within the first 365 days from the date of purchase are subject to a short-term trading fee of 5% of the aggregate NAV per share of the shares of common stock received. In each calendar quarter, net redemptions are limited under our share redemption plan to 5% of our total NAV as of the end of the immediately preceding quarter, plus any unused percentage carried over to the next quarter, but the maximum carryover percentage may never exceed 15% in the aggregate, and net redemptions in any quarter may never exceed 10% of the prior quarter’s NAV. As of March 31, 2019, we received total redemption requests for, and redeemed approximately 6.9 million D Shares, 1.5 million T Shares and 471,000 I Shares of our common stock for $124.2 million, $26.4 million and $8.7 million, respectively.
During the three months ended March 31, 2019, we redeemed shares as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 — January 31, 2019
D Shares	223,116	$17.98	223,116	(1)
T Shares	49,115	$17.77	49,115	(1)
I Shares	29,568	$18.24	29,568	(1)
February 1, 2019 — February 28, 2019
D Shares	324,634	$17.92	324,634	(1)
T Shares	67,520	$17.63	67,520	(1)
I Shares	—	$—	—	(1)
March 1, 2019 — March 31, 2019
D Shares	322,828	$17.88	322,828	(1)
T Shares	133,251	$17.56	133,251	(1)
I Shares	27,548	$18.15	27,548	(1)
Total	1,177,580		1,177,580
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
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1
Second Articles of Amendment and Restatement of CIM Income NAV, Inc. (f/k/a Cole Real Estate Income Strategy (Daily NAV), Inc.), dated as of August 26, 2013 (Incorporated by reference to the Company’s Form 8-K (File No. 333-169535), filed on August 26, 2013).

3.2
Articles of Amendment to the Articles of Amendment and Restatement of Cole Real Estate Income Strategy (Daily NAV), Inc. dated August 2, 2017. (Incorporated by reference to the Company’s Post-effective Amendment No. 3 to Exhibit 3.4 to the Company’s Form S-11 (File No. 333-213271), filed on August 2, 2017).

3.3
Second Articles of Amendment to the Second Articles of Amendment and Restatement of CIM Income NAV, Inc., dated November 27, 2018 (Incorporated by reference to Exhibit 3.3 of the Company’s Post-effective Amendment No. 9 to Form S-11 (File No. 333-213271), filed November 27, 2018).

3.4
Articles Supplementary to the Second Articles of Amendment and Restatement of CIM Income NAV, Inc., dated as of November 27, 2018 (Incorporated by reference to Exhibit 3.4 of the Company’s Post-effective Amendment No. 9 on Form S-11 (File No. 333-213271), filed November 27, 2018).

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
3.7
Second Amendment of Bylaws effective November 27, 2018 (Incorporated by reference to Exhibit 3.7 of the Company’s Post-effective Amendment No. 9 to Form S-11 (File No. 333-213271), filed November 27, 2018).

4.1
Second Amended and Restated Distribution Reinvestment Plan, effective November 27, 2018 (Incorporated by reference to Appendix E to the Company’s Post-effective Amendment No. 9 to Form S-11(File No. 333-213271), filed November 27, 2018).

4.2
Amended and Restated Multiple Class Plan of CIM Income NAV, Inc., effective November 27, 2018 (Incorporated by reference to Exhibit 4.2 to the Company’s Post-effective Amendment No. 9 to Form S-11 (File No. 333-213271), filed November 27, 2018).

4.3
Form of Initial Subscription Agreement (Incorporated by reference to Appendix B to Supplement No. 6 to the Company’s Post-effective Amendment No. 10 to Form S-11 (File No. 333-213271), filed April 16, 2019).

4.4	Form of Additional Subscription Agreement (Incorporated by reference to Appendix C to the Company’s Post-effective Amendment No. 10 to Form S-11 (File No. 333-213271), filed April 16, 2019).

31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

CIM Income NAV, Inc. (Registrant)

By:	/s/ Nathan D. DeBacker
Name:	Nathan D. DeBacker
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)
Date: May 10, 2019