Form 10-Q
period 2019-09-30
CIM INCOME NAV, INC.
filed 2019-11-13
CIK 1498542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 4, 2019, there were approximately 18.5 million shares of Class D common stock, approximately 14.4 million shares of Class T common stock, 7,000 shares of Class S common stock, and approximately 1.1 million shares of Class I common stock, par value $0.01 each, of CIM Income NAV, Inc. outstanding.

CIM INCOME NAV, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
CIM INCOME NAV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts) (Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Real estate assets:
Land	$147,045	$146,675
Buildings and improvements	662,035	652,294
Intangible lease assets	113,562	127,209
Total real estate assets, at cost	922,642	926,178
Less: accumulated depreciation and amortization	(76,565)	(64,755)
Total real estate assets, net	846,077	861,423
Investment in marketable securities	5,914	5,466
Total real estate assets and marketable securities, net	851,991	866,889
Cash and cash equivalents	27,672	3,644
Restricted cash	544	806
Rents and tenant receivables	12,378	9,964
Prepaid expenses, derivative asset and other assets	810	3,404
Deferred costs, net	768	1,038
Due from affiliates	—	112
Assets held for sale	2,825	—
Total assets	$896,988	$885,857
LIABILITIES AND EQUITY
Credit facility and notes payable, net	$361,764	$354,254
Accrued expenses and accounts payable	4,437	3,812
Due to affiliates	15,797	15,585
Intangible lease liabilities, net	14,026	15,506
Distributions payable	2,746	2,719
Derivative liabilities, deferred rental income and other liabilities	8,146	4,989
Total liabilities	406,916	396,865
Commitments and contingencies
Redeemable common stock	59,775	58,902
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
D Shares common stock, $0.01 par value per share; 122,500,000 shares authorized, 18,677,914 and 18,942,529 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	187	189
T Shares common stock, $0.01 par value per share; 122,500,000 shares authorized, 14,326,236 and 12,777,322 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	143	128
I Shares common stock, $0.01 par value per share; 122,500,000 shares authorized, 1,078,556 and 1,159,730 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	11	12
Capital in excess of par value	514,374	497,581
Accumulated distributions in excess of earnings	(79,147)	(69,151)
Accumulated other comprehensive (loss) income	(6,010)	565
Total stockholders’ equity	429,558	429,324
Non-controlling interests	739	766
Total equity	$430,297	$430,090
Total liabilities, redeemable common stock, and equity	$896,988	$885,857

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM INCOME NAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rental and other property income	$19,311	$18,936	$58,064	$51,875
Interest income on marketable securities	39	34	115	97
Total revenues	19,350	18,970	58,179	51,972
Operating expenses:
General and administrative	1,470	1,815	5,199	5,271
Property operating	1,578	694	3,797	1,942
Real estate tax	1,263	1,428	3,843	3,767
Advisory fees and expenses	1,982	1,492	5,862	4,152
Transaction-related	220	103	933	1,385
Depreciation and amortization	7,230	7,248	22,065	20,023
Impairment	142	2,267	142	2,267
Total operating expenses	13,885	15,047	41,841	38,807
Gain on disposition of real estate, net	5,657	128	9,232	55
Operating income	11,122	4,051	25,570	13,220
Other expense:
Interest expense and other, net	(3,444)	(3,863)	(10,803)	(10,450)
Net income	7,678	188	14,767	2,770
Net income allocated to noncontrolling interest	9	9	26	26
Net income attributable to the Company	$7,669	$179	$14,741	$2,744

Class D Common Stock:
Net income attributable to the Company	$4,281	$111	$8,317	$1,714
Basic and diluted weighted average number of common shares outstanding	18,742,873	18,182,303	18,870,820	17,225,420
Basic and diluted net income per common share	$0.23	$0.01	$0.44	$0.10

Class T Common Stock:
Net income attributable to the Company	$3,125	$55	$5,913	$921
Basic and diluted weighted average number of common shares outstanding	14,243,059	11,357,959	13,827,058	10,219,353
Basic and diluted net income per common share	$0.22	$—	$0.43	$0.09

Class I Common Stock:
Net income attributable to the Company	$263	$13	$511	$109
Basic and diluted weighted average number of common shares outstanding	1,146,981	1,087,161	1,133,288	1,002,333
Basic and diluted net income per common share	$0.23	$0.01	$0.45	$0.11
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM INCOME NAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$7,678	$188	$14,767	$2,770
Other comprehensive (loss) income
Unrealized holding gain (loss) on marketable securities	38	(10)	261	(122)
Reclassification adjustment for realized (gain) loss included in income as other expense	—	1	8	2
Unrealized (loss) gain on interest rate swaps	(914)	607	(6,409)	3,727
Amount of (gain) reclassified from other comprehensive (loss) income into income as interest expense and other, net	(19)	(158)	(435)	(157)
Total other comprehensive (loss) income	(895)	440	(6,575)	3,450

Comprehensive income	6,783	628	8,192	6,220
Comprehensive income allocated to noncontrolling interest	9	9	26	26
Comprehensive income attributable to the Company	$6,774	$619	$8,166	$6,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM INCOME NAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share amounts) (Unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value
Balance as of January 1, 2019	32,879,581	$329	$497,581	$(69,151)	$565	$429,324	$766	$430,090
Issuance of common stock	2,132,534	22	38,500	—	—	38,522	—	38,522
Distributions declared on common stock — $0.24 per common share	—	—	—	(8,070)	—	(8,070)	—	(8,070)
Commissions, dealer manager and ongoing stockholder servicing fees	—	—	(1,788)	—	—	(1,788)	—	(1,788)
Other offering costs	—	—	(285)	—	—	(285)	—	(285)
Redemptions of common stock	(1,177,580)	(13)	(21,033)	—	—	(21,046)	—	(21,046)
Equity-based compensation	—	—	33	—	—	33	—	33
Changes in redeemable common stock	—	—	(1,011)	—	—	(1,011)	—	(1,011)
Distributions to non-controlling interests	—	—	—	—	—	—	(15)	(15)
Comprehensive income (loss)	—	—	—	1,627	(2,008)	(381)	9	(372)
Balance as of March 31, 2019	33,834,535	$338	$511,997	$(75,594)	$(1,443)	$435,298	$760	$436,058
Issuance of common stock	1,530,101	15	27,370	—	—	27,385	—	27,385
Distributions declared on common stock — $0.24 per common share	—	—	—	(8,257)	—	(8,257)	—	(8,257)
Commissions, dealer manager and ongoing stockholder servicing fees	—	—	(1,307)	—	—	(1,307)	—	(1,307)
Other offering costs	—	—	(203)	—	—	(203)	—	(203)
Redemptions of common stock	(1,449,992)	(14)	(25,629)	—	—	(25,643)	—	(25,643)
Equity-based compensation	—	—	32	—	—	32	—	32
Changes in redeemable common stock	—	—	21	—	—	21	—	21
Distributions to non-controlling interests	—	—	—	—	—	—	(24)	(24)
Comprehensive income (loss)	—	—	—	5,445	(3,672)	1,773	8	1,781
Balance as of June 30, 2019	33,914,644	$339	$512,281	$(78,406)	$(5,115)	$429,099	$744	$429,843
Issuance of common stock	1,500,874	15	26,758	—	—	26,773	—	26,773
Distributions declared on common stock — $0.25 per common share	—	—	—	(8,410)	—	(8,410)	—	(8,410)
Commissions, dealer manager and ongoing stockholder servicing fees	—	—	(1,192)	—	—	(1,192)	—	(1,192)
Other offering costs	—	—	(198)	—	—	(198)	—	(198)
Redemptions of common stock	(1,332,812)	(13)	(23,425)	—	—	(23,438)	—	(23,438)
Equity-based compensation	—	—	33	—	—	33	—	33
Changes in redeemable common stock	—	—	117	—	—	117	—	117
Distributions to non-controlling interests	—	—	—	—	—	—	(14)	(14)
Comprehensive income (loss)	—	—	—	7,669	(895)	6,774	9	6,783
Balance as of September 30, 2019	34,082,706	$341	$514,374	$(79,147)	$(6,010)	$429,558	$739	$430,297

CIM INCOME NAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share amounts) (Unaudited) – (Continued)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value
Balance as of January 1, 2018	25,695,557	$257	$378,266	$(45,506)	$1,657	$334,674	$772	$335,446
Cumulative effect of accounting changes	—	—	—	(37)	37	—	—	—
Issuance of common stock	1,929,152	20	35,466	—	—	35,486	—	35,486
Distributions declared on common stock — $0.24 per common share	—	—	—	(6,359)	—	(6,359)	—	(6,359)
Commissions, dealer manager and ongoing stockholder servicing fees	—	—	(2,436)	—	—	(2,436)	—	(2,436)
Other offering costs	—	—	(264)	—	—	(264)	—	(264)
Redemptions of common stock	(590,172)	(6)	(10,603)	—	—	(10,609)	—	(10,609)
Changes in redeemable common stock	—	—	(2,506)	—	—	(2,506)	—	(2,506)
Distributions to non-controlling interests	—	—	—	—	—	—	(12)	(12)
Comprehensive income	—	—	—	1,152	2,158	3,310	9	3,319
Balance as of March 31, 2018	27,034,537	$271	$397,923	$(50,750)	$3,852	$351,296	$769	$352,065
Issuance of common stock	3,064,712	30	57,008	—	—	57,038	—	57,038
Distributions declared on common stock — $0.24 per common share	—	—	—	(6,897)	—	(6,897)	—	(6,897)
Commissions, dealer manager and ongoing stockholder servicing fees	—	—	(3,653)	—	—	(3,653)	—	(3,653)
Other offering costs	—	—	(419)	—	—	(419)	—	(419)
Redemptions of common stock	(600,764)	(6)	(11,174)	—	—	(11,180)	—	(11,180)
Changes in redeemable common stock	—	—	(4,169)	—	—	(4,169)	—	(4,169)
Distributions to non-controlling interests	—	—	—	—	—	—	(4)	(4)
Comprehensive income	—	—	—	1,413	852	2,265	8	2,273
Balance as of June 30, 2018	29,498,485	$295	$435,516	$(56,234)	$4,704	$384,281	$773	$385,054
Issuance of common stock	2,713,906	27	49,979	—	—	50,006	—	50,006
Distributions declared on common stock — $0.25 per common share	—	—	—	(7,550)	—	(7,550)	—	(7,550)
Commissions, dealer manager and ongoing stockholder servicing fees	—	—	(3,099)	—	—	(3,099)	—	(3,099)
Other offering costs	—	—	(369)	—	—	(369)	—	(369)
Redemptions of common stock	(689,832)	(7)	(12,503)	—	—	(12,510)	—	(12,510)
Changes in redeemable common stock	—	—	(3,369)	—	—	(3,369)	—	(3,369)
Distributions to non-controlling interests	—	—	—	—	—	—	(13)	(13)
Comprehensive income	—	—	—	179	440	619	9	628
Balance as of September 30, 2018	31,522,559	$315	$466,155	$(63,605)	$5,144	$408,009	$769	$408,778

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM INCOME NAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$14,767	$2,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	21,773	19,628
Straight-line rental income, net	(2,593)	(2,305)
Amortization of deferred financing costs	810	817
Amortization on marketable securities	5	6
Equity-based compensation	98	—
Loss on sale of marketable securities	8	2
Gain on disposition of real estate assets, net	(9,232)	(55)
Impairment of real estate assets	142	2,267
Write-off of deferred financing costs	—	35
Changes in assets and liabilities:
Rents and tenant receivables	(596)	1
Prepaid expenses and other assets	(510)	(113)
Accrued expenses and accounts payable	655	1,486
Deferred rental income and other liabilities	(836)	(35)
Due from affiliates	112	100
Due to affiliates	(469)	(958)
Net cash provided by operating activities	24,134	23,646
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(80,691)	(217,444)
Investment in marketable securities	(837)	(831)
Proceeds from sale and maturities of marketable securities	645	954
Net proceeds from disposition of real estate assets	79,801	15,380
Payment of property escrow deposits	(1,700)	(4,990)
Refund of property escrow deposits	1,700	5,490
Proceeds from the settlement of insurance claims	253	—
Net cash used in investing activities	(829)	(201,441)
Cash flows from financing activities:
Proceeds from issuance of common stock	80,578	132,527
Offering costs on issuance of common stock	(4,292)	(5,958)
Redemptions of common stock	(70,127)	(34,299)
Distributions to stockholders	(12,608)	(10,417)
Proceeds from credit facility	63,000	184,500
Repayments of credit facility	(56,000)	(87,500)
Deferred financing costs paid	(37)	(150)
Distributions to noncontrolling interests	(53)	(29)
Net cash provided by financing activities	461	178,674
Net increase in cash and cash equivalents and restricted cash	23,766	879
Cash and cash equivalents and restricted cash, beginning of period	4,450	2,924
Cash and cash equivalents and restricted cash, end of period	$28,216	$3,803
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$27,672	$3,002
Restricted cash	544	801
Total cash and cash equivalents and restricted cash	$28,216	$3,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited)
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
The Company is externally managed by CIM Income NAV Management, LLC, a Delaware limited liability company (“CIM Income NAV Management”), which is an affiliate of CIM Group, LLC (“CIM”), a community-focused real estate and infrastructure owner, operator, lender and developer of real assets. CIM’s in-house, multidisciplinary expertise includes research, acquisition, credit analysis, development, finance, leasing, and property management capabilities. CIM is headquartered in Los Angeles, California with offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; New York, New York; Chicago, Illinois; Phoenix, Arizona; Orlando, Florida and Tokyo, Japan.
CCO Group, LLC owns and controls CIM Income NAV Management, the Company’s advisor, and is the indirect owner of CCO Capital, LLC (“CCO Capital”), the Company’s dealer manager, and CREI Advisors, LLC (“CREI Advisors”), the Company’s property manager. CCO Group, LLC and its subsidiaries (collectively, “CCO Group”) serve as the Company’s sponsor and as a sponsor to CIM Real Estate Finance Trust, Inc. (formerly known as Cole Credit Property Trust IV, Inc.) (“CMFT”), Cole Credit Property Trust V, Inc. (“CCPT V”), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”) and Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”).
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
On November 27, 2018, the Company amended its charter to, among other things, change the name and designation of its W Shares to Class D Common Stock (the “D Shares”), and its A Shares to Class T Common Stock (the “T Shares”), respectively, and reclassified a portion of its common stock as Class S Common Stock (the “S Shares”), to be offered alongside its D Shares, T Shares and I Shares in its continuous public offering (the “Share Modifications”). The Company is offering to sell any combination of D Shares, T Shares, S Shares and I Shares with a dollar value up to the maximum offering amount. In connection with the Share Modifications, when the Company refers to its share classes in this Quarterly Report on Form 10-Q with respect to dates prior to November 27, 2018 (the “Restructure Date”), the Company is referring to its shares under its prior share structure, and when the Company refers to its share classes with respect to dates on or after November 27, 2018, the Company is referring to its shares under its new share structure. See Note 11 — Related-Party Transactions and Agreements to the Company’s condensed consolidated financial statements for detailed information regarding the advisory and dealer manager amendments related to its Share Modifications. As of September 30, 2019, the Company had issued approximately 45.7 million shares of common stock in the Offering, including 2.7 million in shares issued in the DRIP, for gross offering proceeds of $824.6 million before $22.1 million in upfront selling commissions, dealer manager fees and the current portion of stockholder servicing fees, and $6.1 million in organization and offering costs.
The per share purchase price for each class of common stock varies from day-to-day and, on each business day, is equal to, for each class of common stock, the Company’s net asset value (“NAV”) for such class, divided by the number of shares of that class outstanding as of the close of business on such day, plus, for D Shares, T Shares and S Shares sold in the Primary Offering, applicable upfront selling commissions and dealer manager fees. The Company’s NAV per share is calculated daily as of the close of business by an independent fund accountant using a process that reflects (1) estimated values of each of the Company’s commercial real estate assets, related liabilities and notes receivable secured by real estate provided periodically by the Company’s independent valuation expert in individual appraisal reports, (2) daily updates in the price of liquid assets for which third party market quotes are available, (3) accruals of daily distributions, and (4) estimates of daily accruals, on a net

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

basis, of operating revenues, expenses, debt service costs and fees. As of September 30, 2019, the NAV per share for D Shares, T Shares and I Shares was $17.68, $17.32 and $17.93, respectively. The Company’s NAV is not audited or reviewed by its independent registered public accounting firm.
The Company has used substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio primarily consisting of necessity retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States. As of September 30, 2019, the Company owned 132 commercial properties, including properties owned through a consolidated joint venture arrangement (the “Consolidated Joint Venture”), comprised of 5.5 million rentable square feet of commercial space located in 34 states, and which was 98.6% leased, including month-to-month agreements, if any.
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

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

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
As of September 30, 2019 and December 31, 2018, the Company determined that it had a controlling interest in the Consolidated Joint Venture and therefore met the GAAP requirements for consolidation.
Reclassifications
Certain amounts in the Company’s prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation.
In November 2018, the SEC finalized the Disclosure Update Simplification Project, which eliminated Rule 3-15(a)(1) reporting of Gain or Loss on Sale of Properties by REITs. To conform with Accounting Standards Codification (“ASC”) 360, Property, Plant, and Equipment and the SEC rule change, the Company has classified the gain on disposition of real estate, net as operating income in the Company’s condensed consolidated statements of operations. This change resulted in increases in operating income of $128,000 and $55,000 during the three and nine months ended September 30, 2018, respectively.
The Company combined rental income of $16.9 million and tenant reimbursement income of $2.0 million for the three months ended September 30, 2018, and rental income of $46.6 million and tenant reimbursement income of $5.3 million for the nine months ended September 30, 2018, into a single financial statement line item, rental and other property income, in the condensed consolidated statements of operations for the three and nine months ended September 30, 2018.
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. During the nine months ended September 30, 2019, the Company recorded impairment charges of $142,000 related to one retail property, due to the carrying value being greater than the estimated fair value of the property. During the nine months ended September 30, 2018, the Company recorded impairment charges of $2.3 million, related to one anchored shopping center classified as held for sale, due to the carrying value being

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

greater than the selling price, net of selling costs. The Company’s impairment assessment as of September 30, 2019 was based on the most current information available to the Company, including expected holding periods. If the Company’s expected holding periods for assets change, subsequent tests for impairment could result in impairment charges in the future. The Company cannot provide any assurance that material impairment charges with respect to the Company’s real estate assets will not occur during 2019 or in future periods.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. As of September 30, 2019, the Company identified two assets with a carrying value of $2.8 million as held for sale. There were no assets identified as held for sale as of December 31, 2018.
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
Investment in Marketable Securities
Investment in marketable securities consists primarily of the Company’s investment in corporate and government debt securities. The Company determines the appropriate classification for debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of September 30, 2019, the Company classified its investments as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in other comprehensive (loss) income.
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

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

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
Noncontrolling Interest in Consolidated Joint Venture
The Company has a controlling interest in a Consolidated Joint Venture and, therefore, met the GAAP requirements for consolidation. The Company recorded net income of $26,000 and paid distributions of $53,000 to the noncontrolling interest during the nine months ended September 30, 2019. The Company recorded the noncontrolling interest of $739,000 and $766,000 as of September 30, 2019 and December 31, 2018, respectively, on the condensed consolidated balance sheets.
Restricted Cash
The Company had $544,000 and $806,000 in restricted cash as of September 30, 2019 and December 31, 2018, respectively. Included in restricted cash was $123,000 and $158,000 held by lenders in lockbox accounts as of September 30, 2019 and December 31, 2018, respectively. As part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which funds in excess of the required minimum balance are disbursed on a weekly basis to the Company. Restricted cash also included $421,000 and $648,000 held in escrow for tenant improvements at a certain property in accordance with the associated lease agreement as of September 30, 2019 and December 31, 2018, respectively.
Stockholder Servicing Fees
The Company pays CCO Capital stockholder servicing fees, which are calculated on a daily basis in the amount of 1/365th of 0.25%, 0.85% and 0.85% of the per share NAV, respectively, for each class of common stock outstanding for D Shares, T Shares and S Shares. The Company does not pay a stockholder servicing fee with respect to I Shares.
The stockholder servicing fees are paid monthly in arrears. An estimated liability for future stockholder servicing fees payable to CCO Capital is recognized at the time each share is sold and included in due to affiliates in the condensed consolidated balance sheets with a corresponding decrease to capital in excess of par value. The Company recognized a liability for future fees payable to CCO Capital of $13.9 million and $13.2 million, as of September 30, 2019 and December 31, 2018, respectively.
Leases
The Company has lease agreements with lease and non-lease components. The Company has elected to not separate non-lease components from lease components for all classes of underlying assets (primarily real estate assets) and will account for the combined components as rental and other property income. Non-lease components included in rental and other property income include certain tenant reimbursements for maintenance services (including common-area maintenance services or “CAM”), real estate taxes, insurance and utilities paid for by the lessor but consumed by the lessee. As a lessor, the Company has further determined that this policy will be effective only on a lease that has been classified as an operating lease and the revenue recognition pattern and timing is the same for both types of components. Therefore, Accounting Standards Codification Topic 842, Leases (“ASC 842”), has been applied to these lease contracts for both types of components. The Company is not party to any material leases where it is the lessee.
Significant judgments and assumptions are inherent in not only determining if a contract contains a lease, but also the lease classification, terms, payments, and, if needed, discount rates. Judgments include the nature of any options, including if they will be exercised, evaluation of implicit discount rates and the assessment and consideration of “fixed” payments for straight-line rent revenue calculations.
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
September 30, 2019 (Unaudited) – (Continued)

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
Earnings and Distributions Per Share
The Company has four classes of common stock with nonforfeitable dividend rights that are determined based on a different NAV for each class. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which can result in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. Diluted income per share, when applicable, considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the three and nine months ended September 30, 2019 or 2018. Distributions per share are calculated based on the authorized daily distribution rate.
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
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), which was subsequently amended by ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (“ASU 2018-19”), in November 2018. ASU 2016-13 and the related updates are intended to improve financial reporting requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held- for-investment, held-to-maturity debt securities, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current GAAP. ASU 2018-19 clarified that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. ASU 2016-13 and ASU 2018-19 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15,

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

2018. The Company is currently evaluating the impact this amendment will have on its condensed consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This ASU amends and removes several disclosure requirements including the valuation processes for Level 3 fair value measurements. ASU 2018-13 also modifies some disclosure requirements and requires additional disclosures for changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and requires the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The provisions of ASU 2018-13 are effective January 1, 2020 using a prospective transition method for amendments effecting changes in unrealized gains and losses, significant unobservable inputs used to develop Level 3 fair value measurements and narrative description on uncertainty of measurements. The remaining provisions of ASU 2018-13 are to be applied retrospectively, and early adoption is permitted. The Company is evaluating the impact of this ASU’s adoption, and does not believe this ASU will have a material impact on its condensed consolidated financial statements.
In October 2018, the FASB issued ASU No. 2018-16, Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2018-16”). The amendments in this ASU permit the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes. The SOFR is a volume-weighted median interest rate that is calculated daily based on overnight transactions from the prior day’s activity in specified segments of the U.S. Treasury repo market. It has been selected as the preferred replacement for the U.S. dollar London Interbank Offered Rate (“LIBOR”), which will be phased out by the end of 2021. ASU 2018-16 is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2018-16 is required to be adopted on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. The Company currently uses LIBOR as its benchmark interest rate in the Company’s interest rate swaps associated with the Company’s LIBOR-based variable rate borrowings, including one interest rate swap agreement entered into since the date of adoption of ASU 2018-16. The Company is evaluating the effect of this new benchmark interest rate option, and does not believe this ASU will have a material impact on its condensed consolidated financial statements.
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

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of September 30, 2019, the estimated fair value of the Company’s debt was $364.2 million, compared to a carrying value of $364.0 million. As of December 31, 2018, the estimated fair value of the Company’s debt was $350.2 million, compared to a carrying value of $356.9 million.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2019 and December 31, 2018, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of September 30, 2019 and December 31, 2018, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2019	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swap	$5	$—	$5	$—
Marketable securities	5,914	5,914	—	—
Total financial assets	$5,919	$5,914	$5	$—
Financial liability:
Interest rate swaps	$(6,192)	$—	$(6,192)	$—

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swaps	$2,856	$—	$2,856	$—
Marketable securities	5,466	5,466	—	—
Total financial assets	$8,322	$5,466	$2,856	$—
Financial liability:
Interest rate swap	$(2,199)	$—	$(2,199)	$—
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
As discussed in Note 4 — Real Estate Assets, during the nine months ended September 30, 2019, real estate assets related to one retail property totaling approximately 21,000 square feet was deemed to be impaired, due to the carrying value being greater than the estimated fair value of the property. The carrying value was reduced to an estimated fair value of $6.3 million, resulting in impairment charges of $142,000. During the nine months ended September 30, 2018, real estate assets related to one anchored shopping center totaling approximately 149,000 square feet was deemed to be impaired due to the carrying value being greater than the selling price, net of selling costs. The carrying value was reduced to an estimated fair value of $16.8 million, resulting in impairment charges of $2.3 million. The Company determined that the selling prices used to determine the fair values were Level 2 inputs.
The following table presents the impairment charges by asset class recorded during the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Asset class impaired:
Land	$33	$454
Buildings and improvements	105	1,000
Intangible lease assets	17	1,176
Intangible lease liabilities	(13)	(363)
Total impairment loss	$142	$2,267

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

NOTE 4 — REAL ESTATE ASSETS
2019 Property Acquisitions
During the nine months ended September 30, 2019, the Company acquired a 100% interest in four commercial properties for an aggregate purchase price of $78.6 million (the “2019 Asset Acquisitions”), which includes $287,000 of acquisition-related expenses that were capitalized. The Company funded the 2019 Asset Acquisitions with net proceeds from the Offering, real estate dispositions and available borrowings.
The following table summarizes the purchase price allocation for the 2019 Asset Acquisitions purchased during the nine months ended September 30, 2019 (in thousands):

2019 Asset Acquisitions
Land	$18,345
Building and improvements	55,416
Acquired in-place leases and other intangibles (1)	5,185
Intangible lease liabilities (2)	(313)
Total purchase price	$78,633
______________________

(1)	The weighted average amortization period for acquired in-place leases and other intangibles was 14.1 years.

(2)	The weighted average amortization period for acquired intangible lease liabilities was 15.0 years.
2019 Property Dispositions
During the nine months ended September 30, 2019, the Company disposed of 22 retail properties and two industrial properties for an aggregate gross sales price of $82.4 million, resulting in net proceeds of $79.8 million after closing costs and a net gain of $9.2 million. No disposition fees were paid to affiliates in connection with the sales of these properties and the Company has no continuing involvement with these properties. The gain on sale of real estate is included in gain on disposition of real estate, net in the condensed consolidated statements of operations. The disposition of these properties did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of these disposed properties are reflected in the Company’s results from continuing operations for all periods presented through their respective date of disposition.
2019 Impairment
The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate that the carrying value of certain of its real estate assets may not be recoverable. See Note 2 — Summary of Significant Accounting Policies for a discussion on the Company’s accounting policies regarding impairment of real estate assets.
During the nine months ended September 30, 2019, one property with a carrying value of $6.5 million was deemed to be impaired and its carrying value was reduced to an estimated fair value of $6.3 million, resulting in impairment charges of $142,000, which were recorded in the condensed consolidated statements of operations. See Note 3 — Fair Value Measurements for a further discussion on these impairment charges.
2018 Property Acquisitions
During the nine months ended September 30, 2018, the Company acquired a 100% interest in 16 commercial properties for an aggregate purchase price of $217.0 million (the “2018 Asset Acquisitions”), which included $1.3 million of acquisition-related expenses that were capitalized.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

The following table summarizes the purchase price allocation for the 2018 Asset Acquisitions purchased during the nine months ended September 30, 2018 (in thousands):

2018 Asset Acquisitions
Land	$23,371
Building and improvements	166,094
Acquired in-place leases and other intangibles (1)	27,639
Acquired above-market leases (2)	3,305
Intangible lease liabilities (3)	(3,407)
Total purchase price	$217,002
______________________

(1)	The weighted average amortization period for acquired in-place leases and other intangibles was 13.0 years.

(2)	The weighted average amortization period for acquired above-market leases was 10.5 years.

(3)	The weighted average amortization period for acquired intangible lease liabilities was 16.9 years.
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
2018 Impairment
During the nine months ended September 30, 2018, one property with a carrying value of $19.1 million was deemed to be impaired and its carrying value was reduced to the selling price, net of selling costs of $16.8 million, resulting in impairment charges of $2.3 million, which were recorded in the condensed consolidated statements of operations. See Note 3 — Fair Value Measurements for a further discussion on these impairment charges.
Consolidated Joint Venture
As of September 30, 2019, the Company had an interest in a Consolidated Joint Venture that owns and manages two properties, with total assets of $7.3 million, which included $7.2 million of land, building and improvements and $641,000 of intangible assets, net of accumulated depreciation and amortization of $638,000, and total liabilities of $97,000. The Consolidated Joint Venture did not have any debt outstanding as of September 30, 2019. The Company has the ability to control operating and financial policies of the Consolidated Joint Venture. There are restrictions on the use of these assets as the Company would generally be required to obtain the approval of the partner (the “Consolidated Joint Venture Partner”) in accordance with the joint venture agreement for any major transactions. The Company and the Consolidated Joint Venture Partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

NOTE 5 — INTANGIBLE LEASE ASSETS AND LIABILITIES
Intangible lease assets and liabilities consisted of the following as of September 30, 2019 and December 31, 2018 (in thousands, except weighted average life remaining):

	September 30, 2019	December 31, 2018
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $22,133 and $20,688, respectively (with a weighted average life remaining of 14.5 years and 13.8 years, respectively)
	$77,336	$91,549
Acquired above-market leases, net of accumulated amortization of $2,963 and $2,422, respectively (with a weighted average life remaining of 12.4 years and 12.6 years, respectively)
	11,130	12,550
Total intangible assets, net	$88,466	$104,099
Intangible lease liabilities:
Acquired below-market liabilities, net of accumulated amortization of $4,121 and $3,280, respectively (with a weighted average life remaining of 20.9 years and 21.4 years, respectively)
	$14,026	$15,506
Amortization of the above-market leases is recorded as a reduction to rental and other property income, and amortization expense for the in-place leases and other intangibles is included in depreciation and amortization in the accompanying condensed consolidated statements of operations. Amortization of below-market leases is recorded as an increase to rental and other property income in the accompanying condensed consolidated statements of operations. The following table summarizes the amortization related to the intangible lease assets and liabilities for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
In-place lease and other intangible amortization	$2,203	$2,388	$6,977	$6,593
Above-market lease amortization	$273	$254	$841	$689
Below-market lease amortization	$389	$389	$1,184	$1,111
As of September 30, 2019, the estimated amortization relating to the intangible lease assets and liabilities is as follows (in thousands):

	Amortization
	In-Place Leases and Other Intangibles	Above-Market Leases	Below-Market Leases
Remainder of 2019	$2,049	$262	$380
2020	8,000	1,044	1,498
2021	7,853	1,044	1,282
2022	7,793	1,044	1,243
2023	7,564	1,038	1,216
Thereafter	44,077	6,698	8,407
Total	$77,336	$11,130	$14,026

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

NOTE 6 — MARKETABLE SECURITIES
The Company owned marketable securities with an estimated fair value of $5.9 million and $5.5 million as of September 30, 2019 and December 31, 2018, respectively. The following is a summary of the Company’s available-for-sale securities as of September 30, 2019 (in thousands):

	Available-for-sale securities
	Amortized Cost Basis	Unrealized (Loss) Gain	Fair Value
U.S. Treasury Bonds	$2,070	$69	$2,139
U.S. Agency Bonds	862	8	870
Corporate Bonds	2,805	100	2,905
Total available-for-sale securities	$5,737	$177	$5,914
The following table provides the activity for the marketable securities during the nine months ended September 30, 2019 (in thousands):

	Amortized Cost Basis	Unrealized (Loss) Gain	Fair Value
Marketable securities as of January 1, 2019	$5,558	$(92)	$5,466
Face value of marketable securities acquired	817	—	817
Premiums and discounts on purchase of marketable securities, net of acquisition costs	20	—	20
Amortization on marketable securities	(5)	—	(5)
Sales and maturities of securities	(653)	8	(645)
Unrealized gain on marketable securities	—	261	261
Marketable securities as of September 30, 2019	$5,737	$177	$5,914
During the nine months ended September 30, 2019, the Company sold 13 marketable securities for aggregate proceeds of $645,000. Unrealized gains (losses) on marketable securities are recorded in other comprehensive (loss) income, with a portion of the amount subsequently reclassified into other expense, net in the accompanying condensed consolidated statements of operations as securities are sold and gains (losses) are recognized. In addition, the Company recorded an unrealized gain of $261,000 on its investments, which is included in accumulated other comprehensive (loss) income in the accompanying condensed consolidated statement of changes in equity for the nine months ended September 30, 2019 and the condensed consolidated balance sheet as of September 30, 2019.
The scheduled maturities of the Company’s marketable securities as of September 30, 2019 are as follows (in thousands):

	Available-for-sale securities
	Amortized Cost	Estimated Fair Value
Due within one year	$473	$472
Due after one year through five years	2,634	2,688
Due after five years through ten years	2,076	2,191
Due after ten years	554	563
Total	$5,737	$5,914
Actual maturities of marketable securities can differ from contractual maturities because borrowers on certain debt securities may have the right to prepay their respective debt obligations at any time. In addition, factors such as prepayments and interest rates may affect the yields on such securities.
In estimating other-than-temporary impairment losses, management considers a variety of factors, including (1) whether the Company has the intent to sell the impaired security, (2) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, and (3) whether the Company expects to recover the entire amortized cost basis of the security. The Company believes that none of the unrealized losses on investment securities are other-than-temporary as management expects the Company will fully recover the entire amortized cost basis of all securities. As of September 30, 2019, the Company had no other-than-temporary impairment losses.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

NOTE 7 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the nine months ended September 30, 2019, one of the Company’s interest rate swaps matured. Additionally, the Company entered into one interest rate swap agreement during the nine months ended September 30, 2019. As of September 30, 2019, the Company had nine interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of September 30, 2019 and December 31, 2018 (dollar amounts in thousands):

		Outstanding Notional Amount as of	Interest	Effective	Maturity	Fair Value of Assets and (Liabilities) as of
	Balance Sheet Location	September 30, 2019	Rate (1)	Date	Date	September 30, 2019	December 31, 2018
Interest Rate Swap	Prepaid expenses, derivative asset and other assets	$9,240	3.57%	12/1/2015	12/1/2020	$5	$2,856
Interest Rate Swaps	Derivative liabilities, deferred rental income and other liabilities	$281,465	3.11% to 4.64%	12/16/2016 to 9/30/2019	9/30/2021 to 9/6/2022	$(6,192)	$(2,199)
______________________

(1)	The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of September 30, 2019.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the derivative instruments that are designated as hedges is recorded in other comprehensive (loss) income, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three and nine months ended September 30, 2019, the amount of gains reclassified from other comprehensive (loss) income as a decrease to interest expense was $19,000 and $435,000, respectively. For the three and nine months ended September 30, 2018, the amount of gains reclassified from other comprehensive (loss) income as a decrease to interest expense was $158,000 and $157,000, respectively, to interest expense. During the next 12 months, the Company estimates that $1.6 million will be reclassified from other comprehensive (loss) income as an increase to interest expense. The Company includes cash flows from interest rate swap agreements in cash flows provided by operating activities on the condensed consolidated statements of cash flows, as the Company’s accounting policy is to present cash flows from hedging instruments in the same category in the condensed consolidated statements of cash flows as the category for cash flows from the hedged items.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations, under the agreements at an aggregate termination value, inclusive of interest payments of $6.2 million, which includes accrued interest, at September 30, 2019. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of September 30, 2019.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

NOTE 8 — CREDIT FACILITY AND NOTES PAYABLE
As of September 30, 2019, the Company had $361.8 million of debt outstanding, including net deferred financing costs, with a weighted average years to maturity of 2.9 years and a weighted average interest rate of 3.97%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date. The following table summarizes the debt balances as of September 30, 2019 and December 31, 2018, and the debt activity for the nine months ended September 30, 2019 (in thousands):

		During the Nine Months Ended September 30, 2019
	Balance as of December 31, 2018	Debt Issuance, Net (1)	Repayments	Amortization	Balance as of September 30, 2019
Credit facility	$218,500	$63,000	$(56,000)	$—	$225,500
Fixed rate debt	138,459	—	—	—	138,459
Total debt	356,959	63,000	(56,000)	—	363,959
Deferred costs – credit facility (2)	(1,387)	(11)	—	280	(1,118)
Deferred costs – fixed rate debt	(1,318)	—	—	241	(1,077)
Total debt, net	$354,254	$62,989	$(56,000)	$521	$361,764
______________________

(1)	Includes deferred financing costs incurred during the period.

(2)	Deferred costs related to the term portion of the credit facility.
Notes Payable
As of September 30, 2019, the Company had fixed rate debt outstanding of $138.5 million, including $78.2 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.56% to 4.17% per annum and as of September 30, 2019, the fixed rate debt had a weighted average interest rate of 3.91%. The fixed rate debt outstanding matures on various dates from December 2020 to February 2025. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $247.9 million as of September 30, 2019. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
Credit Facility
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
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month LIBOR multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.70% to 2.20% for Revolving Loans and 1.60% to 2.10% for Term Loans; or (ii) a base rate ranging from 0.70% to 1.20% for Revolving Loans and 0.60% to 1.10% for Term Loans, plus the greater of: (a) JPMorgan Chase’s Prime Rate (as defined in the Second Amended Credit Agreement); (b) the Federal Funds Effective Rate (as defined in the Second Amended Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.0%. As of September 30, 2019, the Revolving Loans outstanding totaled $13.0 million at an interest rate of 5.70%. As of September 30, 2019, the Term Loans outstanding totaled $212.5 million, all of which are subject to interest rate swap agreements (the “Swapped Term Loans”). The interest rate swap agreements have the effect of fixing the Eurodollar Rate per annum of the Swapped Term Loan at an all-in rate of 3.90%. As of September 30, 2019, the Company had $225.5 million outstanding under the Credit Facility at a weighted average interest rate of 4.01% and $199.5 million in unused capacity, subject to borrowing availability.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

The Second Amended Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Second Amended Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $367.1 million plus (ii) 75% of the equity issued (iii) minus the aggregate amount of any redemptions or similar transaction from the date of the Second Amended Credit Agreement, a leverage ratio less than or equal to 60%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75, a secured debt ratio equal to or less than 40%, and the amount of secured debt that is recourse debt at no greater than 15% of total asset value. As of September 30, 2019, the Company believes it was in compliance with the financial covenants of the Second Amended Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to September 30, 2019 (in thousands):

Principal Repayments
Remainder of 2019	$—
2020	9,240
2021	33,442
2022	304,327
2023	—
Thereafter	16,950
Total	$363,959
NOTE 9 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the nine months ended September 30, 2019 and 2018 are as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Change in accrued dealer manager fee, ongoing stockholder servicing fees, and other offering costs	$3,070	$7,007
Distributions to stockholders declared and unpaid	$2,746	$2,512
Common stock issued through distribution reinvestment plan	$12,102	$10,003
Change in fair value of marketable securities	$269	$(120)
Change in fair value of interest rate swaps	$(6,844)	$3,570
Accrued capital expenditures	$23	$—
Accrued deferred financing costs	$2	$3
Supplemental Cash Flow Disclosures:
Interest paid	$10,615	$9,373
Cash paid for taxes	$178	$189
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
September 30, 2019 (Unaudited) – (Continued)

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
Subscription Agreement
On September 27, 2019, the Company executed a subscription agreement to purchase $50 million of limited partnership interests of CIM UII Onshore, L.P. (“CIM UII Onshore”) (the “Subscription Agreement”), which was accepted by the general partner of CIM UII Onshore on September 30, 2019. CIM UII Onshore’s sole purpose is to invest all of its assets in CIM Urban Income Investments, L.P. (“CIM Urban Income”), which is a private institutional fund that acquires, owns and operates substantially stabilized, diversified real estate and real estate-related assets in urban markets primarily located throughout North America. Both CIM UII Onshore and CIM Urban Income were formed by CIM, and CIM controls the general partner of both CIM UII Onshore and CIM Urban Income. As such, the Company’s subscription for $50 million of limited partnership interests in CIM UII Onshore was approved by all of the Company’s independent directors as fair and reasonable to the Company and on terms and conditions not less favorable to the Company than those available from unaffiliated third parties.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

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

Other organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding upfront selling commissions, dealer manager fee and the ongoing stockholder servicing fees) are paid for by CIM Income NAV Management or its affiliates and can be reimbursed by the Company up to 0.75% of the aggregate gross offering proceeds, excluding upfront selling commissions and dealer manager fees charged on D Shares, T Shares and S Shares sold in the Primary Offering. As of September 30, 2019, CIM Income NAV Management or its affiliates had paid organization and offering expenses in excess of the 0.75% in connection with the Offering. These excess amounts were not included in the financial statements of the Company because such amounts were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess amounts may become payable to CIM Income NAV Management.
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

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

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
Therefore, for each class of the Company’s common stock, payment of the performance-based component of the advisory fee (1) was contingent upon the Company’s actual annual total return exceeding the 6% Return and the Ending NAV per share for the respective share class being greater than the Base NAV of that class, (2) varied in amount based on the Company’s actual performance, (3) could not cause the Company’s total return as a percentage of stockholders’ invested capital for the year to be reduced below 6%, and (4) was payable to CIM Income NAV Management in the event the Company’s total return exceeded the 6% Return in a particular calendar year, even if the total return to stockholders (or any particular stockholder) on a cumulative basis over any longer or shorter period had been less than 6% per annum. The Company did not reach the 6% Return during the nine months ended September 30, 2018, and therefore, no performance fee was paid during that time.
Starting with the period beginning on January 1, 2019, the performance-based fee is equal to 12.5% of the Total Return for each class of common stock, subject to a 5% Hurdle Amount, a High Water Mark and a Catch-Up (each term as defined in the Second Amended and Restated Advisory Agreement), payable annually in arrears. The foregoing summary is qualified in its entirety by reference to the Second Amended and Restated Advisory Agreement, which is incorporated by reference as Exhibit 10.4 within the Company’s Annual Report on Form 10-K. The Company did not reach the 5% Hurdle Amount during the nine months ended September 30, 2019.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CIM Income NAV Management and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Upfront selling commissions	$338	$778	$1,217	$2,181
Stockholder servicing fees(1)	$741	$257	$2,168	$690
Dealer manager fees(1)	$62	$758	$220	$2,094
Organization and offering expense reimbursement	$198	$369	$686	$1,052
Acquisition expense reimbursement	$219	$100	$921	$1,333
Advisory fee	$1,982	$1,492	$5,862	$4,152
Operating expense reimbursement	$329	$598	$1,809	$1,937
______________________

(1)
Amounts are calculated for the respective period in accordance with the dealer manager agreement and exclude the estimated liability for the future fees payable to CCO Capital of $13.9 million and $23.4 million as of September 30, 2019 and 2018, respectively, which are included in due to affiliates in the condensed consolidated balance sheets, with a corresponding decrease to capital in excess of par value, as described in Note 2 — Summary of Significant Accounting Policies.

Due to/from Affiliates
As of September 30, 2019 and December 31, 2018, $15.8 million and $15.6 million, respectively, was due to CIM Income NAV Management or its affiliates, primarily related to the estimated liability for current and future stockholder servicing fees, the reimbursement of organization and offering expenses and advisory fees, which were included in amounts due to affiliates on the condensed consolidated balance sheets.
As of December 31, 2018, $112,000 was due from CIM Income NAV Management or its affiliates related to amounts received by affiliates of the advisor which were due to the Company. No such amounts were due as of September 30, 2019.
Subscription Agreement
Pursuant to the Subscription Agreement, the Company committed to purchase $50 million of CIM UII Onshore, which is affiliated with CIM. See Note 10 — Commitments and Contingencies for a discussion of the Subscription Agreement.
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

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

NOTE 13 — STOCKHOLDERS’ EQUITY
The table below provides information regarding the issuances and redemptions of each class of the Company’s common stock during the three and nine months ended September 30, 2019 and 2018 (dollar amounts in thousands):

	D Shares		T Shares		I Shares		Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balance as of January 1, 2019	18,942,529	$189	12,777,322	$128	1,159,730	$12	32,879,581	$329
Issuance of common stock	971,303	10	1,152,999	12	8,232	—	2,132,534	22
Redemptions of common stock	(870,578)	(9)	(249,886)	(3)	(57,116)	(1)	(1,177,580)	(13)
Balance as of March 31, 2019	19,043,254	$190	13,680,435	$137	1,110,846	$11	33,834,535	$338
Issuance of common stock	670,464	7	844,457	8	15,180	—	1,530,101	15
Redemptions of common stock	(1,010,203)	(10)	(439,789)	(4)	—	—	(1,449,992)	(14)
Balance as of June 30, 2019	18,703,515	$187	14,085,103	$141	1,126,026	$11	33,914,644	$339
Issuance of common stock	605,454	6	828,494	8	66,926	$1	1,500,874	$15
Redemptions of common stock	(631,055)	(6)	(587,361)	(6)	(114,396)	$(1)	(1,332,812)	(13)
Balance as of September 30, 2019	18,677,914	$187	14,326,236	$143	1,078,556	$11	34,082,706	$341

	D Shares		T Shares		I Shares		Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balance as of January 1, 2018	15,837,102	$158	8,793,223	$88	1,065,232	$11	25,695,557	$257
Issuance of common stock	1,142,914	12	780,808	8	5,430	—	1,929,152	20
Redemptions of common stock	(378,920)	(4)	(94,075)	(1)	(117,177)	(1)	(590,172)	(6)
Balance as of March 31, 2018	16,601,096	$166	9,479,956	$95	953,485	$10	27,034,537	$271
Issuance of common stock	1,539,721	15	1,520,039	15	4,952	—	3,064,712	30
Redemptions of common stock	(365,998)	(3)	(179,881)	(2)	(54,885)	(1)	(600,764)	(6)
Balance as of June 30, 2018	17,774,819	$178	10,820,114	$108	903,552	$9	29,498,485	$295
Issuance of common stock	1,176,742	12	1,295,802	13	241,362	2	2,713,906	27
Redemptions of common stock	(441,586)	(5)	(248,246)	(2)	—	—	(689,832)	(7)
Balance as of September 30, 2018	18,509,975	$185	11,867,670	$119	1,144,914	$11	31,522,559	$315
Equity-Based Compensation
On August 9, 2018, the Board approved the adoption of the Company’s 2018 Equity Incentive Plan (the “Plan”), under which 400,000 of the Company’s common shares were reserved for issuance and share awards of 393,000 are available for future grant as of September 30, 2019. On October 1, 2018, the Company granted awards of approximately 1,800 restricted D Shares to each of the independent members of the Board (approximately 7,200 restricted shares in aggregate) under the Plan, which fully vested on October 1, 2019 based on one year of continuous service. As of September 30, 2019, none of the restricted D Shares had vested or been forfeited. The fair value of the Company’s share awards is determined using the Company’s NAV per share on the date of grant. Compensation expense related to these restricted D Shares is recognized over the vesting period. The Company recorded compensation expense of $33,000 and $98,000 for the three and nine months ended September 30, 2019, respectively, related to these restricted D Shares, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
As of September 30, 2019, all compensation expense related to these restricted D Shares was recognized ratably over the period of service prior to October 1, 2019.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

NOTE 14 — LEASES
The Company’s real estate assets are leased to tenants under operating leases for which the terms, expirations and extension options vary. The Company’s operating leases do not convey to the lessee the right to purchase the underlying asset upon expiration of the lease period. To determine whether a contract contains a lease, the Company carefully reviews contracts to determine if the agreement conveys the right to control the use of an asset. The Company adopted ASU No. 2016-02, Leases, (Topic 842) (“ASU 2016-02”), using the optional alternative transition method and used the effective date as the date of initial application. Consequently, financial information was not updated and the disclosures required under the new standard are not provided for dates and periods before January 1, 2019. The Company elected the “package of practical expedients,” which permits the Company to not reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. The Company elected to apply the practical expedient for all of the Company’s leases to account for the lease and non-lease components as a single, combined operating lease component under ASC 842. Non-lease components primarily consist of maintenance services, including CAM, real estate taxes, insurance and utilities paid for by the lessor but consumed by the lessee. Non-lease components are considered to be variable rental and other property income and are recognized in the period incurred.
As of September 30, 2019, the leases had a weighted-average remaining term of 10.9 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of September 30, 2019, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Future Minimum Rental Income
Remainder of 2019	$16,064
2020	63,984
2021	65,116
2022	65,366
2023	64,820
Thereafter	461,934
Total	$737,284
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

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

Rental and other property income during the three and nine months ended September 30, 2019 and 2018 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fixed rental and other property income (1)	$17,116	$16,902	$51,755	$46,563
Variable rental and other property income (2)	2,195	2,034	6,309	5,312
Total rental and other property income	$19,311	$18,936	$58,064	$51,875
______________________

(1)
Consists primarily of fixed contractual payments from operating leases with tenants recognized on a straight-line basis over the lease term, including amortization of acquired above- and below-market leases.

(2)	Consists primarily of tenant reimbursements for recoverable real estate taxes and property operating expenses, and percentage rent, net of bad debt expense.
NOTE 15 — SUBSEQUENT EVENTS
The following events occurred subsequent to September 30, 2019:
Disposition of Real Estate Assets
Subsequent to September 30, 2019, the Company disposed of two properties for an aggregate gross sales price of $5.1 million, resulting in net proceeds of $4.9 million after closing costs and a gain of $497,000. No disposition fees were paid to CIM Income NAV Management or its affiliates in connection with the sale of these properties and the Company has no continuing involvement with these properties.

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
Overview
We are a daily priced perpetual life non-exchange traded REIT that has acquired and operates a diversified portfolio primarily consisting of necessity retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States. We commenced our principal operations on December 7, 2011, when we issued the initial $10.0 million in shares of our common stock in the Offering and acquired our first real estate property. We have no paid employees and are externally managed and operated by CIM Income NAV Management. CIM indirectly owns and/or controls CIM Income NAV Management; our dealer manager, CCO Capital; our property manager, CREI Advisors; and CCO Group.
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
Our operating results and cash flows are primarily influenced by rental and other property income from our commercial properties, and interest expense on our property indebtedness and acquisition and operating expenses. As 98.6% of our rentable square feet was under lease as of September 30, 2019, with a weighted average remaining lease term of 10.9 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. CIM Income NAV Management regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
When we refer to our share classes in this Quarterly Report on Form 10-Q with respect to dates prior to the Restructure Date, we are referring to our shares under our prior share structure, and when we refer to our share classes in this Quarterly Report on Form 10-Q with respect to dates on or after the Restructure Date, we are referring to our shares under our new share structure.

Operating Highlights and Key Performance Indicators
2019 Activity

•	Acquired four commercial properties for a purchase price of $78.6 million.

•	Disposed of 22 retail properties and two industrial properties for a gross sales price of $82.4 million.

•	Total debt increased by $7.0 million, from $357.0 million to $364.0 million.
Portfolio Information
As of September 30, 2019, we owned 132 properties located in 34 states, comprising 5.5 million rentable square feet, which includes the rentable square feet of buildings on land subject to ground leases. As of September 30, 2019, no single tenant accounted for greater than 10% of our 2019 annualized rental income. As of September 30, 2019, we had certain geographic concentrations in our property holdings. In particular, as of September 30, 2019, 17 of our properties were located in Ohio and six of our properties were located in Arizona, accounting for 12% and 10%, respectively, of our 2019 annualized rental income. In addition, we had tenants in the manufacturing and grocery industries, which accounted for 16% and 10% of our 2019 annualized rental income, respectively. Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate assets. The following table shows the property statistics of our real estate assets as of September 30, 2019, and 2018:

	As of September 30,
	2019	2018
Number of commercial properties	132	152
Rentable square feet (in thousands) (1)	5,465	5,742
Percentage of rentable square feet leased	98.6%	99.6%
Percentage of investment-grade tenants (2)	32.1%	34.4%
______________________

(1)	Includes square feet of buildings on land parcels that are subject to ground leases.

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

The following table summarizes our real estate acquisition activity during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Commercial properties acquired	1	3	4	16
Purchase price of acquired properties (in thousands)	$47,151	$34,513	$78,633	$217,002
Rentable square feet of acquired properties (in thousands) (1)	137	411	305	1,477
______________________

(1)	Includes square feet of buildings on land parcels subject to ground leases.

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
Comparison of the Three Months Ended September 30, 2019 and 2018
A total of 122 properties were acquired before July 1, 2018 and represent our “same store” properties during the three months ended September 30, 2019 and 2018. “Non-same store” properties, for purposes of the table below, includes properties acquired on or after July 1, 2018. The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store (1)
	For the Three Months Ended September 30,			For the Three Months Ended September 30,			For the Three Months Ended September 30,
	2019	2018	Change	2019	2018	Change	2019	2018	Change
Rental and other property income	$19,311	$18,936	$375	$16,178	$15,972	$206	$3,133	$2,964	$169

Property operating expenses	1,578	694	884	1,434	603	831	144	91	53
Real estate tax expenses	1,263	1,428	(165)	1,159	1,158	1	104	270	(166)
Total property operating expenses	2,841	2,122	719	2,593	1,761	832	248	361	(113)

Net operating income	$16,470	$16,814	$(344)	$13,585	$14,211	$(626)	$2,885	$2,603	$282

Interest income on marketable securities	$39	$34	$5
General and administrative expenses	(1,470)	(1,815)	345
Advisory fees and expenses	(1,982)	(1,492)	(490)
Transaction-related expenses	(220)	(103)	(117)
Depreciation and amortization	(7,230)	(7,248)	18
Impairment	(142)	(2,267)	2,125
Gain on disposition of real estate, net	5,657	128	5,529
Interest expense and other, net	(3,444)	(3,863)	419
Net income	$7,678	$188	$7,490
______________________

(1)	Includes income from properties disposed of subsequent to July 1, 2018.

Net Operating Income
Same store net operating income decreased $626,000 during the three months ended September 30, 2019, as compared to the same period in 2018. The decrease was primarily due to an increase in property operating expenses attributable to building repairs, in addition to increased building costs in order to finish repairing fire damage at one property. We expect to receive insurance proceeds to fully offset the building costs incurred.
Non-same store property net operating income increased $282,000 during the three months ended September 30, 2019, as compared to the same period in 2018. The increase is primarily due to the acquisition of seven rental income-producing properties subsequent to September 30, 2018, as well as recognizing a full period of net operating income for the three properties acquired during the three months ended September 30, 2018, partially offset by the disposition of 27 properties subsequent to September 30, 2018.
General and Administrative Expenses
The primary general and administrative expense items are certain expense reimbursements to our advisor, escrow and trustee fees, professional fees and banking fees.
The decrease in general and administrative expenses of $345,000 during the three months ended September 30, 2019, as compared to the same period in 2018, was primarily due to a decrease in advisor reimbursements and valuation servicing fees as a result of our properties now being valued annually, rather than quarterly, pursuant to our amended valuation policy.
Advisory Fees and Expenses
The advisory fees and expenses that we pay to our advisor are based upon our NAV.
The increase in advisory fees and expenses of $490,000 during the three months ended September 30, 2019, as compared to the same period in 2018, was primarily due to an increase in the average total NAV for all share classes, which increased $39.9 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase was also due to the increase in the advisory fee payable to CIM Income NAV Management from and after the Restructure Date, from 0.90% during the three months ended September 30, 2018 to 1.10% during the three months ended September 30, 2019.
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
The increase in transaction-related expenses of $117,000 during the three months ended September 30, 2019, as compared to the same period in 2018, was primarily due to an increase in advisor reimbursement expenses related to higher disposition activity during the three months ended September 30, 2019.
Depreciation and Amortization
Depreciation and amortization remained consistent during the three months ended September 30, 2019, as compared to the same period in 2018.
Impairment
The decrease in impairment of $2.1 million during the three months ended September 30, 2019, as compared to the same period in 2018, was primarily due to management identifying the carrying value of one retail property to be greater than the estimated fair value of the property, resulting in an impairment charge of $142,000 during the three months ended September 30, 2019, as compared to an impairment charge of $2.3 million relating to one anchored shopping center during three months ended September 30, 2018.
Gain on Disposition of Real Estate, Net
The increase in gain on disposition of real estate, net of $5.5 million during the three months ended September 30, 2019, as compared to the same period in 2018, was due to the disposition of 16 retail properties during the three months ended

September 30, 2019, compared to the disposition of one retail property and one industrial property during the three months ended September 30, 2018.
Interest Expense and Other, Net
The decrease in interest expense and other, net of $419,000 during the three months ended September 30, 2019, as compared to the same period in 2018, was due to a decrease in our average outstanding debt balance to $355.3 million for the three months ended September 30, 2019, as compared to $377.4 million for the three months ended September 30, 2018.
Comparison of the Nine Months Ended September 30, 2019 and 2018
A total of 109 properties were acquired before January 1, 2018 and represent our “same store” properties during the nine months ended September 30, 2019 and 2018. “Non-same store” properties, for purposes of the table below, includes properties acquired on or after January 1, 2018. The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store (1)
	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change	2019	2018	Change
Rental and other property income	$58,064	$51,875	$6,189	$35,837	$35,949	$(112)	$22,227	$15,926	$6,301

Property operating expenses	3,797	1,942	1,855	2,528	1,286	1,242	1,269	656	613
Real estate tax expenses	3,843	3,767	76	2,486	2,353	133	1,357	1,414	(57)
Total property operating expenses	7,640	5,709	1,931	5,014	3,639	1,375	2,626	2,070	556

Net operating income	$50,424	$46,166	$4,258	$30,823	$32,310	$(1,487)	$19,601	$13,856	$5,745

Interest income on marketable securities	$115	$97	$18
General and administrative expenses	(5,199)	(5,271)	72
Advisory fees and expenses	(5,862)	(4,152)	(1,710)
Transaction-related expenses	(933)	(1,385)	452
Depreciation and amortization	(22,065)	(20,023)	(2,042)
Impairment	(142)	(2,267)	2,125
Gain on disposition of real estate, net	9,232	55	9,177
Interest expense and other, net	(10,803)	(10,450)	(353)
Net income	$14,767	$2,770	$11,997
______________________

(1)	Includes income from properties disposed of subsequent to January 1, 2018.
Net Operating Income
Same store net operating income decreased $1.5 million during the nine months ended September 30, 2019, as compared to the same period in 2018. The decrease was primarily due to an increase in property operating expenses attributable to building repairs.
Non-same store property net operating income increased $5.7 million during the nine months ended September 30, 2019, as compared to the same period in 2018. The increase is primarily due to the acquisition of seven rental income-producing properties subsequent to September 30, 2018, as well as recognizing a full period of net operating income for the 16 properties acquired during the nine months ended September 30, 2018. This increase was partially offset by the disposition of 27 properties subsequent to September 30, 2018.
General and Administrative Expenses
The primary general and administrative expense items are certain expense reimbursements to our advisor, escrow and trustee fees and professional service fees.
The decrease in general and administrative expenses of $72,000 during the nine months ended September 30, 2019, as compared to the same period in 2018, was primarily due to a decrease in valuation servicing fees as a result of our properties now being valued annually, rather than quarterly, pursuant to our amended valuation policy and a decrease in advisor reimbursements, offset by increases in platform fees.
Advisory Fees and Expenses
The advisory fees and expenses that we pay to our advisor are based upon our NAV.
The increase in advisory fees and expenses of $1.7 million during the nine months ended September 30, 2019, as compared to the same period in 2018, was primarily due to an increase in the average total NAV for all share classes, which increased $75.5 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase was also due to an increase in the advisory fee payable to CIM Income NAV Management, LLC from and after the Restructure Date, from 0.90% during the nine months ended September 30, 2018 to 1.10% during the nine months ended September 30, 2019.
Transaction-Related Expenses
The decrease in transaction-related expenses of $452,000 during the nine months ended September 30, 2019, as compared to the same period in 2018, was primarily due to a decrease in advisor reimbursement expenses related to a decrease in transaction activity related to acquisitions and dispositions from a net purchase price of $232.4 million during the nine months ended September 30, 2018 to $158.4 million during the nine months ended September 30, 2019.
Depreciation and Amortization
The increase in depreciation and amortization of $2.0 million during the nine months ended September 30, 2019, as compared to the same period in 2018, was primarily due to the acquisition of seven additional rental income-producing properties subsequent to September 30, 2018, as well as recognizing a full period of depreciation and amortization on 16 properties acquired during the nine months ended September 30, 2018, offset by the disposition of 24 properties during the nine months ended September 30, 2019.
Impairment
The decrease in impairment of $2.1 million during the nine months ended September 30, 2019, as compared to the same period in 2018, was primarily due to management identifying the carrying value of one retail property to be greater than the estimated fair value of the property, resulting in an impairment charge of $142,000 during the nine months ended September 30, 2019, as compared to an impairment charge of $2.3 million relating to one anchored shopping center during the nine months ended September 30, 2018.
Gain on Disposition of Real Estate, Net
The increase in gain on disposition of real estate, net of $9.2 million during the nine months ended September 30, 2019, as compared to the same period in 2018, was primarily due to the disposition of 24 properties during the nine months ended September 30, 2019, as compared to the disposition of three properties during the nine months ended September 30, 2018.
Interest Expense and Other, Net
The increase in interest expense and other, net of $353,000 during the nine months ended September 30, 2019, as compared to the same period in 2018, was primarily due to an increase in our average outstanding debt balance to $354.9 million for the nine months ended September 30, 2019, as compared to $351.6 million for the nine months ended September 30, 2018, as well as an increase in the weighted average interest rate from 3.71% as of September 30, 2018 to 3.97% as of September 30, 2019.

Distributions
On a quarterly basis, our Board authorizes a daily distribution for the succeeding quarter. Our Board authorized the following daily distribution amounts per share for the periods indicated below:

Period Commencing	Period Ending	Daily Distribution Amount (1)
December 8, 2011	December 31, 2011	$0.002260274
January 1, 2012	September 30, 2012	$0.002254099
October 1, 2012	December 31, 2012	$0.002383836
January 1, 2013	September 30, 2013	$0.002429042
October 1, 2013	March 31, 2014	$0.002563727
April 1, 2014	March 31, 2020	$0.002678083
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

As of September 30, 2019, we had distributions payable of $2.7 million.
The following table presents distributions and sources of distributions for the periods indicated below (dollar amounts in thousands):

	Nine Months Ended September 30,
	2019			2018
	Amount		Percent	Amount	Percent
Distributions paid in cash	$12,608		51%	$10,417	51%
Distributions reinvested	12,102		49%	10,003	49%
Total distributions	$24,710		100%	$20,420	100%

Source of distributions:
Net cash provided by operating activities (1)	$24,710	(2)	100%	$20,420	100%
Total sources	$24,710		100%	$20,420	100%
______________________

(1)	Net cash provided by operating activities for the nine months ended September 30, 2019 and 2018 was $24.1 million and $23.6 million, respectively.

(2)	Our distributions for the nine months ended September 30, 2019 were fully covered by cash flows from operating activities, including cash flows from prior periods of $576,000.
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
Our share redemption plan includes certain redemption limits, including a quarterly limit and, in some cases, an individual stockholder limit. During the nine months ended September 30, 2019, we received redemption requests for, and redeemed, a total of approximately 4.0 million shares of our common stock for $70.1 million, comprised of approximately 2.5 million D Shares, 1.3 million T Shares and 172,000 I Shares of our common stock for $44.7 million, $22.3 million and $3.1 million, respectively. From October 1, 2019 through November 4, 2019, we redeemed approximately 467,000 shares for $8.2 million.
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
Liquidity and Capital Resources
General
We expect to continue to raise capital through the Offering and to utilize such funds and future proceeds from secured or unsecured financing to complete future property acquisitions, other permitted investments and for general corporate uses. The source of our operating cash flows is primarily the rental and other property income received from current and future leased properties. As of September 30, 2019, we had raised $824.6 million of gross proceeds from the Offering before organization and offering costs, upfront selling commissions, dealer manager fees and the current portion of stockholder servicing fees of $28.2 million. Refer to Item 1A - Risk Factors in our annual report on Form 10-K for the year ended December 31, 2018, for risks related to our ability to raise capital in the near term.
Our Credit Facility with JPMorgan Chase Bank, N.A. as administrative agent, provides for borrowings up to $425.0 million, which is comprised of up to $212.5 million in unsecured revolving loans and $212.5 million in unsecured term loans. As of September 30, 2019, we had $199.5 million in unused capacity, subject to borrowing availability. As of September 30, 2019, we had cash and cash equivalents of $27.7 million and investments in marketable securities of $5.9 million.
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
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for property acquisitions or other permitted investments, operating expenses, distributions and redemptions to stockholders and interest on our outstanding debt. We expect to meet our short-term liquidity requirements through available cash, cash provided by property operations, proceeds from the Offering and borrowings from the Credit Facility or other sources. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
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
We expect that substantially all net cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we have used, and may continue to use, other sources to fund distributions, as necessary, including proceeds from the Offering, borrowings on the Credit Facility and/or future borrowings on our unencumbered assets. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Offering or debt financings will be used to fund acquisitions, certain capital expenditures, repayments of outstanding debt or distributions and redemptions to our stockholders.
Contractual Obligations
As of September 30, 2019, we had debt outstanding with a carrying value of $364.0 million and a weighted average interest rate of 3.97%. See Note 8 — Credit Facility And Notes Payable to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a description of certain terms of the debt. Our contractual obligations as of September 30, 2019 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments – credit facility (2)	$225,500	$—	$225,500	$—	$—
Interest payments – credit facility (3)	25,751	9,029	16,722	—	—
Principal payments – fixed debt rate	138,459	—	121,509	—	16,950
Interest payments – fixed debt rate (4)	15,515	5,483	8,394	1,394	244
Total	$405,225	$14,512	$372,125	$1,394	$17,194
______________________

(1)
The table does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable. As of September 30, 2019, we committed to purchase $50 million of limited partnership interests of CIM UII Onshore, which obligation we believe we will be able to meet with our cash on hand, net cash provided by operations and proceeds from the Offering. See Note 10 — Commitments and Contingencies for further discussion of the contractual obligation.

(2)
The table does not include the impact of any extension. We may elect to extend the maturity of the Revolving Loans to no later than September 6, 2022, subject to satisfying certain conditions contained in the Second Amended Credit Agreement or refinance the debt or enter into the new financing arrangement.

(3)
As of September 30, 2019, the Term Loans outstanding totaled $212.5 million, all of which are subject to interest rate swap agreements. The weighted average all-in interest rate for the Swapped Term Loans was 3.90%. The remaining $13.0 million in Revolving Loans outstanding under the Credit Facility has a weighted average interest rate of 5.70% as of September 30, 2019.

(4)
As of September 30, 2019, we had $78.2 million of variable rate mortgage notes effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

Our charter prohibits us from incurring debt that would cause our borrowings to exceed 75% of our gross assets, valued at the aggregate cost (before depreciation and other non-cash reserves), unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report. In addition to this limitation in our charter, our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of our board of directors (including a majority of the independent directors) and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. As of September 30, 2019, our ratio of debt to total gross assets net of gross intangible lease liabilities was 40.1%, and our ratio of debt to the fair market value of our gross assets net of gross intangible lease liabilities was 39.4%. Fair market value is based on the estimated market value of our real estate assets as of September 30, 2019 used to determine our estimated per share NAV.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as financing and issuance costs and related accumulated amortization, less all cash and cash equivalents. As of September 30, 2019, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 37.0%.

The following table provides a reconciliation of the credit facility and notes payable, net balance, as reported on our condensed consolidated balance sheet, to net debt as of September 30, 2019 (dollar amounts in thousands):

Balance as of September 30, 2019
Credit facility and notes payable, net	$361,764
Deferred costs, net (1)	2,195
Less: Cash and cash equivalents	(27,672)
Net debt	$336,287
Gross real estate assets, net (2)	$907,928
Net debt leverage ratio	37.0%
______________________

(1)	Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility.

(2)	Net of gross intangible lease liabilities.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities increased by $488,000 for the nine months ended September 30, 2019, as compared to the same period in 2018, primarily due to the timing of payments for prepaid expenses and deferred rental income during the nine months ended September 30, 2019. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased by $200.6 million for the nine months ended September 30, 2019, as compared to the same period in 2018, primarily due to a decrease in proceeds used for the acquisition of real estate assets of $136.8 million and an increase in net proceeds from disposition of real estate assets of $64.4 million during the nine months ended September 30, 2019.
Financing Activities. Net cash provided by financing activities decreased by $178.2 million for the nine months ended September 30, 2019, as compared to the same period in 2018, primarily due to a decrease in net proceeds from borrowing facilities of $90.0 million, a decrease in net proceeds from the issuance of common stock of $50.3 million, and an increase in redemptions of common stock of $35.8 million.
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
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate assets may not be recoverable. Impairment indicators that we consider include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. We continue to evaluate our portfolio to determine anticipated holding periods for certain properties may materially differ from the initial intended holding periods for such properties, which could result in an impairment charge in the future.
Related-Party Transactions and Agreements
We have entered into agreements with CIM Income NAV Management or its affiliates whereby we agree to pay certain fees, or reimburse certain expenses of, CIM Income NAV Management or its affiliates, primarily advisory and performance fees and expenses, organization and offering costs, sales commissions, dealer manager fees and expenses, ongoing stockholder servicing fees, and reimbursement of certain acquisition and operating costs. In addition, pursuant to the Subscription Agreement, the Company committed to purchase $50 million of limited partnership interests of CIM UII Onshore, which is affiliated with CIM. See Note 11 — Related-Party Transactions and Agreements to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a further explanation of the various related-party transactions, agreements and fees.
Conflicts of Interest
Richard S. Ressler, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, is the chairman of the board, chief executive officer and president of CMFT and CCIT III, a director of CCIT II and vice president of our advisor, CIM Income NAV Management. One of our directors, Avraham Shemesh, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, serves as a director of CCIT III and CMFT, is the chairman of the board, chief executive officer and president of CCIT II and CCPT V, and is president and treasurer of CIM Income NAV Management. One of our directors, Elaine Y. Wong, who is also a principal of CIM, serves as a director of CCPT V, CCIT II and CMFT. One of our independent directors, W. Brian Kretzmer, also serves as an independent director of CMFT and CCIT III. Our chief financial officer and treasurer, Nathan D. DeBacker, who is also an officer of other real estate programs sponsored by CCO Group, is a vice president of CIM Income NAV Management and is an officer of certain of its affiliates. In addition, affiliates of CIM Income NAV Management act as an advisor to CMFT, CCPT V, CCIT II and CCIT III, all of which are public, non-listed REITs sponsored or operated by CCO Group. As such, there are conflicts of interest where CIM Income NAV Management or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM or another real estate program sponsored or operated by CIM or CCO Group, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of CIM Income NAV Management and these other real estate programs sponsored or operated by CCO Group could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements
As of September 30, 2019 and December 31, 2018, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
Interest Rate Risk
As of September 30, 2019, we had an aggregate balance of $13.0 million of variable rate debt outstanding under our Credit Facility, excluding any debt subject to interest rate swap agreements, and therefore, we are exposed to interest rate changes in LIBOR. As of September 30, 2019, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $65,000 per annum.
As of September 30, 2019, we had nine interest rate swap agreements outstanding, which mature on various dates from December 2020 to September 2022 with an aggregate notional amount of $290.7 million and an aggregate net fair value liability of $6.2 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of September 30, 2019, an increase of 50 basis points in interest rates would result in a derivative liability of $2.6 million, representing a $3.6 million net change to the fair value of the net derivative liability. A decrease of 50 basis points would result in a derivative liability of $9.8 million, representing a $3.6 million net change to the fair value of the net derivative liability. See Note 7 — Derivative Instruments and Hedging Activities to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for more detailed discussion about our derivative instruments.
As the information presented above includes only those exposures that existed as of September 30, 2019, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs and assume no other changes in our capital structure.
In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (“ARRC”) which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to U.S. dollar LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.
We have variable rate debt outstanding under our Credit Facility and interest rate swap agreements maturing on various dates from December 2020 to September 2022, as further discussed above, that are indexed to LIBOR. As such, we are monitoring and evaluating the related risks, which include interest on loans, amount paid on securities, or amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty.

If a contract is not transitioned to an alternative rate and LIBOR is discontinued, the impact on our contracts is likely to vary by contract. If LIBOR is discontinued or if the methods of calculating LIBOR change from their current form, interest rates on our current or future indebtedness may be adversely affected. While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2019 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2019, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
To the extent that cash flow from operations is insufficient to pay distributions or to fund redemptions, we may pay all or some of our distributions and fund all or some of our redemptions from borrowings by the REIT, proceeds from asset sales or the sale of our securities. We have no limits on the amounts we may use to pay distributions from sources other than cash flow from operations. The payment of distributions and redemptions from sources other than cash flow from operations may reduce the amount of proceeds available for acquisitions, negatively impact the value of our common stock and reduce the overall return. We expect that, from time to time, we may declare distributions and/or fund redemptions that exceed our cash flows from operations and in anticipation of future cash flows.
The following table presents distributions and sources of distributions for the periods indicated below (dollar amounts in thousands):

	Nine Months Ended September 30, 2019			Year Ended December 31, 2018
	Amount		Percent	Amount	Percent
Distributions paid in cash	$12,608		51%	$14,399	51%
Distributions reinvested	12,102		49%	13,774	49%
Total distributions	$24,710		100%	$28,173	100%

Source of distributions:
Net cash provided by operating activities (1)	$24,710	(2)	100%	$28,173	100%
Total sources	$24,710		100%	$28,173	100%
______________________

(1)	Net cash provided by operating activities for the nine months ended September 30, 2019 and the year ended December 31, 2018 was $24.1 million and $32.8 million, respectively.

(2)	Our distributions for the nine months ended September 30, 2019 were fully covered by cash flows from operating activities, including cash flows from prior periods of $576,000.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On December 6, 2011, the Initial Registration Statement for our public offering of up to $4.0 billion in shares of common stock was declared effective under the Securities Act. On August 26, 2013, the Multi-Class Registration Statement was declared effective under the Securities Act; we designated the existing shares of our common stock that were sold prior to such date to be W Shares and registered two new classes of our common stock, A Shares and I Shares. On February 10, 2017, the Continuing Offering Registration Statement was declared effective under the Securities Act; we are offering up to $4.0 billion in shares of common stock of the three classes, covering up to $3.5 billion in shares in the Primary Offering and up to $500.0 million in shares pursuant to the DRIP. As a result of the Share Modifications, commencing November 27, 2018, we began offering and selling D Shares, T Shares, S Shares and I Shares in our continuous public offering, rather than W Shares, A Shares and I Shares. We are offering to sell any combination of D Shares, T Shares, S Shares and I Shares with a dollar value up to the maximum offering amount. Additionally, as of September 30, 2019, we were authorized to issue 10.0 million shares of preferred stock, but had none issued or outstanding.
As of September 30, 2019, we had issued approximately 45.7 million shares in the Offering, including shares issued pursuant to our DRIP, for gross proceeds of $824.6 million, out of which we recorded $22.1 million in upfront selling commissions, dealer manager fees and the current portion of stockholder servicing fees and $6.1 million in organization and offering costs. With the net offering proceeds of $796.4 million and the borrowings from our credit facility, we have acquired $1.1 billion in real estate assets, inclusive of capitalized acquisition costs, and incurred $11.7 million of acquisition-related expenses.
As of November 4, 2019, we have sold the following common shares and raised the following proceeds in connection with the Offering (dollar amounts in thousands):

	D Shares	T Shares	S Shares	I Shares	Total
Primary Offering
Shares	25,612,894	16,081,926	6,976	1,563,982	43,265,778
Proceeds	$454,199,752	$297,994,128	$122,000	$28,293,110	$780,608,990
Distribution Reinvestment Plan
Shares	1,760,745	981,757	13	112,040	2,854,555
Proceeds	$31,688,477	$17,474,565	$231	$2,035,331	$51,198,604
We have adopted a share redemption plan to provide limited liquidity whereby, on a daily basis, stockholders may request that we redeem all or any portion of their shares. The redemption price per share for each class on any business day is equal to our NAV per share for such class for that day, calculated by the independent fund accountant after the close of business on the redemption request day, without giving effect to any share purchases or redemptions to be effected on such day. Subject to limited exceptions, stockholders who redeem their shares of our common stock within the first 365 days from the date of purchase are subject to a short-term trading fee of 5% of the aggregate NAV per share of the shares of common stock received. In each calendar quarter, net redemptions are limited under our share redemption plan to 5% of our total NAV as of the end of the immediately preceding quarter, plus any unused percentage carried over to the next quarter, but the maximum carryover percentage may never exceed 15% in the aggregate, and net redemptions in any quarter may never exceed 10% of the prior quarter’s NAV. As of September 30, 2019, we received total redemption requests for, and redeemed, approximately 8.6 million D Shares, 2.5 million T Shares and 585,000 I Shares of our common stock for $153.4 million, $44.3 million and $10.7 million, respectively.
During the three months ended September 30, 2019, we redeemed shares as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 — July 31, 2019
D Shares	178,335	$17.79	178,335	(1)
T Shares	178,176	$17.42	178,176	(1)
I Shares	—	$—	—	(1)
August 1, 2019 — August 31, 2019
D Shares	248,309	$17.73	248,309	(1)
T Shares	201,456	$17.39	201,456	(1)
I Shares	33,315	$18.01	33,315	(1)
September 1, 2019 — September 30, 2019
D Shares	204,411	$17.69	204,411	(1)
T Shares	207,729	$17.25	207,729	(1)
I Shares	81,081	$17.95	81,081	(1)
Total	1,332,812		1,332,812
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
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.5
Bylaws of CIM Income NAV, Inc. (f/k/a Cole Real Estate Income Strategy (Daily NAV), Inc.) effective September 28, 2011 (Incorporated by reference to Exhibit 3.2 to the Company’s pre-effective amendment No. 4 to Form S-11 (File No. 333-169535), filed on November 3, 2011).

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

4.3
Form of Initial Subscription Agreement (Incorporated by reference to Appendix B to Supplement No. 12 to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-213271), filed August 29, 2019).

4.4
Form of Initial Subscription Agreement (Incorporated by reference to Appendix C to Supplement No. 12 to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-213271), filed August 29, 2019).

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
Date: November 13, 2019