Form 10-K
period 2019-12-31
CIM INCOME NAV, INC.
filed 2020-03-30
CIK 1498542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 000-55187
 CIM INCOME NAV, INC.
(Exact name of registrant as specified in its charter)

Maryland	27-3147801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2398 East Camelback Road, 4th Floor Phoenix, Arizona 85016 (Address of principal executive offices; zip code)	(602) 778-8700 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
None	None	None
Securities registered pursuant to Section 12(g) of the Act:
Title of each class
Class D Common Stock, $.01 par value
Class T Common Stock, $.01 par value
Class S Common Stock, $.01 par value
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There is no established market for the registrant’s shares of common stock. There were approximately 33.9 million shares of common stock held by non-affiliates as of June 28, 2019, for an aggregate market value of $598.4 million, based upon an average net asset value per share of $17.66 as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter.
As of March 16, 2020, there were approximately 17.3 million shares of Class D common stock, approximately 14.5 million shares of Class T common stock, 7,100 shares of Class S common stock, and approximately 1.0 million shares of Class I common stock, par value $0.01 each, of CIM Income NAV, Inc. outstanding.
Documents Incorporated by Reference:
The Registrant incorporates by reference portions of the CIM Income NAV, Inc. definitive proxy statement to be filed with the SEC with respect to the Registrant’s 2020 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

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

•
We are subject to competition in the acquisition and disposition of properties and in the leasing of our properties, and we may suffer delays or be unable to acquire, dispose of, or lease properties on advantageous terms.

•	We are subject to risks associated with bankruptcies or insolvencies of tenants or from tenant defaults generally.

•	We have substantial indebtedness, which may affect our ability to pay distributions and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.

•	We are affected by the incurrence of additional secured or unsecured debt.

•	We may not generate cash flows sufficient to pay our distributions to stockholders or meet our debt service obligations.

•	We may be affected by risks resulting from losses in excess of insured limits.

•	We may not be able to maintain profitability.

•	We may fail to remain qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

•	We are subject to market and regulatory risks that may affect capital raising volume.

•	Our advisor has the right to terminate the advisory agreement upon 60 days’ written notice without cause or penalty.

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

PART I
ITEM 1.    BUSINESS
General Description of the Business and Operations
CIM Income NAV, Inc., (the “Company,” “we,” “our” or “us”) is a daily priced perpetual life non-exchange traded REIT formed as a Maryland corporation on July 27, 2010. We elected to be taxed, and currently qualify, as a REIT for U.S. federal income tax purposes. We primarily acquire and operate a diversified portfolio of necessity retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States. As of December 31, 2019, we owned 128 commercial properties, including two properties through a consolidated joint venture agreement (the “Consolidated Joint Venture”), comprising 5.4 million rentable square feet of commercial space located in 34 states, and which were 98.6% leased, including month-to-month agreements, if any.
Substantially all of our business is conducted through our operating partnership, CIM Income NAV Operating Partnership, LP, a Delaware limited partnership (“CIM Income NAV OP”) of which we are the sole general partner and own, directly or indirectly, 100% of the partnership interests.
We are externally managed by CIM Income NAV Management, LLC, a Delaware limited liability company (“CIM Income NAV Management”), which is an affiliate of CIM Group, LLC (“CIM”). CIM is a community-focused real estate and infrastructure owner, operator, developer and lender with multi-disciplinary expertise, including acquisitions, management, development, leasing, research and capital markets. CIM is headquartered in Los Angeles, California and has offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; New York, New York; Chicago, Illinois and Phoenix, Arizona.
We have no paid employees and rely upon our advisor and its affiliates to provide substantially all of our day-to-day management. Pursuant to an advisory agreement with us, CIM Income NAV Management is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf. In addition, pursuant to the advisory agreement, CIM Income NAV Management has fiduciary obligations to us and our stockholders. Our advisory agreement with CIM Income NAV Management is for a one-year term and is considered for renewal on an annual basis by our board of directors (our “Board”). The current term of the advisory agreement expires on November 30, 2020.
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
On December 6, 2011, we commenced our initial public offering on a “best efforts” basis of up to $4.0 billion in shares of our common stock at an initial offering price of $15.00 per share. On August 26, 2013, we designated the existing shares of our common stock that were sold prior to such date to be Wrap Class shares (“W Shares”) of common stock and registered two new classes of our common stock, Advisor Class shares (“A Shares”) and Institutional Class shares (“I Shares”). On February 10, 2017, we filed a registration statement (the “Continuing Offering Registration Statement”), pursuant to which we are offering up to $4.0 billion in shares of common stock (the “Offering”), consisting of $3.5 billion in shares in our primary offering (the “Primary Offering”) and $500.0 million in shares pursuant to a distribution reinvestment plan (the “DRIP”).
On November 27, 2018, we amended our charter to, among other things, change the name and designation of our W Shares to Class D Common Stock (the “D Shares”), our A Shares to Class T Common Stock (the “T Shares”), respectively, and reclassified a portion of our common stock as Class S Common Stock (the “S Shares”), to be offered alongside our D Shares, T Shares and I Shares in our continuous public offering (the “Share Modifications”). We are offering to sell any combination of D Shares, T Shares, S Shares and I Shares with a dollar value up to the maximum offering amount. In connection with the Share Modifications, when we refer to our share classes in this Annual Report on Form 10-K with respect to dates prior to November 27, 2018 (the “Restructure Date”), we are referring to our shares under our prior share structure, and when we refer to our share classes in this Annual Report on Form 10-K with respect to dates on or after November 27, 2018, we are referring to our shares under our new share structure. See Note 11 — Related-Party Transactions and Agreements to our consolidated financial statements for detailed information regarding the advisory and dealer manager amendments related to our Share Modifications.
As a perpetual-life, non-exchange traded REIT, we intend to sell shares of our common stock on a continuous basis and for an indefinite period of time, subject to ongoing regulatory approval of our filings for additional offerings. The Offering must be registered in every state in which we offer or sell shares. Generally, such registrations are for a period of one year. Thus, we may have to stop selling shares in any state in which our registration is not renewed or otherwise extended annually. We reserve the right to terminate the Offering at any time and to extend our offering term to the extent permissible under applicable law.
Investment Strategy and Objectives
Our investment strategy is to primarily acquire a diversified portfolio of necessity commercial properties in the retail, office and industrial sectors that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States and U.S. protectorates, and U.S. government securities, agency securities, corporate debt and other investments for which there is reasonable liquidity. We expect to complement our portfolio of net-lease properties by investing in substantially leased core metropolitan commercial and multi-family properties with growth potential that we believe will help us meet our investment objectives, either directly or through other funds with a proven track record of performance in these investment types, including funds managed by affiliates of our advisor. See “Investment Objectives, Strategy and Policies” for more details regarding our investment strategy. We believe that our organization as a perpetual-life REIT will allow us to acquire and manage our investment portfolio in a more active and flexible manner, as we will not be limited by a pre-determined operational period and the need to provide a “liquidity event” at the end of that period. Our primary investment objectives are:

•	to acquire commercial properties, leased under long-term net leases to creditworthy tenants, which provide current operating cash flow;

•	to maintain a level of liquid assets as a source of funds to meet redemption requests;

•	to provide reasonably stable, current income for stockholders through the payment of distributions; and

•	to provide the opportunity to participate in capital appreciation in the value of our investments.
Acquisition and Investment Policies
Our Board, including our independent directors, has adopted investment policies. Our directors will formally review at a duly called meeting our investment policies on an annual basis and our portfolio on a quarterly basis or, in each case, more often as they deem appropriate. Changes to our investment policies must be approved by our Board, including a majority of our independent directors. Our Board may revise our investment policies without the concurrence of our stockholders. However, our board of directors will not amend our charter, including any investment policies that are provided in our charter, without the concurrence of a majority of our outstanding shares, except for amendments that do not adversely affect the rights, preferences and privileges of our stockholders and are permitted under Maryland law to be made without stockholder approval. Our investment policies delegate to our advisor broad authority to execute real estate property acquisitions and dispositions. Our Board will at all times have ultimate oversight over our investments and may change from time to time the scope of authority delegated to our advisor with respect to acquisition and disposition transactions.
Commercial Net-Lease Real Estate Properties
Our commercial real estate acquisitions will primarily consist of single-tenant, necessity commercial properties, which are leased to creditworthy tenants under long-term net leases and provide current operating cash flow, We use the term necessity commercial properties to describe retail properties that are important to customers and office and industrial properties that are essential to the business operations of a corporate tenant. The actual percentage of our portfolio that is used to acquire retail, office and industrial properties may fluctuate due to market conditions and acquisition opportunities.
Necessity retail describes companies that provide consumers with products that are important to, and part of, their everyday lives. Examples of necessity retail properties include pharmacies, home improvement stores, grocery stores, national superstores, restaurants and regional retailers that provide products considered necessities to that region. Where possible, we will seek tenants with less exposure to e-commerce disruption, including tenants with established omni-channel sales strategies. By focusing our retail investment strategy on necessity retailers subject to long-term net leases, our objective is to provide our stockholders with a relatively stable stream of current income, while avoiding a significant decline in the value of our real estate portfolio.
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
Our goal is to acquire a portfolio of commercial properties that are diversified by way of property type, location and industry, in order to minimize the potential adverse impact of economic slow-downs or downturns in local markets or a specific industry. There is no limitation on the number, size or type of properties that we may acquire or on the percentage of net proceeds of the Offering that may be used to acquire a single property. The number and mix of properties comprising our portfolio will depend upon real estate market conditions and other circumstances existing at the time we acquire properties, and the amount of proceeds we raise in the Offering. We are not restricted to acquisitions of commercial properties and we will not forgo a high quality asset because it does not precisely fit our expected portfolio composition. We currently target for acquisition properties with lease terms of greater than ten years, and it is our present intention to hold properties with lease terms of ten years or more. Properties with less than ten years remaining lease term will be considered for disposition depending on numerous factors, including the overall performance of our assets, and the specific attributes of the property, including tenant credit, rent increases, renewals, geographic location, as well as general market conditions and other investment opportunities, and other factors that we determine to be relevant.
We intend to incur debt to acquire properties where our advisor determines that incurring such debt is in our best interests. We may seek to utilize asset level debt in addition to unsecured corporate borrowings to finance the acquisition of individual properties. In addition, from time to time, we may acquire some properties without financing and later incur mortgage debt secured by one or more of such properties if favorable financing terms are available. We will use the proceeds from these loans to acquire additional properties and maintain liquidity. See “— Borrowing Policies” below for a more detailed description of our borrowing intentions and limitations.
Retail Net-Lease Real Estate Properties. We expect the portion of our portfolio allocated to retail net-lease real estate properties will focus on regional or national retail businesses with creditworthy and established track records. We will also pursue properties leased to tenants representing a variety of retail industries to avoid concentration in any one industry. These industries include all types of retail establishments, such as big box retailers, convenience stores, drug stores and restaurant properties. We expect that some of these acquisitions will provide long-term value by virtue of their size, location, quality and condition, and lease characteristics. We expect that substantially all of our retail property acquisitions will be in the United States, including U.S. protectorates.
We believe that focusing on the acquisition of necessity retail properties net leased to creditworthy tenants presents lower investment risks and greater stability than many other sectors of today’s commercial real estate market. By acquiring a large number of necessity retail properties, we believe that lower than expected results of operations from one or a few acquisitions will not necessarily preclude our ability to realize our investment objective of cash flow from our overall portfolio. We believe this approach can result in less risk to stockholders than an investment approach that targets other asset classes. In addition, we believe that retail properties under long-term triple-net and double-net leases offer a distinct investment advantage since these properties generally require less management and operating capital, have less recurring tenant turnover and, with respect to single-tenant properties, often offer superior locations that are less dependent on the financial stability of adjoining tenants. In addition, since we intend to acquire properties that are geographically diverse, we expect to minimize the potential adverse impact of economic slowdowns or downturns in local markets.
Certain retail companies today are entering into sale-leaseback arrangements as a strategy for applying capital that would otherwise be applied to their real estate holdings to their core operating businesses. We believe that our investment strategy will enable us to take advantage of the increased emphasis on retailers’ core business operations in today’s competitive corporate environment as various retailers attempt to divest from real estate assets.

Office and Industrial Net-Lease Real Estate Properties. We expect that our net-lease office properties will include recently constructed, high quality, low, mid- or high-rise office buildings that are necessary to a principal tenant, subject to a long-term net lease, and used for purposes such as a corporate, regional or product-specific headquarters. We also expect that our industrial net-lease property portfolio will include recently constructed, high quality industrial properties that are necessary to a single principal tenant, subject to a long-term net lease, and used for purposes such as warehousing, distribution, light manufacturing, research and development, or industrial flex facilities.
We expect that some of our office and industrial properties will be multi-tenant properties, anchored by one or more principal tenants, who are creditworthy and subject to long-term net leases. We expect that, from time to time, we may invest in corporate development projects, designed to construct an income-producing office or industrial property to serve one or more creditworthy tenants.
Real Estate Underwriting Process. In evaluating potential property acquisitions consistent with our investment objectives, our advisor applies its well-established underwriting process to determine the creditworthiness of potential tenants. Similarly, our advisor will apply its credit underwriting criteria to possible new tenants when we are re-leasing properties in our portfolio. Our advisor’s underwriting process includes analyzing the financial data and other available information about the tenant, such as income statements, balance sheets, net worth, cash flows, business plans, data provided by industry credit rating services, and/or other information our advisor may deem relevant. Generally, these tenants must have a proven track record in order to meet the credit tests applied by our advisor. In addition, we may obtain guarantees of leases by the corporate parent of the tenant, in which case our advisor will analyze the creditworthiness of the guarantor. In many instances, especially in sale-leaseback situations, where we are acquiring a property from a company and simultaneously leasing it back to the company under a long-term lease, we will meet with the tenant’s senior management to discuss the company’s business plan and strategy.
When using debt rating agencies, a tenant typically will be considered creditworthy when the tenant has an “investment grade” debt rating by Moody’s Investors Service (“Moody’s”) of Baa3 or better, a credit rating by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”) of BBB- or better, or its payments are guaranteed by a company with such rating. Changes in tenant credit ratings, coupled with future acquisition and disposition activity, may increase or decrease our concentration of creditworthy tenants in the future.
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
While we will utilize ratings by Moody’s and Standard & Poor’s as one factor in determining whether a tenant is creditworthy, our advisor will also consider other factors in determining whether a tenant is creditworthy, for the purpose of meeting our investment objectives. Our advisor’s underwriting process will also consider other information provided by third-party analytical services, such as Moody’s CreditEdge, along with our advisor’s own analysis of the financial condition of the tenant and/or the guarantor, the operating history of the property with the tenant, the tenant’s market share and track record within the tenant’s industry segment, the general health and outlook of the tenant’s industry segment, the strength of the tenant’s management team and the terms and length of the lease at the time of the acquisition.
Description of Leases. We expect, in most instances, to acquire tenant properties with existing double-net or triple-net leases. “Net” leases means leases that typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, maintenance, insurance and building repairs related to the property, in addition to the lease payments. Triple-net leases typically require the tenant to pay all costs associated with a property (e.g., real estate taxes, insurance, maintenance and repairs, including roof, structure and parking lot). Double-net leases typically hold the landlord responsible for the capital expenditures for the roof and structure, while the tenant is responsible for all lease payments and remaining operating expenses associated with the property (e.g., real estate taxes, insurance and maintenance). We expect that double-net and triple-net leases will help ensure the predictability and stability of our expenses, which we believe will result in greater predictability and stability of our cash distributions to stockholders. We expect that not all of our leases will be net leases. Since each lease is an individually negotiated contract between two or more parties, each lease will have different obligations of both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property. We will have limited ability to revise the terms of leases to those tenants. When spaces in a property become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we anticipate entering into net leases.
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
Ownership Structure. Our investment in real estate generally takes the form of holding fee title or a long-term leasehold estate. We have acquired, and expect to continue to acquire, such interests either directly through our operating partnership or indirectly through limited liability companies, limited partnerships or other entities owned and/or controlled by our operating partnership. We may acquire properties by acquiring the entity that holds the desired properties. We also may acquire properties through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with third parties, including the developers of the properties or affiliates of our advisor. See the section captioned “Operating Partnership Agreement” in this prospectus and the “— Joint Ventures” section below.
Acquisition Decisions. Our advisor has substantial discretion with respect to the selection of our specific assets, subject to our investment and borrowing policies, and our policies are reviewed by our independent directors and approved by our Board. In pursuing our investment objectives and making acquisition decisions on our behalf, our advisor evaluates the proposed terms of the acquisition against all aspects of the transaction, including the condition and financial performance of the asset, the terms of existing leases, the creditworthiness of the tenant or tenants, and property location and characteristics. Because the factors considered, including the specific weight we place on each factor, vary for each potential acquisition, we do not, and are not able to, assign a specific weight or level of importance to any particular factor.
Our advisor procures and reviews an independent valuation estimate on each and every proposed property acquisition. In addition, our advisor, to the extent such information is available, considers the following:

•	tenant rolls and tenant creditworthiness;

•	a property condition report;

•	unit level store performance;

•	property location, visibility and access;

•	age of the property, physical condition and curb appeal;

•	neighboring property uses;

•	local market conditions, including vacancy rates;

•	area demographics, including trade area population and average household income; and

•	neighborhood growth patterns and economic condition.
Our advisor also reviews the terms of each existing lease by considering various factors, including:

•	rent escalations;

•	remaining lease term;

•	renewal option terms;

•	tenant purchase options;

•	termination options;

•	scope of the landlord’s maintenance, repair and replacement requirements;

•	projected net cash flow yield; and

•	projected internal rates of return.
Conditions to Closing Our Acquisitions. Generally, we condition our obligation to close the purchase of any asset on the delivery and verification of certain documents from the seller or developer, including, where appropriate:

•	plans and specifications;

•	surveys;

•	evidence of marketable title, subject to such liens and encumbrances as are acceptable to our advisor;

•	financial statements covering recent operations of properties having operating histories;

•	title and liability insurance policies; and

•	tenant estoppel certificates.
Environmental Matters. All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. State and federal laws in this area are constantly evolving, and we intend to take commercially reasonable steps, a summary of which is described below, to protect ourselves from the impact of these laws.
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
We expect that some of the properties that we will acquire may contain, at the time of our acquisition, or may have contained prior to our acquisition, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. All of these operations create a potential for the release of petroleum products or other hazardous or toxic substances. Some of our potential properties may be adjacent to or near other properties that have contained or then currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. In addition, certain of our potential properties may be on or adjacent to or near other properties upon which others, including former owners or tenants of our properties, have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous or toxic substances.
From time to time, we may acquire properties, or interests in properties, with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are quantifiable but that the acquisition will yield a superior risk-adjusted return. In such an instance, we will underwrite the costs of environmental investigation, clean-up and monitoring into the cost of acquiring the property. Further, in connection with property dispositions, we may agree to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties.
We are not aware of any environmental matters which we believe are reasonably likely to have a material effect on our results of operations, financial condition or liquidity.
In addition, we will take such steps as we deem necessary with respect to potential environmental matters. See the section above entitled “— Environmental Matters.”
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
In the purchasing, leasing and developing of properties, we are subject to risks generally incident to the ownership of real estate. See Part I, Item 1A — Risk Factors — General Risks Related to Real Estate Assets in this Annual Report on Form 10-K.
Disposition Policies. Net lease properties with less than ten years remaining lease term will be considered for disposition depending on numerous factors, including the overall performance of our assets, and the specific attributes of the property, including tenant credit, rent increases, renewals, geographic location, as well as general market conditions and other investment opportunities, and other factors that we determine to be relevant. Holding periods for other real estate-related assets may vary. Regardless of intended holding periods, circumstances might arise that could cause us to determine to sell an asset before the end of the expected holding period if we believe the sale of the asset would be in the best interests of our stockholders. The determination of whether a particular asset should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing and projected economic conditions, current tenant rolls and tenant creditworthiness, whether, depending on the asset’s tax attributes, we could apply the proceeds from the sale of the asset to make other acquisitions, whether disposition of the asset would increase cash flow, and whether the sale of the asset would be a prohibited transaction under the Code or otherwise impact our status as a REIT. The selling price of a property that is net leased will be determined in large part by the amount of rent payable under the lease and the remaining lease term(s). If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. During the year ended December 31, 2019, we disposed of 25 retail properties and three industrial properties, for an aggregate gross sales price of $91.1 million and a net gain of $10.2 million. During the year ended December 31, 2018, we disposed of two anchored shopping centers and four retail properties, for an aggregate gross sales price of $49.1 million and a net gain of $1.0 million. During the year ended December 31, 2017, the Company had no dispositions.

Other Real Estate-Related Investments
Although it is our expectation that our portfolio will consist primarily of commercial real estate leased under long-term net leases to creditworthy tenants, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a high quality asset because it does not precisely fit our presently expected portfolio composition. Thus, to the extent that our advisor presents us with high quality investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code of 1986, as amended (the “Code”), and that result in an overall real estate portfolio that is consistent with our investment objectives, our portfolio composition may vary from time to time. Such investments may include one or more of the following asset types or other real estate related assets that meet this criteria and our investment objectives:
Core metropolitan commercial real estate investments. We expect to complement our portfolio of net-lease assets by investing in substantially leased core metropolitan commercial and multifamily properties with growth potential that we believe will help us meet our investment objectives. Such investments may be made either directly or indirectly through other funds with a proven track record of performance in these investment types, including funds managed by affiliates of our advisor. These investments will be made in certain metropolitan communities that our advisor has qualified for investment.
On September 27, 2019, we executed a subscription agreement to purchase $50 million of limited partnership interests of CIM UII Onshore, L.P. (“CIM UII Onshore”), which was accepted by the general partner of CIM UII Onshore on September 30, 2019. CIM UII Onshore’s sole purpose is to invest all of its assets in CIM Urban Income Investments, L.P. (“CIM Urban Income”), which is a private institutional fund that acquires, owns and operates substantially stabilized, diversified real estate and real estate-related assets in metropolitan markets, primarily located throughout North America. We presently expect that the majority of our future investments that are not acquisitions of commercial properties leased under long-term net leases to creditworthy tenants will be in limited partnership units of CIM UII Onshore.
Both CIM UII Onshore and CIM Urban Income were formed by CIM, and CIM controls the general partner of both CIM UII Onshore and CIM Urban Income. As such, our subscription for $50 million of limited partnership interests in CIM UII Onshore was approved by all of our independent directors as fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. We expect to evaluate additional investments in CIM UII Onshore from time to time as additional capital becomes available, subject in each case to the prior review and approval of our board of directors, including a majority of our independent directors.
Joint Ventures. We have entered, and may enter, into joint ventures, partnerships, co-tenancies and other co-ownership arrangements with third parties, including affiliates of our advisor, for the acquisition, development or improvement of properties or the acquisition of other real estate-related assets. We may also enter into such arrangements with real estate developers, owners and other unaffiliated third parties for the purpose of developing, owning and operating real properties. In determining whether to invest in a particular joint venture, our advisor will evaluate the underlying real property or other real estate-related asset using the same criteria described above in “— Acquisition Decisions” for the selection of our real property assets. Our advisor also will evaluate the joint venture or co-ownership partner and the proposed terms of the joint venture or a co-ownership arrangement.
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
Our advisor’s officers, and key persons may have conflicts of interest in determining which program sponsored by CCO Group should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our advisor’s officers and key persons may face a conflict in structuring the terms of the relationship between our interests and the interests of the co-venturer and in managing the joint venture. Since some or all of our advisor’s officers and key persons will also advise the co-venturer, agreements and transactions between us or any other co-venturer sponsored by CCO Group will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our investment in the joint venture.
We may enter into joint ventures with other CCO Group real estate programs, or with our sponsor, our advisor, one or more of our directors, or any of their respective affiliates, but only if a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and on substantially the same terms and conditions as those received by unaffiliated joint venturers, and the cost of our investment must be supported by a current appraisal of the asset.
Development and Construction Properties. We may acquire properties on which improvements are to be constructed or completed or which require substantial renovation or refurbishment. We expect that joint ventures would be the exclusive vehicle through which we would acquire build-to-suit properties. Any such joint ventures will make up no more than 20% of our total assets and our general policy is to structure them as follows:

•
we may enter into a joint venture with third parties who have an executed lease with the developer who has an executed lease in place with the future tenant whereby we will provide a portion of the equity or debt financing;

•	we would accrue a preferred return during construction on any equity investment;

•	the properties will be developed by third parties; and

•	consistent with our general policy regarding joint ventures, we would have a right of first refusal to purchase the co-investor’s interest.
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
In addition, we may acquire unimproved properties or originate or invest in mortgage loans secured by such properties, provided that we will not invest more than 10% of our total assets in unimproved properties or in mortgage loans secured by such properties. We will consider a property to be an unimproved property if it was not acquired for the purpose of producing rental or other operating cash flows, has no development or construction in process at the time of acquisition and no development or construction is planned to commence within one year of the acquisition.
Investing in and Originating Loans. The criteria that our advisor will use in making or investing in loans on our behalf is substantially the same as those involved in acquiring our properties. We do not intend to make loans to other persons, to underwrite securities of other issuers or to engage in the purchase and sale of any types of assets other than those relating to real estate. However, unlike our property acquisitions, which we expect to hold for an extended period, we expect that the average duration of loans will typically be one to five years. We are not limited as to the amount of gross offering proceeds that we may apply to mortgage loan investments.
We do not expect to make or invest in loans that are not directly or indirectly secured by real estate. We will not make or invest in mortgage loans on any one property if the aggregate amount of all mortgage loans outstanding on the property, including our loan, would exceed an amount equal to 85% of the appraised value of the property, as determined by a certified independent appraiser, unless we find substantial justification due to other underwriting criteria. We may find such justification in connection with the purchase of loans in cases in which we believe there is a high probability of our foreclosure upon the property in order to acquire the underlying assets and in which the cost of the loan investment does not exceed the fair market value of the underlying property. We will not invest in or make loans unless an appraisal has been obtained concerning the underlying property, except for those loans insured or guaranteed by a government or government agency.

We may invest in commercial mortgage loans, mezzanine loans and other loans related to commercial real estate assets. However, we will not make or invest in any loans that are subordinate to any mortgage or equity interest of our advisor or any of our directors or any of its or our affiliates. Commercial mortgage loans are loans secured by a first mortgage lien on commercial properties providing mortgage financing to commercial property developers or owners. These investments may include whole loan participations and/or pari passu participations within such loans. A mezzanine loan is a loan made in respect of certain real property that is secured by a lien on the ownership interests of the entity that, directly or indirectly, owns the real property. We may also opportunistically invest in or originate other commercial real estate-related debt instruments such as subordinated mortgage interests, preferred equity, note financing, unsecured loans to owners and operators of real estate assets, and secured real estate securities such as commercial mortgage-backed securities (“CMBS”) and commercial real estate collateralized loan obligations (“CRE CLOs”). We may also invest in or originate certain syndicated corporate loans, often but not necessarily of real estate operating or finance companies.
In evaluating prospective loan investments, our advisor will consider factors such as the following:

•	current and projected cash flow of the property;

•	expected levels of rental and occupancy rates;

•	potential for rent increases;

•	the property’s income-producing capacity;

•	the property’s potential for capital appreciation;

•	the ratio of the investment amount to the underlying property’s value;

•	the degree of liquidity of the investment;

•	the quality, experience and creditworthiness of the borrower;

•	general economic conditions in the area where the property is located;

•	in the case of mezzanine loans, the ability to acquire the underlying real property; and

•	other factors that our advisor believes are relevant.
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
Borrowing Policies
Our advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to stockholders and providing us with added liquidity. By operating on a leveraged basis, we have more funds available to acquire properties. This allows us to make more acquisitions than would otherwise be possible, resulting in a more diversified portfolio.
At the same time, our advisor believes in utilizing leverage in a moderate fashion. Under our charter, we may not make or invest in mortgage loans, including construction loans, on any one property if the aggregate amount of all mortgage loans on such property would exceed an amount equal to 85% of the appraised value of such property unless substantial justification exists for exceeding such limit because of the presence of other underwriting criteria. Additionally, our charter limits our aggregate borrowings to 75% of the greater of cost (or 300% of net assets) (before deducting depreciation, reserves for bad debts, or other non-cash reserves) or market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Consistent with our advisor’s approach toward the moderate use of leverage, our Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation, reserves for bad debts, or other non-cash reserves) or market value of our gross assets unless excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. Our advisor will generally target a leverage of 50% of the greater of cost (before deducting depreciation, reserves for bad debts, or other non-cash reserves) or fair market value of our gross assets. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2019 used to determine our estimated per share NAV. As of December 31, 2019, our ratio of debt to total gross assets net of gross intangible lease liabilities was 39.1% (38.6% including adjustments to debt for cash and cash equivalents), and our ratio of debt to the fair market value of our gross assets was 38.2%.
Our advisor uses its best efforts to obtain financing on the most favorable terms available to us. Lenders may have recourse to assets not securing the repayment of the indebtedness. Our advisor may refinance properties during the term of a loan, only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing mortgage, when an existing mortgage matures or if an attractive asset becomes available and the proceeds from the refinancing can be used to purchase such asset. The benefits of the refinancing may include increased cash flow resulting from reduced debt service requirements, an increase in dividend distributions from proceeds of the refinancing, if any, and an increase in property ownership if some refinancing proceeds are reinvested in real estate.
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
Acquisition of Properties from Affiliates of CIM Income NAV Management
We may acquire properties or interests in properties from, or in co-ownership arrangements with, entities affiliated with CIM Income NAV Management, including properties acquired from affiliates of CIM Income NAV Management engaged in construction and development of commercial real properties. We will not acquire any property from an affiliate of CIM Income NAV Management unless a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction determine that the transaction is fair and reasonable to us. The purchase price that we will pay for any property we acquire from affiliates of CIM Income NAV Management, including property developed by an affiliate of CIM Income NAV Management as well as property held by such an affiliate that has already been developed, will not exceed the current appraised value of the property. In addition, the price of the property we acquire from an affiliate of CIM Income NAV Management may not exceed the cost of the property to the affiliate, unless a majority of our directors (including a majority of our independent directors) determine that substantial justification for the excess exists and the excess is reasonable. During the year ended December 31, 2019, we did not purchase any properties from affiliates of our advisor.
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

Interests in Other Real Estate Programs and Other Concurrent Offerings
Richard S. Ressler, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, is the chairman of the board, chief executive officer and president of CMFT and CCIT III, and a director of CCIT II, and vice president of our advisor, CIM Income NAV Management. One of our directors, Avraham Shemesh, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, serves as a director of CCIT III and CMFT, is the chairman of the board, chief executive officer and president of CCIT II and CCPT V, and is president and treasurer of CIM Income NAV Management. One of our directors, Elaine Y. Wong, who is also a principal of CIM, serves as a director of CCPT V, CCIT II and CMFT. One of our independent directors, W. Brian Kretzmer, also serves as an independent director of CMFT and CCIT III. Our chief financial officer and treasurer, Nathan D. DeBacker, who is also an officer of other real estate programs sponsored by CCO Group, is a vice president of CIM Income NAV Management and is an officer of certain of its affiliates. In addition, affiliates of CIM Income NAV Management act as an advisor to CMFT, CCPT V, CCIT II and CCIT III, all of which are public, non-listed REITs sponsored or operated by our sponsor, CCO Group. In addition, affiliates of CIM Income NAV Management act as advisors to CMFT, CCPT V, CCIT II and/or CCIT III, all of which are public, non-listed REITs sponsored by our sponsor, CCO Group. In addition, all of these programs primarily focus on the acquisition and management of commercial properties subject to long-term net leases to creditworthy tenants and have acquired or may acquire assets similar to ours. CMFT and CCPT V focus primarily on the retail sector, while CCIT II and CCIT III focus primarily on the corporate office and industrial sectors. Nevertheless, the investment strategy used by each REIT would permit them to purchase certain properties that may also be suitable for our portfolio.
CMFT’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on January 26, 2012. CCIT II’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on September 17, 2013. CCPT V’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on March 17, 2014 and terminated on August 1, 2017. CCPT V’s follow-on offering of up to $1.5 billion in shares of common stock was declared effective by the SEC on August 1, 2017. CCIT III’s initial public offering of up to $3.5 billion in shares of common stock of two classes was declared effective by the SEC on September 22, 2016. CCIT II, CCIT III, CMFT and CCPT V are no longer offering shares for investment to the public as of the date of this Annual Report on Form 10-K.
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
Property acquisition opportunities will be allocated among the real estate programs sponsored by CCO Group pursuant to an asset allocation policy. In the event that an acquisition opportunity has been identified that may be suitable for one or more of the other programs sponsored by CCO Group, and for which more than one of such entities has sufficient uninvested funds, then an allocation committee, which is comprised of employees of CIM, CCO Group or their respective affiliates (the “Allocation Committee”), will examine the following factors, among others, in determining the entity for which the acquisition opportunity is most appropriate:
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
If a subsequent development, such as a delay in the closing of the acquisition or a delay in the construction of a property, causes any such acquisition opportunity, in the opinion of the Allocation Committee, to be more appropriate for an entity other than the entity that committed to make the acquisition opportunity, the Allocation Committee may determine that another program sponsored by CCO Group will be allocated the acquisition opportunity. Our Board has a duty to ensure that the method used for the allocation of the acquisition of properties by other programs sponsored by CCO Group seeking to acquire similar types of properties is applied fairly to us.
Although our Board has adopted a policy limiting the types of transactions that we may enter into with CIM Income NAV Management and its affiliates, including other real estate programs sponsored by CCO Group, we may enter into certain such transactions, which are subject to inherent conflicts of interest. Similarly, joint ventures involving affiliates of CIM Income NAV Management also give rise to conflicts of interest. In addition, our Board may encounter conflicts of interest in enforcing our rights against any affiliate of CIM Income NAV Management in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between us and CIM Income NAV Management, any of its affiliates, or another real estate program sponsored by CCO Group.
Other Activities of CIM Income NAV Management and Its Affiliates
We rely on our advisor, CIM Income NAV Management, for the day-to-day operation of our business. As a result of the interests of certain members of this entity’s management in CIM or its affiliates, and/or other real estate programs sponsored by CCO Group, and the fact that such persons also are engaged, and will continue to engage, in other business activities, CIM, our advisor and their respective officers, key persons and affiliates may have conflicts of interest in allocating their time and resources among us, CIM, its affiliates and other real estate programs sponsored by CCO Group, as applicable. However, our advisor believes that it, CIM and their respective affiliates, have sufficient personnel to discharge fully their responsibilities to all of the other programs sponsored or operated by CIM, CCO Group or their respective affiliates, and the other ventures in which they are involved.
Richard S. Ressler, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, is the chairman of the board, chief executive officer and president of CMFT and CCIT III, and a director of CCIT II, and vice president of CIM Income NAV Management. One of our directors, Avraham Shemesh, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, serves as a director of CCIT III and CMFT, as well as the chairman of the board, chief executive officer and president of CCIT II and CCPT V, and is president and treasurer of CIM Income NAV Management. In addition, our chief financial officer and treasurer, Nathan D. DeBacker, who is also an officer of other real estate programs sponsored by CCO Group, is a vice president of CIM Income NAV Management and is an officer of certain of its affiliates. As a result, Messrs. Ressler, Shemesh and DeBacker may owe duties to these other entities and their stockholders or equity owners, as applicable, which may from time to time conflict with the duties that they owe to us and our stockholders.
From time to time, our advisor may direct certain of its affiliates to acquire properties that would be suitable assets for us or may create special purpose entities to acquire properties for the specific purpose of selling the properties to us at a later time. Subsequently, we may acquire such properties from such affiliates, but any and all acquisitions from affiliates of our advisor must be approved by a majority of our directors, including a majority of independent directors, not otherwise interested in such transactions as being fair and reasonable to us. In addition, our purchase price in any such transaction will be limited to the cost of the property to the affiliate, including acquisition-related expenses, unless a majority of the independent directors determines that there is substantial justification for any amount that exceeds such cost and that the difference is reasonable. Further, our charter provides that in no event will the purchase price of any asset acquired from an affiliate exceed its current appraised value as determined by an independent appraiser.
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
Property Manager
Our properties are, and we anticipate that substantially all the properties we acquire in the future will be, managed and leased by our property manager, CREI Advisors, an affiliate of our advisor, pursuant to property management and leasing agreements with our subsidiaries that hold title to our properties. We expect CREI Advisors to also serve as property manager for properties owned by other real estate programs sponsored by CCO Group, some of which may be in competition with our properties.
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
We reimburse CIM Income NAV Management and its affiliates for expenses incurred in connection with its provision of administrative, acquisition, property management, asset management, financing, accounting and stockholder relations services, including personnel costs, subject to certain limitations. During the years ended December 31, 2019 and 2018, $4.9 million and $5.3 million, respectively, were incurred for reimbursement of services provided by CIM Income NAV Management and its affiliates in connection with the acquisition, management, operating and financing of our assets.
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
Property Concentrations
As of December 31, 2019, no single tenant accounted for greater than 10% of our 2019 annualized rental income. Tenants in the manufacturing and grocery industries accounted for 16% and 10%, respectively, of our 2019 annualized rental income. Additionally, we have certain geographic concentrations in our property holdings. In particular, as of December 31, 2019, 17 of our properties were located in Ohio and six were located in Arizona, with the properties in each state accounting for 13% and 10%, respectively, of our 2019 annualized rental income.
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
The purchase and redemption price for shares of our common stock is based on our NAV per share for each class each business day, which requires an estimate of the value of our assets and liabilities – consisting principally of illiquid commercial real estate and illiquid commercial real estate mortgages. Although periodic valuations of each of our commercial real estate assets, related liabilities and notes receivable secured by real estate are performed by our independent valuation expert, our advisor also monitors our commercial real estate assets for events that may be expected to have a material impact on the most recent estimated values provided by our independent valuation expert. The valuation methodologies used to estimate the value of our commercial real estate assets, related liabilities, notes receivable secured by real estate, and certain other assets and liabilities, involve subjective judgments, assumptions and opinions about future events, which may or may not turn out to be correct. Any resulting potential disparity in our NAV per share may be in favor of either stockholders who redeem their shares, or stockholders who buy new shares, or existing stockholders.

It may be difficult to reflect, fully and accurately, material events that may impact our daily NAV between valuations.
Since our independent fund accountant’s determination of our daily NAV per share for each class is based in part on annual estimates of the values of each of our commercial real estate assets, and quarterly estimated values of related liabilities and notes receivable secured by real estate provided periodically by the independent valuation expert in individual appraisal reports in accordance with valuation guidelines approved by our Board, as well as other assets valued in accordance with our valuation policies, our published NAV per share on any given day may not fully reflect any or all changes in value that may have occurred since the most recent valuation. Our advisor reviews appraisal reports and monitors our commercial real estate, limited partnership units and notes receivable assets and liabilities, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our commercial real estate assets, limited partnership units and notes receivable secured by real estate or related real estate liabilities between periodic valuations, or to quickly obtain complete information regarding any such events. For example, an unexpected termination or renewal of a material lease, a material change in vacancies or an unanticipated structural or environmental event at a property may cause the value of a commercial real estate asset to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and/or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is made available and can be analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Any resulting disparity may be to the detriment of a purchaser of our shares or a stockholder selling shares pursuant to our share redemption program.
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
An investment in shares of our common stock has limited liquidity and we are not required, through our charter or otherwise, to provide for a liquidity event. There is no public market for our shares of common stock and our limited redemption program may not have sufficient liquidity at all times to redeem stockholders’ shares. As a result, our stockholders’ should purchase their shares as a long-term investment.
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
Our Board may modify or suspend our redemption plan in its discretion if it believes that such action is in the interests of our stockholders. For instance, our Board may modify or suspend our redemption plan to prevent an undue burden on our liquidity or to preserve our status as a REIT. As a result, our stockholders may not always be able to redeem their shares and an investment in our shares should be considered a potentially long-term investment with limited liquidity.

Economic events that may cause our stockholders to seek redemption of their shares may materially adversely affect our cash flow and our ability to achieve our investment objectives.
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
We have not established a minimum distribution payment level, and our ability to make distributions to our stockholders may be adversely affected by a number of factors, including the risk factors described herein. Our Board will make determinations regarding distributions based upon, among other factors, our financial performance, our debt service obligations, our debt covenants, and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our stockholders are:

•	the limited size of our real estate portfolio;

•	our inability to invest, on a timely basis and in attractive investments, the proceeds from sales of our shares;

•	our inability to realize attractive risk-adjusted returns on our investments;

•	unanticipated expenses or reduced revenues that reduce our cash flow or non-cash earnings;

•	defaults in our portfolio or decreases in the value of our investments; and

•	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.
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
The following table presents distributions and sources of distributions for the periods indicated below (dollar amounts in thousands):

	Year Ended December 31, 2019			Year Ended December 31, 2018
	Amount		Percent	Amount	Percent
Distributions paid in cash	$16,816		51%	$14,399	51%
Distributions reinvested	16,201		49%	13,774	49%
Total distributions	$33,017		100%	$28,173	100%

Sources of distributions:
Net cash provided by operating activities (1)	$33,017	(2)	100%	$28,173	100%
Total sources	$33,017		100%	$28,173	100%
———————————

(1)	Net cash provided by operating activities for the years ended December 31, 2019 and 2018 was $32.5 million and $32.8 million, respectively.

(2)	Our distributions for the year ended December 31, 2019 were fully covered by cash flows from operating activities, including cash flows from prior periods of $471,000.
If we are not able to raise a substantial amount of capital in the near term, we may have difficulties making additional investments and/or repaying or refinancing indebtedness and our ability to achieve our investment objectives, including diversification of our portfolio by property type and location, could be adversely affected.
The Offering is being made on a “best efforts” basis, which means that the dealer manager and the broker-dealers participating in this offering are only required to use their best efforts to sell the shares and have no firm commitment or obligation to purchase any of the shares. As a result, we may not be able to raise a substantial amount of additional capital in the near term. If we are not able to accomplish this goal, we may have difficulty in identifying and making further suitable investments on attractive terms in order to meet our investment objectives. Therefore, there could be a delay between the time we receive net proceeds from the sale of shares of our common stock in this offering and the time we invest the net proceeds. This could cause a substantial delay in the time it takes for our stockholders’ investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to our stockholders. If we fail to timely invest the net proceeds of this offering, our ability to achieve our investment objectives, including further diversification of our portfolio by asset type and location, could be adversely affected. Failure to raise substantial capital also could hamper our ability to repay or refinance indebtedness. In addition, subject to our investment policies and applicable law, we are not limited in the number or size of our acquisitions or the percentage of net proceeds that we may dedicate to a single asset. If we use all or substantially all of the future proceeds from this offering to acquire one or a few assets, the likelihood of our profitability being affected by the performance of any one of our assets will increase, and an investment in our shares will be subject to greater risk.
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
We have experienced net losses in the past (calculated in accordance with GAAP), and we may not be profitable or realize growth in the value of our assets. Many of our losses can be attributed to start-up costs, general and administrative expenses, depreciation and amortization, as well as acquisition expenses incurred in connection with purchasing properties or making other investments. Our ability to sustain profitability is uncertain and together depends on the demand for, and value of, our portfolio of properties. For a further discussion of our operational history and the factors affecting our losses, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K and our accompanying consolidated financial statements and notes thereto.
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

•
the possibility that an individual co-owner might become insolvent or bankrupt, or otherwise default under the mortgage loan financing documents applicable to the property, which may constitute an event of default under all of the applicable mortgage loan financing documents, result in a foreclosure and the loss of all or a substantial portion of the investment made by the co-owner, or allow the bankruptcy court to reject the agreements entered into by the co-owners owning interests in the property;

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
Cybersecurity risks and cyber incidents may adversely affect our business in the event we or the Advisor, Dealer Manager, our transfer agent or any other party that provides us with essential services experiences cyber incidents, including system failures, or has a deficiency in cybersecurity that causes a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.
We, as well as the Advisor, the Dealer Manager, our transfer agent and other parties that provide us with services essential to our operations, are vulnerable to service interruptions or damages from any number of sources, including computer viruses, malware, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant and stockholder relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. We have implemented processes, procedures and internal controls to help mitigate cyber incidents, but these measures do not guarantee that a cyber incident will not occur or that attempted security breaches or disruptions would not be successful or damaging. A cyber incident could materially adversely impact our business, financial condition, results of operations, cash flow, or our ability to satisfy our debt service obligations or to maintain our level of distributions on common stock. There also may be liability for any stolen assets or misappropriated Company funds or confidential information. Any material adverse effect experienced by the Advisor, the Dealer Manager, our transfer agent and other parties that provide us with services essential to our operations could, in turn, have an adverse impact on us.
The SEC standard of conduct for investment professionals could impact our ability to raise additional capital.
On June 5, 2019, the SEC adopted “Regulation Best Interest,” a new standard of conduct for broker-dealers under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that includes: (i) the requirement that broker-dealers refrain from putting the financial or other interests of the broker-dealer ahead of the retail customer, (ii) a new disclosure document, the consumer or client relationship summary, or Form CRS, which would require both investment advisers and broker-dealers to provide disclosure highlighting details about their services and fee structures and (iii) interpretative guidance that establishes a federal fiduciary standard for investment advisers. Regulation Best Interest is complex and therefore provides a transition period until June 30, 2020 to give firms sufficient time to come into compliance. You are urged to consult with your own advisors regarding the impact that Regulation Best Interest may have on purchasing and holding interests in our company. Regulation Best Interest or any other legislation or regulations that may be introduced or become law in the future could have negative implications on our ability to raise capital from potential investors, including those investing through IRAs.
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
Pursuant to the terms of our advisory agreement, our advisor is entitled to fees that are structured in a manner intended to provide incentives to our advisor to perform in our best interests and in the best interests of our stockholders. For example, the advisory fee is based on our NAV, and not on the costs or book value of our assets, and our advisor is entitled to an incentive fee, based on the annual performance of our stock. Nevertheless, our advisor could be motivated to recommend riskier or more speculative acquisitions in order for us to generate the specified levels of performance that would entitle our advisor to incentive compensation.
Other real estate programs sponsored by CCO Group, as well as CIM and certain of its affiliates, use investment strategies that are similar to ours; therefore, our executive officers and the officers and key personnel of our advisor and its affiliates may face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor.
CMFT, CCPT V, CCIT II, CCIT III, and CIM and its affiliates may have investment objectives, strategy and criteria, including targeted asset types, substantially similar to ours. As a result, we may be seeking to acquire properties and real estate-related assets, including mortgage loans, at the same time as CIM or its affiliates, or one or more of the other real estate programs sponsored by CCO Group or its affiliates. Certain of our executive officers and certain officers of our advisor also are executive officers of CIM or its affiliates and other programs sponsored by CCO Group or its affiliates, the general partners of other private investment programs sponsored by CCO Group or its affiliates and/or the advisors or fiduciaries of other real estate programs sponsored by CCO Group or its affiliates. Accordingly, there is a risk that the allocation of acquisition opportunities may result in our acquiring a property that provides lower returns to us than a property purchased by another real estate program sponsored by CCO Group or its affiliates.
In addition, we have acquired, and may continue to acquire, properties in geographic areas where CIM or its affiliates or other real estate programs sponsored by CCO Group or its affiliates own properties. If one of these other real estate programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant.
Our officers, certain of our directors and our advisor, including its key personnel and officers, face conflicts of interest related to the positions they hold with affiliated and unaffiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to stockholders.
Richard S. Ressler, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, is the chairman of the board, chief executive officer and president of CMFT and CCIT III, and a director of CCIT II, and vice president of our advisor, CIM Income NAV Management. One of our directors, Avraham Shemesh, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, serves as a director of CCIT III and CMFT, is the chairman of the board, chief executive officer and president of CCIT II and CCPT V, and is president and treasurer of CIM Income NAV Management. One of our directors, Elaine Y. Wong, who is also a principal of CIM, serves as a director of CCPT V, CCIT II and CMFT. One of our independent directors, W. Brian Kretzmer, also serves as an independent director of CMFT and CCIT III. Our chief financial officer and treasurer, Nathan D. DeBacker, who is also an officer of other real estate programs sponsored by CCO Group, is a vice president of CIM Income NAV Management and is an officer of certain of its affiliates. In addition, affiliates of CIM Income NAV Management act as an advisor to CMFT, CCPT V, CCIT II and CCIT III, all of which are public, non-listed REITs sponsored or operated by our sponsor, CCO Group. In addition, affiliates of CIM Income NAV Management act as advisors to CMFT, CCPT V, CCIT II and/or CCIT III, all of which are public, non-listed REITs sponsored by our sponsor, CCO Group. In addition, all of these programs primarily focus on the acquisition and management of commercial properties subject to long-term net leases to creditworthy tenants and have acquired or may acquire assets similar to ours. CMFT and CCPT V focus primarily on the retail sector, while CCIT II and CCIT III focus primarily on the corporate office and industrial sectors. Nevertheless, the investment strategy used by each REIT would permit them to purchase certain properties that may also be suitable for our portfolio.
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
Our charter permits our Board to authorize the issuance of stock with terms that may subordinate the rights of the holders of our common stock or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.
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
Our Umbrella Partnership Real Estate Investment Trust (“UPREIT”) structure may result in potential conflicts of interest with limited partners in our operating partnership whose interests may not be aligned with those of our stockholders.
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
In addition, the financial failure of, or other default by, one or more of the tenants to whom we have exposure could have an adverse effect on the results of our operations. While we evaluate the creditworthiness of our tenants by reviewing available financial and other pertinent information, there can be no assurance that any tenant will be able to make timely rental payments or avoid defaulting under its lease. If any of our tenants’ businesses experience significant adverse changes, they may fail to make rental payments when due, close a number of stores, exercise early termination rights (to the extent such rights are available to the tenant) or declare bankruptcy. A default by a significant tenant or multiple tenants could cause a material reduction in our revenues and operating cash flows. In addition, if a tenant defaults, we may incur substantial costs in protecting our assets.
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
As of December 31, 2019, we derived approximately:

•	13% and 10% of our 2019 gross annualized rental revenues from tenants in Ohio and Arizona, respectively; and

•	16% and 10% of our 2019 gross annualized rental revenues from tenants in the manufacturing and grocery industries, respectively.
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
Adverse economic, regulatory and geographical conditions that have an impact on the real estate market in general may prevent us from being profitable or from realizing growth in the value of our real estate properties, and could have a significant negative impact on us.
We are subject to risks generally attributable to the ownership of real property, including:

•
changes in global, national, regional or local economic, demographic or capital market conditions (including as a result of the outbreak of the novel strain of coronavirus (“COVID-19”) that began in the fourth quarter of 2019);

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
The outbreak of COVID-19 that began in the fourth quarter of 2019 has led to an economic slowdown in the United States and could likely lead to a recession. During periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. The extent to which federal, state or local governmental authorities grant rent relief or other relief or enact amnesty programs applicable to our tenants in response to the COVID-19 outbreak will exacerbate the negative impacts that a slow down or recession will have on us. If we cannot operate our properties so as to meet our financial expectations, because of these or other risks, we may be prevented from being profitable or growing the values of our real estate properties, and our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions to our stockholders may be significantly negatively impacted.
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

•
Real Estate Markets — The properties we acquire could substantially decrease in value after we purchase them. Consequently, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge or record a loss on sale in our earnings.

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
As of December 31, 2019, approximately 67.9% of our tenants were not rated or did not have an investment grade credit rating from a major ratings agency or were not affiliates of companies having an investment grade credit rating. Our properties with such tenants may have a greater risk of default and bankruptcy than properties leased exclusively to investment grade tenants. When we acquire properties where the tenant does not have a publicly available credit rating, we will use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes reviewing the tenant’s financial information (e.g., financial ratios, net worth, revenue, cash flows, leverage and liquidity, if applicable). If our ratings estimates are inaccurate, the default or bankruptcy risk for the subject tenant may be greater than anticipated. If our lender or a credit rating agency disagrees with our ratings estimates, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property or may require us to maintain specified debt levels for a period of years on some properties.
A lock-out provision is a provision that prohibits the prepayment of a loan during a specified period of time. Lock-out provisions may include terms that provide strong financial disincentives for borrowers to prepay their outstanding loan balance. If a property is subject to a lock-out provision, we may be materially restricted from or delayed in selling or otherwise disposing of or refinancing such property. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of our shares relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.
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
We have invested, and may continue to co-invest in the future, with third parties through partnerships or other entities, which we collectively refer to as joint ventures, acquiring non-controlling interests in or sharing responsibility for managing the affairs of the joint venture. In such event, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their required capital contributions. Co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers.
In addition, our current joint venture is, and additional joint ventures may be, considered variable interest entities, which may not be consolidated for purposes of financial reporting and may be reflected under the equity method of accounting on our balance sheets contained in our annual and quarterly reports. Consequently, this non-consolidation could be material for the purpose of analyzing our financial position.
Terrorist attacks, acts of violence or war or public health crises may affect the markets in which we operate and have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.
The strength and profitability of our business depends on demand for and the value of our properties. Terrorist attacks, acts of war and public health crises (including the recent COVID-19 outbreak) may result in declining economic activity, which could harm the demand for and the value of our properties and may negatively affect our operations and our stockholders’ investments. We may acquire real estate assets located in areas that are susceptible to terrorist attacks or acts of war. These attacks may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Further, certain losses resulting from these types of events are uninsurable or not insurable at reasonable costs.
More generally, any terrorist attack, other act of violence or war, or public health crisis (such as the COVID-19 outbreak) could result in increased volatility in, or damage to, the United States and worldwide financial markets and economy, all of which could adversely affect our tenants’ ability to pay rent on their leases or our ability to borrow money or issue capital stock at acceptable prices, which could have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.
Pandemics or other health crises may adversely affect our business and/or operations, our tenants’ financial condition and the profitability of our retail properties.
Our business and/or operations and the businesses of our tenants could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the recent outbreak of COVID-19.
The profitability of our retail  properties depends, in part, on the willingness of customers to visit our tenants’ businesses. The risk, or public perception of the risk, of a pandemic or media coverage of infectious diseases could cause employees or customers to avoid our properties, which could adversely affect foot traffic to our tenants’ businesses and our tenants’ ability to adequately staff their businesses. Such events could adversely impact tenants’ sales and/or cause the temporary closure or slowdown of our tenants’ businesses, which could severely disrupt their operations and have a material adverse effect on our business, financial condition and results of operations. Similarly, the potential effects of quarantined employees of office tenants may adversely impact their businesses and affect their ability to pay rent on a timely basis.
We are subject to risks that affect the retail real estate environment generally.
Our business has historically focused on retail real estate. As such, we are subject to certain risks that can affect the ability of our retail properties to generate sufficient revenue to meet our operating and other expenses, including debt service, to make capital expenditures and to make distributions to our shareholders. We face continuing challenges because of changing consumer preferences and because the conditions in the economy affect employment growth and cause fluctuations and variations in retail sales and in business and consumer confidence and consumer spending on retail goods. In general, a number of factors can negatively affect the income generated by a retail property or the value of a property, including: a downturn in the national, regional or local economy; a decrease in employment or consumer confidence or spending; increases in operating costs, such as common area maintenance, real estate taxes, utility rates and insurance premiums; higher energy or fuel costs resulting from adverse weather conditions, natural disasters, geopolitical concerns, terrorist activities and other factors; changes in interest rate levels and the cost and availability of financing; a weakening of local real estate conditions, such as an oversupply of, or a reduction in demand for, retail space or retail goods, and the availability and creditworthiness of current and prospective tenants; trends in the retail industry; seasonality; changes in perceptions by retailers or shoppers of the safety, convenience and attractiveness of a retail property; perceived changes in the convenience and quality of competing retail properties and other retailing options such as internet shopping or other strategies, such as using smartphones or other technologies to determine where to make and to assist in making purchases; the ability of our tenants to meet shoppers’ demands for quality, variety, and product availability, which may be impacted by supply chain disruptions; and changes in laws and regulations applicable to real property, including tax and zoning laws. For example, in early 2020, a global outbreak of COVID-19 occurred, leading to travel restrictions and plant shutdowns, all of which have impacted, and could continue to impact, our tenants’ supply chains and, ultimately, retail product availability. Fears related to this COVID-19 outbreak have impacted, and may continue to impact, shoppers’ willingness to visit our retail properties, and the continued spread of the virus has resulted in property shutdowns and may result in additional shutdowns of our retail properties, particularly in certain geographies reporting increasing diagnoses of the virus or related illnesses. The extent of the outbreak and its impact on our tenants and our operations is uncertain, but a prolonged outbreak could continue to have a material impact.
Changes in one or more of the aforementioned factors can lead to a decrease in the revenue or income generated by our properties and can have a material adverse effect on our financial condition and results of operations. Many of these factors could also specifically or disproportionately affect one or more of our tenants, which could decrease operating performance, reduce property revenue and affect our results of operations. If the estimated future cash flows related to a particular property are significantly reduced, we may be required to reduce the carrying value of the property.
Downturns in the retail industry likely will have a direct adverse impact on our revenues and cash flow.
Our retail properties currently owned consist primarily of necessity retail properties and anchored shopping centers. Our retail performance therefore is generally linked to economic conditions in the market for retail space. The market for retail space could be adversely affected by any of the following:

•
weakness in the national, regional and local economies, and declines in consumer confidence which could adversely impact consumer spending and retail sales and in turn tenant demand for space and could lead to increased store closings;

•	changes in market rental rates;

•	changes in demographics (including the number of households and average household income) surrounding our shopping centers;

•	adverse financial conditions for anchored shopping centers and other retail, service, medical or restaurant tenants;

•	continued consolidation in the retail and grocery sector;

•	excess amount of retail space in our markets;

•	reduction in the demand by tenants to occupy our shopping centers as a result of reduced consumer demand for certain retail formats;

•
increase in e-commerce and alternative distribution channels may negatively affect out tenant sales or decrease the square footage our tenants require and could lead to margin pressure on our anchored shopping centers, which could lead to store closures;

•	the impact of an increase in energy costs on consumers and its consequential effect on the number of shopping visits to our centers;

•	a pandemic or other health crisis, such as the recent outbreak of COVID-19; and

•	consequences of any armed conflict involving, or terrorist attack against, the United States.
To the extent that any of these conditions occur, they are likely to impact market rents for retail space, occupancy in our retail properties, our ability to sell, acquire or develop retail properties, and our cash available for distributions to stockholders.

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
We are subject to the rules and regulations of the Financial Accounting Standards Board (“FASB”) related to GAAP. Various changes to GAAP are constantly being considered, some of which could materially impact our reported financial condition and/or results of operations. Also, to the extent that public companies in the United States would be required in the future to prepare financial statements in accordance with International Financial Reporting Standards instead of the current GAAP, this change in accounting standards could materially affect our financial condition or results of operations.
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
Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on our stockholders’ investment.
Our ability to dispose of a property during the first few years following its acquisition is restricted to a substantial extent as a result of our REIT status. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. Properties we own, directly or through any subsidiary entity, including CIM Income NAV OP, but generally excluding our taxable REIT subsidiaries, may, depending on how we conduct our operations, be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Under applicable provisions of the Internal Revenue Code regarding prohibited transactions by REITs, we would be subject to a 100% tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or through any subsidiary entity, including CIM Income NAV OP, but generally excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business. Any taxes we pay would reduce our cash available for distribution to our stockholders. Our concern over paying the prohibited transactions tax may cause us to forgo disposition opportunities that would otherwise be advantageous if we were not a REIT. As of December 31, 2019, our dispositions were not subject to the prohibited transaction tax.
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
Our ability to dispose of some of our properties is constrained by their tax attributes. Properties which we own for a significant period of time or which we acquire through tax deferred contribution transactions in exchange for partnership interests in our operating partnership often have low tax bases. If we dispose of low-basis properties outright in taxable transactions, we may recognize a significant amount of taxable gain that we must distribute to our stockholders in order to avoid tax, and potentially in order to meet the minimum distribution requirements of the Code for REITs, which in turn would impact our cash flow. To the extent we enter into tax protection agreements with contributors, without incurring additional costs we may be restricted from disposing of properties contributed in exchange for interests in our operating partnership under such tax protection agreements. To dispose of low basis or tax-protected properties efficiently we may use like-kind exchanges, which qualify for non-recognition of taxable gain, but can be difficult to consummate and result in the property for which the disposed assets are exchanged inheriting their low tax bases and other tax attributes (including tax protection covenants).
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
If our stockholders participate in the DRIP, for U.S. federal income tax purposes they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the reinvested distributions.
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
Mezzanine loans may not qualify as real estate assets and could adversely affect our status as a REIT.
We may invest in mezzanine loans, for which the IRS has provided a safe harbor, but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, the IRS will treat the mezzanine loan as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. To the extent that any mezzanine loans do not meet all of the requirements for reliance on the safe harbor, such loans may not be real estate assets and could adversely affect our qualification as a REIT.
Non-U.S. stockholders may be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax upon the disposition of our shares.
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a “U.S. real property interest” (“USRPI”) under the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”). Our common stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe that we are a domestically-controlled qualified investment entity. Because our shares may be purchased or will be, or redeemed on any business day, no assurance can be given that we are, have been during the applicable testing period, or will be a domestically-controlled qualified investment entity.
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
Distributions to tax-exempt stockholders may be classified as unrelated business taxable income.
If (1) we are a “pension-held REIT,” (2) a tax-exempt stockholder has incurred (or is deemed to have incurred) debt to purchase or hold shares of our common stock or (3) a holder of shares of our common stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, shares by such tax-exempt stockholder may be subject to U.S. federal income tax as UBTI under the Code.

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
For tax qualified retirement plans and accounts, if an investment in our common stock constitutes a prohibited transaction under the Employee Retirement Income Security Act (“ERISA”) or the Internal Revenue Code, it is possible that our stockholders may be subject to the imposition of significant excise taxes and penalties with respect to the amount invested. In order to avoid triggering additional taxes and/or penalties or the implication of various fiduciary requirements under ERISA or similar applicable laws with which it would be difficult for us to comply, if our stockholders intend to invest in our shares through such plans (such as pension or profit-sharing trusts) or IRAs, they should consider additional factors.
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
As a general rule, certain employee benefit plans, including foreign pension plans, governmental plans established or maintained in the United States (as defined in Section 3(32) of ERISA), and certain church plans (as defined in Section 3(33) of ERISA), are not subject to ERISA’s requirements and are not “benefit plan investors” for purposes of investing in “plan assets” subject to ERISA’s requirements. Any such plan that is qualified and exempt from taxation under Sections 401(a) and 501(a) of the Internal Revenue Code may nonetheless be subject to the prohibited transaction rules set forth in Section 503 of the Internal Revenue Code and, under certain circumstances in the case of church plans, Section 4975 of the Internal Revenue Code. Also, some foreign plans and governmental plans may be subject to foreign, state, or local laws which are, to a material extent, similar to the provisions of ERISA or Section 4975 of the Code. Each fiduciary of a plan subject to any such similar law should make its own determination as to the need for and the availability of any exemption relief.
If stockholders invest in our common stock through an IRA or other retirement plan, they may be limited in their ability to withdraw required minimum distributions.
If stockholders invest in our common stock with assets of a retirement plan or IRA, federal law may require them to withdraw required minimum distributions from such plan or account in the future. Our common stock will be highly illiquid, and our share redemption program only offers limited liquidity. If stockholders require liquidity, they may generally sell their shares, but such sale may be at a price less than the price at which they initially purchased their common stock. If stockholders fail to withdraw required minimum distributions from their plan or account, they may be subject to certain taxes and tax penalties.

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
Market Information
As of March 16, 2020, we had approximately 32.8 million shares of common stock outstanding (17.3 million D Shares, 14.5 million T Shares, 7,100 S Shares and 1.0 million I Shares), held by a total of 10,774 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., which serves as our registrar and transfer agent.
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
During the year ended December 31, 2019, we received valid redemption requests for, and redeemed, approximately 3.5 million D Shares, 1.7 million T Shares and 172,000 I Shares of our common stock for $61.8 million, $30.5 million and $3.1 million, respectively. We did not issue S Shares prior to October 10, 2019. As such, we did not receive any redemption requests for S Shares, and no S Shares were redeemed, during the year ended December 31, 2019. Subsequent to December 31, 2019, we redeemed approximately 1.2 million D Shares, approximately 642,000 T Shares and approximately 82,000 I Shares for $21.1 million, $11.1 million and $1.5 million, respectively. No S Shares were redeemed subsequent to December 31, 2019. During the year ended December 31, 2018, we received valid redemption requests for, and redeemed, approximately 1.7 million D Shares, 736,000 T Shares and 172,000 I Shares of our common stock for $31.8 million, $13.2 million and $3.2 million, respectively. We did not receive any redemption requests for S Shares during the year ended December 31, 2018, as none had been issued as of that date. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth above. We funded such redemptions with available cash, proceeds from our credit facility, proceeds from our liquid investments and proceeds from the sale of additional shares.

During the three-month period ended December 31, 2019, we redeemed shares as follows:

Period	Share Class	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2019 - October 31, 2019
	D Shares	303,103	$17.67	303,103	(1)
	T Shares	118,611	$17.31	118,611	(1)
	S Shares	—	$—	—	(1)
	I Shares	—	$—	—	(1)
November 1, 2019 - November 30, 2019
	D Shares	314,354	$17.66	314,354	(1)
	T Shares	181,568	$17.31	181,568	(1)
	S Shares	—	$—	—	(1)
	I Shares	—	$—	—	(1)
December 1, 2019 - December 31, 2019
	D Shares	348,374	$17.73	348,374	(1)
	T Shares	171,671	$17.37	171,671	(1)
	S Shares	—	$—	—	(1)
	I Shares	—	$—	—	(1)
Total		1,437,681		1,437,681
 ____________________________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Share Redemptions in this Annual Report on Form 10-K, and Note 13 — Stockholders’ Equity to our consolidated financial statements included in this Annual Report on Form 10-K for additional share redemption information.
Distributions
We elected to be taxed, and currently qualify, as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2012. As a REIT, we have made, and intend to continue to make, distributions each taxable year equal to at least 90% of our taxable income (excluding capital gains and computed without regard to the dividends paid deduction). One of our primary goals is to pay regular (monthly) distributions to our stockholders.
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distributions in this Annual Report on Form 10-K for additional distributions information.
For federal income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a nontaxable return of capital, reducing the tax basis in each U.S. stockholder’s shares. In addition, the amount of distributions in excess of a U.S. stockholder’s tax basis in such shares will be taxable as gain realized from the sale of those shares. See Note 14 — Income Taxes to our consolidated financial statements in this Annual Report on Form 10-K for the character of the distributions paid during the years ended December 31, 2019, 2018 and 2017.

The following table shows the distributions declared on a per share basis during the years ended December 31, 2019, 2018, and 2017 (dollar amounts in thousands):

Year Ending December 31,	Share Class	Total Distributions Declared	Distributions Declared per Common Share
2019	D Shares	$18,476	$0.98
	T Shares	$13,513	$0.98
	S Shares	$2	$0.22
	I Shares	$1,121	$0.98
2018	D Shares	$17,295	$0.98
	T Shares	$10,437	$0.98
	I Shares	$1,034	$0.98
2017	D Shares	$14,095	$0.98
	T Shares	$6,396	$0.98
	I Shares	$928	$0.98
Use of Public Offering Proceeds
On December 6, 2011, the Initial Registration Statement for our public offering of up to $4.0 billion in shares of common stock was declared effective under the Securities Act. On August 26, 2013, the Multi-Class Registration Statement was declared effective under the Securities Act; we designated the existing shares of our common stock that were sold prior to such date to be W Shares and registered two new classes of our common stock, A Shares and I Shares. On February 10, 2017, the Continuing Offering Registration Statement was declared effective under the Securities Act; we are offering up to $4.0 billion in shares of common stock of the three classes, covering up to $3.5 billion in shares in the Primary Offering and up to $500.0 million in shares pursuant to the DRIP. As a result of the Share Modifications, commencing November 27, 2018, we began offering and selling D Shares, T Shares, S Shares and I Shares in our continuous public offering, rather than W Shares, A Shares and I Shares. We are offering to sell any combination of D Shares, T Shares, S Shares and I Shares with a dollar value up to the maximum offering amount. Additionally, as of December 31, 2019, we were authorized to issue 10.0 million shares of preferred stock, but had none issued or outstanding.
As of December 31, 2019, we had issued approximately 46.8 million shares in the Offering, including shares issued pursuant to our DRIP, for gross proceeds of $844.1 million, out of which we recorded $23.1 million in upfront selling commissions, dealer manager fees and the current portion of stockholder servicing fees and $6.3 million in organization and offering costs. With the net offering proceeds of $814.7 million and the borrowings from our credit facility, we have acquired $1.1 billion in real estate assets, inclusive of capitalized acquisition costs, and incurred $12.0 million of acquisition-related expenses. As of December 31, 2019, we received redemption requests for, and redeemed approximately 9.5 million D Shares, 3.0 million T Shares and 585,000 I Shares of our common stock for $170.5 million, $52.4 million and $10.7 million, respectively. No S Shares were redeemed as of December 31, 2019.
As of March 16, 2020, we have sold the following common shares and raised the following proceeds in connection with the Offering (dollar amounts in thousands):

	D Shares	T Shares	S Shares	I Shares	Total
Primary Offering
Shares	26,033,269	16,967,973	6,976	1,581,720	44,589,938
Proceeds	$461,779	$313,875	$122	$28,612	$804,387
Distribution Reinvestment Plan
Shares	1,917,263	1,123,686	153	118,612	3,159,714
Proceeds	$34,463	$19,936	$3	$2,154	$56,556

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Total real estate assets, net	$833,361	$861,423	$671,426	$436,774	$257,583
Cash and cash equivalents	$5,111	$3,644	$2,923	$4,671	$14,840
Total assets	$869,137	$885,857	$699,463	$453,572	$281,502
Credit facility and notes payable, net	$348,939	$354,254	$274,830	$159,143	$117,730
Total liabilities	$393,108	$396,865	$316,993	$185,486	$133,558
Redeemable common stock	$59,263	$58,902	$47,024	$32,076	$17,967
Stockholders’ equity	$416,027	$429,324	$334,674	$235,224	$129,977
Operating Data:
Total revenues	$77,812	$70,912	$48,146	$27,311	$19,109
Total operating expenses	$58,897	$52,230	$37,508	$23,233	$13,444
Gain on disposition of real estate, net	$10,213	$1,019	$—	$—	$5,642
Operating income	$29,128	$19,701	$10,638	$4,078	$5,665
Net income (loss) attributable to the Company	$14,750	$5,158	$312	$(1,292)	$7,327
Cash Flow Data:
Cash flows provided by operating activities	$32,546	$32,836	$19,311	$8,293	$8,234
Cash flows used in investing activities	$(3,469)	$(206,856)	$(253,937)	$(187,140)	$(36,009)
Cash flows (used in) provided by financing activities	$(27,809)	$175,546	$232,279	$169,160	$38,219
Per Common Share Data:
Class D Common Stock:
Net income (loss) attributable to the Company	$8,304	$3,165	$242	$(952)	$6,025
Basic and diluted weighted average number of common shares outstanding	18,763,418	17,606,217	14,374,833	9,986,524	6,506,020
Basic and diluted net income (loss) per common share	$0.44	$0.18	$0.02	$(0.10)	$0.93
Distributions declared per common share	$0.98	$0.98	$0.98	$0.98	$0.98
Class T Common Stock:
Net income (loss) attributable to the Company	$5,933	$1,794	$45	$(276)	$911
Basic and diluted weighted average number of common shares outstanding	13,983,267	10,769,145	6,590,846	2,713,815	986,216
Basic and diluted net income (loss) per common share	$0.42	$0.17	$0.01	$(0.10)	$0.92
Distributions declared per common share	$0.98	$0.98	$0.98	$0.98	$0.98
Class S Common Stock:
Net income attributable to the Company (1)	$1	$—	$—	$—	$—
Basic and diluted weighted average number of common shares outstanding(1)	1,444	—	—	—	—
Basic and diluted net income per common share(1)	$0.84	$—	$—	$—	$—
Distributions declared per common share(1)	$0.22	$—	$—	$—	$—
Class I Common Stock:
Net income (loss) attributable to the Company	$512	$199	$25	$(64)	$391
Basic and diluted weighted average number of common shares outstanding	1,122,442	1,040,969	936,555	718,206	420,662
Basic and diluted net income (loss) per common share	$0.46	$0.19	$0.03	$(0.09)	$0.93
Distributions declared per common share	$0.98	$0.98	$0.98	$0.98	$0.98
______________________

(1)	We did not issue any Class S Shares prior to October 10, 2019.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part II, Item 6. Selected Financial Data section in this Annual Report on Form 10-K and our accompanying consolidated financial statements and the notes thereto. See also the Cautionary Note Regarding Forward-Looking Statements section preceding Part I of this Annual Report on Form 10-K. For a comparison of the years ended December 31, 2018 and 2017, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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
As of December 31, 2019, we owned 128 properties located in 34 states, comprising 5.4 million rentable square feet of commercial space, which includes the rentable square feet of buildings on land subject to ground leases. Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property indebtedness and acquisition and operating expenses. As 98.6% of our rentable square feet was under lease as of December 31, 2019, with a weighted average remaining lease term of 10.7 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. CIM Income NAV Management regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
Operating Highlights and Key Performance Indicators
2019 Activity

•	Acquired four properties for an aggregate purchase price of $78.6 million.

•	Disposed of 28 properties, consisting of 25 retail properties and three industrial properties, for an aggregate gross sales price of $91.1 million.

•	Reduced total debt by $6.0 million, from $357.0 million to $351.0 million.

•	Executed a subscription agreement to purchase $50 million of limited partnership interests of CIM UII Onshore.

Portfolio Information
Real Estate Portfolio
As of December 31, 2019, we owned 128 commercial properties located in 34 states, comprising 5.4 million rentable square feet, which includes the rentable square feet of buildings on land subject to ground leases. As of December 31, 2019, these properties were 98.6% leased (including any month-to-month agreements) with a weighted average remaining lease term of 10.7 years.
The following table shows the property statistics of our real estate assets as of December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Number of commercial properties	128	152
Rentable square feet (in thousands) (1)	5,406	5,739
Percentage of rentable square feet leased	98.6%	99.6%
Percentage of investment-grade tenants (2)	32.1%	31.1%
____________________________________

(1)	Includes square feet of buildings on land that are subject to ground leases.

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

The following table summarizes our real estate acquisition activity during the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Commercial properties acquired	4	19
Purchase price of acquired properties (in thousands)	$78,633	$254,216
Rentable square feet of acquired properties (in thousands) (1)	305	1,719
__________________________________

(1)	Includes square feet of buildings on land that are subject to ground leases.

The following table shows the tenant diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2019:

		Leased	2019	2019	Percentage of
	Total	Square	Annualized	Annualized	2019
	Number	Feet (2)	Rental Income	Rental Income	Annualized
Tenant	of Leases (1)	(in thousands)	(in thousands)	per Square Foot (2)	Rental Income
Republic Services	1	134	$3,414	$25.48	5%
Valvoline Oil Change	1	162	2,978	18.38	4%
Consumer Cellular	2	160	2,878	17.99	4%
AAA	1	120	2,784	23.20	4%
AK Steel	1	136	2,062	15.16	3%
Hobby Lobby	5	270	2,048	7.59	3%
Art Van Furniture	1	135	1,962	14.53	3%
CarMax	1	92	1,924	20.91	3%
Lowe's	2	298	1,827	6.13	3%
Valeo	2	178	1,759	9.88	3%
Other	136	3,648	43,317	11.87	65%
	153	5,333	$66,953	$12.55	100%
 ____________________________________

(1)	Includes leases which are master lease agreements.

(2)	Includes square feet of buildings on land that is subject to ground leases.
The following table shows the tenant industry diversification of our real estate portfolio, based on annualized rental income as of December 31, 2019:

		Leased	2019	2019	Percentage of
	Total	Square	Annualized	Annualized	2019
	Number	Feet (2)	Rental Income	Rental Income	Annualized
Industry	of Leases (1)	(in thousands)	(in thousands)	per Square Foot (2)	Rental Income
Manufacturing	10	1,170	$10,884	$9.30	16%
Grocery	9	676	6,817	10.08	10%
Discount Store	31	475	4,835	10.18	7%
Other Services	7	275	4,225	15.36	6%
Home Furnishings	8	298	4,195	14.08	6%
Information & Communication	5	223	3,841	17.22	6%
Waste Services	1	134	3,414	25.48	5%
Motor Vehicle	12	180	3,396	18.87	5%
Insurance	1	120	2,785	23.21	4%
Entertainment & Recreation	3	121	2,526	20.88	4%
Other	66	1,661	20,035	12.06	31%
	153	5,333	$66,953	$12.55	100%
 ____________________________________

(1)	Includes leases which are master lease agreements.

(2)	Includes square feet of buildings on land that is subject to ground leases.

The following table shows the geographic diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2019:

		Rentable	2019	2019	Percentage of
	Total	Square	Annualized	Annualized	2019
	Number of	Feet (1)	Rental Income	Rental Income	Annualized
Location	Properties	(in thousands)	(in thousands)	per Square Foot (1)	Rental Income
Ohio	17	663	$8,388	$12.65	13%
Arizona	6	319	6,902	21.64	10%
Illinois	8	697	6,127	8.79	9%
New Jersey	2	201	3,977	19.79	6%
North Carolina	7	227	3,531	15.56	5%
Michigan	8	286	3,291	11.51	5%
Kentucky	1	162	2,978	18.38	5%
Texas	7	269	2,971	11.04	4%
Rhode Island	2	129	2,865	22.21	4%
Georgia	6	189	2,814	14.89	4%
Other	64	2,264	23,109	10.21	35%
	128	5,406	$66,953	$12.38	100%
 ____________________________________

(1)	Includes square feet of buildings on land that is subject to ground leases.
The following table shows the property type diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2019:

			2019	2019	Percentage of
	Total	Rentable	Annualized	Annualized	2019
	Number of	Square Feet (1)	Rental Income	Rental Income	Annualized
Property Type	Properties	(in thousands)	(in thousands)	per Square Foot (1)	Rental Income
Retail	100	2,439	$31,637	$12.97	47%
Office	11	1,106	$19,782	17.89	30%
Industrial and distribution	11	1,347	7,950	5.90	12%
Anchored shopping centers	6	514	7,584	14.75	11%
Total:	128	5,406	$66,953	$12.38	100%
____________________________________

(1)	Includes square feet of buildings on land parcels subject to ground leases.
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
Our leases, as of December 31, 2019, provided for annual base rental payments (payable in monthly installments) ranging from $12,000 to $3.4 million, and had an average annual base rental payment of $418,000, with a weighted average remaining lease term of 10.7 years.

The following table shows lease expirations of our real estate portfolio as of December 31, 2019, during each of the next ten years and thereafter, assuming no exercise of renewal options:

	Total	Leased	2019	2019	Percentage of
	Number	Square Feet	Annualized	Annualized	2019
Year of	of Leases	Expiring (2)	Rental Income	Rental Income	Annualized
Lease Expiration	Expiring (1)	(in thousands)	Expiring (in thousands)	per Square Foot (2)	Rental Income
2020	2	4	$51	$12.75	*
2021	3	8	155	19.38	*
2022	8	70	932	13.31	1%
2023	11	134	1,378	10.28	2%
2024	17	280	3,920	14.00	6%
2025	9	232	3,328	14.34	5%
2026	17	447	5,135	11.49	8%
2027	10	510	7,368	14.45	11%
2028	10	262	4,241	16.19	6%
2029	8	533	4,552	8.54	7%
Thereafter	58	2,853	35,893	12.58	54%
	153	5,333	$66,953	$12.55	100%
 ____________________________________
* Represents less than 1% of the total annual base rent.

(1)	Includes leases which are master lease agreements.

(2)	Includes square feet of buildings on land that is subject to ground leases.
The following table shows the economic metrics of our real estate assets as of and for the years ended December 31, 2019 and 2018:

	2019	2018
Economic Metrics
Weighted-average lease term (in years) (1)	10.7	10.9
Lease rollover (1),(2):
Annual average	1.9%	1.2%
Maximum for a single year	5.9%	3.1%
____________________________________

(1)	Based on annualized rental income of our real estate portfolio as of the respective reporting date.

(2)	Through the end of the next five years as of the respective reporting date.

Results of Operations
Overview
We are not aware of any material trends or uncertainties, other than the recent outbreak of COVID-19, and national economic conditions affecting real estate in general, that may reasonably be expected to have a material impact on our results from the acquisition, management and operations of properties other than those listed in Part I, Item 1A — Risk Factors. Due to the recent outbreak of COVID-19 in the United States and globally, our tenants, operating partners and we may be impacted. The impact of COVID-19 on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, the success of action taken to contain or treat COVID-19, and reactions by consumers, companies, governmental entities and capital markets.
For a comparison of the years ended December 31, 2018 and 2017, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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
Comparison of the Years Ended December 31, 2019 and 2018
The following table reconciles net income, calculated in accordance with GAAP, to net operating income (dollar amounts in thousands):

	Total
	For the Year Ended December 31,
	2019	2018	Change
Net income	$14,791	$5,195	$9,596
Interest expense and other, net	14,337	14,506	(169)
Operating income	29,128	19,701	9,427

Gain on disposition of real estate, net	(10,213)	(1,019)	(9,194)
Impairment	3,090	2,267	823
Depreciation and amortization expenses	29,182	27,361	1,821
Advisory fees and expenses	7,902	5,858	2,044
Transaction-related expenses	1,233	1,774	(541)
General and administrative expenses	7,021	7,096	(75)
Interest income on marketable securities	(206)	(134)	(72)
Net operating income	$67,137	$62,904	$4,233

A total of 105 properties were acquired before January 1, 2018 and represent our “same store” properties during the years ended December 31, 2019 and 2018. “Non-same store” properties, for purposes of the table below, includes properties acquired on or after January 1, 2018. The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store(1)
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2019	2018	Change	2019	2018	Change	2019	2018	Change
Rental and other property income	$77,606	$70,778	$6,828	$47,083	$46,927	$156	$30,523	$23,851	$6,672

Property operating expenses	5,231	2,798	2,433	3,285	1,778	1,507	1,946	1,020	926
Real estate tax expenses	5,238	5,076	162	3,274	3,158	116	1,964	1,918	46
Total property operating expenses	10,469	7,874	2,595	6,559	4,936	1,623	3,910	2,938	972

Net operating income	$67,137	$62,904	$4,233	$40,524	$41,991	$(1,467)	$26,613	$20,913	$5,700
______________________

(1)	Includes income from properties disposed of subsequent to January 1, 2018.
Gain on Disposition of Real Estate, Net
The increase in gain on disposition of real estate, net of $9.2 million during the year ended December 31, 2019, as compared to the same period in 2018 was primarily due to the disposition of 28 properties during the year ended December 31, 2019, as compared to the disposition of six properties during the year ended December 31, 2018.
Impairment
The increase in impairment of $823,000 during the year ended December 31, 2019, as compared to the same period in 2018, was primarily due to impairment charges of $3.1 million related to one anchored shopping center and five retail properties during the year ended December 31, 2019, as compared to an impairment charge of $2.3 million relating to one anchored shopping center during the year ended December 31, 2018.
Depreciation and Amortization
The increase in depreciation and amortization expenses of $1.8 million during the year ended December 31, 2019, as compared to the same period in 2018, was primarily due to the acquisition of four additional rental income-producing properties for an aggregate purchase price of $78.6 million subsequent to December 31, 2018, as well as recognizing a full year of depreciation and amortization expenses on 19 properties acquired for an aggregate purchase price of $254.2 million in 2018, partially offset by the disposition of 28 properties at an aggregate gross sales price of $91.1 million during the year ended December 31, 2019, as well as the disposition of six properties at an aggregate gross sales price of $49.1 million during the year ended December 31, 2018.
Advisory Fees and Expenses
The advisory fees and expenses that we pay to our advisor are based upon our NAV. Advisory fees and expenses increased $2.0 million during the year ended December 31, 2019, as compared to the same period in 2018, primarily due to an increase in our average total NAV for all share classes of $59.3 million during the year ended December 31, 2019. The increase was also due to an increase in the advisory fee payable to CIM Income NAV Management from 0.90% through the Restructure Date to 1.10% after the Restructure Date and during the year ended December 31, 2019.

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
The decrease in transaction-related expenses of $541,000 during the year ended December 31, 2019, as compared to the same period in 2018, was primarily due to a decrease in advisor reimbursement expenses related to a decrease in cumulative acquisition purchase price and disposition sales proceeds from $301.9 million during the year ended December 31, 2018 to $166.7 million during the year ended December 31, 2019.
General and Administrative Expenses
The primary general and administrative expense items are certain expense reimbursements to our advisor, escrow and trustee fees and professional service fees.
The decrease in general and administrative expenses of $75,000 for the year ended December 31, 2019, compared to the same period in 2018, was primarily due to a decrease in valuation servicing fees as a result of our properties now being valued annually, rather than quarterly, pursuant to our amended valuation policy and a decrease in advisor reimbursements, partially offset by an increase in platform fees.
Interest Expense and Other, Net
The decrease in interest expense and other, net, of $169,000 for the year ended December 31, 2019, as compared to the same period in 2018, was primarily due to a decrease in the weighted average interest rate from 3.97% as of December 31, 2018 to 3.90% as of December 31, 2019, offset by an increase of $1.1 million in our average outstanding debt balance for the year ended December 31, 2019, compared to the year ended December 31, 2018.
Net Operating Income
Same store property net operating income decreased $1.5 million during the year ended December 31, 2019, as compared to the same period in 2018. The decrease is primarily due to a decrease in same store occupancy from 99.3% as of December 31, 2018 to 97.8% as of December 31, 2019, which is due to two same store tenants declaring bankruptcy. These bankruptcies accounted for $755,000 of the net decrease in net property income for the year ended December 31, 2019. The decrease is also due to increases in property operating expenses attributable to building repairs, including increased building costs in order to repair fire damage at one property. We expect to receive insurance proceeds to partially offset the building costs incurred.
Non-same store property net operating income increased $5.7 million during the year ended December 31, 2019, as compared to the same period in 2018. The increase is primarily due to the acquisition of four rental income-producing properties subsequent to December 31, 2018, as well as recognizing a full period of net operating income for the 19 properties acquired during the year ended December 31, 2018. This increase was partially offset by the disposition of 28 properties subsequent to December 31, 2018.

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
As of December 31, 2019, we had distributions payable of $2.8 million.
Our Board has reaffirmed the declaration and payment of distributions for the month of March 2020 at the rate previously declared on November 6, 2019, which distributions will be paid on or around April 1, 2020. Given the impact of the COVID-19 outbreak, our Board has decided to defer making a determination as to the amount and timing of distributions for the second quarter of 2020 until such time that we have greater visibility into the impact that the COVID-19 outbreak will have on our tenants’ ability to continue to pay rent on their leases on a timely basis or at all, the degree to which federal, state or local governmental authorities grant rent relief or other relief or amnesty programs applicable to our tenants, our ability to access the capital markets, and on the United States and worldwide financial markets and economy.

The following table presents distributions and the source of distributions for the periods indicated below (dollars amounts in thousands):

	Year Ended December 31,
	2019			2018
	Amount		Percent	Amount	Percent
Distributions paid in cash	$16,816		51%	$14,399	51%
Distributions reinvested	16,201		49%	13,774	49%
Total distributions	$33,017		100%	$28,173	100%

Source of distributions:
Net cash provided by operating activities (1)	$33,017	(2)	100%	$28,173	100%
Total sources	$33,017		100%	$28,173	100%
______________________
(1) Net cash provided by operating activities for the years ended December 31, 2019 and 2018 was $32.5 million and $32.8 million, respectively.
(2) Our distributions for the year ended December 31, 2019 were fully covered by cash flows from operating activities, including cash flows from prior periods of $471,000.

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

Our share redemption plan includes certain redemption limits, including a quarterly limit and, in some cases, an individual stockholder limit. During the year ended December 31, 2019, we received redemption requests for, and fully redeemed, a total of approximately 5.4 million shares of our common stock for $95.4 million, comprised of approximately 3.5 million D Shares, 1.7 million T Shares, and 172,000 I Shares for $61.8 million, $30.5 million and $3.1 million, respectively. No S Shares were redeemed during the year ended December 31, 2019. See Note 13 —Stockholders’ Equity to our consolidated financial statements included in this Annual Report on Form 10-K for additional terms of the share redemption program, including the share redemption plan limits.
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
Liquidity and Capital Resources
General
We are continuing to monitor the outbreak of COVID-19 and its impact on our tenants, operating partners and the economy as a whole. The magnitude and duration of the pandemic and its impact on our operations and liquidity is uncertain as of the filing date of our report as this continues to evolve globally. However, if the outbreak continues on its current trajectory, such impacts could grow and become material. To the extent that our tenants and operating partners continue to be impacted by the COVID-19 outbreak, or by the other risks disclosed in our annual report, this could materially disrupt our business operations.
We expect to continue to raise capital through the Offering and to utilize such funds and future proceeds from secured or unsecured financing to complete future property acquisitions, other permitted investments and for general corporate uses. The source of our operating cash flows is primarily the rental and other property income received from current and future leased properties. As of December 31, 2019, we had raised $844.1 million of gross proceeds from the Offering before organization and offering costs, upfront selling commissions, dealer manager fees and the current portion of stockholder servicing fees of $29.4 million. Refer to Item 1A - Risk Factors for risks related to our ability to raise capital in the near term.
Our credit facility with JPMorgan Chase Bank, N.A. as administrative agent (“JPMorgan Chase”), provides for borrowings up to $425.0 million, which is comprised of up to $212.5 million in unsecured revolving loans (the “Revolving Loans”) and $212.5 million in unsecured term loans (the “Term Loans”), collectively, the credit facility (the “Credit Facility”). As of December 31, 2019, we had $212.5 million in unused capacity, subject to borrowing availability. As of December 31, 2019, we had cash and cash equivalents of $5.1 million and investments in marketable securities of $15.0 million.
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

Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for property acquisitions or other permitted investments, operating expenses, distributions and redemptions to stockholders and interest on our outstanding debt, including principal repayments of $9.2 million due within the next 12 months. We expect to meet our short-term liquidity requirements through available cash, cash provided by property operations, proceeds from the Offering and borrowings from the Credit Facility or other sources.
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
Contractual Obligations
As of December 31, 2019, we had debt outstanding with a carrying value of $351.0 million and a weighted average interest rate of 3.90%. See Note 8 — Credit Facility and Notes Payable to our consolidated financial statements in this Annual Report on Form 10-K for a description of certain terms of the debt.
Our contractual obligations as of December 31, 2019 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - credit facility(2)	$212,500	$—	$212,500	$—	$—
Interest payments - credit facility(3)	22,229	8,288	13,941	—	—
Principal payments - fixed debt rate	138,459	9,240	112,269	—	16,950
Interest payments - fixed debt rate(4)	14,138	5,455	7,220	1,394	69
Total	$387,326	$22,983	$345,930	$1,394	$17,019
____________________________________

(1)
The table does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable. As of December 31, 2019, we committed to purchase $50 million of limited partnership interests of CIM UII Onshore, which obligation we believe we will be able to meet with our cash on hand, net cash provided by operations, borrowings on our credit facility and proceeds from the Offering. See Note 10 — Commitments and Contingencies for further discussion of the contractual obligation.

(2)
The table does not include the impact of any extension. We may elect to extend the maturity of the Revolving Loans to no later than September 6, 2022, subject to satisfying certain conditions contained in the second amended credit agreement, or refinance the debt or enter into the new financing arrangement.

(3)
As of December 31, 2019, the Term Loans outstanding totaled $212.5 million, all of which are subject to interest rate swap agreements. The weighted average all-in interest rate for the Swapped Terms Loans was 3.90%.

(4)
As of December 31, 2019, we had $78.2 million of variable rate mortgage notes effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

Our charter prohibits us from incurring debt that would cause our borrowings to exceed 75% of our gross assets, valued at the aggregate cost (before depreciation and other non-cash reserves), unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report. In addition to this limitation in our charter, our Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of our Board (including a majority of the independent directors) and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. As of December 31, 2019, our ratio of debt to total gross assets net of gross intangible lease liabilities was 39.1%, and our ratio of debt to the fair market value of our gross assets net of gross intangible lease liabilities was 38.2%. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2019 used to determine our estimated per share NAV.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as financing and issuance costs and related accumulated amortization, less all cash and cash equivalents. As of December 31, 2019, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 38.6%.
The following table provides a reconciliation of the Credit Facility and notes payable, net balance, as reported on our consolidated balance sheet, to net debt as of December 31, 2019 (dollar amounts in thousands):

Balance as of December 31, 2019
Credit facility and notes payable, net	$348,939
Deferred costs, net (1)	2,020
Less: Cash and cash equivalents	(5,111)
Net debt	$345,848
Gross real estate assets, net (2)	$896,570
Net debt leverage ratio	38.6%
____________________________

(1)	Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility.

(2)	Net of gross intangible lease liabilities.
Cash Flow Analysis
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
Operating Activities. Net cash provided by operating activities remained consistent for the year ended December 31, 2019, as compared to the same period in 2018. Net income after adjustments for non-cash items such as gains and impairments increased for the year ended December 31, 2019, as compared to the year ended December 31, 2018, offset by changes in rent and tenant receivables and accrued expenses and accounts payable due to the timing of cash receipts and payments. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased by $203.4 million for the year ended December 31, 2019, as compared to the same period in 2018, primarily due to a decrease in proceeds used for the acquisition of real estate assets of $172.2 million and an increase in net proceeds from disposition of real estate assets of $40.4 million, offset by an increase in investments in marketable securities of $8.8 million during the year ended December 31, 2019.
Financing Activities. Net cash used in financing activities was $27.8 million for the year ended December 31, 2019, compared to net cash provided by financing activities of $175.5 million for the year ended December 31, 2018. The decrease of net cash provided by financing activities of $203.3 million was primarily due to a net paydown on borrowing facilities of $6.0 million during the year ended December 31, 2019 compared to net proceeds from borrowing facilities of $78.7 million during the year ended December 31, 2018, as well as a decrease in net proceeds from the issuance of common stock of $69.2 million, and an increase in redemptions of common stock of $47.1 million.
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
Related-Party Transactions and Agreements
We have entered into agreements with CIM Income NAV Management or its affiliates, whereby we agree to pay certain fees, or reimburse certain expenses of, CIM Income NAV Management or its affiliates, primarily advisory and performance fees and expenses, organization and offering costs, sales commissions, dealer manager fees and expenses, ongoing stockholder servicing fees, and reimbursement of certain acquisition and operating costs. In addition, on September 27, 2019, the Company executed a subscription agreement to purchase $50 million of limited partnership interests of CIM UII Onshore, which is affiliated with CIM. See Note 11 — Related-Party Transactions and Agreements to our consolidated financial statements in this Annual Report on Form 10-K for a further explanation of the various related-party transactions, agreements and fees.
Conflicts of Interest
Richard S. Ressler, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, is the chairman of the board, chief executive officer and president of CMFT and CCIT III, a director of CCIT II, and vice president of our advisor, CIM Income NAV Management. One of our directors, Avraham Shemesh, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, serves as a director of CCIT III and CMFT, is the chairman of the board, chief executive officer and president of CCIT II and CCPT V, and is president and treasurer of CIM Income NAV Management. One of our directors, Elaine Y. Wong, who is also a principal of CIM, serves as a director of CCPT V, CCIT II and CMFT. One of our independent directors, W. Brian Kretzmer, also serves as an independent director of CMFT and CCIT III. Our chief financial officer and treasurer, Nathan D. DeBacker, who is also an officer of other real estate programs sponsored by CCO Group, is a vice president of CIM Income NAV Management and is an officer of certain of its affiliates. As such, there are conflicts of interest where CIM Income NAV Management or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM or another real estate program sponsored or operated by CIM or CCO Group, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of CIM Income NAV Management and these other real estate programs sponsored or operated by CCO Group could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements

As of December 31, 2019 and 2018, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
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

•
The review of impairment indicators and subsequent determination of the undiscounted future cash flows could require us to reduce the carrying value of assets held and used to a fair value estimated by management and recognize an impairment loss;

•	The fair value of held for sale assets is estimated by management. This estimated value could result in a reduction of the carrying value of the asset; and

•	Changes in assumptions based on actual results may have a material impact on our financial results.
Allocation of Purchase Price of Real Estate Assets
In connection with our acquisition of properties, we allocate the purchase price to the tangible and intangible assets and liabilities acquired based on their respective relative fair values. Tangible assets consist of land, buildings, and tenant improvements. Intangible assets consist of above- and below-market lease values and the value of in-place leases. Our purchase price allocations are developed utilizing third-party appraisal reports, industry standards and management experience. The risks and uncertainties involved in applying the principles related to purchase price allocations include, but are not limited to, the following:

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
Interest Rate Risk
As of December 31, 2019, we had no variable rate debt outstanding.
As of December 31, 2019, we had nine interest rate swap agreements outstanding, which mature on various dates from December 2020 to September 2022, with an aggregate notional amount of $290.7 million and an aggregate net fair value liability of $4.9 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of December 31, 2019, an increase of 50 basis points in interest rates would result in a derivative liability of $1.7 million, representing a $3.2 million net change to the fair value of the net derivative liability. A decrease of 50 basis points would result in a derivative liability of $8.1 million, representing a $3.2 million net change to the fair value of the net derivative liability.
As the information presented above includes only those exposures that existed as of December 31, 2019, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs and assume no other changes in our capital structure.
In July 2017, the Financial Conduct Authority (“FCA”) that regulates the London Interbank Offered Rate (“LIBOR”) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (“ARRC”) which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to U.S. dollar LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.
We have the ability to borrow variable rate debt under our Credit Facility and interest rate swap agreements maturing on various dates from December 2020 to September 2022, as further discussed in Note 8 — Credit Facility and Notes Payable to our consolidated financial statements, that are indexed to LIBOR. As such, we are monitoring and evaluating the related risks, which include interest on loans, amount paid on securities, or amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty.
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
There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2019.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2019 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2019, were effective at a reasonable assurance level.
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

Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be presented in our definitive proxy statement for our 2020 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item will be presented in our definitive proxy statement for our 2020 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be presented in our definitive proxy statement for our 2020 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item will be presented in our definitive proxy statement for our 2020 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be presented in our definitive proxy statement for our 2020 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

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
Exhibits
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.5*	Description of CIM Income NAV, Inc.’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934.

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
None.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of March, 2020.

CIM Income NAV, Inc.

By:	/s/ NATHAN D. DEBACKER
Name:	Nathan D. DeBacker
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ RICHARD S. RESSLER	Chief Executive Officer, President and Chairman of the Board of Directors	March 27, 2020
Richard S. Ressler	(Principal Executive Officer)

/s/ NATHAN D. DEBACKER	Chief Financial Officer and Treasurer	March 27, 2020
Nathan D. DeBacker	(Principal Financial Officer)

/s/ JEFFREY R. SMITH	Vice President of Accounting	March 27, 2020
Jeffrey R. Smith	(Principal Accounting Officer)

/s/ GEORGE N. FUGELSANG	Independent Director	March 27, 2020
George N. Fugelsang

/s/ RICHARD J. LEHMANN	Independent Director	March 27, 2020
Richard J. Lehmann

/s/ ROGER D. SNELL	Independent Director	March 27, 2020
Roger D. Snell

/s/ W. BRIAN KRETZMER	Independent Director	March 27, 2020
W. Brian Kretzmer

/s/ AVRAHAM SHEMESH	Director	March 27, 2020
Avraham Shemesh

/s/ ELAINE Y. WONG	Director	March 27, 2020
Elaine Y. Wong

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of CIM Income NAV, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CIM Income NAV, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 27, 2020

We have served as the Company’s auditor since 2010.

CIM INCOME NAV, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2019	December 31, 2018
ASSETS
Real estate assets:
Land	$145,373	$146,675
Buildings and improvements	656,208	652,294
Intangible lease assets	112,718	127,209
Total real estate assets, at cost	914,299	926,178
Less: accumulated depreciation and amortization	(80,938)	(64,755)
Total real estate assets, net	833,361	861,423
Investment in marketable securities	15,002	5,466
Total real estate assets and marketable securities, net	848,363	866,889
Cash and cash equivalents	5,111	3,644
Restricted cash	607	806
Rents and tenant receivables	13,599	9,964
Prepaid expenses, interest receivable and other assets	777	3,404
Deferred costs, net	672	1,038
Due from affiliates	8	112
Total assets	$869,137	$885,857
LIABILITIES AND EQUITY
Credit facility and notes payable, net	$348,939	$354,254
Accrued expenses and accounts payable	3,444	3,812
Escrowed stockholder proceeds	50	—
Due to affiliates	16,567	15,585
Intangible lease liabilities, net	13,618	15,506
Distributions payable	2,814	2,719
Derivative liabilities, deferred rental income and other liabilities	7,676	4,989
Total liabilities	393,108	396,865
Commitments and contingencies
Redeemable common stock	59,263	58,902
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
D Shares common stock, $0.01 par value; 122,500,000 shares authorized, 18,143,147 and 18,942,529 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	181	189
T Shares common stock, $0.01 par value; 122,500,000 shares authorized, 14,499,636 and 12,777,322 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	145	128
S Shares common stock, $0.01 par value; 122,500,000 shares authorized, 7,031 and 0 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	—	—
I Shares common stock, $0.01 par value; 122,500,000 shares authorized, 1,097,896 and 1,159,730 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	11	12
Capital in excess of par value	507,913	497,581
Accumulated distributions in excess of earnings	(87,513)	(69,151)
Accumulated other comprehensive (loss) income	(4,710)	565
Total stockholders’ equity	416,027	429,324
Non-controlling interests	739	766
Total equity	$416,766	$430,090
Total liabilities, redeemable common stock, and equity	$869,137	$885,857
The accompanying notes are an integral part of these consolidated financial statements.

CIM INCOME NAV, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Rental and other property income	$77,606	$70,778	$48,025
Interest income on marketable securities	206	134	121
Total revenues	77,812	70,912	48,146
Operating expenses:
General and administrative	7,021	7,096	6,563
Property operating	5,231	2,798	1,740
Real estate tax	5,238	5,076	3,358
Advisory fees and expenses	7,902	5,858	4,910
Transaction-related	1,233	1,774	2,174
Depreciation and amortization	29,182	27,361	18,536
Impairment	3,090	2,267	227
Total operating expenses	58,897	52,230	37,508
Gain on disposition of real estate, net	10,213	1,019	—
Operating income	29,128	19,701	10,638
Other expense:
Interest expense and other, net	(14,337)	(14,506)	(10,291)
Net income	14,791	5,195	347
Net income allocated to noncontrolling interest	41	37	35
Net income attributable to the Company	$14,750	$5,158	$312

Class D Common Stock:
Net income attributable to the Company	$8,304	$3,165	$242
Basic and diluted weighted average number of common shares outstanding	18,763,418	17,606,217	14,374,833
Basic and diluted net income per common share	$0.44	$0.18	$0.02

Class T Common Stock:
Net income attributable to the Company	$5,933	$1,794	$45
Basic and diluted weighted average number of common shares outstanding	13,983,267	10,769,145	6,590,846
Basic and diluted net income per common share	$0.42	$0.17	$0.01

Class S Common Stock:
Net income attributable to the Company	$1	$—	$—
Basic and diluted weighted average number of common shares outstanding	1,444	—	—
Basic and diluted net income per common share	$0.84	$—	$—

Class I Common Stock:
Net income attributable to the Company	$512	$199	$25
Basic and diluted weighted average number of common shares outstanding	1,122,442	1,040,969	936,555
Basic and diluted net income per common share	$0.46	$0.19	$0.03
The accompanying notes are an integral part of these consolidated financial statements.

CIM INCOME NAV, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$14,791	$5,195	$347
Other comprehensive (loss) income:
Unrealized holding gain (loss) on marketable securities	252	(88)	27
Reclassification adjustment for realized loss (gain) included in income as other expense	13	3	(5)
Unrealized (loss) gain on interest rate swaps	(5,373)	(750)	1,344
Amount of (gain) loss reclassified from other comprehensive (loss) income into income as interest expense and other, net	(167)	(294)	663
Total other comprehensive (loss) income	(5,275)	(1,129)	2,029

Comprehensive income	9,516	4,066	2,376
Comprehensive income allocated to noncontrolling interest	41	37	35
Comprehensive income attributable to the Company	$9,475	$4,029	$2,341
The accompanying notes are an integral part of these consolidated financial statements.

CIM INCOME NAV, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value
Balance, January 1, 2017	17,699,238	$178	$259,817	$(24,399)	$(372)	$235,224	$786	$236,010
Issuance of common stock	10,332,150	102	189,494	—	—	189,596	—	189,596
Conversion of shares	(423)	—	—	—	—	—	—	—
Distributions declared on common stock — $0.98 per common share	—	—	—	(21,419)	—	(21,419)	—	(21,419)
Commissions, dealer manager and ongoing stockholder servicing fees	—	—	(12,424)	—	—	(12,424)	—	(12,424)
Other offering costs	—	—	(1,400)	—	—	(1,400)	—	(1,400)
Redemptions of common stock	(2,335,408)	(23)	(42,273)	—	—	(42,296)	—	(42,296)
Changes in redeemable common stock	—	—	(14,948)	—	—	(14,948)	—	(14,948)
Distributions to non-controlling interests	—	—	—	—	—	—	(49)	(49)
Comprehensive income	—	—	—	312	2,029	2,341	35	2,376
Balance, December 31, 2017	25,695,557	$257	$378,266	$(45,506)	$1,657	$334,674	$772	$335,446
Cumulative effect of accounting changes	—	—	—	(37)	37	—	—	—
Issuance of common stock	9,831,064	98	181,284	—	—	181,382	—	181,382
Conversion of shares	(108)	—	—	—	—	—	—	—
Distributions declared on common stock — $0.98 per common share	—	—	—	(28,766)	—	(28,766)	—	(28,766)
Commissions, dealer manager and ongoing stockholder servicing fees	—	—	(561)	—	—	(561)	—	(561)
Other offering costs	—	—	(1,339)	—	—	(1,339)	—	(1,339)
Redemptions of common stock	(2,654,144)	(26)	(48,224)	—	—	(48,250)	—	(48,250)
Equity-based compensation	7,212	—	33	—	—	33		33
Changes in redeemable common stock	—	—	(11,878)	—	—	(11,878)	—	(11,878)
Distributions to non-controlling interests	—	—	—	—	—	—	(43)	(43)
Comprehensive income	—	—	—	5,158	(1,129)	4,029	37	4,066
Balance, December 31, 2018	32,879,581	$329	$497,581	$(69,151)	$565	$429,324	$766	$430,090
Issuance of common stock	6,258,770	63	112,080	—	—	112,143	—	112,143
Distributions declared on common stock — $0.98 per D Share, T Share and I Share, $0.22 per S Share	—	—	—	(33,112)	—	(33,112)	—	(33,112)
Commissions, dealer manager and ongoing stockholder servicing fees	—	—	(5,355)	—	—	(5,355)	—	(5,355)
Other offering costs	—	—	(830)	—	—	(830)	—	(830)
Redemptions of common stock	(5,398,065)	(55)	(95,333)	—	—	(95,388)	—	(95,388)
Equity-based compensation	7,424	—	131	—	—	131	—	131
Changes in redeemable common stock	—	—	(361)	—	—	(361)	—	(361)
Distributions to non-controlling interests	—	—	—	—	—	—	(68)	(68)
Comprehensive income	—	—	—	14,750	(5,275)	9,475	41	9,516
Balance, December 31, 2019	33,747,710	$337	$507,913	$(87,513)	$(4,710)	$416,027	$739	$416,766

The accompanying notes are an integral part of these consolidated financial statements.

CIM INCOME NAV, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$14,791	$5,195	$347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	28,801	26,855	18,117
Straight-line rental income, net	(3,613)	(3,070)	(1,860)
Amortization of deferred financing costs	1,084	1,086	1,813
Amortization on marketable securities	17	9	13
Equity-based compensation	131	33	—
Loss (gain) on sale of marketable securities	13	3	(5)
Gain on disposition of real estate assets, net	(10,213)	(1,019)	—
Impairment of real estate assets	3,090	2,267	227
Ineffectiveness of interest rate swaps	—	—	(37)
Write-off of deferred financing costs	—	130	97

Changes in assets and liabilities:
Rents and tenant receivables	(860)	312	(1,311)
Prepaid expenses and other assets	(693)	(35)	(267)
Accrued expenses and accounts payable	(359)	592	413
Deferred rental income and other liabilities	(31)	877	842
Due from affiliates	104	(12)	(100)
Due to affiliates	284	(387)	1,022
Net cash provided by operating activities	32,546	32,836	19,311
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(82,746)	(254,949)	(253,928)
Investment in marketable securities	(10,112)	(1,269)	(1,513)
Proceeds from sale and maturities of marketable securities	811	1,202	1,594
Net proceeds from disposition of real estate assets	88,080	47,660	—
Payment of property escrow deposits	(1,700)	(5,240)	(5,140)
Refund of property escrow deposits	1,700	5,740	5,050
Proceeds from the settlement of insurance claims	498	—	—
Net cash used in investing activities	(3,469)	(206,856)	(253,937)
Cash flows from financing activities:
Proceeds from issuance of common stock	95,942	167,608	179,307
Offering costs on issuance of common stock	(5,487)	(7,908)	(7,652)
Redemptions of common stock	(95,388)	(48,250)	(42,296)
Distributions to stockholders	(16,816)	(14,399)	(10,448)
Proceeds from credit facility and notes payable	63,000	206,000	308,065
Repayments of credit facility and notes payable	(69,000)	(127,275)	(191,000)
Payment of loan deposits	—	—	(85)
Refund of loan deposits	—	—	85
Deferred financing costs paid	(42)	(187)	(3,573)
Distributions to noncontrolling interests	(68)	(43)	(49)
Change in escrowed stockholder proceeds liability	50	—	(75)
Net cash (used in) provided by financing activities	(27,809)	175,546	232,279
Net increase (decrease) in cash and cash equivalents and restricted cash	1,268	1,526	(2,347)
Cash and cash equivalents and restricted cash, beginning of period	4,450	2,924	5,271
Cash and cash equivalents and restricted cash, end of period	$5,718	$4,450	$2,924
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$5,111	$3,644	$2,923
Restricted cash	607	806	1
Total cash and cash equivalents and restricted cash	$5,718	$4,450	$2,924

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
The Company is externally managed by CIM Income NAV Management, LLC, a Delaware limited liability company (“CIM Income NAV Management”), which is an affiliate of CIM Group, LLC (“CIM”). CIM is a community-focused real estate and infrastructure owner, operator, developer and lender with multi-disciplinary expertise, including acquisitions, management, development, leasing, research and capital markets. CIM is headquartered in Los Angeles, California and has offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; New York, New York; Chicago, Illinois; and Phoenix, Arizona.
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
On November 27, 2018, the Company amended its charter to, among other things, change the name and designation of its W Shares to Class D Common Stock (the “D Shares”), and its A Shares to Class T Common Stock (the “T Shares”), respectively, and reclassified a portion of its common stock as Class S Common Stock (the “S Shares”), to be offered alongside its D Shares, T Shares and I Shares in its continuous public offering (the “Share Modifications”). The Company is offering to sell any combination of D Shares, T Shares, S Shares and I Shares with a dollar value up to the maximum offering amount. In connection with the Share Modifications, when the Company refers to its share classes in this Annual Report on Form 10-K with respect to dates prior to November 27, 2018 (the “Restructure Date”), the Company is referring to its shares under its prior share structure, and when the Company refers to its share classes in this Annual Report on Form 10-K with respect to dates on or after November 27, 2018, the Company is referring to its shares under its new share structure. See Note 11 — Related-Party Transactions and Agreements to the Company’s consolidated financial statements for detailed information regarding the advisory and dealer manager amendments related to its Share Modifications. As of December 31, 2019, the Company had issued approximately 46.8 million shares of common stock in the Offering, including 2.9 million in shares issued in the DRIP, for gross offering proceeds of $844.1 million before $23.1 million in upfront selling commissions, dealer manager fees and the current portion of stockholder servicing fees and $6.3 million in organization and offering costs.
The per share purchase price for each class of common stock varies from day-to-day and, on each business day, is equal to, for each class of common stock, the Company’s net asset value (“NAV”) for such class, divided by the number of shares of that class outstanding as of the close of business on such day, plus, for D Shares, T Shares and S Shares sold in the Primary Offering, applicable upfront selling commissions and dealer manager fees. The Company’s NAV per share is calculated daily as of the close of business by an independent fund accountant using a process that reflects (1) estimated values of each of the Company’s commercial real estate assets, related liabilities and notes receivable secured by real estate provided periodically by the Company’s independent valuation expert in individual appraisal reports, (2) daily updates in the price of liquid assets for which third party market quotes are available, (3) accruals of daily distributions, and (4) estimates of daily accruals, on a net basis, of operating revenues, expenses, debt service costs and fees. As of December 31, 2019, the NAV per share for D Shares,

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

T Shares, S Shares and I Shares was $17.71, $17.33, $17.34 and $17.98, respectively. The Company’s NAV is not audited or reviewed by its independent registered public accounting firm.
The Company has used substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio primarily consisting of necessity retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States. As of December 31, 2019, the Company owned 128 commercial properties, including properties owned through a consolidated joint venture arrangement (the “Consolidated Joint Venture”), comprised of 5.4 million rentable square feet of commercial space located in 34 states, and which was 98.6% leased, including month-to-month agreements, if any.
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
As of December 31, 2019 and 2018, the Company determined that it had a controlling interest in the Consolidated Joint Venture and therefore met the requirements for consolidation.
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation.

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company combined rental income of $63.7 million and tenant reimbursement income of $7.1 million for the year ended December 31, 2018, and rental income of $43.7 million and tenant reimbursement income of $4.4 million for the year ended December 31, 2017, into a single financial statement line item, rental and other property income, in the consolidated statements of operations for the years ended December 31, 2018 and 2017, respectively.
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. During the year ended December 31, 2019, the Company recorded impairment charges of $3.1 million, related to one anchored shopping center and five retail properties, due to the carrying value being greater than the estimated fair value of the property. During the year ended December 31, 2018, the Company recorded impairment charges of $2.3 million, related to one anchored shopping center, due to the carrying value being greater than the estimated fair value of the property. During the year ended December 31, 2017, the Company recorded impairment charges of $227,000, related to one anchored shopping center held for sale, due to the carrying value being greater than the estimated fair value of the property. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in detail in Note 3 — Fair Value Measurements. See also Note 4 — Real Estate Assets for further discussion regarding real estate acquisition and disposition activity. The Company’s assessment of impairment as of December 31, 2019 was based on the most current information available to the Company, including expected holding periods. If the Company’s expected holding periods for assets change, subsequent tests for impairment could result in impairment charges in the future. The Company cannot provide any assurance that material impairment charges with respect to the Company’s real estate assets will not occur during 2020 or in future periods.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of December 31, 2019 or 2018.

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The Company may acquire certain properties subject to contingent consideration arrangements that may obligate the Company to pay additional consideration to the seller based on the outcome of future events. Additionally, the Company may acquire certain properties for which it funds certain contingent consideration amounts into an escrow account pending the outcome of certain future events. The outcome may result in the release of all or a portion of the escrow funds to the Company or the seller or a combination thereof. Upon adoption of ASU 2017-01 (as defined below) in April 2017, contingent consideration arrangements for asset acquisitions are recognized when the contingency is resolved. The determination of the amount of contingent consideration arrangements is based on the probability of several possible outcomes as identified by management.
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

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
In April 2017, the Company elected to early adopt Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarified the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Beginning in April 2017, all real estate acquisitions qualified as asset acquisitions, and as such, acquisition-related fees and certain acquisition-related expenses related to these asset acquisitions are now capitalized and allocated to tangible and intangible assets and liabilities as described above. Other acquisition-related expenses, such as advisor reimbursements, continue to be expensed as incurred and are included in transaction-related expenses in the accompanying consolidated statements of operations. Prior to the adoption of ASU 2017-01 in April 2017, all of the Company’s real estate acquisitions were accounted for as business combinations, and as such, acquisition-related expenses related to these business combination acquisitions were expensed as incurred. Prior to April 2017, acquisition-related expenses included within transaction-related expenses in the Company’s consolidated statements of operations primarily consisted of legal, deed transfer and other costs related to real estate purchase transactions, including costs incurred for deals that were not consummated. The Company expects its future acquisitions to qualify as asset acquisitions and, as such, the Company will allocate the purchase price to acquired tangible assets and identified intangible assets and liabilities on a relative fair value basis.
Investment in Marketable Securities
Investment in marketable securities consists primarily of the Company’s investment in corporate and government debt securities. The Company determines the appropriate classification for debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 2019, the Company classified its investments as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in other comprehensive (loss) income.
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
Noncontrolling Interest in Consolidated Joint Venture
The Company has a controlling interest in a Consolidated Joint Venture and, therefore, met the requirements for consolidation. The Company recorded net income of $41,000 and paid distributions of $68,000 to the noncontrolling interest during the year ended December 31, 2019. The Company recorded the noncontrolling interest of $739,000 and $766,000 as of December 31, 2019 and 2018, respectively, on the consolidated balance sheets.
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
The Company had $607,000 and $806,000 in restricted cash as of December 31, 2019 and 2018, respectively. Included in restricted cash was $136,000 and $158,000 held by lenders in lockbox accounts as of December 31, 2019 and 2018,

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

respectively. As part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which funds in excess of the required minimum balance are disbursed on a weekly basis to the Company. Restricted cash as of December 31, 2019 and 2018 also included $421,000 and $648,000, respectively, held in escrow for tenant improvements at a certain property in accordance with the associated lease agreement. In addition, restricted cash included $50,000 of escrowed investor proceeds for which shares of common stock had not been issued as of December 31, 2019. There were no such proceeds as of December 31, 2018.
Deferred Financing Costs
Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. These costs are amortized to interest expense over the terms of the respective financing agreements using the straight-line method, which approximates the effective interest method. Unamortized deferred financing costs are written off when the associated debt is extinguished or repaid prior to maturity. The presentation of all deferred financing costs, other than those associated with the revolving loan portion of the credit facility, are classified such that the debt issuance costs related to a recognized debt liability are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability rather than as an asset. Debt issuance costs related to securing a revolving line of credit are presented as an asset and amortized ratably over the term of the line of credit arrangement. As such, the Company’s current and corresponding prior period total deferred financing costs, net in the accompanying consolidated balance sheets relate only to the revolving loan portion of the credit facility and the historical presentation, amortization and treatment of unamortized costs are still applicable. As of December 31, 2019 and 2018, the Company had $672,000 and $1.0 million, respectively, of deferred financing costs, net of accumulated amortization, related to the revolving loan portion of the credit facility. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined the financing will not close.
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
Due to Affiliates
CIM Income NAV Management and certain of its affiliates received, and will continue to receive, fees, reimbursements and compensation in connection with services provided relating to the Offering and the acquisition, management and performance of the Company’s assets. As of December 31, 2019 and 2018, $16.6 million and $15.6 million, respectively, was due to CIM Income NAV Management and its affiliates for such services, as discussed in Note 11 — Related-Party Transactions and Arrangements to these consolidated financial statements.
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
As of December 31, 2019 and 2018, the quarterly redemption capacity was equal to 10% of the Company’s NAV and this amount was recorded as redeemable common stock on the consolidated balance sheets for a total of $59.3 million and $58.9 million, respectively.
Stockholder Servicing Fees
The Company pays CCO Capital stockholder servicing fees, which are calculated on a daily basis in the amount of 1/365th of 0.25%, 0.85% and 0.85% of the per share NAV, respectively, for each class of common stock outstanding for D Shares, T Shares and S Shares. The Company does not pay a stockholder servicing fee with respect to I Shares.
The stockholder servicing fees are paid monthly in arrears. An estimated liability for future stockholder servicing fees payable to CCO Capital is recognized at the time each share is sold and included in due to affiliates in the consolidated balance

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

sheets with a corresponding decrease to capital in excess of par value. The Company recognized a liability for future fees payable to CCO Capital of $13.9 million and $13.2 million, as of December 31, 2019 and 2018, respectively. Prior to October 1, 2018, the estimated liability for fees payable included dealer manager fees.
Leases
The Company adopted ASU No. 2016-02, Leases, (Topic 842) (“ASC 842”), on January 1, 2019 using the optional alternative transition method for financial information and related disclosures. The Company elected the “package of practical expedients,” which permits the Company to not reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. The Company has lease agreements with lease and non-lease components. The Company has elected to not separate non-lease components from lease components for all classes of underlying assets (primarily real estate assets) and will account for the combined components as rental and other property income. Non-lease components included in rental and other property income include certain tenant reimbursements for maintenance services (including common-area maintenance services or “CAM”), real estate taxes, insurance and utilities paid for by the lessor but consumed by the lessee. As a lessor, the Company has further determined that this policy will be effective only on a lease that has been classified as an operating lease and the revenue recognition pattern and timing is the same for both types of components. The Company is not party to any material leases where it is the lessee.
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
Lease costs represent the initial direct costs incurred in the origination, negotiation and processing of a lease agreement. Such costs include outside broker commissions and other independent third-party costs and are amortized over the life of the lease on a straight-line basis. Costs related to salaries and benefits, supervision, administration, unsuccessful origination efforts and other activities not directly related to completed lease agreements are expensed as incurred. Leasing commissions subsequent to successful lease execution are capitalized.
Revenue Recognition
Rental and other property income is primarily derived from fixed contractual payments from operating leases and, therefore, is generally recognized on a straight-line basis over the term of the lease, which typically begins the date the tenant takes control of the space. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of this calculation. Variable rental and other property income consists primarily of tenant reimbursements for recoverable real estate taxes and operating expenses, which are included in rental and other property income in the period when such costs are incurred, with offsetting expenses in real estate taxes and property operating expenses, respectively, within the consolidated statements of operations. The Company defers the recognition of variable rental and other property income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved.
The Company continually reviews whether collection of lease-related receivables, including any straight-line rent, and current and future operating expense reimbursements from tenants are probable. The determination of whether collectability is probable takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Upon the determination that the collectability of a receivable is not probable, the Company will record a reduction to rental and other property income for amounts previously recorded and a decrease in the outstanding receivable. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability becomes probable. Management’s estimate of the collectability of lease-related receivables is based on the best information available to management. The Company does not use a general reserve approach and lease-related receivables are adjusted and taken against rental and other property income only when collectability becomes not probable.

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Earnings and Distributions Per Share
The Company has four classes of common stock with nonforfeitable dividend rights that are determined based on a different NAV for each class. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which can result in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. Diluted income per share, when applicable, considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the years ended December 31, 2019, 2018 or 2017. Distributions per share are calculated based on the authorized daily distribution rate.
Offering and Related Costs
CIM Income NAV Management funds all of the organization and offering costs associated with the sale of the Company’s common stock (excluding upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees) and is reimbursed for such costs up to 0.75% of gross proceeds from the Offering, excluding upfront selling commissions and dealer manager fees, as applicable, charged on D Shares, T Shares and S Shares sold in the Primary Offering. As of December 31, 2019, CIM Income NAV Management, or its affiliates, had paid organization and offering costs in excess of the 0.75% in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable to CIM Income NAV Management.
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
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), which was subsequently amended by ASU No. 2018-19. Codification Improvements to Topic 326, Financial Instruments - Credit Losses (“ASU 2018-19”), in November 2018. ASU 2016-13 and the related updates are intended to improve financial reporting requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current GAAP. ASU 2018-19 clarified that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. ASU 2016-13 and ASU 2018-19 are effective for fiscal years, and interim periods within those years, beginning after

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company will adopt this ASU during the first quarter of fiscal year 2020 and does not expect it will have a material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This ASU amends and removes several disclosure requirements including the valuation processes for Level 3 fair value measurements. ASU 2018-13 also modifies some disclosure requirements and requires additional disclosures for changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and requires the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The provisions of ASU 2018-13 are effective January 1, 2020 using a prospective transition method for amendments effecting changes in unrealized gains and losses, significant unobservable inputs used to develop Level 3 fair value measurements and narrative description on uncertainty of measurements. The remaining provisions of ASU 2018-13 are to be applied retrospectively, and early adoption is permitted. The Company will adopt this ASU during the first quarter of fiscal year 2020 and does not expect it will have a material impact on its consolidated financial statements.
In October 2018, the FASB issued ASU No. 2018-16, Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2018-16”). The amendments in this ASU permit the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes or another acceptable benchmark interest rate. The SOFR is a volume-weighted median interest rate that is calculated daily based on overnight transactions from the prior day’s activity in specified segments of the U.S. Treasury repo market. It has been selected as the preferred replacement for the U.S. dollar London Interbank Offered Rate (“LIBOR”), which will be phased out by the end of 2021. ASU 2018-16 is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2018-16 is required to be adopted on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. The Company currently uses LIBOR as its benchmark interest rate in the Company’s interest rate swaps associated with the Company’s LIBOR-based variable rate borrowings, including one interest rate swap agreement entered into since the date of adoption of ASU 2018-16. The Company evaluated the effect of this new benchmark interest rate option, and does not believe this ASU will have a material impact on its consolidated financial statements.
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

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of December 31, 2019, the estimated fair value of the Company’s debt was $351.2 million, compared to a carrying value of $351.0 million. As of December 31, 2018, the estimated fair value of the Company’s debt was $350.2 million, compared to a carrying value of $357.0 million.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2019 and 2018, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of December 31, 2019 and 2018, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2019 and 2018 (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swaps	$34	$—	$34	$—
Marketable securities	15,002	15,002	—	—
Total financial assets	$15,036	$15,002	$34	$—
Financial liabilities:
Interest rate swaps	$(4,917)	$—	$(4,917)	$—

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Interest rate swaps	$2,856	$—	$2,856	$—
Marketable securities	5,466	5,466	—	—
Total financial assets	$8,322	$5,466	$2,856	$—
Financial liabilities:
Interest rate swaps	$(2,199)	$—	$(2,199)	$—
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
As discussed in Note 4 — Real Estate Assets, during the year ended December 31, 2019, real estate assets related to one anchored shopping center and five retail properties were deemed to be impaired, due to the carrying values being greater than the estimated fair values of the properties. The carrying value was reduced to an estimated fair value of $15.5 million, resulting in impairment charges of $3.1 million. During the year ended December 31, 2018, real estate assets related to one property was deemed to be impaired due to the carrying value being greater than the estimated fair value of the property. The carrying value was reduced to an estimated fair value of $16.8 million, resulting in impairment charges of $2.3 million. The Company determined that the selling prices used to determine the fair values were Level 2 inputs.
The following table presents the impairment charges by asset class recorded during the year ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Asset class impaired:
Land	$329	$454
Buildings and improvements	2,227	1,000
Intangible lease assets	570	1,176
Intangible lease liabilities	(36)	(363)
Total impairment loss	$3,090	$2,267
NOTE 4 — REAL ESTATE ASSETS
2019 Property Acquisitions
During the year ended December 31, 2019, the Company acquired a 100% interest in four commercial properties for an aggregate purchase price of $78.6 million (the “2019 Asset Acquisitions”), which includes $287,000 of acquisition-related expenses that were capitalized. The Company funded the 2019 Asset Acquisitions with net proceeds from the Offering, real estate dispositions and available borrowings.

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the purchase price allocations for the 2019 Asset Acquisitions purchased during the year ended December 31, 2019 (in thousands):

2019 Asset Acquisitions
Land	$17,998
Buildings and improvements	54,373
Acquired in-place leases and other intangibles (1)	6,575
Intangible lease liabilities (2)	(313)
Total purchase price	$78,633
______________________

(1)	The weighted average amortization period for acquired in-place leases and other intangibles was 14.1 years.

(2)	The weighted average amortization period for acquired intangible lease liabilities was 15.0 years.
2019 Property Dispositions
During the year ended December 31, 2019, the Company disposed of 25 retail properties and three industrial properties for an aggregate gross sales price of $91.1 million, resulting in net proceeds of $88.1 million after closing costs and a net gain of $10.2 million. No disposition fees were paid to affiliates in connection with the sales of these properties and the Company has no continuing involvement with these properties. The gain on sale of real estate is included in gain on disposition of real estate, net in the consolidated statements of operations. The disposition of these properties did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of these disposed properties are reflected in the Company’s results from continuing operations for all periods presented through their respective date of disposition.
2019 Impairment
The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate that the carrying value of certain of its real estate assets may not be recoverable. See Note 2 — Summary of Significant Accounting Policies for a discussion on the Company’s accounting policies regarding impairment of real estate assets. During the year ended December 31, 2019, one anchored shopping center and five retail properties totaling approximately 129,000 square feet with a combined carrying value of $18.6 million were deemed to be impaired and their carrying values were reduced to an estimated combined fair value of $15.5 million, resulting in impairment charges of $3.1 million, which were recorded in the consolidated statements of operations. See Note 3 — Fair Value Measurements for a further discussion on these impairment charges.
Consolidated Joint Venture
As of December 31, 2019, the Company had an interest in a Consolidated Joint Venture that owns and manages two properties, with total assets of $7.2 million, which included $7.2 million of land, building and improvements, and $641,000 of intangible assets, net of accumulated depreciation and amortization of $695,000, and total liabilities of $82,000. The Consolidated Joint Venture does not have any debt outstanding as of December 31, 2019. The Company has the ability to control operating and financial policies of the Consolidated Joint Venture. There are restrictions on the use of these assets as the Company would generally be required to obtain the approval of the partner (the “Consolidated Joint Venture Partner”) in accordance with the joint venture agreement for any major transactions. The Company and the Consolidated Joint Venture Partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
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
During the year ended December 31, 2018, one anchored shopping center totaling approximately 149,000 square feet with a carrying value of $19.1 million was deemed to be impaired and its carrying value was reduced to an estimated fair value of $16.8 million, resulting in impairment charges of $2.3 million, which were recorded in the consolidated statements of operations. See Note 3 — Fair Value Measurements for a further discussion on these impairment charges.
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

CIM INCOME NAV, INC.
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

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2017 Impairment
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
NOTE 5 — INTANGIBLE LEASE ASSETS AND LIABILITIES
Intangible lease assets and liabilities consisted of the following as of December 31, 2019 and 2018 (in thousands, except weighted average life remaining):

	As of December 31,
	2019	2018
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $23,026 and $20,668, respectively
(with a weighted average life remaining of 14.6 years and 13.8 years, respectively)	$75,754	$91,549
Acquired above-market leases, net of accumulated amortization of $3,118 and $2,422, respectively
(with a weighted average life remaining of 12.7 years and 12.6 years, respectively)	10,820	12,550
Total intangible lease assets, net	$86,574	$104,099
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $4,111 and $3,280, respectively
(with a weighted average life remaining of 20.9 years and 21.4 years, respectively)	$13,618	$15,506
Amortization of the above-market leases is recorded as a reduction to rental and other property income, and amortization expense for the in-place leases and other intangibles is included in depreciation and amortization in the accompanying consolidated statements of operations. Amortization of below-market leases is recorded as an increase to rental and other property income in the accompanying consolidated statements of operations. The following table summarizes the amortization related to the intangible lease assets and liabilities for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
In-place lease and other intangible amortization	$9,029	$8,971	$6,491
Above-market lease amortization	$1,104	$959	$745
Below-market lease amortization	$1,569	$1,501	$1,200
As of December 31, 2019, the estimated amortization relating to the intangible lease assets and liabilities is as follows (in thousands):

	Amortization
Year Ending December 31,	In-Place Leases and Other Intangibles	Above-Market Leases	Below-Market Leases
2020	$7,865	$1,020	$1,409
2021	7,755	1,020	1,256
2022	7,702	1,020	1,230
2023	7,487	1,019	1,202
2024	7,120	958	1,138
Thereafter	37,825	5,783	7,383
Total	$75,754	$10,820	$13,618

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6 — MARKETABLE SECURITIES
The Company owned marketable securities with an estimated fair value of $15.0 million and $5.5 million as of December 31, 2019 and 2018, respectively. The following is a summary of the Company’s available-for-sale securities as of December 31, 2019 (in thousands):

	Available-for-sale securities
	Amortized Cost Basis	Unrealized (Loss) Gain	Fair Value
U.S. Treasury Bonds	$6,027	$44	$6,071
U.S. Agency Bonds	697	6	703
Corporate Bonds	8,105	123	8,228
Total available-for-sale securities	$14,829	$173	$15,002
The following table provides the activity for the marketable securities during the year ended December 31, 2019 (in thousands):

	Amortized Cost Basis	Unrealized (Loss) Gain	Fair Value
Marketable securities as of January 1, 2019	$5,558	$(92)	$5,466
Face value of marketable securities acquired	9,729	—	9,729
Premiums and discounts on purchase of marketable securities, net of acquisition costs	383	—	383
Amortization on marketable securities	(17)	—	(17)
Sales and maturities of securities	(824)	13	(811)
Unrealized gain on marketable securities	—	252	252
Marketable securities as of December 31, 2019	$14,829	$173	$15,002
During the year ended December 31, 2019, the Company sold 17 marketable securities for aggregate proceeds of $811,000. Unrealized (losses) gains on marketable securities are recorded in other comprehensive (loss) income, with a portion of the amount subsequently reclassified into other expense, net in the accompanying consolidated statements of operations as securities are sold and gains (losses) are recognized. In addition, the Company recorded an unrealized gain of $252,000 on its investments, which is included in accumulated other comprehensive (loss) income attributable to the Company in the accompanying consolidated statement of changes in equity for the year ended December 31, 2019 and the consolidated balance sheet as of December 31, 2019.
The following table shows the fair value and gross unrealized losses of the Company’s available-for-sale securities that were in a loss position as of December 31, 2019 and the length of time the available-for-sale securities have been in the unrealized loss position (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury Bonds	$161	$(1)	$—	$—	$161	$(1)
U.S. Agency Bonds	—	—	—	—	—	—
Corporate Bonds	301	—	270	(1)	571	(1)
Total temporarily impaired securities	$462	$(1)	$270	$(1)	$732	$(2)
The scheduled maturities of the Company’s marketable securities as of December 31, 2019 are as follows (in thousands):

	Available-for-sale securities
	Amortized Cost	Estimated Fair Value
Due within one year	$1,893	$1,895
Due after one year through five years	5,979	6,050
Due after five years through ten years	5,383	5,474
Due after ten years	1,574	1,583
Total	$14,829	$15,002

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Actual maturities of marketable securities can differ from contractual maturities because borrowers on certain debt securities may have the right to prepay their respective debt obligations at any time. In addition, factors such as prepayments and interest rates may affect the yields on such securities.
In estimating other-than-temporary impairment losses, management considers a variety of factors, including (1) whether the Company has the intent to sell the impaired security, (2) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, and (3) whether the Company expects to recover the entire amortized cost basis of the security. The Company believes that none of the unrealized losses on investment securities are other-than-temporary as management expects the Company will fully recover the entire amortized cost basis of all securities. As of December 31, 2019, the Company had no other-than-temporary impairment losses.
NOTE 7 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the year ended December 31, 2019, one of the Company’s interest rate swaps matured. Additionally, the Company entered into one interest rate swap agreement during the year ended December 31, 2019. As of December 31, 2019, the Company had nine interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of December 31, 2019 and 2018 (dollar amounts in thousands):

		Outstanding Notional Amount as of December 31, 2019				Fair Value of Assets and (Liabilities)
	Balance Sheet Location		Interest Rates(1)	Effective Dates	Maturity Dates	December 31, 2019	December 31, 2018
Interest Rate Swaps	Prepaid expenses, interest receivable and other assets	$49,240	3.11% to 3.57%	12/1/2015 to 9/30/2019	12/1/2020 to 9/6/2022	$34	$2,856
Interest Rate Swaps	Derivative liabilities, deferred rental income and other liabilities	$241,465	3.32% to 4.64%	12/16/2016 to 10/31/2018	9/30/2021 to 9/6/2022	$(4,917)	$(2,199)
 ____________________________________

(1)	The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of December 31, 2019.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the derivative instruments that are designated as hedges is recorded in other comprehensive (loss) income, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the years ended December 31, 2019, 2018 and 2017, the amounts reclassified were gains of $167,000 and $294,000 and a loss of $663,000, respectively. During the next 12 months, the Company estimates that an additional $1.7 million will be reclassified from other comprehensive (loss) income as an increase to interest expense. The Company includes cash flows from interest rate swap agreements in cash flows provided by operating activities on the consolidated statements of cash flows, as the Company’s accounting policy is to present cash flows from hedging instruments in the same category in the consolidated statements of cash flows as the category for cash flows from the hedged items.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations, under the agreements at an aggregate termination value, inclusive of interest payments of $5.0 million, which includes accrued interest, at December 31, 2019. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of December 31, 2019.

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8 — CREDIT FACILITY AND NOTES PAYABLE
As of December 31, 2019, the Company had $348.9 million of debt outstanding, including net deferred financing costs, with a weighted average years to maturity of 2.6 years and a weighted average interest rate of 3.90%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date. The following table summarizes the debt balances as of December 31, 2019 and 2018, and the debt activity for the year ended December 31, 2019 (in thousands):

		During the Year Ended December 31, 2019
	Balance as of December 31, 2018	Debt Issuances, Net (1)	Repayments	Amortization	Balance as of December 31, 2019
Credit facility	$218,500	$63,000	$(69,000)	$—	$212,500
Fixed rate debt	138,459	—	—	—	138,459
Total debt	356,959	63,000	(69,000)	—	350,959
Deferred costs - credit facility(2)	(1,387)	(11)	—	375	(1,023)
Deferred costs - fixed rate debt	(1,318)	—	—	321	(997)
Total debt, net	$354,254	$62,989	$(69,000)	$696	$348,939
 ____________________________________

(1)	Includes deferred financing costs incurred during the period.

(2)	Deferred costs related to the term portion of the credit facility, as discussed in Note 2 — Summary of Significant Accounting Policies.
Notes Payable
As of December 31, 2019, the Company had fixed rate debt outstanding of $138.5 million, including $78.2 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.56% to 4.17% per annum and as of December 31, 2019, the fixed rate debt had a weighted average interest rate of 3.91%. The fixed rate debt outstanding matures on various dates from December 2020 to February 2025. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $247.9 million as of December 31, 2019. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
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
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month LIBOR multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.70% to 2.20% for Revolving Loans and 1.60% to 2.10% for Term Loans; or (ii) a base rate ranging from 0.70% to 1.20% for Revolving Loans and 0.60% to 1.10% for Term Loans, plus the greater of: (a) JPMorgan Chase’s Prime Rate (as defined in the Second Amended Credit Agreement); (b) the Federal Funds Effective Rate (as defined in the Second Amended Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.0%. As of December 31, 2019, there were no amounts outstanding under the Revolving Loans, and the Term Loans outstanding totaled $212.5 million, all of which are subject to interest rate swap agreements (the “Swapped Term Loans”). The interest rate swap agreements have the effect of fixing the Eurodollar Rate per annum of the Swapped Term Loan at an all-in rate of 3.90%. As of December 31, 2019, the Company had $212.5 million outstanding under the Credit Facility at a weighted average interest rate of 3.90% and $212.5 million in unused capacity, subject to borrowing availability.

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Second Amended Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Second Amended Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $367.1 million plus (ii) 75% of the equity issued (iii) minus the aggregate amount of any redemptions or similar transaction from the date of the Second Amended Credit Agreement, a leverage ratio less than or equal to 60%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75, a secured debt ratio equal to or less than 40%, and the amount of secured debt that is recourse debt at no greater than 15% of total asset value. As of December 31, 2019, the Company believes it was in compliance with the financial covenants of the Second Amended Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to December 31, 2019 (in thousands):

Year Ending December 31,	Principal Repayments
2020	$9,240
2021	20,442
2022	304,327
2023	—
2024	—
Thereafter	16,950
Total	$350,959
NOTE 9 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Change in accrued dealer manager fee, ongoing stockholder servicing fees, and other offering costs	$3,867	$(2,236)	$9,460
Distributions to stockholders declared and unpaid	$2,814	$2,719	$2,126
Common stock issued through distribution reinvestment plan	$16,201	$13,774	$10,289
Change in fair value of marketable securities	$265	$(85)	$22
Change in fair value of interest rate swaps	$(5,540)	$(1,044)	$2,007
Accrued deferred financing costs	$—	$9	$—
Accrued capital expenditures	$—	$—	$163
Supplemental Cash Flow Disclosures:
Interest paid	$14,115	$13,273	$7,864
Cash paid for taxes	$179	$184	$194
NOTE 10 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
____________________________________

(1)
The upfront selling commissions are based on a percentage of the transaction price, which is exclusive of the upfront selling commission, for D Shares, T Shares and S Shares. The dealer manager fee is based on a percentage of the transaction price for T Shares. Upfront selling commissions and dealer manager fees are deducted directly from the offering price for D Shares, T Shares and S Shares and paid to CCO Capital. The Company has been advised that CCO Capital intends to reallow 100% of the upfront selling commissions on D Shares, T Shares and S Shares, to participating broker-dealers and may reallow a portion of the dealer manager fee. Pursuant to a registration statement on Form S-11 effective February 28, 2020, there will be no upfront selling commissions on D Shares.

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

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding upfront selling commissions, dealer manager fee and the ongoing stockholder servicing fees) are paid for by CIM Income NAV Management or its affiliates and can be reimbursed by the Company up to 0.75% of the aggregate gross offering proceeds, excluding upfront selling commissions and dealer manager fees charged on D Shares, T Shares and S Shares sold in the Primary Offering. As of December 31, 2019, CIM Income NAV Management or its affiliates had paid organization and offering expenses in excess of the 0.75% in connection with the Offering. These excess amounts were not included in the financial statements of the Company because such amounts were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess amounts may become payable to CIM Income NAV Management.
Advisory fees and expenses
Effective on the Restructure Date, the Company modified the asset-based advisory fee that is payable to CIM Income NAV Management in arrears on a monthly basis and accrues daily, from an amount equal to 1/365th of 0.90% to an amount equal to 1/365th of 1.10% of the Company’s NAV for each class of common stock, for each day.
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
Acquisition expenses
In addition, the Company reimburses CIM Income NAV Management for all out-of-pocket expenses incurred in connection with the acquisition of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be reimbursed to CIM Income NAV Management or its affiliates. Acquisition expenses, together with any acquisition fees paid to third parties for a particular real estate-related asset, will in no event exceed 6% of the gross purchase price of such asset. Other acquisition-related expenses, such as advisor reimbursements, are expensed as incurred and are included in transaction-related expenses in the accompanying consolidated statements of operations.
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

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the Company’s stockholders. In the event of any stock dividend, stock split, recapitalization or similar change in the Company’s capital structure, the Base NAV for the respective share class was to be ratably adjusted to reflect the effect of any such event.
Therefore, for each class of the Company’s common stock, payment of the performance-based component of the advisory fee (1) was contingent upon the Company’s actual annual total return exceeding the 6% Return and the Ending NAV per share for the respective share class being greater than the Base NAV of that class, (2) varied in amount based on the Company’s actual performance, (3) could not cause the Company’s total return as a percentage of stockholders’ invested capital for the year to be reduced below 6%, and (4) was payable to CIM Income NAV Management in the event the Company’s total return exceeded the 6% Return in a particular calendar year, even if the total return to stockholders (or any particular stockholder) on a cumulative basis over any longer or shorter period had been less than 6% per annum. The Company did not reach the 6% Return during the years ended December 31, 2019 and 2018, therefore, no performance fee was paid during those years.
Starting with the period beginning on January 1, 2019, the performance-based fee is equal to 12.5% of the Total Return for each class of common stock, subject to a 5% Hurdle Amount, a High Water Mark and a Catch-Up (each term as defined in the Second Amended and Restated Advisory Agreement), payable annually in arrears. The foregoing summary is qualified in its entirety by reference to the Second Amended and Restated Advisory Agreement, which is incorporated by reference as Exhibit 10.4 within this Annual Report on Form 10-K. The Company did not reach the 5% Hurdle Amount during the year ended December 31, 2019.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CIM Income NAV Management and its affiliates related to the services described above during the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017
Upfront selling commissions	$1,488	$2,797	$2,964
Stockholder servicing fees (1)	$2,910	$1,126	$592
Dealer manager fees (1)	$267	$2,609	$2,128
Organization and offering expense reimbursement	$830	$1,339	$1,400
Acquisition expense reimbursement	$1,217	$1,722	$1,594
Advisory fee	$7,902	$5,858	$4,263
Operating expense reimbursement	$2,388	$2,652	$2,740
Performance fee	$—	$—	$647
______________________

(1)
Amounts are calculated for the respective period in accordance with the dealer manager agreement and exclude the estimated liability for the future fees payable to CCO Capital of $13.9 million and $13.2 million as of December 31, 2019 and 2018, respectively, which are included in due to affiliates in the consolidated balance sheets, with a corresponding decrease to capital in excess of par value, as described in Note 2 — Summary of Significant Accounting Policies.

Due to/from Affiliates
As of December 31, 2019 and December 31, 2018, $16.6 million and $15.6 million, respectively, was due to CIM Income NAV Management or its affiliates primarily related to the estimated liability for current and future stockholder servicing fees, the reimbursement of organization and offering expenses, and advisory fees, which were included in amounts due to affiliates on the consolidated balance sheets.
As of December 31, 2019 and December 31, 2018, $8,000 and $112,000 was due from CIM Income NAV Management or its affiliates related to amounts received by affiliates of the advisor which were due to the Company.
Subscription Agreement
Pursuant to the Subscription Agreement, the Company committed to purchase $50 million of CIM UII Onshore, which is affiliated with CIM. See Note 10 — Commitments and Contingencies for a discussion of the Subscription Agreement.

CIM INCOME NAV, INC.
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
NOTE 13 — STOCKHOLDERS’ EQUITY
As of December 31, 2019, the Company was authorized to issue up to 500,000,000 shares of capital stock. Of the total number of shares of capital stock authorized (a) 490,000,000 shares are designated as common stock, 122,500,000 of which are classified as D Shares, 122,500,000 of which are classified as T Shares, 122,500,000 of which are classified as S Shares, and 122,500,000 of which are classified as I Shares, and (b) 10,000,000 shares are designated as preferred stock. All shares of such stock have a par value of $0.01 per share. The Company’s board of directors may amend the charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. During the year ended December 31, 2019, the Company issued a total of 6.3 million shares, including 917,000 shares issued under the DRIP, for gross proceeds of $112.1 million. As of December 31, 2019, the Company had issued 46.8 million shares of common stock for cumulative gross proceeds of $844.1 million.
The table below provides information regarding the issuances and redemptions of each class of the Company’s common stock during the years ended December 31, 2019, 2018 and 2017 (dollar amounts in thousands):

	D Shares		T Shares		S Shares(1)		I Shares		Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balance as of January 1, 2017	12,461,616	$125	4,449,352	$45	—	$—	788,270	$8	17,699,238	$178
Issuance of common stock	5,206,244	51	4,661,884	46	—	—	464,022	5	10,332,150	102
Conversion of shares	(55,096)	—	—	—	—	—	54,673	—	(423)	—
Redemptions of common stock	(1,775,662)	(18)	(318,013)	(3)	—	—	(241,733)	(2)	(2,335,408)	(23)
Balance as of December 31, 2017	15,837,102	$158	8,793,223	$88	—	$—	1,065,232	$11	25,695,557	$257
Issuance of common stock	4,853,772	48	4,719,621	47	—	—	257,671	3	9,831,064	98
Conversion of shares	(8,997)	—	—	—	—	—	8,889	—	(108)	—
Redemptions of common stock	(1,746,560)	(17)	(735,522)	(7)	—	—	(172,062)	(2)	(2,654,144)	(26)
Equity-based compensation	7,212	—	—	—	—	—	—	—	7,212	—
Balance as of December 31, 2018	18,942,529	$189	12,777,322	$128	—	$—	1,159,730	$12	32,879,581	$329
Issuance of common stock	2,670,861	27	3,471,200	35	7,031	—	109,678	1	6,258,770	$63
Redemptions of common stock	(3,477,667)	(35)	(1,748,886)	(18)	—	—	(171,512)	(2)	(5,398,065)	(55)
Equity-based compensation	7,424	—	—	—	—	—	—	—	7,424	—
Balance as of December 31, 2019	18,143,147	$181	14,499,636	$145	7,031	$—	1,097,896	$11	33,747,710	$337
______________________

(1)	The Company did not issue any Class S Shares prior to October 10, 2019.

CIM INCOME NAV, INC.
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
Distribution Reinvestment Plan
Pursuant to the DRIP, the Company allows stockholders to elect to have their distributions reinvested in additional shares of the Company’s common stock. The purchase price for shares under the DRIP is equal to the NAV per share on the date that the distribution is payable, after giving effect to the distribution. During the years ended December 31, 2019, 2018 and 2017, 917,000, 758,000 and 569,000 shares were purchased under the DRIP for $16.2 million, $13.8 million and $10.3 million, respectively.
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

CIM INCOME NAV, INC.
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
In addition, as of December 31, 2019, CIM Income NAV Management owned 13,333 D Shares. Pursuant to the Company’s charter, CIM Income NAV Management is prohibited from selling these shares, which represents the initial investment in the Company, for so long as the CCO Group remains the Company’s sponsor; provided, however, that CIM Income NAV Management could transfer ownership of all or a portion of such shares to other affiliates of the Company’s sponsor.
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
As of December 31, 2019, the quarterly redemption capacity was equal to 10% of the Company’s NAV and this amount was recorded as redeemable common stock on the consolidated balance sheet for a total of $59.3 million.
During the year ended December 31, 2019, the Company received redemption requests for, and redeemed approximately 3.5 million D Shares of common stock for $61.8 million, 1.7 million T Shares of common stock for $30.5 million and 172,000 I Shares of common stock for $3.1 million. No S Shares were redeemed during the year ended December 31, 2019.
Distributions Payable and Distribution Policy
The Company’s board of directors authorized a daily distribution, based on 365 days in the calendar year of $0.002678083 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2019 and ending on March 31, 2020. The daily distribution amount for each class of outstanding common stock is adjusted based on the relative NAV of the various classes each day so that, from day to day, distributions constitute a uniform percentage of the NAV per share of all classes. As a result, from day to day, the per share daily distribution for each outstanding class of common stock may be higher or lower than the daily distribution amount authorized by the Company’s board of directors. As of December 31, 2019, the Company had distributions payable of $2.8 million.
Subsequent to December 31, 2019, the Board reaffirmed the declaration and payment of distributions for the month of March 2020 at the rate previously declared on November 6, 2019, which distributions will be paid on or around April 1, 2020. Given the impact of the novel strain of coronavirus (“COVID-19”) outbreak, the Board has decided to defer making a determination as to the amount and timing of distributions for the second quarter of 2020 until such time that the Company has greater visibility into the impact that the COVID-19 outbreak will have on the Company’s tenants’ ability to continue to pay rent on their leases on a timely basis or at all, the degree to which federal, state or local governmental authorities grant rent relief or other relief or amnesty programs applicable to the Company’s tenants, the Company’s ability to access the capital markets, and on the United States and worldwide financial markets and economy.

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Equity Based Compensation
On August 9, 2018, the Board approved the adoption of the Company’s 2018 Equity Incentive Plan (the “Plan”), under which 400,000 of the Company’s common shares were reserved for issuance and share awards of 385,000 are available for future grant as of December 31, 2019.
As of December 31, 2019, the Company has granted awards of approximately 3,700 restricted D Shares to each of the independent members of the Board (approximately 14,600 restricted shares in aggregate) under the Plan. As of December 31, 2019, 7,200 of the restricted D Shares had vested based on one year of continuous service. The remaining 7,400 shares issued had not been forfeited as of December 31, 2019. The fair value of the Company’s share awards is determined using the Company’s NAV per share on the date of grant. Compensation expense related to these restricted D Shares is recognized over the vesting period. The Company recorded compensation expense of $131,000 and $33,000 for the years ended December 31, 2019 and 2018, respectively, related to these restricted D Shares, which is included in general and administrative expenses in the accompanying consolidated statements of operations.
As of December 31, 2019, there was $98,000 of total unrecognized compensation expense related to the restricted D Shares issued in 2019, which will be recognized ratably over the remaining period of service prior to October 1, 2020.
NOTE 14 — INCOME TAXES
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. Nondividend distributions will reduce U.S stockholders’ basis (but not below zero) in their shares. The following table shows the character of the distributions the Company paid on a percentage basis for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
Character of Distributions:	2019	2018	2017
Ordinary dividends	38.9%	52.4%	37.3%
Nondividend distributions	43.1%	47.6%	62.7%
Capital gain distributions	18.0%	—%	—%
Total	100%	100%	100%
During the years ended December 31, 2019, 2018 and 2017, the Company incurred state and local income and franchise taxes of $214,000, $182,000 and $201,000, respectively, which were recorded in general and administrative expenses on the consolidated statements of operations.
The Company had no unrecognized tax benefits as of or during the years ended December 31, 2019, 2018 and 2017. Any interest and penalties related to unrecognized tax benefits would be recognized within the provision for income taxes in the accompanying consolidated statements of operations. The Company files income tax returns in the U.S. federal jurisdiction, as well as various state jurisdictions, and is subject to routine examinations by the respective tax authorities.
NOTE 15 — LEASES
The Company’s real estate assets are leased to tenants under operating leases for which the terms, expirations and extension options vary. The Company’s operating leases do not convey to the lessee the right to purchase the underlying asset upon expiration of the lease period. To determine whether a contract contains a lease, the Company reviews contracts to determine if the agreement conveys the right to control the use of an asset. The Company adopted ASC 842, using the optional alternative transition method and used the effective date as the date of initial application. Consequently, financial information was not updated and the disclosures required under the new standard are not provided for dates and periods before January 1, 2019. The Company elected the “package of practical expedients,” which permits the Company to not reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. The Company elected to apply the practical expedient for all of the Company’s leases to account for the lease and non-lease components as a single, combined operating lease component under ASC 842. Non-lease components primarily consist of maintenance services, including CAM, real estate taxes, insurance and utilities paid for by the lessor but consumed by the lessee. Non-lease components are considered to be variable rental and other property income and are recognized in the period incurred.

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2019, the leases had a weighted-average remaining term of 10.7 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of December 31, 2019, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Year Ending December 31,	Future Minimum Rental Income
2020	$63,417
2021	64,553
2022	64,801
2023	64,250
2024	62,849
Thereafter	398,301
Total	$718,171
As previously disclosed in the Company’s 2018 Annual Report on Form 10-K and under the previous lease accounting standard, Topic 840, the following table summarizes the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, as of December 31, 2018 (in thousands):

Year Ending December 31,	Future Minimum Rental Income
2019	$64,531
2020	64,887
2021	65,147
2022	65,324
2023	64,455
Thereafter	417,715
Total	$742,059
Rental and other property income during the years ended December 31, 2019, 2018 and 2017 consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Fixed rental and other property income (1)	$68,815	$63,669	$43,669
Variable rental and other property income (2)	8,791	7,109	4,356
Total rental and other property income	$77,606	$70,778	$48,025
______________________

(1)
Consists primarily of fixed contractual payments from operating leases with tenants recognized on a straight-line basis over the lease term, including amortization of acquired above- and below-market leases.

(2)	Consists primarily of tenant reimbursements for recoverable real estate taxes and property operating expenses, and percentage rent, net of bad debt expense.

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 16 — QUARTERLY RESULTS (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2019 and 2018 (in thousands, except for per share amounts). In the opinion of management, the information for the interim periods presented includes all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for each period.

	December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$19,541	$19,288	$19,350	$19,633
Net income	$1,636	$5,453	$7,678	$24
Net income attributable to the Company	$1,627	$5,445	$7,669	$9
Basic and diluted net income per share - Class D common stock (1)	$0.05	$0.16	$0.23	$—
Basic and diluted net income per share - Class T common stock (1)	$0.05	$0.16	$0.22	$—
Basic and diluted net income per share - Class S common stock (1), (2)	$—	$—	$—	$0.10
Basic and diluted net income per share - Class I common stock (1)	$0.05	$0.17	$0.23	$0.01
 ____________________________________

(1)
The Company calculates net income per share based on the weighted-average number of outstanding shares of common stock during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

(2)	The Company did not issue any Class S Shares prior to October 10, 2019.

	December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$15,234	$17,768	$18,970	$18,940
Net income	$1,161	$1,421	$188	$2,425
Net income attributable to the Company	$1,152	$1,413	$179	$2,414
Basic and diluted net income per share - Class D common stock (1)	$0.04	$0.05	$0.01	$0.08
Basic and diluted net income per share - Class T common stock (1)	$0.04	$0.05	$—	$0.07
Basic and diluted net income per share - Class I common stock (1)	$0.05	$0.05	$0.01	$0.08
 ____________________________________

(1)
The Company calculates net income per share based on the weighted-average number of outstanding shares of common stock during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

NOTE 17 — SUBSEQUENT EVENTS
Subsequent to December 31, 2019, there was a global outbreak of COVID-19. The global and domestic response to the COVID-19 outbreak continues to rapidly evolve. Thus far, certain responses to the COVID-19 outbreak have included mandates from federal, state and/or local authorities that required temporary closure of or imposed limitations on the operations of certain non-essential retailers. The COVID-19 outbreak and associated responses could negatively impact future tenant sales and operations at the Company’s properties, which could result in material impact to the Company’s future results of operations, cash flows and financial condition. The Company is unable to estimate the impact the novel coronavirus will have on its financial results at this time.
Disposition of Real Estate Assets
Subsequent to December 31, 2019, the Company disposed of one property for an aggregate gross sales price of $5.0 million, resulting in net proceeds of $4.8 million after closing costs, which approximated its net book value. No disposition fees were paid to CIM Income NAV Management or its affiliates in connection with the sale of this property and the Company has no continuing involvement with this property.
Subscription Agreement
On March 11, 2020, the general partner of CIM UII Onshore called on the Company’s subscription for $50 million of limited partnership interests in CIM UII Onshore.

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Change in Selling Commissions for D Shares
On February 28, 2020, the Company adopted the Second Amended and Restated Multiple Class Plan to reflect the elimination of upfront selling commissions on the Company’s D Shares.

CIM INCOME NAV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

					Gross Amount
					at Which
		Initial Costs to Company		Total	Carried At	Accumulated
			Buildings &	Adjustment	December 31, 2019	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(f) (g)	Acquired	Constructed
Real Estate Held for Investment:
24 Hour Fitness
Orlando, FL	(h)	$2,528	$7,272	$—	$9,800	$188	2/5/2019	2018
AAA Office Park
Hamilton, NJ	(h)	3,254	25,221	—	28,475	1,584	3/22/2018	2007
Advance Auto
Macomb Township, MI	(h)	718	1,146	—	1,864	249	12/20/2011	2009
Ravenswood, WV	(h)	150	645	(137)	658	—	6/17/2015	1996
Sedalia, MO	(h)	374	1,187	—	1,561	204	9/23/2013	2013
AK Steel
West Chester, OH	(h)	1,028	19,914	—	20,942	1,214	4/30/2018	2007
Algonac Plaza
Algonac, MI	(h)	1,097	7,718	—	8,815	1,405	8/30/2013	2002
Amcor Rigid Plastics
Ames, IA	$8,300	775	12,179	—	12,954	1,611	9/19/2014	1996
Apex Technologies
Mason, OH	(h)	997	11,657	—	12,654	746	12/19/2017	1999
Art Van Furniture
Monroeville, PA	(h)	1,023	9,607	—	10,630	572	11/22/2017	2004
York, PA	(h)	1,720	6,628	—	8,348	411	11/22/2017	1978
AutoZone					—
Jesup, GA	(h)	209	781	(114)	876	—	10/25/2016	2005
Vandalia, OH	532	778	—	—	778	—	10/10/2014	2014
BioLife Plasma Services					—
Fort Wayne, IN		691	2,662	—	3,353	244	12/16/2016	2007
Moorhead, MN		727	3,109	—	3,836	275	12/16/2016	2008
Bob Evans
Defiance, OH	(h)	391	1,674	—	2,065	159	4/28/2017	2011
Dover, OH	(h)	362	1,495	—	1,857	138	4/28/2017	2008
Dundee, MI	(h)	403	1,438	—	1,841	126	4/28/2017	2000
Hamilton, OH	(h)	393	1,305	—	1,698	122	4/28/2017	1997
Hummelstown, PA	(h)	1,184	1,165	—	2,349	97	4/28/2017	1994
Mayfield Heights, OH	(h)	721	919	—	1,640	87	4/28/2017	2003
Richmond, VA	(h)	785	688	—	1,473	58	4/28/2017	1990
Burger King					—
Midwest City, OK	765	576	413	—	989	55	9/30/2014	2015
Caliber Collision					—
Houston, TX	(h)	466	4,929	—	5,395	465	8/11/2016	2016
San Antonio, TX	(h)	196	2,918	—	3,114	247	1/19/2017	1963
Venice, FL	(h)	857	2,662	—	3,519	255	8/12/2016	2015
CarMax
Tinley Park, IL	15,800	3,282	21,974	—	25,256	1,623	6/27/2017	1998
Carrier Rental Systems					—
Houston, TX	2,800	749	3,832	—	4,581	521	9/4/2014	2006
Chili’s and Petsmart Center					—
Panama City, FL	(h)	1,371	4,411	(1,119)	4,663	—	12/10/2015	2005
Cottage Plaza
Pawtucket, RI	(h)	5,431	15,582	8	21,021	1,231	6/29/2017	2004

CIM INCOME NAV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

					Gross Amount
					at Which
		Initial Costs to Company		Total	Carried At	Accumulated
			Buildings &	Adjustment	December 31, 2019	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(f) (g)	Acquired	Constructed
CVS					—
Austin, TX	$1,830	$1,417	$1,579	$81	$3,077	$334	12/8/2011	1997
Erie, PA	(h)	1,007	1,157	63	2,227	240	12/9/2011	1999
Mansfield, OH	(h)	270	1,691	81	2,042	351	12/9/2011	1998
Wisconsin Rapids, WA	1,790	517	2,148	—	2,665	336	12/13/2013	2013
DaVita Dialysis					—
Austell, GA	(h)	581	2,359	—	2,940	342	5/6/2014	2009
Dollar General					—
Erie, IL	(h)	67	974	—	1,041	93	6/30/2016	2016
Gladwin, MI	780	121	1,119	—	1,240	179	1/24/2014	2013
Glasford, IL	(h)	167	904	—	1,071	87	6/24/2016	2016
Independence, MO	837	276	1,017	—	1,293	186	3/15/2013	2012
Lexington, MI	707	89	1,033	—	1,122	166	1/24/2014	2013
New Richland, MN	(h)	173	900	—	1,073	86	6/24/2016	2016
Ocala, FL	(h)	205	1,308	—	1,513	191	5/7/2014	2013
Pine River, MN	(h)	230	872	—	1,102	88	4/8/2016	2016
Redfield, SD	(h)	43	839	—	882	122	9/5/2014	2014
Stacy, MN	658	84	810	—	894	107	11/6/2014	2014
Starbuck, MN	(h)	76	946	—	1,022	94	4/15/2016	2016
St. Joseph, MO	(h)	197	972	—	1,169	176	4/2/2013	2013
Topeka, KS	794	176	882	—	1,058	126	10/22/2014	2014
Trimble, MO	(h)	212	802	—	1,014	75	6/30/2016	2016
Wheaton, MN	(h)	134	874	—	1,008	88	4/22/2016	2016
Winthrop, MN	(h)	130	876	—	1,006	88	4/8/2016	2016
Duluth Trading
Arlington, TX	(h)	1,123	3,859	—	4,982	168	8/16/2018	2018
Wichita, KS		1,252	3,405	—	4,657	63	5/17/2019	2019
Enid Crossing
Enid, OK	3,407	685	4,426	3	5,114	793	6/30/2014	2013
Family Dollar
Centreville, AL	(h)	50	1,122	—	1,172	167	4/29/2014	2013
Danville, VA	(h)	228	774	—	1,002	141	6/17/2014	2013
Darby, MT	881	244	889	—	1,133	133	9/30/2014	2014
Denton, NC	(h)	334	545	—	879	92	6/17/2014	2012
Deridder, LA	(h)	183	746	—	929	132	9/3/2014	2014
Hampton, AR	651	131	741	—	872	137	9/15/2014	2014
Londonderry, OH	(h)	65	1,078	—	1,143	180	9/3/2014	2014
Tatum, NM	700	130	805	—	935	134	3/31/2014	2014
West Portsmouth, OH	(h)	214	768	—	982	109	9/23/2014	2004
FedEx
Elko, NV	(h)	186	2,024	—	2,210	350	5/28/2013	2012
Spirit Lake, IA	(h)	115	2,501	—	2,616	401	12/12/2013	2013
Fresh Thyme
Indianapolis, IN	4,470	1,074	7,452	—	8,526	556	9/26/2017	2016
Worthington, OH	(h)	2,648	6,498	—	9,146	589	8/9/2016	2015
H&E Equipment Services
Albuquerque, NM	(h)	1,211	4,278	—	5,489	316	6/19/2018	2016
Fort Myers, FL	(h)	735	3,963	—	4,698	223	6/19/2018	2016
Suwanee, GA	(h)	1,020	3,505	—	4,525	175	6/19/2018	2016
Hobby Lobby
Cadillac, MI	(h)	480	4,382	—	4,862	220	6/22/2018	2017

CIM INCOME NAV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

					Gross Amount
					at Which
		Initial Costs to Company		Total	Carried At	Accumulated
			Buildings &	Adjustment	December 31, 2019	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(f) (g)	Acquired	Constructed
Hobby Lobby (continued)
Sedalia, MO	(h)	$478	$3,976	$—	$4,454	$204	3/15/2018	2016
Watertown, SD	(h)	565	4,252	—	4,817	241	2/22/2018	2016
Willmar, MN	(h)	1,289	3,721	—	5,010	225	2/22/2018	2017
Jewel-Osco
Spring Grove, IL	(h)	739	9,530	—	10,269	309	11/14/2018	2007
Wood Dale, IL	(h)	3,368	6,146	—	9,514	199	11/14/2018	1995
JOANN
Roseville, MI	(h)	506	2,747	—	3,253	543	9/30/2013	2013
Kloeckner
University Park, IL	(h)	816	11,887	—	12,703	396	11/7/2018	2016
Kum & Go
Cedar Rapids, IA	$1,501	630	1,679	—	2,309	297	5/3/2013	2011
LA Fitness
Pawtucket, RI	(h)	5,556	7,071	—	12,627	930	10/11/2016	2015
Rock Hill, SC	(h)	630	7,858	—	8,488	670	4/6/2017	2015
Lowe’s
Fremont, OH	5,312	1,287	7,125	278	8,690	1,346	12/11/2013	1996
North Dartmouth, MA	(h)	7,334	11,976	—	19,310	1,257	1/4/2017	2004
Marshalls
Wilkesboro, NC	(h)	968	1,775	155	2,898	174	10/20/2016	1999
Mattress Firm
Fairview Park, OH	(h)	646	830	—	1,476	131	6/16/2014	2014
Gadsden, AL	(h)	393	1,413	—	1,806	245	6/10/2013	2012
Mattress Firm & Panera Bread
Elyria, OH	(h)	1,100	2,836	—	3,936	328	4/7/2016	2015
Mister Carwash
Hudson, FL	(h)	1,014	843	—	1,857	69	10/19/2016	2007
Spring Hill, FL	(h)	961	1,156	—	2,117	95	10/19/2016	2008
National Tire & Battery
Conyers, GA	1,657	522	1,845	—	2,367	258	9/26/2014	1995
Natural Grocers
Prescott, AZ	2,367	795	2,802	—	3,597	544	5/6/2013	2012
North Lake Square
Gainesville, GA	13,365	1,318	22,598	—	23,916	1,618	7/26/2017	2015
Northern Tool
Hoover, AK	(h)	691	2,150	—	2,841	316	8/15/2014	2014
O'Reilly Auto Parts
Decatur, GA	(h)	491	985	—	1,476	85	9/12/2016	2007
Fayetteville, NC	(h)	132	1,246	—	1,378	182	3/18/2014	2012
PetSmart
Lexington, NC	(h)	605	3,162	—	3,767	303	1/27/2017	2016
McAllen, TX	2,924	1,961	1,994	—	3,955	434	9/30/2014	1995
Procter & Gamble
Fayetteville, AR	(h)	1,757	8,663	485	10,905	454	4/2/2018	2006
Raising Canes
Avondale, AZ	(h)	1,435	1,857	—	3,292	261	5/23/2014	2013
Republic Services
Scottsdale, AZ		10,961	32,089	2,040	45,090	428	8/16/2019	1999
Sam’s Club
Timonium, MD	9,150	6,194	11,042	—	17,236	1,312	11/28/2016	2000
Sherwin-Williams
Pigeon Forge, TN	(h)	392	661	—	1,053	57	11/1/2016	2015

CIM INCOME NAV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

					Gross Amount
					at Which
		Initial Costs to Company		Total	Carried At	Accumulated
			Buildings &	Adjustment	December 31, 2019	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(f) (g)	Acquired	Constructed
Sleepy’s					—
Roanoke Rapids, NC	(h)	$238	$1,267	$—	$1,505	$146	8/17/2015	2015
Steinhafels
Madison, WI		3,257	11,607	—	14,864	207	5/1/2019	1994
SuperValu
Oglesby, IL	(h)	1,190	14,098	—	15,288	532	7/23/2018	1996
Tailwinds
Denton, TX	(h)	884	7,747	—	8,631	1,036	9/30/2014	2013
Tellico Greens
Loudon, TN	$3,000	823	3,959	—	4,782	626	12/20/2013	2008
Tempe Commerce
Tempe, AZ	(h)	1,975	12,512	312	14,799	856	12/22/2017	1998
Tempe, AZ	(h)	1,872	10,758	—	12,630	464	9/17/2018	1998
Teradata
Miami Township, OH	(h)	1,161	9,181	—	10,342	920	12/12/2016	2010
The Toro Company
Windom, MN	(h)	73	8,708	—	8,781	807	5/19/2016	2016
Time Warner
Streetsboro, OH	3,543	811	3,849	—	4,660	538	9/30/2014	2003
Tire Centers
Decatur, AL	1,311	208	1,329	—	1,537	196	10/3/2014	1998
Title Resource Group					—
Mt. Laurel, NJ	9,240	2,188	12,380	—	14,568	2,033	11/24/2015	2004
TJ Maxx
Danville, IL	(h)	271	2,528	—	2,799	499	9/23/2013	2013
Triangle Town Place
Raleigh, NC	16,400	4,694	23,044	—	27,738	1,879	12/15/2016	2004
Vacant
Larned, KS	(h)	49	1,727	(918)	858	—	6/30/2014	2008
Nephi, UT	(h)	180	2,872	(1,171)	1,881	—	3/4/2016	2015
Phoenix, AZ	(h)	550	956	—	1,506	151	2/26/2014	2014
Valeo North American HQ
Troy, MI	(h)	1,564	11,662	—	13,226	839	2/9/2018	2000
Valeo Production Facility
East Liberty, OH	(h)	268	5,564	—	5,832	399	6/2/2017	2016
Valvoline HQ
Lexington, KY	(h)	5,204	31,112	—	36,316	1,882	3/1/2018	2017
Walgreens
Coweta, OK	2,600	725	3,246	—	3,971	452	6/30/2014	2009
Reidsville, NC	3,603	610	3,801	—	4,411	789	12/8/2011	2008
St. Louis, MO	2,534	307	3,205	—	3,512	433	8/8/2014	2007
Walmart
Randallstown, MD	14,250	7,748	22,021	—	29,769	1,795	5/17/2017	2012
Weasler Engineering
West Bend, WI	(h)	600	12,732	—	13,332	505	6/22/2018	1957
West Marine
Mystic, CT	(h)	1,168	3,132	—	4,300	378	9/11/2015	2014
	$138,459	$145,668	$655,866	$47	$801,581	$54,794
 ____________________________________

(a)	As of December 31, 2019, the Company owned 100 retail, six anchored shopping centers, 11 industrial and distribution and 11 office properties.

CIM INCOME NAV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

(b)	Consists of capital expenditures and real estate development costs, and impairment charges.

(c)	Gross intangible lease assets of $112.7 million and the associated accumulated amortization of $26.1 million are not reflected in the table above.

(d)	The aggregate cost for federal income tax purposes was approximately $807.0 million.

(e)	The following is a reconciliation of total real estate carrying value for the years ended December 31:

	2019	2018	2017
Balance, beginning of period	$798,969	$618,085	$406,447
Additions
Acquisitions	72,371	221,951	219,584
Improvements	2,751	472	598
Total additions	$75,122	$222,423	$220,182
Deductions
Dispositions	(68,722)	(39,272)	—
Impairments	(3,788)	(2,267)	(227)
Reclassified to assets held for sale	—	—	(8,317)
Total deductions	$(72,510)	$(41,539)	$(8,544)
Balance, end of period	$801,581	$798,969	$618,085
(f)The following is a reconciliation of accumulated depreciation for the years ended December 31:

	2019	2018	2017
Balance, beginning of period	$41,645	$26,073	$14,768
Additions
Acquisitions - depreciation expense	18,468	17,099	11,537
Improvements - depreciation expense	1,769	1,327	544
Total additions	$20,237	$18,426	$12,081
Deductions
Impairments	(1,230)	—	(10)
Dispositions	(5,858)	(2,854)	—
Reclassified to assets held for sale	—	—	(766)
Total deductions	$(7,088)	$(2,854)	$(776)
Balance, end of period	$54,794	$41,645	$26,073

(g)
The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, buildings are depreciated over 40 years, site improvements are amortized over 15 years, and tenant improvements are amortized over the remaining life of the lease or the useful life, whichever is shorter.

(h)	Part of the Credit Facility’s Borrowing Base. As of December 31, 2019, the Company had $212.5 million outstanding under the Credit Facility.