Form 10-K/A
period 2019-12-31
CIM INCOME NAV, INC.
filed 2020-04-24
CIK 1498542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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
As of April 17, 2020, there were approximately 16.8 million shares of Class D common stock, approximately 14.4 million shares of Class T common stock, approximately 7,000 shares of Class S common stock, and approximately 955,000 shares of Class I common stock, par value $0.01 each, of CIM Income NAV, Inc. outstanding.

EXPLANATORY NOTE
CIM Income NAV, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2020 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference to our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by us within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.
In accordance with Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have also amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from our principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.
Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our other filings made with the SEC subsequent to the filing of the Original Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
In accordance with applicable law and our charter and bylaws, the business and affairs of the Company are managed under the direction of our board of directors. Our board of directors consists of seven directors, four of whom are independent directors. Our board of directors has formed three committees: the audit committee; the valuation, compensation and affiliate transactions committee; and the nominating and corporate governance committee.
As of the date of this report, our directors and executive officers, their ages and their positions and offices are as follows:

Name	Age	Position(s)
Richard S. Ressler	61	Chairman of the Board, Chief Executive Officer and President
George N. Fugelsang	79	Independent Director
W. Brian Kretzmer	67	Independent Director
Richard J. Lehmann	76	Independent Director
Avraham Shemesh	58	Director
Roger D. Snell	64	Independent Director
Elaine Y. Wong	40	Director
Richard S. Ressler has served as our chief executive officer, president and a director since February 2018, and as the chairman of our board of directors and a member of the nominating and corporate governance committee since August 2018. Mr. Ressler also has served as vice president of CIM Income NAV Management, LLC (“CIM Income NAV Management”), our advisor, since February 2018. In addition, Mr. Ressler serves or served in the following positions for CCO Group, LLC and its affiliates (collectively, “CCO Group”) and certain other programs sponsored by CCO Group:

Entity	Position(s)	Dates
CIM Real Estate Finance Trust, Inc. (f/k/a Cole Credit Property Trust IV, Inc.) (“CMFT”) and Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”)	Chief executive officer, president and director Chairman of the board	February 2018 – Present August 2018 – Present
Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”)	Director	January 2019 – Present
Cole Credit Property Trust V, Inc. (“CCPT V”)	Director	January 2019 – October 2019
CIM Real Estate Finance Management, LLC (f/k/a Cole REIT Management IV, LLC) (“CMFT Management”); Cole Corporate Income Management II, LLC (“CCI II Management”); Cole Corporate Income Management III, LLC (“CCI III Management”); Cole REIT Management V, LLC (“CCPT V Management”); CREI Advisors, LLC (“CREI Advisors”); and CCO Group, LLC
	Vice president	February 2018 – Present
Mr. Ressler is the founder and President of Orchard Capital Corp. (“Orchard Capital”), a firm through which Mr. Ressler oversees companies in which Orchard Capital or its affiliates invest. Through his affiliation with Orchard Capital, Mr. Ressler serves in various senior capacities with, among others, CIM Group, LLC (“CIM”), a vertically-integrated owner and operator of real assets, and the indirect parent of our sponsor, advisor, dealer manager and property manager; Orchard First Source Asset Management (together with its controlled affiliates, “OFSAM”), a full-service provider of capital and leveraged finance solutions to U.S. corporations; and OCV Management, LLC (“OCV”), an investor, owner and operator of technology companies. Mr. Ressler also serves as a board member for various public and private companies in which Orchard Capital or its affiliates invest, including as chairman of j2 Global, Inc. (NASDAQ: JCOM), director of Presbia PLC (NASDAQ: LENS), and chairman of CIM Commercial Trust Corporation (NASDAQ: CMCT) (“CMCT”), a real estate investment trust that acquires, owns and operates office investments and is operated by affiliates of CIM. Mr. Ressler served as Chairman and CEO of JCOM from 1997 to 2000 and, through an agreement with Orchard Capital, currently serves as its non-executive Chairman. Mr. Ressler has served as a director of LENS since January 2015 and as chairman of CMCT since March 2014. Mr. Ressler co-founded CIM in 1994 and, through an agreement with Orchard Capital, chairs its executive, investment, credit, allocation and asset management committees. Mr. Ressler co-founded the predecessor of OFSAM in 2001 and, through an agreement with

Orchard Capital, chairs its executive committee. Mr. Ressler co-founded OCV in 2016 and, through an agreement with Orchard Capital, chairs its executive committee. Prior to founding Orchard Capital, from 1988 until 1994, Mr. Ressler served as Vice Chairman of Brooke Group Limited, the predecessor of Vector Group, Ltd. (NYSE: VGR) and served in various executive capacities at VGR and its subsidiaries. Prior to VGR, Mr. Ressler was with Drexel Burnham Lambert, Inc., where he focused on merger and acquisition transactions and the financing needs of middle-market companies. Mr. Ressler began his career in 1983 with Cravath, Swaine and Moore LLP, working on public offerings, private placements, and merger and acquisition transactions. Mr. Ressler holds a B.A. from Brown University, and J.D. and M.B.A. degrees from Columbia University. Mr. Ressler was selected to serve as a director because of his extensive real estate, business management and finance experience and expertise, in addition to his leadership roles at several public companies, all of which are expected to bring valuable insight to the board of directors.
George N. Fugelsang has served as a director and a member of our audit committee since September 2011, and as chairman of our valuation, compensation and affiliate transactions committee and a member of our nominating and corporate governance committee since August 2018. He previously served as non-executive chairman of our board of directors from June 2015 until August 2018. Mr. Fugelsang served as a member of the board of directors, audit committee and compensation committee of Cole Credit Property Trust II, Inc. (“CCPT II”) from May 2010, June 2010 and May 2011, respectively, until CCPT II’s merger with Spirit Realty Capital, Inc. in July 2013. From 1994 through 2001, Mr. Fugelsang was chief executive officer of Dresdner Kleinwort Benson North America, the U.S.-based investment banking business of Dresdner Bank AG, where he was responsible for all of Dresdner Bank AG’s activities in North America. From 1996 until 2001, Mr. Fugelsang was also chairman of the board of Dresdner Bank Mexico, S.A., chairman of the board of Dresdner Bank Canada and a member of the board of directors of Dresdner RCM Global Investors LLC. Mr. Fugelsang served on the board of managers of Mrs. Fields’ Famous Brands, LLC from May 2004 until July 2008. Mr. Fugelsang also served on the boards of trustees of the Institute of International Bankers and the Thunderbird School of Global Management, and as a member of the board of directors of Advanced Research Technologies of Montreal, Canada. He was also a member of the board of the New York City Partnership, the German American Chamber of Commerce, Inc., and a director of the Foreign Policy Association in New York. Mr. Fugelsang formerly served on the advisory board of the Monterey Institute of International Studies, an affiliate of Middlebury College. Mr. Fugelsang was selected to serve as a director because of his experience as the chief executive officer of an investment bank, his extensive financing experience and his general business accomplishments, all of which are expected to bring valuable insight to the board of directors.
W. Brian Kretzmer has served as an independent director of our company since February 2018, and a member of our audit committee and our valuation, compensation and affiliate transactions committee since August 2018. In addition, Mr. Kretzmer serves in the following positions for certain other programs sponsored by CCO Group:

Entity	Position(s)	Dates
CCIT III and CMFT	Independent director	February 2018 – Present
Mr. Kretzmer currently operates his own consultancy practice and is an investor in several private firms where he serves in multiple capacities. From 1999 to 2006, Mr. Kretzmer was Chief Executive Officer of MAI Systems Corporation (which operated principally through its subsidiary Hotel Information Systems), a provider of enterprise management solutions for lodging organizations. He also served as Chief Financial Officer of MAI Systems Corporation from 1993 to 1996 and 1999 to 2000. Mr. Kretzmer is a thirty-year veteran in technology industries. Mr. Kretzmer has also served as a director of j2 Global, Inc. since July 2007. Mr. Kretzmer holds a B.A. from Montclair State University and an M.B.A. from Farleigh Dickinson University. Mr. Kretzmer was selected to serve as a director because of his extensive operational and financial perspective and accounting expertise, in addition to his leadership roles at MAI Systems Corporation, all of which are expected to bring valuable insight to the board of directors.
Richard J. Lehmann has served as one of our independent directors since January 2012 and as the chairman of the nominating and corporate governance committee and a member of the valuation, compensation and affiliate transactions Committee since August 2018. He served as the founding principal of The Biltmore Bank of Arizona from 2002 to 2018, and previously served as chairman of Bank Capital Corporation, its former holding company, from 2002 until 2012. In 2012, The Biltmore Bank of Arizona was sold to Grandpoint Capital, Inc., a bank holding company headquartered in California. Mr. Lehmann served on the board of directors of Grandpoint Capital from 2012 until it was sold to Pacific Premier Bancorp, Inc. (NASDAQ: PPBI) in 2018. Mr. Lehmann began his banking career with Citibank in 1969. When he left Citibank in 1988 he was senior corporate officer for Europe, Middle East and Africa. In 1988, he became chairman and chief executive officer of Valley National Bank of Arizona and served in that capacity until the bank was sold to Banc One Corporation in 1993. Mr. Lehmann remained with the combined company and was appointed president and chief operating officer of Banc One and as a member of its board of directors in 1995. Following the merger of Banc One with First Chicago NBD Corporation to form

Bank One Corporation in 1998, Mr. Lehmann served as vice chairman of the combined entity with responsibility for all consumer banking activities until his retirement on December 31, 1999. Mr. Lehmann also serves as director and chairman of the finance and investments committee of the TGen Foundation. He previously served on the boards of Knight-Swift Transportation, eFunds Corporation, iCrossing, Inc., Moore Corporation, and the Thunderbird School of Global Management. Prior civic activities include board participation with the Phoenix Art Museum, Ohio State University Hospital, Greater Phoenix Leadership, United Way of Greater Phoenix (campaign Chairman), and The Nature Conservancy of Arizona. Mr. Lehmann received an M.B.A and B.A. from the University of Washington. Mr. Lehmann was selected to serve as a director because of his experience as a financial services industry executive, with strong leadership, finance and global experience, all of which are expected to bring valuable insight to the board of directors.
Avraham Shemesh has served as a director since January 2019. Mr. Shemesh has also served as president and treasurer of CIM Income NAV Management since February 2018. In addition, Mr. Shemesh serves in the following positions for CCO Group and certain other programs sponsored by CCO Group:

Entity	Position(s)	Dates
CCIT II	Chief executive officer and president Chairman of the Board	February 2018 – Present August 2018 – Present
CCPT V	Chief executive officer and president Director Chairman of the Board	February 2018 – Present March 2018 – Present August 2018 – Present
CCIT III	Director	January 2019 – Present
CMFT	Director	March 2019 – Present
CCPT V Management; CCI III Management; CMFT Management; CCI II Management; CCO Group, LLC; and CREI Advisors	President and treasurer	February 2018 – Present
Mr. Shemesh is a Co-Founder and Principal of CIM, with more than 25 years of active real estate, infrastructure and lending experience. Since co-founding CIM in 1994, Mr. Shemesh has been instrumental in building the firm’s real estate, infrastructure and debt platforms. He serves on CIM’s Investment and Real Assets Management Committees, providing guidance on the diverse opportunities available across CIM’s various platforms. Mr. Shemesh is responsible for CIM’s long-time relationships with strategic institutions and oversees teams essential to acquisitions, portfolio management and internal and external communication. Since March 2014, Mr. Shemesh also has served as a director of CMCT, a real estate investment trust that acquires, owns and operates office investments and is operated by affiliates of CIM. Prior to CIM, Mr. Shemesh was involved in a number of successful entrepreneurial real estate activities, including co-founding Dekel Development, which developed a wide variety of commercial and multifamily properties in Los Angeles. Mr. Shemesh was selected to serve as a director because of his significant experience with the real estate acquisition process and strategic planning as a result of his experience with CIM, including as a Co-Founder thereof, as well as his leadership roles at CIM and CMCT, all of which are expected to bring valuable insight to the board of directors.
Roger D. Snell has served as a director and as the chairman of the audit committee since September 2011, and as a member of the valuation, compensation and affiliate transactions committee since August 2018. Mr. Snell has been chief investment officer of Veritas Investments, a multi-family real estate investment firm, since January 2012. From February 2003 until June 2012, Mr. Snell was the managing director of SIP Investment Partners, a commercial real estate investment firm. From February 1997 to June 2002, Mr. Snell was president and chief executive officer of Peregrine Real Estate Investment Trust, a publicly-traded commercial real estate and hotel property REIT that was reorganized into a private company named WinShip Properties. In 1996, prior to joining Peregrine, Mr. Snell was managing director of Snell & Co., LLC, an investment advisory firm, and president and chief executive officer of Perini Investment Properties, a publicly traded REIT focusing on commercial real estate and hotel properties (later renamed Pacific Gateway Properties), from January 1993 to January 1996. Prior to joining Perini, Mr. Snell held various leadership positions in other commercial real estate investment and development companies. Mr. Snell received an M.B.A from Harvard Business School and a B.S. degree from the University of California, Berkeley. Mr. Snell was selected to serve as a director because of his experience as a real estate industry executive with executive investment, capital markets and portfolio management expertise, all of which are expected to bring valuable insight to the board of directors.

Elaine Y. Wong has served as a director since October 2019. In addition, since October 2019, Ms. Wong has also served as a director of CCIT II, CCPT V and CMFT. Ms. Wong has served as a Principal of CIM and a member of its Investment Committee since February 2015, and as CIM’s Head of Marketing & Communications since May 2018. From February 2015 to April 2018, Ms. Wong served as CIM’s Global Head of Partner & Co-Investor Relations. She served at CIM from February 2012 to January 2015 as 1st Vice President, Global Head of Fundraising and Investor Relations, from February 2010 to January 2012 as Vice President, Fundraising & Investor Relations, and from April 2007 to January 2010 as Associate, Investor Relations. Prior to joining CIM, Ms. Wong served from May 2005 to March 2007 as an Associate at Perry Capital, LLC, and from July 2001 to April 2005 as an Analyst, and then Associate in the Equities Division, Financial and Strategic Management, of Goldman Sachs & Co. Ms. Wong received her Bachelor of Science degree in Accounting and Finance from New York University, Leonard N. Stern School of Business. Ms. Wong was selected to serve as a director because of her experience as a principal of CIM Group and her expertise in investor relations, marketing and communications strategy, as well as her background leading CIM’s fundraising efforts, all of which are expected to bring valuable insight to the board of directors.
Board Meetings and Annual Stockholder Meeting
The board of directors held five meetings during the fiscal year ended December 31, 2019. Each director attended all of the meetings of our board of directors, and all of the meetings of the committees on which he or she served, held during the period for which he or she served as a director during the fiscal year ended December 31, 2019. Although we do not have a formal policy regarding attendance by members of our board of directors at our Annual Meeting of Stockholders, we encourage all of our directors to attend. All of our directors serving at the time of our 2019 Annual Meeting of Stockholders attended our 2019 Annual Meeting of Stockholders either in person or by telephone.
Independence
As required by our charter, a majority of the members of our board of directors must qualify as “independent” as affirmatively determined by the board. Consistent with our charter and applicable securities and other laws and regulations regarding the definition of “independent,” including the requirements of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts, after review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, our senior management and our independent registered public accounting firm, the board has determined that Messrs. Fugelsang, Kretzmer, Lehmann and Snell, who comprise a majority of our board, qualify as independent directors. Although our shares are not listed for trading on any national securities exchange, our independent directors also meet the current independence and qualifications requirements of the New York Stock Exchange.
Board Committees
The board of directors has established a committee structure that includes an audit committee, a valuation, compensation and affiliate transactions committee and a nominating and corporate governance committee. The audit committee and valuation, compensation and affiliate transactions committee are each comprised solely of independent directors, and a majority of the members of the nominating and corporate governance committee are independent directors.
Audit Committee
The audit committee is comprised of Mr. Snell, Mr. Fugelsang and Mr. Kretzmer, all of whom are independent directors. Mr. Snell serves as the chairman of the audit committee. The audit committee reports regularly to the full board. The audit committee meets periodically during the year, usually in conjunction with regular meetings of the board. The audit committee, by approval of at least a majority of the members, selects the independent registered public accounting firm to audit our annual financial statements, reviews with the independent registered public accounting firm the plans and results of the audit engagement, approves the audit and non-audit services provided by the independent registered public accounting firm, reviews the independence of the independent registered public accounting firm, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls. Our board of directors has adopted a charter for the audit committee that sets forth its specific functions and responsibilities. The audit committee charter can be located on our sponsor’s website at www.cimgroup.com/investment-strategies/individual/managed-reit-corporate-governance by clicking on “INAV.”
Although our shares are not listed for trading on any national securities exchange, all members of the audit committee meet the current independence and qualifications requirements of the New York Stock Exchange, as well as our charter and applicable rules and regulations of the SEC. While each member of the audit committee has significant financial experience, the board of directors has determined that Mr. Snell and Mr. Kretzmer satisfy the SEC’s requirements for an “audit committee financial expert” and has designated Mr. Snell and Mr. Kretzmer as our audit committee financial experts. The audit committee met four times during 2019.

Valuation, Compensation and Affiliate Transactions Committee
The valuation, compensation and affiliate transactions committee is comprised solely of our independent directors, Messrs. Fugelsang, Kretzmer, Lehmann and Snell. Mr. Fugelsang serves as the chairman of the committee. The committee met one time during 2019. Our board of directors has adopted a charter for the valuation, compensation and affiliate transactions committee that sets forth its specific functions and responsibilities. The charter of the valuation, compensation and affiliate transactions committee is available on our sponsor’s website at www.cimgroup.com/investment-strategies/individual/managed-reit-corporate-governance by clicking on “INAV.”
The primary purposes of the committee are to: (1) assist the board of directors in satisfying its obligations with respect to matters related to the Company’s net asset value (“NAV”), including periodic review of the Company’s valuation policies; (2) oversee the Company’s compensation programs, including plans and programs relating to cash compensation, incentive compensation, equity-based awards and other benefits and perquisites and to administer any such plans or programs as required by the terms thereof; (3) perform an annual or more frequent review of the advisory agreement between the Company and its advisor, CIM Income NAV Management, and/or its affiliates, and any amendments thereto, and review the performance of CIM Income NAV Management and determine whether compensation paid to it is reasonable in relation to the nature and quality of services performed and the investment performance of the Company, and that the provisions of the advisory agreement are being carried out by the advisor; (4) consider for approval any other agreements and transactions between the Company and/or its subsidiaries on the one hand and any of (i) the advisor, (ii) CIM and/or its subsidiaries, (iii) a director or officer of the Company, or (iv) an affiliate of the foregoing, on the other hand; and (5) consider the approval of all other matters required to be approved by the independent directors. Notwithstanding the scope of the committee’s responsibilities under the charter with respect to compensation matters, our executive officers, including our principal financial officer, and non-independent directors do not receive compensation directly from us for services rendered to us, and we do not pay any compensation directly to our executive officers or non-independent directors.
Nominating and Corporate Governance Committee
The nominating and corporate governance committee consists of three directors, Messrs. Fugelsang, Lehmann and Ressler, with Mr. Lehmann serving as the chairman of the committee. A majority of the members of the nominating and corporate governance committee are independent directors; Mr. Ressler, our chief executive officer and president, is the sole non-independent director serving on the nominating and corporate governance committee. The committee met three times during 2019. Our board of directors has adopted a charter for the nominating and corporate governance committee that sets forth its specific functions and responsibilities. The charter of the nominating and corporate governance committee is available on our sponsor’s website at www.cimgroup.com/investment-strategies/individual/managed-reit-corporate-governance by clicking on “INAV.”
The primary purposes of the nominating and corporate governance committee are to: (1) at the request of the board of directors, review and make recommendations to the board of directors regarding the size, structure and composition of the board of directors and its committees; (2) establish criteria for the selection of directors to serve on the board; (3) identify and evaluate individuals believed to be qualified to become board members, including persons suggested by the Company’s stockholders or others on a substantially similar basis as it considers other nominees, and conduct appropriate inquiries into the independence, background and qualifications of such possible candidates, including all applicable requirements contained in the Company’s charter; (4) recommend prospective candidates to the board for nomination by the board at each annual meeting of the stockholders or any special meeting of the stockholders at which directors are to be elected, and for any vacancies or newly created directorships on the board of directors; (5) make recommendations to the board of directors regarding members to serve on committees of the board of directors, taking into account the experience and expertise of each individual director; (6) review on an annual basis the Company’s codes of ethics for independent directors and the principal executive officer and senior financial officers, respectively, as well as such other governance documents and policies that may be adopted by the Company from time to time; and (7) advise and make recommendations to the board of directors on corporate governance and all matters pertaining to the role of the board of directors and the practices and the performance of its directors.
The nominating and corporate governance committee and the board of directors annually review the appropriate experience, skills and characteristics required of board members in the context of the then-current membership of the board, with the objective of assembling a group that can best perpetuate the success of the business and represent stockholder interests through the exercise of sound judgment using its diversity of experience in a variety of areas. This assessment includes, in the context of the perceived needs of the board at that time, issues of knowledge, experience, judgment and skills such as an understanding of the real estate industry or brokerage industry or accounting or financial management expertise. Other considerations include the candidate’s independence from conflicts of interest with the Company and the ability of the candidate to attend board meetings regularly and to devote an appropriate amount of effort in preparation for those meetings. A majority of our directors must be independent, as defined in our charter. Moreover, as required by our charter, at least one of our independent directors must have at least three years of relevant real estate experience, and each director must have at least three years of relevant experience demonstrating the knowledge and experience required to successfully acquire and manage the type of assets we acquire and manage.
Historically, our board of directors has solicited candidate recommendations from its own members and management of the Company. The Company has not employed and does not currently employ or pay a fee to any third party to identify or evaluate, or assist in identifying or evaluating, potential director nominees, although we are not prohibited from doing so if we determine such action to be in the best interests of the Company. Our nominating and corporate governance committee and board of directors also will consider recommendations made by stockholders for director nominees who meet the established director criteria set forth above. In evaluating the persons recommended as potential directors, our nominating and corporate governance committee and board of directors will consider each candidate without regard to the source of the recommendation and take into account those factors that our board of directors determines are relevant. Stockholders may directly nominate potential directors (without the recommendation of our board of directors) by satisfying the procedural requirements for such nomination as provided in Article II, Section 11 of our bylaws.
In considering possible candidates for election as a director, the nominating and corporate governance committee and the board of directors are guided by the principles that each director should (i) be an individual of high character and integrity; (ii) be accomplished in his or her respective field, with superior credentials and recognition; (iii) have relevant expertise and experience upon which to base advice and guidance to management in the conduct of our real estate investment and management activities; (iv) have sufficient time available to devote to our affairs; and (v) represent the long-term interests of our stockholders as a whole. Our nominating and corporate governance committee and board of directors may also consider an assessment of its diversity, including factors such as, but not limited to, age, geography, gender and ethnicity. While we do not have a formal diversity policy, we believe that the backgrounds and qualifications of our directors, considered as a group, should provide a significant composite mix of experience, knowledge and abilities that will allow our board of directors to fulfill its responsibilities.
Communication with Directors
We have established procedures for stockholders or other interested parties to communicate directly with our board of directors. Such parties can contact the board by mail at: Chairman of the Board of Directors of CIM Income NAV, Inc., c/o Corporate Secretary, 2398 East Camelback Road, 4th Floor, Phoenix, Arizona 85016.
The chairman of the board of directors will receive all communications made by these means, and will distribute such communications to such member or members of our board of directors as he deems appropriate, depending on the facts and circumstances outlined in the communication received.
Board Leadership Structure
Richard S. Ressler serves as both the chairman of our board of directors and our chief executive officer. In addition, all of the independent directors are members of the valuation, compensation and affiliate transactions committee, which is chaired by Mr. Fugelsang, our former chairman, and considers matters for which the oversight of our independent directors is key, including matters relating to the valuation of the Company’s common stock, review of the performance and fees paid to the advisor, and review and approval of any transactions with affiliates.
Our board of directors has the authority to select the leadership structure it considers appropriate, considering many factors including the specific needs of our business and what is in the best interests of our stockholders. The independent directors have determined that the most effective board of directors leadership structure for the Company at the present time is for the chief executive officer to also serve as chairman of the board of directors. The independent directors believe that, because the chief executive officer is ultimately responsible for the day-to-day operation of the Company and for executing the Company’s strategy, and because the performance of the Company is an integral part of board deliberations, the chief executive officer is the director best qualified to act as chairman of the board of directors.
The board of directors retains the authority to modify this structure to best address the Company’s unique circumstances, and to advance the best interests of all stockholders, as and when appropriate. The board of directors believes that the current board leadership structure is the most appropriate at this time, given the specific characteristics and circumstances of the Company. With the assistance of the nominating and corporate governance committee, the board of directors will continue to monitor the corporate governance practices of the Company, including the leadership structure of its board of directors.
In addition, although we do not have a lead independent director, in light of the function and make-up of the valuation, compensation and affiliate transactions committee, and for the reasons further set forth below, the board of directors believes that its current corporate governance practices achieve independent oversight and management accountability. Our governance practices provide for strong independent leadership, independent discussion among directors and for independent evaluation of and communication with our executive officers, as well as the officers and key personnel of our advisor. Some of the relevant processes and other corporate governance practices include:

•
A majority of our directors are independent directors. Each director is an equal participant in decisions made by the full board of directors. In addition, all matters that relate to our sponsor, our advisor or any of their affiliates must be approved by a majority of the independent directors. The audit committee and the valuation, compensation and affiliate transactions committee are comprised entirely of independent directors.

•	Each of our directors is elected annually by our stockholders.

•
Our advisor has a one-year contract, with an annual review by, and renewal subject to the approval of, our board of directors. The fees paid to our advisor must be deemed reasonable, as determined by our independent directors, on an annual basis.

The Board’s Role in Risk Oversight
The board of directors oversees our stockholders’ interest in the long-term health and the overall success of the Company and its financial strength.
The board of directors is actively involved in overseeing risk management for the Company. It does so, in part, through its oversight of our property acquisitions and assumptions of debt, as well as its oversight of our Company’s executive officers and our advisor. In particular, the board of directors may determine at any time to terminate the advisor, and must evaluate the performance of the advisor, and re-authorize the advisory agreement, on an annual basis.
In addition, the audit committee is responsible for assisting the board of directors in overseeing the Company’s management of risks related to financial reporting. The audit committee has general responsibility for overseeing the accounting and financial processes of the Company, including oversight of the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements and the adequacy of the Company’s internal control over financial reporting. In addition, we have adopted policies and procedures with respect to complaints related to accounting, internal accounting controls or auditing matters, which enables anonymous and confidential submission of complaints that the audit committee shall discuss with management. Further, in connection with the annual audit of the Company’s financial statements, the audit committee conducts a detailed review with the Company’s independent auditors of the accounting policies used by the Company and its financial statement presentation.
Code of Business Conduct and Ethics
Our board of directors has adopted a Code of Ethics for Principal Executive Officer and Senior Financial Officers (the “Code of Business Conduct and Ethics”) that is applicable to our principal executive officer, principal financial officer and principal accounting officer. The policy may be located on our sponsor’s website at www.cimgroup.com/investment-strategies/individual/managed-reit-corporate-governance by clicking on “INAV.” If, in the future, we amend, modify or waive a provision in the Code of Business Conduct and Ethics, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on our sponsor’s website as necessary.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation of Directors
Summary
Directors who are also officers or employees of the Company, our advisor or their affiliates (Messrs. Ressler and Shemesh and Ms. Wong) do not receive any special or additional remuneration for service on the board of directors or any of its committees. Each independent director receives compensation for service on the board of directors and any of its committees as provided below:

•	an annual board membership retainer of $90,000; and

•	an additional annual retainer for each committee on which a director serves equal to $25,000 for the committee chair and $15,000 for other members of the committee.
Each director’s aggregate annual board compensation will be paid 75% in cash (in four quarterly installments) and 25% will be paid in the form of an annual grant of restricted Class D Shares based on the then-current per share NAV at the time of grant pursuant to the CIM Income NAV, Inc. 2018 Equity Incentive Plan (the “Equity Plan”), as further described below. Restricted stock grants issued pursuant to the Equity Plan will generally vest one year from the date of the grant. In addition, all directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.
Director Compensation Table
The following table sets forth certain information with respect to our director compensation during the fiscal year ended December 31, 2019:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total Compensation ($)
Richard S. Ressler	$—	$—	$—	$—	$—
George N. Fugelsang	$108,750	$36,250	$—	$—	$145,000
W. Brian Kretzmer	$90,000	$30,000	$—	$—	$120,000
Richard J. Lehmann	$97,500	$32,500	$—	$—	$130,000
Avraham Shemesh	$—	$—	$—	$—	$—
Roger D. Snell	$97,500	$32,500	$—	$—	$130,000
Elaine Y. Wong(1)	$—	$—	$—	$—	$—
___________________
(1) Ms. Wong was elected as a member of our board of directors effective October 15, 2019.
(2) Represents the grant date fair value of the restricted Class D Shares issued pursuant to the Equity Plan, for purposes of Accounting Standards Codification Topic 718, Compensation—Stock Compensation. Each of the independent directors received a grant of restricted Class D Shares on October 1, 2019, which shares will vest one year from the date of grant. The grant date fair value of the restricted shares is based on the per share estimated NAV for Class D Shares on October 1, 2019, which was $17.68.
Long Term Incentive Plan Awards to Independent Directors
In August 2018, in connection with the approval and implementation of a revised compensation structure of our independent directors, the board of directors approved the Equity Plan, under which 400,000 of the Company’s common shares were reserved for issuance and share awards of approximately 385,000 are available for future grant at December 31, 2019. Under the Equity Plan, the board of directors or a committee designated by the board of directors has the authority to grant restricted stock awards or deferred stock awards to non-employee directors of the Company. The board of directors or committee also has the authority to determine the terms of any award granted pursuant to the Equity Plan, including vesting schedules, restrictions and acceleration of any restrictions. The purpose of the Equity Plan is to help the Company: (1) align the interests of the non-employee directors compensated under the Equity Plan with the Company’s stockholders; and (2) to promote ownership of the Company’s equity. Pursuant to the Equity Plan, we may award restricted stock or deferred stock units.

On October 1, 2019, the Company granted awards of approximately 1,800 restricted shares of Class D Shares to each of the independent members of the board of directors (approximately 7,400 restricted shares in aggregate) under the Equity Plan, which fully vest on October 1, 2020 based on one year of continuous service, representing 25% of each independent director’s annual aggregate board compensation for the twelve month period beginning October 2019 (the “October 2019 Restricted Stock Awards”). The October 2019 Restricted Stock Awards vest on the one-year anniversary of the award date.
The term of the Equity Plan is ten years. The board of directors may amend or terminate the Equity Plan at any time prior to the end of its ten year term, provided that the Equity Plan will remain in effect until all awards made pursuant to the Equity Plan have been satisfied or terminated in accordance with the Equity Plan. Upon a change of control, including the dissolution, liquidation, reorganization, merger or consolidation with one or more entities as a result of which we are not the surviving corporation, or upon a sale of all or substantially all of our assets, the board of directors or a committee thereof may make provisions for any awards not assumed or substituted pursuant to the agreement effectuating the change of control, including (1) accelerating the vesting period of unvested awards, or (2) canceling any non-vested award or other awards in which the fair market value of the shares subject to the award is zero, in each case in accordance with and pursuant to the terms of the applicable award agreement and the Equity Plan.
In the event that our valuation, compensation and affiliate transactions committee determines that any distribution, recapitalization, stock split, reorganization, merger, liquidation, dissolution or sale, transfer, exchange or other disposition of all or substantially all of our assets, or other similar corporate transaction or event, affects the stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Equity Plan or with respect to an award, then the valuation, compensation and affiliate transactions committee shall, in such manner as it may deem equitable, adjust the number and kind of shares or the exercise price with respect to any award.
Compensation Committee Interlocks and Insider Participation
The valuation, compensation and affiliate transactions committee consists only of our independent directors. In addition, we do not separately compensate our executive officers. Therefore, none of our executive officers participated in any deliberations regarding executive compensation.
During the fiscal year ended December 31, 2019, both of our executive officers served as executive officers (and, in the case of Mr. Ressler, as a director) of other externally managed companies sponsored by our sponsor. In addition, Mr. Shemesh serves as an executive officer and director of other externally managed companies sponsored by our sponsor. Like us, such companies have a valuation, compensation and affiliate transactions committee consisting of their independent directors, and they do not separately compensate their executive officers.
Executive Officers
In addition to Richard S. Ressler, the following individual currently serves as an executive officer of the Company:
Nathan D. DeBacker, age 40, has served as our chief financial officer and treasurer since August 2016, and as vice president of CIM Income NAV Management since February 2018. In addition, Mr. DeBacker serves in the following positions for CCO Group and certain other programs sponsored by CCO Group:

Entity	Position(s)	Dates
CMFT; CCIT II; CCPT V; and CCIT III	Chief financial officer and treasurer	August 2016 – Present
CMFT Management; CCPT V Management; CCI II Management; CCI III Management; CCO Group, LLC; and CREI Advisors	Vice president	February 2018 – Present
CCO Capital, LLC (“CCO Capital”)	Vice president Chief financial officer	December 2018 – March 2019 February 2018 – December 2018 March 2019 – Present
CIM Real Assets & Credit Fund	Chief financial officer and treasurer	August 2019 – Present
In addition, Mr. DeBacker has served as chief financial officer of CMCT since March 2019. From August 2016 to February 2018, Mr. DeBacker served as senior vice president and chief financial officer, Cole REITs, of VEREIT, Inc. (“VEREIT”). Mr. DeBacker was the principal at CFO Financial Services, LLC, a certified public accounting firm that provided accounting, payroll, tax, forecasting and planning, business valuation and investment advisory services to business organizations, from May 2014 until August 2016. Mr. DeBacker was also registered as an investment adviser representative with Archer Investment Corporation, an investment advisory firm that partners with accountants and CPAs to provide investment management solutions for their clients, from November 2015 until August 2016. From December 2005 until May 2014, Mr. DeBacker worked at Cole Capital, the predecessor to CCO Group, and, following the merger with VEREIT, most recently served as vice president of real estate planning and analysis. From 2002 until 2005, Mr. DeBacker worked as an auditor for the independent public accounting firm of Ernst & Young LLP. Mr. DeBacker earned his bachelor’s degree in accounting from the University of Arizona and is a Certified Public Accountant in Arizona.
Each of our executive officers has stated that there is no arrangement or understanding of any kind between him and any other person relating to his appointment as an executive officer of our Company. We are also not aware of any family relationships among any of the directors or executive officers of the Company.
Compensation of Executive Officers
We have no employees. Our executive officers, including our principal financial officer, do not receive compensation directly from us for services rendered to us, and we do not intend to pay any compensation directly to our executive officers. As a result, we do not have, and our board of directors has not considered, a compensation policy or program for our executive officers. Accordingly, we have not included herein a Compensation Committee Report or a Compensation Discussion and Analysis.

Certain of our executive officers are also officers of CIM Income NAV Management, our advisor, and/or its affiliates, and are compensated by these entities, in part, for their services to us. We pay fees to such entities under our advisory agreement and dealer manager agreement. We also reimburse CIM Income NAV Management for its provision of administrative services, including related personnel costs, subject to certain limitations. A description of the fees that we pay to our advisor and dealer manager or any affiliate thereof is found in Item 13. Certain Relationships and Related Transactions and Director Independence, below.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information as of April 17, 2020 regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock, each of our directors, and each named executive officer, and our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 16,811,049 Class D Shares, 14,436,430 Class T Shares, 955,492 Class I Shares, and 7,163 Class S Shares of common stock outstanding as of April 17, 2020.

Name of Beneficial Owner (1)	Number of D Shares of Common Stock Beneficially Owned (2)	Number of T Shares of Common Stock Beneficially Owned (2)	Number of S Shares of Common Stock Beneficially Owned (2)	Number of I Shares of Common Stock Beneficially Owned (2)	Percentage
Richard S. Ressler	—	—	—	—	—
George N. Fugelsang (3)	4,042	—	—	—	*
W. Brian Kretzmer (4)	3,535	—	—	—	*
Richard J. Lehmann (5)	3,829	—	—	—	*
Avraham Shemesh	—	—	—	—	—
Roger D. Snell (6)	3,829	—	—	—	*
Elaine Y. Wong	—	—	—	—	—
Nathan D. DeBacker	—	—	—	—	—
All executive officers and directors as a group (8 persons)	15,235	—	—	—	*
___________________

(1)	The address of each beneficial owner listed is c/o CIM Income NAV, Inc., 2398 East Camelback Road, 4th Floor, Phoenix, Arizona 85016.
(2)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group which may be exercised within 60 days following April 17, 2020.

(3)	Includes 2,050.339 restricted Class D Shares of common stock issued under the Equity Plan in connection with Mr. Fugelsang’s service as a member of the board of directors.
(4)	Includes 1,744.736 restricted Class D Shares of common stock issued under the Equity Plan in connection with Mr. Kretzmer’s service as a member of the board of directors.
(5)	Includes 1,890.130 restricted Class D Shares of common stock issued under the Equity Plan in connection with Mr. Lehmann’s service as a member of the board of directors.
(6)	Includes 1,890.130 restricted Class D Shares of common stock issued under the Equity Plan in connection with Mr. Snell’s service as a member of the board of directors.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Our independent directors have reviewed the material transactions between our affiliates and us during the year ended December 31, 2019. Set forth below is a description of the transactions with affiliates. We believe that we have executed all of the transactions set forth below on terms that are fair and reasonable to the Company and on terms no less favorable to us than those available from unaffiliated third parties.
Advisory Agreement
We are party to an Advisory Agreement with CIM Income NAV Management whereby CIM Income NAV Management manages our day-to-day operations and identifies and makes investments on our behalf. In return, we pay to CIM Income NAV Management an asset-based advisory fee that is payable in arrears on a monthly basis and accrues daily in an amount equal to 1/365th of 1.10% of our NAV for each class of common stock. Advisory fees for the year ended December 31, 2019 totaled $6.6 million. We also reimburse CIM Income NAV Management for expenses incurred in connection with the provision of advisory services pursuant to the Advisory Agreement. Such expense reimbursements for the year ended December 31, 2019 totaled $1.3 million.
In addition, we reimburse CIM Income NAV Management for acquisition expenses incurred in connection with the acquisition of our investments. Such payments for the year ended December 31, 2019 totaled $1.2 million. Furthermore, we reimburse the expenses incurred by CIM Income NAV Management in connection with its provision of services to us, including reasonable salaries and wages, benefits and overhead of all employees directly involved in the performance of services to us other than our executive officers. We do not reimburse CIM Income NAV Management for any amount by which the operating expenses (which exclude, among other things, the expenses of raising capital, interest payments, taxes, non-cash items such as depreciation, amortization and bad debt reserves, and acquisition fees and acquisition expenses) at the end of the four preceding fiscal quarters exceed the greater of (i) 2.0% of average invested assets, or (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Such operating expense related payments for the year ended December 31, 2019 totaled $2.4 million.
Additionally, we are required to pay to CIM Income NAV Management a performance-based fee calculated based on our annual total return to stockholders, payable annually in arrears. The performance-based fee is equal to 12.5% of the Total Return of each class of our shares, subject to a 5% Hurdle Amount, a High Water Mark, which is a function of the Hurdle Amount and the Loss Carryforward Amount (as defined in our Advisory Agreement, as amended) and a Catch-Up provision (as discussed in our Advisory Agreement, as amended). Such fee is calculated and paid annually in arrears. During the year ended December 31, 2019, no such performance fees were paid to CIM Income NAV Management.
CIM Income NAV Management incurs expenses in connection with our organization and our public offering of our common stock. Pursuant to the Advisory Agreement, we reimburse CIM Income NAV Management up to 0.75% of the aggregate gross offering proceeds with respect to those expenses. During the year ended December 31, 2019, we incurred $830,000 of organization and offering expense reimbursements payable to CIM Income NAV Management.
Our Advisory Agreement has a term expiring November 30, 2020, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. Our independent directors are required to determine, at least annually, that the compensation to CIM Income NAV Management is reasonable in relation to the nature and quality of services performed and the investment performance of the Company and that such compensation is within the limits set forth in our charter.
Richard S. Ressler, our chief executive officer and president and one of our directors, is a vice president of CIM Income NAV Management. Additionally, Mr. Shemesh, a director, and Mr. DeBacker, our chief financial officer and treasurer, are officers of CIM Income NAV Management.
Dealer Manager Agreement
We are party to a Dealer Manager Agreement with CCO Capital, the dealer manager in our public offering. For T Shares sold in the primary offering, we may charge upfront selling commissions of up to 3.00% of the transaction price and dealer manager fees of 0.50% of the transaction price. For D Shares sold in the primary offering, we previously charged upfront selling commissions of up to 1.50% of the transaction price. Pursuant to a registration statement on Form S-11 effective February 28, 2020, we no longer charge upfront selling commissions on D Shares. For S Shares sold in the primary offering, we may charge upfront selling commissions of up to 3.50% of the transaction price. We pay such upfront selling fees to CCO Capital, who will reallow 100% of such selling commissions to participating broker-dealers and, in its discretion, may reallow a portion of the dealer manager fee received to participating broker-dealers. We will also pay the following stockholder servicing fees over time to CCO Capital: (a) for T Shares only, an advisor stockholder servicing fee of 0.65% per annum, and a stockholder servicing fee of 0.20% per annum, of the aggregate NAV for the T Shares. However, with respect to T Shares sold through certain participating broker-dealers, the advisor stockholder servicing fee and the stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares, (b) for S Shares only, a stockholder servicing fee equal to 0.85% per annum of the aggregate NAV for the S Shares and (c) for D Shares only, a stockholder servicing fee equal to 0.25% per annum of the aggregate NAV for the D Shares, in each case, payable monthly. The stockholder servicing fees are paid monthly in arrears and accrue at a rate of 0.25% per annum of our NAV for D Shares, (2) at a rate of 0.85% per annum of our NAV for T Shares and (3) at a rate of 0.85% per annum of our NAV for S Shares. No stockholder servicing fees will be paid with respect to the Class I Shares. For T Shares and S Shares, the upfront selling commission and dealer manager fee, as applicable, may vary at certain participating broker-dealers, provided that the sum will not exceed 3.50% for T Shares and S Shares. Total maximum selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the D Shares, T Shares and S Shares will not exceed 8.75% of the gross proceeds in our primary offering for D Shares, T Shares and S Shares.

For the year ended December 31, 2019, we paid to CCO Capital commissions and dealer manager fees totaling $4.7 million.
Richard S. Ressler, our chief executive officer and president and one of our directors, also is vice president of CCO Capital’s manager, CCO Capital Manager, LLC, and its sole member, CCO Group, LLC. Additionally, Mr. Shemesh, a director, and Mr. DeBacker, our chief financial officer and treasurer, are officers of CCO Capital Manager and CCO Group, LLC.
Certain Conflict Resolution Procedures

In order to reduce or eliminate certain potential conflicts of interest, our charter contains, or we have adopted policies containing, a number of restrictions relating to (1) transactions we may enter into with our sponsor, our advisor, any of our directors or any of their respective affiliates, (2) certain future offerings and (3) the allocation of investment opportunities among other real estate programs sponsored by CCO Group. Conflict resolution provisions that are in our charter or in policies adopted by our board of directors include, among others, the following:

•
We will not purchase or lease properties from our sponsor, our advisor, any of our directors or any of their respective affiliates, unless (1) a majority of the directors, including a majority of the independent directors, who are not otherwise interested in such transaction determines that such transaction is fair and reasonable to us, and (2) either (A) the purchase price is no greater than the cost of the property to the seller, including acquisition-related expenses, or (B) a majority of the independent directors determines that there is substantial justification for any amount above such cost and that the difference is reasonable. In no event will we acquire any property from an affiliate at an amount in excess of its current appraised value as determined by an independent appraiser.

•
We will not sell or lease properties to our sponsor, our advisor, any of our directors or any of their respective affiliates, unless (1) a majority of the directors, including a majority of the independent directors, who are not otherwise interested in such transaction determines that such transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties, and (2) either (A) the sale is greater than the cost of the property to us, including acquisition-related expenses, or (B) a majority of the independent directors determines that there is substantial justification for any amount below such cost, and that the difference is reasonable. In no event will we sell any property to an affiliate at an amount less than its current appraised value as determined by an independent appraiser.

•
Our sponsor, our advisor, any of our directors and any of their respective affiliates will not make loans to us, except that we may borrow funds from affiliates of our advisor, including our sponsor, as bridge financing to enable us to acquire a property when offering proceeds alone are insufficient to do so and third party financing has not been arranged or is insufficient. Any and all such transactions must be approved by a majority of our directors, including a majority of our independent directors, who are not otherwise interested in such transactions as being fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties under the same circumstances. We may not make loans to our sponsor, our advisor, any of our directors or any of their respective affiliates except for certain mortgages or loans to wholly owned subsidiaries.

•
We will not enter into any other transaction with our sponsor, our advisor, any of our directors or any of their affiliates, including the acceptance of goods or services from our sponsor, our advisor, any of our directors or any of their affiliates, unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction approve such transaction as fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

•
Our property acquisitions and other investments are allocated among us and the programs sponsored by CCO Group pursuant to an asset allocation policy. Pursuant to the policy, in the event that an investment opportunity becomes available that may be suitable for both us or one or more of the other programs sponsored by CCO Group, and for which more than one of such entities has sufficient uninvested funds, an allocation committee, which is comprised entirely of employees of CIM, CCO Group or their respective affiliates (the “Allocation Committee”), will examine the following factors, among others, in determining the entity for which the investment opportunity is most appropriate:

•	the investment objective of each entity;

•	the anticipated operating cash flows of each entity and the cash requirements of each entity;

•	the effect of the acquisition on diversification of each entity’s investments by type of property, geographic area and tenant concentration;

•	whether any of the entities already owns an associated land parcel or building;

•	the amount of funds available to each program and the length of time such funds have been available for investment;

•	the ability of each entity to finance the property, if necessary;

•	the policy of each entity relating to leverage of properties;

•	the income tax effects of the purchase to each entity; and

•	the size of the investment.

If, in the judgment of the Allocation Committee, the investment opportunity may be equally appropriate for more than one program, then the entity that has had the longest period of time elapse since it was allocated an investment opportunity of a similar size and type (e.g., office, industrial or retail properties or anchored shopping centers) will be allocated such investment opportunity.

If a subsequent development, such as a delay in the closing of the acquisition or a delay in the construction of a property, causes any such investment, in the opinion of the Allocation Committee, to be more appropriate for an entity other than the entity that committed to make the investment, the Allocation Committee may determine that another program sponsored by CCO Group will make the investment. Our board of directors has a duty to ensure that the method used for the allocation of the acquisition of properties by other programs sponsored by CCO Group seeking to acquire similar types of properties is applied fairly to us.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Fees
During the year ended December 31, 2019, Deloitte & Touche LLP (“Deloitte”) served as our independent registered public accounting firm and provided certain tax and other services. The audit committee reviewed the audit and non-audit services performed by Deloitte, as well as the fees charged by Deloitte for such services. In its review of the non-audit services and fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Deloitte. The aggregate fees billed to us for professional accounting services, including the audit of the Company’s annual financial statements by Deloitte for the years ended December 31, 2019 and December 31, 2018, are set forth in the table below.

	Year Ended December 31,
Type of Service	2019	2018
Audit fees (1)	$621,430	$502,138
Audit-related fees	—	—
Tax fees (2)	64,919	59,478
All other fees	—	—
Total	$686,349	$561,616

___________________

(1)
Represents fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by Deloitte in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements and other services that generally only the independent auditor reasonably can provide, such as services associated with filing registration statements, periodic reports and other filings with the SEC, audits of acquired properties or businesses, property audits required by loan agreements, and statutory audits for our subsidiaries or affiliates.

(2)
Represents fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the Internal Revenue Service and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.

Pre-Approval Policies and Procedures
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
Requests to provide services that require specific pre-approval by the audit committee will be submitted to the audit committee by both the independent auditors and the principal financial officer, and must include a joint statement as to whether, in their view, the request is consistent with the SEC’s rules on auditor independence. The chairman of the audit committee has been delegated the authority to specifically pre-approve de minimis amounts for services not covered by the general pre-approval guidelines. All amounts, other than such de minimis amounts, require specific pre-approval by the audit committee prior to engagement of the independent auditors. All amounts, other than de minimis amounts not subject to pre-approval, specifically pre-approved by the chairman of the audit committee in accordance with this policy, are to be disclosed to the full audit committee at the next regularly scheduled meeting.
All services rendered by Deloitte for the years ended December 31, 2019 and December 31, 2018 were pre-approved in accordance with the policies and procedures described above.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(b)    Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K/A:

Exhibit No.	Description

31.1	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 23rd day of April, 2020.

CIM Income NAV, Inc.

By:	/s/ NATHAN D. DEBACKER
Nathan D. DeBacker
Chief Financial Officer and Treasurer
(Principal Financial Officer)