Form 10-Q
period 2020-03-31
CIM INCOME NAV, INC.
filed 2020-05-15
CIK 1498542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 4, 2020, there were approximately 16.8 million shares of Class D common stock, approximately 14.5 million shares of Class T common stock, approximately 7,200 shares of Class S common stock, and approximately 955,000 shares of Class I common stock, par value $0.01 each, of CIM Income NAV, Inc. outstanding.

CIM INCOME NAV, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
CIM INCOME NAV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts) (Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Real estate assets:
Land	$143,028	$145,373
Buildings and improvements	648,196	656,208
Intangible lease assets	110,886	112,718
Total real estate assets, at cost	902,110	914,299
Less: accumulated depreciation and amortization	(87,621)	(80,938)
Total real estate assets, net	814,489	833,361
Investment in CIM UII Onshore	50,000	—
Investment in marketable securities	15,534	15,002
Total real estate assets, equity investments and marketable securities, net	880,023	848,363
Cash and cash equivalents	2,253	5,111
Restricted cash	472	607
Rents and tenant receivables	14,117	13,599
Prepaid expenses and other assets	1,030	777
Deferred costs, net	574	672
Due from affiliates	159	8
Asset held for sale	984	—
Total assets	$899,612	$869,137
LIABILITIES AND EQUITY
Credit facility and notes payable, net	$419,114	$348,939
Accrued expenses and accounts payable	4,274	3,444
Escrowed stockholder proceeds	—	50
Due to affiliates	14,979	16,567
Intangible lease liabilities, net	13,129	13,618
Distributions payable	2,718	2,814
Derivative liabilities, deferred rental income and other liabilities	15,116	7,676
Total liabilities	469,330	393,108
Commitments and contingencies
Redeemable common stock	56,613	59,263
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
D Shares common stock, $0.01 par value per share; 122,500,000 shares authorized, 16,841,960 and 18,143,147 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	168	181
T Shares common stock, $0.01 par value per share; 122,500,000 shares authorized, 14,422,312 and 14,499,636 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	144	145
S Shares common stock, $0.01 par value per share; 122,500,000 shares authorized, 7,129 and 7,031 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	—	—
I Shares common stock, $0.01 par value per share; 122,500,000 shares authorized, 953,787 and 1,097,896 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	10	11
Capital in excess of par value	483,498	507,913
Accumulated distributions in excess of earnings	(99,123)	(87,513)
Accumulated other comprehensive loss	(11,757)	(4,710)
Total stockholders’ equity	372,940	416,027
Non-controlling interests	729	739
Total equity	$373,669	$416,766
Total liabilities, redeemable common stock, and equity	$899,612	$869,137
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM INCOME NAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Rental and other property income	$18,588	$19,503
Interest income on marketable securities	90	38
Total revenues	18,678	19,541
Operating expenses:
General and administrative	1,185	2,010
Property operating	1,454	1,069
Real estate tax	1,333	1,252
Advisory fees and expenses	1,740	1,892
Transaction-related	91	488
Depreciation and amortization	7,039	7,404
Impairment	5,686	—
Total operating expenses	18,528	14,115
Operating income	150	5,426
Other expense:
Interest expense and other, net	(3,660)	(3,790)
Net (loss) income	(3,510)	1,636
Net income allocated to noncontrolling interest	4	9
Net (loss) income attributable to the Company	$(3,514)	$1,627

Class D Common Stock:
Net (loss) income attributable to the Company	$(1,825)	$953
Basic and diluted weighted average number of common shares outstanding	17,634,578	19,043,923
Basic and diluted net (loss) income per common share	$(0.10)	$0.05

Class T Common Stock:
Net (loss) income attributable to the Company	$(1,583)	$612
Basic and diluted weighted average number of common shares outstanding	14,525,139	13,300,938
Basic and diluted net (loss) income per common share	$(0.11)	$0.05

Class S Common Stock:
Net loss attributable to the Company	$(1)	$—
Basic and diluted weighted average number of common shares outstanding	7,094	—
Basic and diluted net loss per common share	$(0.07)	$—

Class I Common Stock:
Net (loss) income attributable to the Company	$(105)	$62
Basic and diluted weighted average number of common shares outstanding	1,057,418	1,132,382
Basic and diluted net (loss) income per common share	$(0.10)	$0.05
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM INCOME NAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(3,510)	$1,636
Other comprehensive loss
Unrealized holding gain on marketable securities	151	123
Reclassification adjustment for realized (gain) loss included in income as other expense	(2)	7
Unrealized loss on interest rate swaps	(7,584)	(1,920)
Amount of loss (gain) reclassified from other comprehensive loss into income as interest expense and other, net	388	(218)
Total other comprehensive loss	(7,047)	(2,008)

Comprehensive loss	(10,557)	(372)
Comprehensive income allocated to noncontrolling interest	4	9
Comprehensive loss attributable to the Company	$(10,561)	$(381)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM INCOME NAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share amounts) (Unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value
Balance as of January 1, 2020	33,747,710	$337	$507,913	$(87,513)	$(4,710)	$416,027	$739	$416,766
Issuance of common stock	1,131,064	11	20,124	—	—	20,135	—	20,135
Distributions declared on common stock — $0.24 per common share	—	—	—	(8,096)	—	(8,096)	—	(8,096)
Commissions, dealer manager and ongoing stockholder servicing fees	—	—	(415)	—	—	(415)	—	(415)
Other offering costs	—	—	(149)	—	—	(149)	—	(149)
Redemptions of common stock	(2,653,586)	(26)	(46,658)	—	—	(46,684)	—	(46,684)
Equity-based compensation	—	—	33	—	—	33	—	33
Changes in redeemable common stock	—	—	2,650	—	—	2,650	—	2,650
Distributions to non-controlling interests	—	—	—	—	—	—	(14)	(14)
Comprehensive loss	—	—	—	(3,514)	(7,047)	(10,561)	4	(10,557)
Balance as of March 31, 2020	32,225,188	$322	$483,498	$(99,123)	$(11,757)	$372,940	$729	$373,669

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value
Balance as of January 1, 2019	32,879,581	$329	$497,581	$(69,151)	$565	$429,324	$766	$430,090
Issuance of common stock	2,132,534	22	38,500	—	—	38,522	—	38,522
Distributions declared on common stock — $0.24 per common share	—	—	—	(8,070)	—	(8,070)	—	(8,070)
Commissions, dealer manager and ongoing stockholder servicing fees	—	—	(1,788)	—	—	(1,788)	—	(1,788)
Other offering costs	—	—	(285)	—	—	(285)	—	(285)
Redemptions of common stock	(1,177,580)	(13)	(21,033)	—	—	(21,046)	—	(21,046)
Equity-based compensation	—	—	33	—	—	33	—	33
Changes in redeemable common stock	—	—	(1,011)	—	—	(1,011)	—	(1,011)
Distributions to non-controlling interests	—	—	—	—	—	—	(15)	(15)
Comprehensive income (loss)	—	—	—	1,627	(2,008)	(381)	9	(372)
Balance as of March 31, 2019	33,834,535	$338	$511,997	$(75,594)	$(1,443)	$435,298	$760	$436,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM INCOME NAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(3,510)	$1,636
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, net	6,975	7,300
Straight-line rental income, net	(1,117)	(821)
Amortization of deferred financing costs	273	270
Amortization on marketable securities	13	1
Equity-based compensation	33	33
(Gain) loss on sale of marketable securities	(2)	7
Impairment of real estate assets	5,686	—
Changes in assets and liabilities:
Rents and tenant receivables	586	(608)
Prepaid expenses and other assets	(422)	(170)
Accrued expenses and accounts payable	830	275
Deferred rental income and other liabilities	278	(906)
Due from affiliates	(151)	112
Due to affiliates	(978)	331
Net cash provided by operating activities	8,494	7,460
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(38)	(10,962)
Investment in marketable securities	(981)	(298)
Proceeds from sale and maturities of marketable securities	587	163
Investment in CIM UII Onshore	(50,000)	—
Net proceeds from disposition of real estate assets	4,789	—
Payment of property escrow deposits	—	(150)
Refund of property escrow deposits	—	150
Proceeds from the settlement of insurance claims	135	—
Net cash used in investing activities	(45,508)	(11,097)
Cash flows from financing activities:
Proceeds from issuance of common stock	16,124	34,630
Offering costs on issuance of common stock	(1,174)	(1,589)
Redemptions of common stock	(46,684)	(21,046)
Distributions to stockholders	(4,181)	(4,087)
Proceeds from credit facility	70,000	11,500
Repayments of credit facility	—	(17,500)
Deferred financing costs paid	—	(15)
Change in escrowed stockholder proceeds liability	(50)	—
Distributions to noncontrolling interests	(14)	(15)
Net cash provided by financing activities	34,021	1,878
Net decrease in cash and cash equivalents and restricted cash	(2,993)	(1,759)
Cash and cash equivalents and restricted cash, beginning of period	5,718	4,450
Cash and cash equivalents and restricted cash, end of period	$2,725	$2,691
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$2,253	$1,950
Restricted cash	472	741
Total cash and cash equivalents and restricted cash	$2,725	$2,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited)
NOTE 1 — ORGANIZATION AND BUSINESS
CIM Income NAV, Inc. (the “Company”) is a monthly priced perpetual life non-exchange traded real estate investment trust (“REIT”) formed as a Maryland corporation on July 27, 2010, that qualified as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2012.
Substantially all of the Company’s business is conducted through CIM Income NAV Operating Partnership, LP, a Delaware limited partnership (“CIM Income NAV OP”), of which the Company is the sole general partner, and owns, directly or indirectly, 100% of the partnership interests.
The Company is externally managed by CIM Income NAV Management, LLC, a Delaware limited liability company (“CIM Income NAV Management”), which is an affiliate of CIM Group, LLC (“CIM”). CIM is a community-focused real estate and infrastructure owner, operator, developer and lender with multi-disciplinary expertise, including in acquisitions, management, development, leasing, research and capital markets. CIM is headquartered in Los Angeles, California and has offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; New York, New York; Chicago, Illinois; and Phoenix, Arizona.
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
On December 6, 2011, the Company commenced its initial public offering on a “best efforts” basis of $4.0 billion in shares of common stock. On August 26, 2013, the Company designated the existing shares of the Company’s common stock that were sold prior to such date to be Wrap Class shares (“W Shares”) of common stock and registered two new classes of the Company’s common stock, Advisor Class shares (“A Shares”) and Institutional Class shares (“I Shares”). On February 10, 2017, the Company filed a registration statement (the “Continuing Offering Registration Statement”), pursuant to which the Company is offering up to $4.0 billion in shares of common stock (collectively with the initial public offering, the “Offering”), consisting of $3.5 billion in shares in the Company’s primary offering (the “Primary Offering”) and $500.0 million in shares pursuant to a distribution reinvestment plan (the “DRIP”).
On November 27, 2018, the Company amended its charter to, among other things, change the name and designation of its W Shares to Class D Common Stock (the “D Shares”), and its A Shares to Class T Common Stock (the “T Shares”), respectively, and reclassified a portion of its common stock as Class S Common Stock (the “S Shares”), to be offered alongside its D Shares, T Shares and I Shares in its continuous public offering (the “Share Modifications”). The Company is offering to sell any combination of D Shares, T Shares, S Shares and I Shares with a dollar value up to the maximum offering amount. As of March 31, 2020, the Company had issued approximately 47.9 million shares of common stock in the Offering, including 3.2 million in shares issued in the DRIP, for gross offering proceeds of $864.2 million before $24.2 million in upfront selling commissions, dealer manager fees and the current portion of stockholder servicing fees and $6.4 million in organization and offering costs.
The per share purchase price for each class of common stock varies from month-to-month and, each month, is generally equal to, for each class of common stock, the Company’s net asset value (“NAV”) for such class, divided by the number of shares of that class outstanding, as of the prior month, plus, for T Shares and S Shares sold in the Primary Offering, applicable upfront selling commissions and dealer manager fees. Prior to February 28, 2020, there was a 1.50% upfront selling commission payable on D Shares. Effective February 28, 2020, there are no upfront selling commissions or dealer manager fees payable on D Shares. The Company’s NAV per share is calculated monthly as of the last calendar day of each month by an independent fund accountant using a process that incorporates (1) the periodic valuations of each of the Company’s real estate assets and real estate related liabilities by the Company’s independent valuation expert, (2) ongoing assessment by the valuation expert of the estimated impact of any events that require adjustment to the most recent valuations determined by the valuation expert, (3) updates in the price of liquid assets for which third-party market quotes are available, (4) valuations of any securities or other assets for which market quotes are not available (5) valuation of the Company’s other assets and liabilities, (6) accruals of our distributions for each share class, and (7) estimates of monthly accruals, on a net basis, of operating revenues, expenses, debt service costs and fees. As of March 31, 2020, the NAV per share for D Shares, T Shares, S Shares and I Shares was $17.74, $17.33, $17.34 and $18.01, respectively. The Company’s NAV is not audited or reviewed by its independent register

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

ed public accounting firm. The Company has engaged its independent valuation expert to provide on a monthly, instead of a rolling annual, basis, valuations of each of its commercial real estate assets and real estate related liabilities, going forward, until such time that the Company has greater visibility into the impact of the current novel coronavirus (“COVID-19”) pandemic on the Company’s property valuations.
The Company has used substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio primarily consisting of retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States. As of March 31, 2020, the Company owned 127 commercial properties, including properties owned through a consolidated joint venture arrangement (the “Consolidated Joint Venture”), comprised of 5.4 million rentable square feet of commercial space located in 34 states, and which was 98.7% leased, including month-to-month agreements, if any. As of March 31, 2020, the Company also owned $50.0 million of limited partnership interests in CIM UII Onshore, L.P. (“CIM UII Onshore”), the sole purpose of which is to invest all of its assets in CIM Urban Income Investments, L.P. (“CIM Urban Income”), which is a private institutional fund that acquires, owns and operates substantially stabilized, diversified real estate and real estate-related assets in urban markets primarily located throughout North America.
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
Principles of Consolidation and Basis of Presentation
The condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission regarding interim financial reporting, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2019, and related notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The condensed consolidated financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
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

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

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
As of March 31, 2020 and December 31, 2019, the Company determined that it had a controlling interest in the Consolidated Joint Venture and therefore met the requirements for consolidation.
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. During the three months ended March 31, 2020, the Company recorded impairment charges of $5.7 million related to one anchored shopping center due to the carrying value being greater than the estimated fair value of the property, net of selling costs, and one retail property, due to tenant bankruptcy. The Company’s impairment assessment as of March 31, 2020 was based on the most current information available to the Company, including expected holding periods. If the Company’s expected holding periods for assets change, subsequent tests for impairment could result in impairment charges in the future. The Company cannot provide any assurance that additional material impairment charges with respect to the Company’s real estate assets will not occur during 2020 or in future periods, particularly in light of the negative impacts caused by the COVID-19 pandemic. If the effects of the COVID-19 pandemic cause economic and market conditions to continue to deteriorate or if the Company’s expected holding period for assets change, subsequent tests for impairment could result in additional impairment charges in the future. As of March 31, 2020, we have not identified any further impairments resulting from COVID-19 related impacts, including as a result of tenant requests for rent relief. The Company intends to hold its assets for the long-term; therefore, a temporary change in cash flows due to COVID-19 related impacts alone would not be an indicator of impairment. However, we have yet to see the long-term effects of COVID-19

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

on the economy and the extent to which it may impact our tenants in the future. Indications of a tenant’s inability to continue as a going concern, changes in our view or strategy relative to a tenant’s business or industry as a result of the economic impacts of COVID-19, or changes in our long-term hold strategies, could be indicative of an impairment triggering event. Accordingly, the Company will continue to monitor circumstances and events in future periods to determine whether additional impairment charges are warranted. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in detail in Note 3 — Fair Value Measurements. See also Note 4 — Real Estate Assets for further discussion regarding real estate acquisition and disposition activity. No impairment indicators were identified and no impairment losses were recorded during the three months ended March 31, 2019.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. As of March 31, 2020, the Company identified one asset with a carrying value of $984,000 as held for sale, which was sold subsequent to March 31, 2020, as discussed in Note 15 — Subsequent Events. There were no assets identified as held for sale as of December 31, 2019.
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
All real estate acquisitions qualified as asset acquisitions and, as such, acquisition-related fees and certain acquisition-related expenses related to these asset acquisitions are capitalized and allocated to tangible and intangible assets and liabilities, as described above.
Investment in Marketable Securities
Investment in marketable securities consists primarily of the Company’s investment in corporate and government debt securities. The Company determines the appropriate classification for debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of March 31, 2020, the Company classified its investments as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in other comprehensive loss.
The Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), as further described in “Recent Accounting Pronouncements,” on January 1, 2020. The Company monitors its available-for-sale securities for impairments. A loss is recognized when the Company determines that a decline in

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

the estimated fair value of a security below its amortized cost has resulted from a credit loss or other factors. The Company records impairments related to credit losses through an allowance for credit losses. However, the allowance is limited by the amount that the fair value is less than the amortized cost basis. The Company considers many factors in determining whether a credit loss exists, including, but not limited to, the extent to which the fair value is less than the amortized cost basis, recent events specific to the security, industry or geographic area, the payment structure of the security, the failure of the issuer of the security to make scheduled interest or principal payments, and external credit ratings and recent changes in such ratings. The analysis of determining whether a credit loss exists requires significant judgments and assumptions. The use of alternative judgments and assumptions could result in a different conclusion.
The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method and is recorded in the accompanying condensed consolidated statements of operations in interest and other expense, net. Upon the sale of a security, the realized net gain or loss is computed on the specific identification method.
Investment in CIM UII Onshore
On September 27, 2019, the Company executed a subscription agreement to purchase $50.0 million of limited partnership interests in CIM UII Onshore, an entity whose sole purpose is investing all of its assets in CIM Urban Income. The investment was made by the Company to gain exposure to the urban real assets that CIM invests in broadly across its platform. The Company’s subscription agreement was accepted by the general partner of CIM UII Onshore on September 30, 2019, and the entire $50.0 million of capital was called and funded on March 31, 2020.
The Company’s investment represents a less than 5% ownership of CIM UII Onshore. The Company will account for its investment under the equity method. The equity method of accounting requires the investment to be initially recorded at cost, including transaction costs incurred to finalize the investment, and subsequently adjusted for the Company’s share of equity in CIM UII Onshore’s earnings and distributions. The Company will record its share of CIM UII Onshore’s profits or losses on a quarterly basis as an adjustment to the carrying value of the investment on the Company’s condensed consolidated balance sheet and will be recognized as a profit or loss on the condensed consolidated statements of operations. Additionally, any dividends received will reduce the carrying amount of the Company’s investment and will not be recognized as dividend income.
Noncontrolling Interest in Consolidated Joint Venture
The Company has a controlling interest in a Consolidated Joint Venture and, therefore, met the requirements for consolidation. The Company recorded net income of $4,000 and paid distributions of $14,000 to the noncontrolling interest during the three months ended March 31, 2020. The Company recorded the noncontrolling interest of $729,000 and $739,000 as of March 31, 2020 and December 31, 2019, respectively, on the condensed consolidated balance sheets.
Restricted Cash
The Company had $472,000 and $607,000 in restricted cash as of March 31, 2020 and December 31, 2019, respectively. Included in restricted cash was $123,000 and $136,000 held by lenders in lockbox accounts as of March 31, 2020 and December 31, 2019, respectively. As part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which funds in excess of the required minimum balance are disbursed on a weekly basis to the Company. Restricted cash also included $349,000 and $421,000 held in escrow for tenant improvements at a certain property in accordance with the associated lease agreement as of March 31, 2020 and December 31, 2019, respectively. In addition, restricted cash included $50,000 of escrowed investor proceeds for which shares of common stock had not been issued as of December 31, 2019. There were no such proceeds as of March 31, 2020.
Stockholder Servicing Fees
The Company pays CCO Capital stockholder servicing fees, which are calculated on a daily basis in the amount of 1/365th of 0.25%, 0.85% and 0.85% of the per share NAV for each class of common stock outstanding for D Shares, T Shares and S Shares, respectively. The Company does not pay a stockholder servicing fee with respect to I Shares.
The stockholder servicing fees are paid monthly in arrears. An estimated liability for future stockholder servicing fees payable to CCO Capital is recognized at the time each share is sold and included in due to affiliates in the condensed consolidated balance sheets with a corresponding decrease to capital in excess of par value. The Company recognized a liability for future fees payable to CCO Capital of $13.3 million and $13.9 million, as of March 31, 2020 and December 31, 2019,

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

respectively.
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
Lease costs represent the initial direct costs incurred in the origination, negotiation and processing of a lease agreement. Such costs include outside broker commissions and other independent third-party costs and are amortized over the life of the lease on a straight-line basis. Costs related to salaries and benefits, supervision, administration, unsuccessful origination efforts and other activities not directly related to completed lease agreements are expensed as incurred. Upon successful lease execution, leasing commissions are capitalized.
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
Earnings and Distributions Per Share
The Company has four classes of common stock with nonforfeitable dividend rights that are determined based on a different NAV for each class. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which can result in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. Diluted income per share, when applicable, considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the three months ended March 31, 2020 or 2019. Distributions per share are calculated based on the authorized daily distribution rate.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

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
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), which was subsequently amended by ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (“ASU 2018-19”), in November 2018. Subsequently, the FASB issued ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, ASU No. 2019-11 and ASU No. 2020-02 to provide additional guidance on the credit losses standard. ASU 2016-13 and the related updates are intended to improve financial reporting requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held-for-investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current GAAP. ASU 2018-19 clarified that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASU No. 2016-02, Leases (Topic 842) (“ASC 842”). ASU 2016-13 and ASU 2018-19 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company adopted ASU 2016-13 during the first quarter of fiscal year 2020, and has concluded that there is no material impact on its condensed consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This ASU amends and removes several disclosure requirements including the valuation processes for Level 3 fair value measurements. ASU 2018-13 also modifies some disclosure requirements and requires additional disclosures for changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and requires the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The provisions of ASU 2018-13 are effective January 1, 2020 using a prospective transition method for amendments effecting changes in unrealized gains and losses, significant unobservable inputs used to develop Level 3 fair value measurements and narrative description on uncertainty of measurements. The remaining provisions of ASU 2018-13 are to be applied retrospectively, and early adoption is permitted. The Company adopted ASU 2018-13 during the first quarter of fiscal year 2020, and has concluded that there is no material impact on its condensed consolidated financial statements.
In October 2018, the FASB issued ASU No. 2018-16, Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2018-16”). The amendments in this ASU permit the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes or another acceptable benchmark interest rate. The SOFR is a volume-weighted median interest rate that is calculated daily based on overnight transactions from the prior day’s activity in specified segments of the U.S. Treasury repo market. It has been selected as the preferred replacement for the U.S. dollar London Interbank Offered Rate (“LIBOR”), which will be phased out by the end of 2021. ASU 2018-16 is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2018-16 is required to be adopted on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. The Company currently uses LIBOR as its benchmark interest rate in the Company’s interest rate swaps associated with the Company’s LIBOR-based variable rate borrowings, including one interest rate swap agreement entered into since the date of adoption of ASU 2018-16. The Company has evaluated the effect of this new benchmark interest rate option, and does not believe this ASU will have a material impact on its condensed consolidated financial statements.
In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. The guidance changes the guidance for determining whether a decision-making fee is a variable interest. Under the new ASU, indirect interests held through related parties under common control will now be considered on a proportional basis when determining whether fees paid to decision makers and service providers are variable interests. Such indirect interests were previously treated the same as direct interests. This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company adopted ASU 2018-17 during the first quarter of fiscal year 2020, and has concluded that there is no material impact on its condensed consolidated financial statements.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

In April 2020, the FASB issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of COVID-19. Due to the business disruptions and challenges severely affecting the global economy caused by COVID-19, many lessors may be required to provide rent deferrals and other lease concessions to lessees. While the lease modification guidance in ASC 842 addresses routine changes to lease terms resulting from negotiations between the lessee and the lessor, this guidance did not contemplate concessions being so rapidly executed to address the sudden liquidity constraints of some lessees arising from COVID-19 related impacts. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The future impact of the Lease Modification Q&A is dependent upon the extent of lease concessions granted to tenants as a result of COVID-19 in future periods and the elections made by the Company at the time of entering into such concessions.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of March 31, 2020, the estimated fair value of the Company’s debt was $421.1 million, compared to a carrying value of $421.0 million. As of December 31, 2019, the estimated fair value of the Company’s debt was $351.2 million, compared to a carrying value of $351.0 million.
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

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2020 and December 31, 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of March 31, 2020 and December 31, 2019, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2020	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Marketable securities	$15,534	$15,534	$—	$—
Financial liabilities:
Interest rate swaps	$(12,079)	$—	$(12,079)	$—

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swaps	$34	$—	$34	$—
Marketable securities	15,002	15,002	—	—
Total financial assets	$15,036	$15,002	$34	$—
Financial liabilities:
Interest rate swaps	$(4,917)	$—	$(4,917)	$—
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
As discussed in Note 4 — Real Estate Assets, during the three months ended March 31, 2020, real estate assets related to one retail property were impaired due to tenant bankruptcy. Additionally, real estate assets related to one anchored shopping center were deemed to be impaired, due to the carrying value being greater than the estimated fair value of the property, net of selling costs. The carrying value of these properties was reduced to an estimated fair value of $8.3 million, resulting in impairment charges of $5.7 million. The Company estimates fair values using Level 3 inputs and using a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and to make

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

certain key assumptions, including, but not limited to, the following: (1) terminal capitalization rates; (2) discount rates; (3) the number of years the property will be held; (4) property operating expenses; and (5) re-leasing assumptions, including the number of months to re-lease, market rental income and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and the future performance and sustainability of the Company’s tenants. For the Company’s impairment test for the real estate assets during the three months ended March 31, 2020, the Company used a discount rate of 9.7% and terminal capitalization rate of 9.2%. The Company determined that the selling price used to determine the fair values was a Level 2 input. No impairment indicators were identified and no impairment losses were recorded during the three months ended March 31, 2019. The following table presents the impairment charges by asset class recorded during the three months ended March 31, 2020 (in thousands):

Three Months Ended
March 31, 2020
Asset class impaired:
Land	$964
Buildings and improvements	3,454
Intangible lease assets	1,269
Intangible lease liabilities	(1)
Total impairment loss	$5,686
NOTE 4 — REAL ESTATE ASSETS
2020 Property Acquisitions
During the three months ended March 31, 2020, the Company did not acquire any properties.
2020 Property Dispositions
During the three months ended March 31, 2020, the Company disposed of one anchored shopping center (the “2020 Property Disposition”) for an aggregate gross sales price of $5.0 million, resulting in net proceeds of $4.8 million after closing costs, which approximated its net book value. No disposition fees were paid to affiliates in connection with the 2020 Property Disposition and the Company has no continuing involvement with this property. The disposition of this property did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of this disposed property is reflected in the Company’s results from continuing operations for all periods presented through the date of disposition. The Company did not dispose of any properties during the three months ended March 31, 2019.
2020 Impairment
The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate that the carrying value of certain of its real estate assets may not be recoverable. See Note 2 — Summary of Significant Accounting Policies for a discussion on the Company’s accounting policies regarding impairment of real estate assets.
During the three months ended March 31, 2020, the 2020 Property Disposition, which totaled approximately 30,000 square feet with a carrying value of $4.8 million, and one retail property, which totaled approximately 60,000 square feet with a carrying value of $9.2 million, were deemed to be impaired and their carrying values were reduced to a combined estimated fair value of $8.3 million, resulting in impairment charges of $5.7 million which were recorded in the condensed consolidated statements of operations. See Note 3 — Fair Value Measurements for a further discussion on these impairment charges. There were no impairment charges during the three months ended March 31, 2019.
2019 Property Acquisition
During the three months ended March 31, 2019, the Company acquired a 100% interest in one commercial property for an aggregate purchase price of $11.0 million (the “2019 Asset Acquisition”), which included $109,000 of acquisition-related expenses that were capitalized.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

The following table summarizes the purchase price allocation for the 2019 Asset Acquisition purchased during the three months ended March 31, 2019 (in thousands):

2019 Asset Acquisitions
Land	$2,528
Building and improvements	7,272
Acquired in-place leases and other intangibles (1)	1,153
Total purchase price	$10,953
______________________

(1)	The weighted average amortization period for acquired in-place leases and other intangibles was 15.0 years.
Consolidated Joint Venture
As of March 31, 2020, the Company had an interest in a Consolidated Joint Venture that owns and manages two properties, with total assets of $7.2 million, which included $7.2 million of land, building and improvements and $641,000 of intangible assets, net of accumulated depreciation and amortization of $752,000, and total liabilities of $140,000. The Consolidated Joint Venture did not have any debt outstanding as of March 31, 2020. The Company has the ability to control operating and financial policies of the Consolidated Joint Venture. There are restrictions on the use of these assets as the Company would generally be required to obtain the approval of the partner (the “Consolidated Joint Venture Partner”) in accordance with the joint venture agreement for any major transactions. The Company and the Consolidated Joint Venture Partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
NOTE 5 — INTANGIBLE LEASE ASSETS AND LIABILITIES
Intangible lease assets and liabilities consisted of the following as of March 31, 2020 and December 31, 2019 (in thousands, except weighted average life remaining):

	March 31, 2020	December 31, 2019
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $24,880 and $23,026, respectively (with a weighted average life remaining of 14.0 years and 14.6 years, respectively)
	$72,129	$75,754
Acquired above-market leases, net of accumulated amortization of $3,372 and $3,118, respectively (with a weighted average life remaining of 12.3 years and 12.7 years, respectively)
	10,505	10,820
Total intangible lease assets, net	$82,634	$86,574
Intangible lease liabilities:
Acquired below-market liabilities, net of accumulated amortization of $4,462 and $4,111, respectively (with a weighted average life remaining of 20.1 years and 20.9 years, respectively)
	$13,129	$13,618
Amortization of the above-market leases is recorded as a reduction to rental and other property income, and amortization expense for the in-place leases and other intangibles is included in depreciation and amortization in the accompanying condensed consolidated statements of operations. Amortization of below-market leases is recorded as an increase to rental and other property income in the accompanying condensed consolidated statements of operations. The following table summarizes the amortization related to the intangible lease assets and liabilities for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
In-place lease and other intangible amortization	$2,029	$2,388
Above-market lease amortization	$257	$285
Below-market lease amortization	$353	$398

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

As of March 31, 2020, the estimated amortization relating to the intangible lease assets and liabilities is as follows (in thousands):

	Amortization
	In-Place Leases and Other Intangibles	Above-Market Leases	Below-Market Leases
Remainder of 2020	$5,881	$765	$1,052
2021	7,763	1,020	1,258
2022	7,710	1,020	1,232
2023	7,495	1,019	1,204
2024	7,128	958	1,140
Thereafter	36,152	5,723	7,243
Total	$72,129	$10,505	$13,129
NOTE 6 — MARKETABLE SECURITIES
The Company owned marketable securities with an estimated fair value of $15.5 million and $15.0 million as of March 31, 2020 and December 31, 2019, respectively. The following is a summary of the Company’s available-for-sale securities as of March 31, 2020 (in thousands):

	Available-for-sale securities
	Amortized Cost Basis	Unrealized Gain (Loss)	Fair Value
U.S. Treasury Bonds	$6,550	$315	$6,865
U.S. Agency Bonds	1,958	44	2,002
Corporate Bonds	6,704	(37)	6,667
Total available-for-sale securities	$15,212	$322	$15,534
The following table provides the activity for the marketable securities during the three months ended March 31, 2020 (in thousands):

	Amortized Cost Basis	Unrealized Gain (Loss)	Fair Value
Marketable securities as of January 1, 2020	$14,829	$173	$15,002
Face value of marketable securities acquired	955	—	955
Premiums and discounts on purchase of marketable securities, net of acquisition costs	26	—	26
Amortization on marketable securities	(13)	—	(13)
Sales and maturities of securities	(585)	(2)	(587)
Unrealized gain on marketable securities	—	151	151
Marketable securities as of March 31, 2020	$15,212	$322	$15,534
During the three months ended March 31, 2020, the Company sold 13 marketable securities for aggregate proceeds of $587,000. Unrealized gains on marketable securities are recorded in other comprehensive loss, with a portion of the amount subsequently reclassified into other expense, net in the accompanying condensed consolidated statements of operations as securities are sold and gains are recognized. In addition, the Company recorded an unrealized gain of $151,000 on its investments, which is included in accumulated other comprehensive loss attributable to the Company in the accompanying condensed consolidated statement of changes in equity for the three months ended March 31, 2020 and the condensed consolidated balance sheet as of March 31, 2020.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

The scheduled maturities of the Company’s marketable securities as of March 31, 2020 are as follows (in thousands):

	Available-for-sale securities
	Amortized Cost	Estimated Fair Value
Due within one year	$3,263	$3,291
Due after one year through five years	5,164	5,174
Due after five years through ten years	4,894	5,136
Due after ten years	1,891	1,933
Total	$15,212	$15,534
Actual maturities of marketable securities can differ from contractual maturities because borrowers on certain debt securities may have the right to prepay their respective debt obligations at any time. In addition, factors such as prepayments and interest rates may affect the yields on such securities.
In estimating credit losses, management considers a variety of factors, including (1) whether the Company will be required to sell the impaired security before the recovery of its amortized cost basis, (2) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, and (3) whether the Company expects to recover the entire amortized cost basis of the security. The Company believes that none of the unrealized losses on investment securities are credit losses as management expects the Company will fully recover the entire amortized cost basis of all securities. As of March 31, 2020, the Company had no credit losses.
NOTE 7 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. As of March 31, 2020, the Company had nine interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of March 31, 2020 and December 31, 2019 (dollar amounts in thousands):

			Outstanding Notional Amount as of	Interest	Effective	Maturity	Fair Value of Liabilities as of
		Balance Sheet Location	March 31, 2020	Rate (1)	Date	Date	March 31, 2020	December 31, 2019
Interest Rate Swaps	(2)	Derivative liabilities, deferred rental income and other liabilities	$290,705	3.11% to 4.64%	12/1/2015 to 9/30/2019	12/1/2020 to 9/6/2022	$(12,079)	$(4,917)
______________________

(1)	The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of March 31, 2020.

(2)
As of December 31, 2019, interest rate swaps with an aggregate outstanding notional amount of $49.2 million were in an asset position with an aggregate fair value balance of $34,000 and were included in prepaid expenses and other assets in the accompanying condensed consolidated balance sheets.

Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the derivative instruments that are designated as hedges is recorded in other comprehensive loss, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three months ended March 31, 2020, the amount of loss reclassified from other comprehensive loss as an increase to interest expense was $388,000. For the three months ended March 31, 2019, the amount of gain reclassified from other comprehensive loss as a decrease to interest expense was $218,000. During the next 12 months, the Company estimates that $5.4 million will be reclassified from other comprehensive loss as an increase to interest expense. The Company includes cash flows from interest rate swap agreements in cash flows provided by operating activities on the condensed consolidated statements of cash flows, as the Company’s accounting policy is to present cash flows from hedging instruments in the same category in the condensed consolidated statements of cash flows as the category for cash flows from the hedged items.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations, under the agreements at an aggregate termination value, inclusive of interest payments of $12.2 million, which includes accrued interest, at March 31, 2020. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of March 31, 2020.
NOTE 8 — CREDIT FACILITY AND NOTES PAYABLE
As of March 31, 2020, the Company had $419.1 million of debt outstanding, including net deferred financing costs, with a weighted average years to maturity of 2.2 years and a weighted average interest rate of 3.84%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date. The following table summarizes the debt balances as of March 31, 2020 and December 31, 2019, and the debt activity for the three months ended March 31, 2020 (in thousands):

		During the Three Months Ended March 31, 2020
	Balance as of December 31, 2019	Debt Issuance, Net (1)	Repayments	Amortization	Balance as of March 31, 2020
Credit facility	$212,500	$70,000	$—	$—	$282,500
Fixed rate debt	138,459	—	—	—	138,459
Total debt	350,959	70,000	—	—	420,959
Deferred costs – credit facility (2)	(1,023)	—	—	94	(929)
Deferred costs – fixed rate debt	(997)	—	—	81	(916)
Total debt, net	$348,939	$70,000	$—	$175	$419,114
______________________

(1)	Includes deferred financing costs incurred during the period.

(2)	Deferred costs related to the term portion of the credit facility.
Notes Payable
As of March 31, 2020, the Company had fixed rate debt outstanding of $138.5 million, including $78.2 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.56% to 4.17% per annum and as of March 31, 2020, the fixed rate debt had a weighted average interest rate of 3.91%. The fixed rate debt outstanding matures on various dates from December 2020 to February 2025. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $248.0 million as of March 31, 2020. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
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
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month LIBOR multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.70% to 2.20% for Revolving Loans and 1.60% to 2.10% for Term Loans; or (ii) a base rate ranging

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

from 0.70% to 1.20% for Revolving Loans and 0.60% to 1.10% for Term Loans, plus the greater of: (a) JPMorgan Chase’s Prime Rate (as defined in the Second Amended Credit Agreement); (b) the Federal Funds Effective Rate (as defined in the Second Amended Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.0%. As of March 31, 2020, the Revolving Loans outstanding totaled $70.0 million at an interest rate of 3.55%. As of March 31, 2020, the Term Loans outstanding totaled $212.5 million, all of which are subject to interest rate swap agreements (the “Swapped Term Loans”). The interest rate swap agreements have the effect of fixing the Eurodollar Rate per annum of the Swapped Term Loan at an all-in rate of 3.90%. As of March 31, 2020, the Company had $282.5 million outstanding under the Credit Facility at a weighted average interest rate of 3.81% and $142.5 million in unused capacity, subject to borrowing availability. The Company had available borrowings of $72.7 million as of March 31, 2020.
The Second Amended Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Second Amended Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $367.1 million plus (ii) 75% of the equity issued (iii) minus the aggregate amount of any redemptions or similar transaction from the date of the Second Amended Credit Agreement, a leverage ratio less than or equal to 60%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75, a secured debt ratio equal to or less than 40%, and the amount of secured debt that is recourse debt at no greater than 15% of total asset value. As of March 31, 2020, the Company believes it was in compliance with the financial covenants of the Second Amended Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to March 31, 2020 (in thousands):

Principal Repayments
Remainder of 2020	$9,240
2021	90,442
2022	304,327
2023	—
2024	—
Thereafter	16,950
Total	$420,959
NOTE 9 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the three months ended March 31, 2020 and 2019 are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Change in accrued dealer manager fee, ongoing stockholder servicing fees, and other offering costs	$92	$1,271
Distributions to stockholders declared and unpaid	$2,718	$2,810
Common stock issued through distribution reinvestment plan	$4,011	$3,892
Change in fair value of marketable securities	$149	$130
Change in fair value of interest rate swaps	$(7,196)	$(2,138)
Supplemental Cash Flow Disclosures:
Interest paid	$3,491	$3,480
Cash paid for taxes	$22	$22

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

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

	Upfront Selling Commissions	Dealer Manager Fees	Ongoing Stockholder Servicing Fees (2)
D Shares (1)	—%	—%	0.25%
T Shares (1)	3.00%	0.50%	0.85%
S Shares (1)	3.50%	—%	0.85%
I Shares	—%	—%	—%
______________________

(1)
The upfront selling commissions are based on a percentage of the transaction price, which is exclusive of the upfront selling commission for T Shares and S Shares. Prior to February 28, 2020, there was a 1.50% upfront selling commission payable on D Shares. Effective February 28, 2020, there are no upfront selling commissions or dealer manager fees payable on D Shares. The dealer manager fee is based on a percentage of the transaction price for T Shares. Upfront selling commissions and dealer manager fees are deducted directly from the offering price for T Shares and S Shares and paid to CCO Capital. The Company has been advised that CCO Capital intends to reallow 100% of the upfront selling commissions on T Shares and S Shares, to participating broker-dealers and may reallow a portion of the dealer manager fee.

(2)
The stockholder servicing fees will be calculated as a percentage of the NAV per D Share, T Share or S Share, as applicable, and are paid monthly in arrears. CCO Capital, in its sole discretion, may reallow a portion of the stockholder servicing fees to participating broker-dealers. The Company will cease paying the stockholder servicing fees with respect to any D Shares, T Shares or S Shares held in a stockholder’s account when the total upfront selling commissions, dealer manager fees and stockholder servicing fees would exceed, in the aggregate, 8.75% (or, in the case of shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between our dealer manager and a participating broker-dealer) of the gross proceeds from the sale of such shares.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

Other organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding upfront selling commissions, dealer manager fee and the ongoing stockholder servicing fees) are paid for by CIM Income NAV Management or its affiliates and can be reimbursed by the Company up to 0.75% of the aggregate gross offering proceeds, excluding upfront selling commissions and dealer manager fees charged on T Shares and S Shares sold in the Primary Offering. Prior to February 28, 2020, there was a 1.50% upfront selling commission on D Shares. Effective February 28, 2020, there are no upfront selling commissions on D Shares. As of March 31, 2020, CIM Income NAV Management or its affiliates had paid organization and offering expenses in excess of 0.75% of the gross proceeds from the Offering. These excess amounts were not included in the financial statements of the Company because such amounts were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess amounts may become payable to CIM Income NAV Management or its affiliates.
Advisory fees and expenses
The Company pays CIM Income NAV Management an asset-based advisory fee that is payable in arrears on a monthly basis and accrues daily in an amount equal to 1/365th of 1.10% of the Company’s NAV for each class of common stock.
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
Performance Fee
As compensation for services provided pursuant to the advisory agreement, the Company will also pay CIM Income NAV Management a performance-based fee calculated based on the Company’s annual total return to stockholders for each class of common stock (defined below), payable annually in arrears. The total return to stockholders is defined, for each class of the Company’s common stock, as the change in NAV per share plus distributions per share for such class. For each respective class, the NAV per share calculated on the last trading day of a calendar year shall be the amount against which changes in NAV per share for such class are measured during the subsequent calendar year. Under the terms of the advisory agreement, in the event that performance fees are earned for any particular period, CIM Income NAV Management will not be obligated to return any portion of such fees previously paid based on the Company’s subsequent performance.
The performance-based fee is equal to 12.5% of the Total Return for each class of common stock, subject to a 5% Hurdle Amount, a High Water Mark, which is a function of the Hurdle Amount and the Loss Carryforward Amount (as defined in our Advisory Agreement, as amended) and a Catch-Up provision (as discussed in our Advisory Agreement, as amended). The foregoing summary is qualified in its entirety by reference to the Second Amended and Restated Advisory Agreement, which is incorporated by reference as Exhibit 10.4 within the Company’s Annual Report on Form 10-K. The Company did not reach the 5% Hurdle Amount during the three months ended March 31, 2020 or 2019, and therefore, no performance-based fees were paid during those periods.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CIM Income NAV Management and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Upfront selling commissions	$323	$517
Stockholder servicing fees(1)	$633	$702
Dealer manager fees(1)	$56	$93
Organization and offering expense reimbursement	$149	$285
Acquisition expense reimbursement	$89	$488
Advisory fee	$1,740	$1,892
Operating expense reimbursement	$166	$955
______________________

(1)
Amounts are calculated for the respective period in accordance with the dealer manager agreement and exclude the estimated liability for the future fees payable to CCO Capital of $13.3 million and $13.7 million as of March 31, 2020 and 2019, respectively, which are included in due to affiliates in the condensed consolidated balance sheets, with a corresponding decrease to capital in excess of par value, as described in Note 2 — Summary of Significant Accounting Policies.

Due to/from Affiliates
As of March 31, 2020 and December 31, 2019, $15.0 million and $16.6 million, respectively, were due to CIM Income NAV Management or its affiliates, primarily related to the estimated liability for current and future stockholder servicing fees, the reimbursement of organization and offering expenses and advisory fees, which were included in amounts due to affiliates on the condensed consolidated balance sheets.
As of March 31, 2020 and December 31, 2019, $159,000 and $8,000, respectively, was due from CIM Income NAV Management or its affiliates related to amounts received by affiliates of the advisor which were due to the Company.
CIM UII Onshore Investment
On September 27, 2019, the Company executed a Subscription Agreement to purchase $50.0 million of limited partnership interests of CIM UII Onshore, which was accepted by the general partner of CIM UII Onshore on September 30, 2019. CIM UII Onshore’s sole purpose is to invest all of its assets in CIM Urban Income Investments, L.P. (“CIM Urban Income”), which is a private institutional fund that acquires, owns and operates substantially stabilized, diversified real estate and real estate-related assets in urban markets primarily located throughout North America. Both CIM UII Onshore and CIM Urban Income were formed by CIM, and CIM controls the general partner of both CIM UII Onshore and CIM Urban Income. As CIM Income NAV Management is an affiliate of CIM, the Company's subscription for $50.0 million of limited partnership interests in CIM UII Onshore was approved by all of the Company's independent directors as fair and reasonable to the Company and on terms and conditions not less favorable to us than those available from unaffiliated third parties. On March 31, 2020, the general partner of CIM UII Onshore called on the Company’s subscription for $50.0 million of limited partnership interests in CIM UII Onshore, of which the Company funded the entire subscription amount of $50.0 million.
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

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

NOTE 13 — STOCKHOLDERS’ EQUITY
The table below provides information regarding the issuances and redemptions of each class of the Company’s common stock during the three months ended March 31, 2020 and 2018 (dollar amounts in thousands):

	D Shares		T Shares		S Shares		I Shares		Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balance as of January 1, 2020	18,143,147	$181	14,499,636	$145	7,031	$—	1,097,896	$11	33,747,710	$337
Issuance of common stock	356,188	4	752,814	7	98	—	21,964	—	1,131,064	11
Redemptions of common stock	(1,657,375)	(17)	(830,138)	(8)	—	—	(166,073)	(1)	(2,653,586)	(26)
Balance as of March 31, 2020	16,841,960	$168	14,422,312	$144	7,129	$—	953,787	$10	32,225,188	$322

	D Shares		T Shares		S Shares		I Shares		Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balance as of January 1, 2019	18,942,529	$189	12,777,322	$128	—	$—	1,159,730	$12	32,879,581	$329
Issuance of common stock	971,303	10	1,152,999	12	—	—	8,232	—	2,132,534	22
Redemptions of common stock	(870,578)	(9)	(249,886)	(3)	—	—	(57,116)	(1)	(1,177,580)	(13)
Balance as of March 31, 2019	19,043,254	$190	13,680,435	$137	—	$—	1,110,846	$11	33,834,535	$338
Equity-Based Compensation
On August 9, 2018, the Board approved the adoption of the Company’s 2018 Equity Incentive Plan (the “Plan”), under which 400,000 of the Company’s common shares were reserved for issuance and share awards of 385,000 are available for future grant as of March 31, 2020.
As of March 31, 2020, the Company has granted awards of approximately 3,650 restricted D Shares to each of the independent members of the Board (approximately 14,600 restricted shares in aggregate) under the Plan. As of March 31, 2020, 7,200 of the restricted D Shares had vested based on one year of continuous service. The remaining 7,400 shares issued had not been forfeited as of March 31, 2020. The fair value of the Company’s share awards is determined using the Company’s NAV per share on the date of grant. Compensation expense related to these restricted D Shares is recognized over the vesting period. The Company recorded compensation expense of $33,000 for the three months ended March 31, 2020 related to these restricted D Shares, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
As of March 31, 2020, there was $66,000 of total unrecognized compensation expense related to the restricted D Shares issued during 2019, which will be recognized ratably over the period of service prior to October 1, 2020.
NOTE 14 — LEASES
The Company’s real estate assets are leased to tenants under operating leases for which the terms, expirations and extension options vary. The Company’s operating leases do not convey to the lessee the right to purchase the underlying asset upon expiration of the lease period. To determine whether a contract contains a lease, the Company reviews contracts to determine if the agreement conveys the right to control the use of an asset. The Company accounts for lease and non-lease components as a single, combined operating lease component. Non-lease components primarily consist of maintenance services, including CAM, real estate taxes, insurance and utilities paid for by the lessor but consumed by the lessee. Non-lease components are considered to be variable rental and other property income and are recognized in the period incurred.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

As of March 31, 2020, the leases had a weighted-average remaining term of 10.4 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of March 31, 2020, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Future Minimum Rental Income
Remainder of 2020	$47,815
2021	64,477
2022	64,736
2023	64,189
2024	62,791
Thereafter	398,875
Total	$702,883
A certain amount of the Company’s rental and other property income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the three months ended March 31, 2020 and 2019, the amount of the contingent rent earned by the Company was not significant.

Rental and other property income during the three months ended March 31, 2020 and 2019 consisted of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Fixed rental and other property income (1)	$16,161	$17,297
Variable rental and other property income (2)	2,427	2,206
Total rental and other property income	$18,588	$19,503
______________________

(1)
Consists primarily of fixed contractual payments from operating leases with tenants recognized on a straight-line basis over the lease term, including amortization of acquired above- and below-market leases.

(2)	Consists primarily of tenant reimbursements for recoverable real estate taxes and property operating expenses, and percentage rent, net of bad debt expense.
NOTE 15 — SUBSEQUENT EVENTS
The following events occurred subsequent to March 31, 2020:
Disposition of Real Estate Assets
Subsequent to March 31, 2020, the Company disposed of one property for an aggregate gross sales price of $1.1 million, resulting in net proceeds of $994,000 after closing costs and a gain of $14,000. No disposition fees were paid to CIM Income NAV Management or its affiliates in connection with the sale of this property and the Company has no continuing involvement with this property.
COVID-19 Update
The global outbreak of COVID-19 continues to adversely impact commercial activity and has contributed to significant volatility in financial markets. The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of the Company’s business. The extent to which this pandemic could affect the Company’s financial condition, liquidity, and results of operations is difficult to predict and depends on evolving factors, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

and containment measures, among others. The magnitude of the outbreak will depend on factors beyond the Company’s control including actions taken by local, state and federal agencies, non-governmental organizations, the medical community, the Company’s tenants, and others. Due to these uncertainties, the Company is unable to predict the impact that the COVID-19 pandemic will have on the Company’s financial condition, results of operations and cash flows in future periods or the impact that COVID-19 will have on the Company’s tenants and other business partners; however, any material effect on these parties could adversely impact the Company. From late March through May 8, 2020, the Company received several short-term rent relief requests, most often in the form of rent deferral requests, or requests for further discussion from tenants, totaling approximately $2.0 million of monthly base rent. The Company has not reached any agreements with any of its tenants in regard to rental relief.
Credit Facility
Subsequent to March 31, 2020, we borrowed $52.0 million on the Revolving Loans to increase cash liquidity.
Monthly NAV Update
On March 31, 2020, the Board approved the change from a daily to a monthly NAV REIT effective April 1, 2020, and among other things: (1) a change in the frequency of the Company’s NAV calculations from daily to monthly and certain other related changes to the Company’s valuation policies; and (2) adopted an amended share redemption program that provides for redemptions on a monthly basis. As a monthly NAV REIT, the Company expects that investors’ subscriptions will be accepted on the first day of each month and the purchase price of each class of shares would generally equal the prior month’s NAV, plus applicable selling commissions and dealer manager fees.

Effective May 12, 2020, the Company amended its dealer manager agreement and form of selected dealer agreement to reflect the Company’s change from a daily to a monthly NAV REIT.

Subsequent to March 31, 2020, the Company has engaged its independent valuation expert to provide on a monthly, instead of a rolling annual, basis, valuations of each of its commercial real estate assets and real estate related liabilities, going forward, until such time that the Company has greater visibility into the impact of the COVID-19 pandemic on the Company’s property valuations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I — Financial Information” of this Quarterly Report on Form 10-Q, including the notes to the condensed consolidated financial statements contained therein. The terms “we,” “us,” “our” and the “Company” refer to CIM Income NAV, Inc.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “plans” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. In addition, these risks and uncertainties include those associated with (i) the scope, severity and duration of the current pandemic of COVID‑19, and actions taken to contain the pandemic or mitigate its impact, (ii) the potential adverse effect of COVID-19 on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets, among others, and (iii) general economic, market and other conditions. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law. The forward-looking statements should be read in light of the risk factors identified in Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019.
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

•	We are subject to risks associated with bankruptcies or insolvencies of tenants or from tenant defaults generally.

•	We have substantial indebtedness, which may affect our ability to pay distributions, and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.

•	We are affected by the incurrence of additional secured or unsecured debt.

•	We may not generate cash flows sufficient to pay our distributions to stockholders or meet our debt service obligations.

•	Our continued compliance with debt covenants depends on many factors and could be impacted by current or future economic conditions associated with COVID-19.

•	We may be affected by risks resulting from losses in excess of insured limits.

•	We may not be able to maintain profitability.

•	We may fail to remain qualified as a REIT for U.S. federal income tax purposes.

•	We are subject to market and regulatory risks that may affect capital raising volume.

•	Our advisor has the right to terminate the advisory agreement upon 60 days’ written notice without cause or penalty.
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
Overview
We are a monthly priced perpetual life non-exchange traded REIT that has acquired and operates a diversified portfolio primarily consisting of retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States. We commenced our principal operations on December 7, 2011, when we issued the initial $10.0 million in shares of our common stock in the Offering and acquired our first real estate property. We have no paid employees and are externally advised and managed by CIM Income NAV Management. CIM indirectly owns and/or controls CIM Income NAV Management; our dealer manager, CCO Capital; our property manager, CREI Advisors; and CCO Group.
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
Our operating results and cash flows are primarily influenced by rental and other property income from our commercial properties, and interest expense on our property indebtedness and acquisition and operating expenses. As 98.7% of our rentable square feet was under lease as of March 31, 2020, with a weighted average remaining lease term of 10.4 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors, including due to circumstances related to the outbreak of the novel strain of the coronavirus (“COVID-19”). CIM Income NAV Management regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
COVID-19
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business. The global spread of COVID-19 has created significant uncertainty and economic disruption, both in the near-term and potentially longer-term and has negatively impacted almost every industry directly or indirectly, including industries in which we and our tenants operate.

The extent to which this pandemic could affect our financial condition, liquidity, and results of operations is difficult to predict and depends on evolving factors, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The magnitude of the outbreak will depend on factors beyond our control including actions taken by local, state and federal agencies, non-governmental organizations, the medical community, our tenants, and others. Due to these uncertainties, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operation and cash flows in future periods or the impact that COVID-19 will have on our tenants and other business partners; however, any material effect on these parties could adversely impact us.
As of May 8, 2020, the Company had received April 2020 base rent payments from approximately 80.3% of its portfolio. In addition, the Company received several short-term rent relief requests, most often in the form of rent deferral requests, or requests for further discussion from tenants, totaling approximately $2.0 million of monthly base rent. In most cases where April 2020 base rent has not been paid, we have offered tenants temporary rent deferrals subject to further negotiation. Not all tenant requests will ultimately result in modification agreements, nor is the Company forgoing its contractual rights under its lease agreements. April collections and rent relief requests to-date may not be indicative of collections or requests in any future period. No abatement or modifications have been reached as of May 8, 2020.
We are actively managing our response to COVID-19 in collaboration with our tenants and business partners and are assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. We have engaged our independent valuation expert to provide on a monthly, instead of a rolling annual, basis, valuations of each of our commercial real estate assets and real estate related liabilities, going forward, until such time that we have greater visibility into the impact of the COVID-19 pandemic on our properties’ valuations. Further, in order to manage the financial health of the Company, our Board is making its determinations with respect to the declaration of distributions on a monthly, instead of quarterly basis. Subsequent to March 31, 2020, we borrowed $52.0 million on the Revolving Loans in order to increase liquidity during this period of economic uncertainty. For further information regarding the impact of COVID-19 on the Company, see Part II, Item 1A titled “Risk Factors.”
Operating Highlights and Key Performance Indicators
2020 Activity

•	Disposed of one anchored shopping center for a gross sales price of $5.0 million.

•	Increased total debt by $70.0 million to $421.0 million, with cash proceeds utilized primarily for investment and redemptions.

•	Invested $50.0 million into partnership interests in CIM UII Onshore.

•	Borrowed $52.0 million on the Revolving Loans to increase cash liquidity subsequent to March 31, 2020.
Portfolio Information
As of March 31, 2020, we owned 127 properties located in 34 states, comprising 5.4 million rentable square feet, which includes the rentable square feet of buildings on land subject to ground leases. As of March 31, 2020, no single tenant accounted for greater than 10% of our 2020 annualized rental income. As of March 31, 2020, we had certain geographic concentrations in our property holdings. In particular, as of March 31, 2020, 17 of our properties were located in Ohio and six of our properties were located in Arizona, accounting for 13% and 10%, respectively, of our 2020 annualized rental income. In addition, we had tenants in the manufacturing and grocery industries, which accounted for 17% and 10% of our 2020 annualized rental income, respectively. Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate assets. The following table shows the property statistics of our real estate assets as of March 31, 2020 and 2019:

	As of March 31,
	2020	2019
Number of commercial properties	127	153
Rentable square feet (in thousands) (1)	5,392	5,777
Percentage of rentable square feet leased	98.7%	98.7%
Percentage of investment-grade tenants (2)	32.3%	30.9%
______________________

(1)	Includes square feet of buildings on land parcels that are subject to ground leases.

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

The following table summarizes our real estate acquisition activity during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Commercial properties acquired	—	1
Purchase price of acquired properties (in thousands)	$—	$10,953
Rentable square feet of acquired properties (in thousands) (1)	—	38
______________________

(1)	Includes square feet of buildings on land parcels subject to ground leases.
Results of Operations
Overview
We are not aware of any material trends or uncertainties, other than those listed in the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 and this Quarterly Report on Form 10-Q, the effects of the recent outbreak of COVID-19, and national economic conditions affecting real estate in general, that may reasonably be expected to have a material impact on our results from the acquisition, management and operation of properties. Currently, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows in future periods due to numerous uncertainties.
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

Comparison of the Three Months Ended March 31, 2020 and 2019
The following table reconciles net income, calculated in accordance with GAAP, to net operating income (dollar amounts in thousands):

	Total
	For the Three Months Ended March 31,
	2020	2019	Change
Net (loss) income	$(3,510)	$1,636	$(5,146)
Interest expense and other, net	3,660	3,790	(130)
Operating income	150	5,426	(5,276)

Impairment	5,686	—	5,686
Depreciation and amortization expenses	7,039	7,404	(365)
Transaction-related expenses	91	488	(397)
Advisory fees and expenses	1,740	1,892	(152)
General and administrative expenses	1,185	2,010	(825)
Interest income on marketable securities	(90)	(38)	(52)
Net operating income	$15,801	$17,182	$(1,381)
A total of 123 properties were acquired before January 1, 2019 and represent our “same store” properties during the three months ended March 31, 2020 and 2019. “Non-same store” properties, for purposes of the table below, includes properties acquired and disposed on or after January 1, 2019. The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store
	For the Three Months Ended March 31,			For the Three Months Ended March 31,			For the Three Months Ended March 31,
	2020	2019	Change	2020	2019	Change	2020	2019	Change
Rental and other property income	$18,588	$19,503	$(915)	$16,533	$17,381	$(848)	$2,055	$2,122	$(67)

Property operating expenses	1,454	1,069	385	1,088	873	215	366	196	170
Real estate tax expenses	1,333	1,252	81	1,199	1,167	32	134	85	49
Total property operating expenses	2,787	2,321	466	2,287	2,040	247	500	281	219

Net operating income	$15,801	$17,182	$(1,381)	$14,246	$15,341	$(1,095)	$1,555	$1,841	$(286)
Impairment
The increase in impairment of $5.7 million during the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to management identifying the carrying values of one anchored shopping center and one retail property to be greater than the estimated fair value of the properties, resulting in an impairment charge of $5.7 million during the three months ended March 31, 2020. There were no properties impaired during the three months ended March 31, 2019.
Depreciation and Amortization
The decrease in depreciation and amortization of $365,000 during the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to the disposition of 29 properties subsequent to March 31, 2019.
Advisory Fees and Expenses
The advisory fees and expenses that we pay to our advisor are based upon our NAV.
The decrease in advisory fees and expenses of $152,000 during the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to a decrease in the average total NAV for all share classes, which decreased $18.4 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

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
The decrease in transaction-related expenses of $397,000 during the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to a decrease in advisor reimbursement expenses related to lower acquisition and disposition activity during the three months ended March 31, 2020.
General and Administrative Expenses
The primary general and administrative expense items are escrow and trustee fees, certain expense reimbursements to our advisor, and board of directors costs.
The decrease in general and administrative expenses of $825,000 during the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to a decrease in advisor reimbursements resulting from the termination of our services agreement with VEREIT Operating Partnership, L.P., a former affiliated entity of the Company’s sponsor that was obligated to provide certain services to us through March 31, 2019.
Interest Expense and Other, Net
The decrease in interest expense and other, net of $130,000 during the three months ended March 31, 2020, as compared to the same period in 2019, was due to a decrease in the weighted average interest rate from 3.91% as of March 31, 2019 to 3.84% as of March 31, 2020, partially offset by an increase of $25.5 million in our average outstanding debt balance for the three months ended March 31, 2020, compared to the three months ended March 31, 2019.
Net Operating Income
Same store net operating income decreased $1.1 million during the three months ended March 31, 2020, as compared to the same period in 2019. The decrease was primarily due to bankruptcy at three same store tenants which accounted for $910,000 of the decrease, as well as an increase in tenant repairs expense at one multi-tenant property.
Non-same store property net operating income decreased $286,000 during the three months ended March 31, 2020, as compared to the same period in 2019. The decrease is primarily due to the disposition of 29 rental income-producing properties subsequent to March 31, 2019, offset by the acquisition of three rental income-producing properties subsequent to March 31, 2019.
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

As of March 31, 2020, we had distributions payable of $2.7 million.

On April 20, 2020, our Board approved the declaration of a distribution for April 2020 at a rate of $0.04 per share, less the per share distribution and stockholder servicing fees that are payable with respect to Class T Shares, for stockholders of record as of April 30, 2020. Our Board has decided to make a determination as to the amount and timing of distributions on a monthly, instead of a quarterly, basis until such time that we have greater visibility into the impact that the COVID-19 pandemic will have on our tenants’ ability to continue to pay rent on their leases on a timely basis or at all, the degree to which federal, state or local governmental authorities grant rent relief or other relief or amnesty programs applicable to our tenants, our ability to access the capital markets, and on the United States and worldwide financial markets and economy.
The following table presents distributions and the source of distributions for the periods indicated below (dollar amounts in thousands):

	Three Months Ended March 31,
	2020		2019
	Amount	Percent	Amount		Percent
Distributions paid in cash	$4,181	51%	$4,087		51%
Distributions reinvested	4,011	49%	3,892		49%
Total distributions	$8,192	100%	$7,979		100%

Source of distributions:
Net cash provided by operating activities (1)	$8,192	100%	$7,979	(2)	100%
Total sources	$8,192	100%	$7,979		100%
______________________

(1)	Net cash provided by operating activities for the three months ended March 31, 2020 and 2019 was $8.5 million and $7.5 million, respectively.

(2)	Our distributions for the three months ended March 31, 2019 were fully covered by cash flows from operating activities, including cash flows from prior periods of $519,000.
Share Redemptions
Effective April 1, 2020, we have adopted a share redemption plan to provide limited liquidity whereby, on a monthly basis, stockholders may request that we redeem all or any portion of their shares. Our share redemption plan provides that, no later than on the second to last business day of a given month, stockholders may request that we redeem all or any portion of their shares, subject to a minimum redemption amount and certain short-term trading fees. The redemption price per share for each class will be our NAV per share for such class for that month, calculated by the independent fund accountant in accordance with our valuation policies.
Our share redemption plan includes certain redemption limits, including a quarterly limit during the three months ended March 31, 2020 and, in some cases, an individual stockholder limit. During the three months ended March 31, 2020, we received redemption requests for, and fully redeemed, a total of approximately 2.7 million shares of our common stock for $46.7 million, comprised of approximately 1.7 million D Shares, 830,000 T Shares and 166,000 I Shares of our common stock for $29.3 million, $14.4 million and $3.0 million, respectively. No S Shares were redeemed during the three months ended March 31, 2020. From April 1, 2020 through May 4, 2020, we redeemed approximately 743,000 shares for $13.1 million.
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

Liquidity and Capital Resources
General
We are continuing to closely monitor the outbreak of COVID-19 and its impact on our business, tenants, operating partners and the economy as a whole. The magnitude and duration of the pandemic and its impact on our operations and liquidity is uncertain as of the filing date of our report. However, if the outbreak continues on its current trajectory, such impacts could be material.
Our Credit Facility with JPMorgan Chase Bank, N.A., as administrative agent, provides for borrowings up to $425.0 million, which is comprised of up to $212.5 million in unsecured revolving loans and $212.5 million in unsecured term loans. As of March 31, 2020, we had $142.5 million in unused capacity, subject to borrowing availability. We had available borrowings of $72.7 million as of March 31, 2020. As of March 31, 2020, we had cash and cash equivalents of $2.3 million and investments in marketable securities of $15.5 million.
Subject to potential credit losses in the remainder of 2020 due to customers that default on their leases, file bankruptcy and/or otherwise experience significant financial difficulty as a result of COVID-19, we expect to meet our short-term liquidity requirements through available cash, cash provided by property operations, proceeds from the Offering and borrowings from the Credit Facility or other sources. Subsequent to March 31, 2020, we borrowed $52.0 million on the Revolving Loans to increase cash liquidity. Additionally, given the impact of COVID-19, our Board has decided to make a determination as to the amount and timing of distributions on a monthly, instead of a quarterly, basis until such time that we have greater visibility into the impact that the COVID-19 pandemic will have on our tenants’ ability to continue to pay rent on their leases on a timely basis or at all, the degree to which federal, state or local governmental authorities grant rent relief or other relief or amnesty programs applicable to our tenants, our ability to access the capital markets, and on the United States and worldwide financial markets and economy. As of March 31, 2020, we believe that we were in compliance with the financial covenants of the Second Amended Credit Agreement, as well as the financial covenants under our various fixed and variable rate debt agreements. However, our continued compliance with these debt covenants depends on many factors, including current rent collections, which is impacted by the current and future economic conditions related to COVID-19.
We expect to continue to raise capital through the Offering and to utilize such funds and future proceeds from secured or unsecured financing to complete future property acquisitions, other permitted investments and for general corporate uses. The source of our operating cash flows is primarily the rental and other property income received from current and future leased properties. As of March 31, 2020, we had raised $864.2 million of gross proceeds from the Offering before organization and offering costs, upfront selling commissions, dealer manager fees and the current portion of stockholder servicing fees of $30.6 million. Refer to Item 1A - Risk Factors in our annual report on Form 10-K for the year ended December 31, 2019, for risks related to our ability to raise capital in the near term.
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
Contractual Obligations
As of March 31, 2020, we had debt outstanding with a carrying value of $421.0 million and a weighted average interest rate of 3.84%. See Note 8 — Credit Facility And Notes Payable to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a description of certain terms of the debt. Our contractual obligations as of March 31, 2020 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments – credit facility (2)	$282,500	$—	$282,500	$—	$—
Interest payments – credit facility (3)	23,724	10,773	12,951	—	—
Principal payments – fixed debt rate	138,459	9,240	112,269	16,950	—
Interest payments – fixed debt rate (4)	12,775	5,360	6,124	1,291	—
Total	$457,458	$25,373	$413,844	$18,241	$—
______________________

(1)	The table does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
The table does not include the impact of any extension. We may elect to extend the maturity of the Revolving Loans to no later than September 6, 2022, subject to satisfying certain conditions contained in the Second Amended Credit Agreement or refinance the debt or enter into the new financing arrangement.

(3)
As of March 31, 2020, the Term Loans outstanding totaled $212.5 million, all of which are subject to interest rate swap agreements. The weighted average all-in interest rate for the Swapped Term Loans was 3.90%. The remaining $70.0 million in Revolving Loans outstanding under the Credit Facility has a weighted average interest rate of 3.55% as of March 31, 2020.

(4)
As of March 31, 2020, we had $78.2 million of variable rate mortgage notes effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

Our charter prohibits us from incurring debt that would cause our borrowings to exceed 75% of our gross assets, valued at the aggregate cost (before depreciation and other non-cash reserves), unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report. In addition to this limitation in our charter, our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of our board of directors (including a majority of the independent directors) and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. As of March 31, 2020, our ratio of debt to total gross assets net of gross intangible lease liabilities was 45.0%, and our ratio of debt to the fair market value of our gross assets net of gross intangible lease liabilities was 46.0%. Fair market value is based on the estimated market value of our real estate assets as of March 31, 2020 used to determine our estimated per share NAV.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as financing and issuance costs and related accumulated amortization, less all cash and cash equivalents. As of March 31, 2020, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 44.8%.
The following table provides a reconciliation of the credit facility and notes payable, net balance, as reported on our condensed consolidated balance sheet, to net debt as of March 31, 2020 (dollar amounts in thousands):

Balance as of March 31, 2020
Credit facility and notes payable, net	$419,114
Deferred costs, net (1)	1,845
Less: Cash and cash equivalents	(2,253)
Net debt	$418,706
Gross real estate assets, net(2) and investment in CIM UII Onshore	$935,510
Net debt leverage ratio	44.8%
______________________

(1)	Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility.

(2)	Net of gross intangible lease liabilities.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities increased by $1.0 million for the three months ended March 31, 2020, as compared to the same period in 2019. The increase was primarily due to the timing of receipts and payments for rent and tenant receivables, deferred rental income and amounts payable to affiliates during the three months ended March 31, 2020. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities increased by $34.4 million for the three months ended March 31, 2020, as compared to the same period in 2019, primarily due to our investment in CIM UII Onshore for $50.0 million, offset by a decrease in cash used for the acquisition of real estate assets of $10.9 million and an increase in net proceeds from disposition of real estate assets of $4.8 million during the three months ended March 31, 2020.
Financing Activities. Net cash provided by financing activities increased by $32.1 million for the three months ended March 31, 2020, as compared to the same period in 2019, primarily due to an increase in net proceeds from borrowing facilities of $76.0 million, offset by a decrease in net proceeds from the issuance of common stock of $18.1 million and an increase in redemptions of common stock of $25.6 million.
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

Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 — Summary of Significant Accounting Policies to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019. We consider our critical accounting policies to be the following:

•	Recoverability of Real Estate Assets; and

•	Allocation of Purchase Price of Real Estate Assets.
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2019. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2019 and related notes thereto.
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate assets may not be recoverable. Impairment indicators that we consider include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, all of which are heightened concerns as a result of the economic impact caused by the COVID-19 outbreak; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. We continue to evaluate our portfolio to determine anticipated holding periods for certain properties may materially differ from the initial intended holding periods for such properties, which could result in an impairment charge in the future.
Related-Party Transactions and Agreements
We have entered into agreements with CIM Income NAV Management or its affiliates whereby we agree to pay certain fees, or reimburse certain expenses of, CIM Income NAV Management or its affiliates, primarily advisory and performance fees and expenses, organization and offering costs, sales commissions, dealer manager fees and expenses, ongoing stockholder servicing fees, and reimbursement of certain acquisition and operating costs. In addition, pursuant to the Subscription Agreement, the Company purchased $50.0 million of limited partnership interests of CIM UII Onshore, which is affiliated with CIM. See Note 11 — Related-Party Transactions and Agreements to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a further explanation of the various related-party transactions, agreements and fees.
Conflicts of Interest
Richard S. Ressler, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, is the chairman of the board, chief executive officer and president of CMFT and CCIT III, a director of CCIT II and vice president of our advisor, CIM Income NAV Management. One of our directors, Avraham Shemesh, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, serves as a director of CCIT III and CMFT, is the chairman of the board, chief executive officer and president of CCIT II and CCPT V, and is president and treasurer of CIM Income NAV Management. One of our directors, Elaine Y. Wong, who is a principal of CIM, serves as a director of CCPT V, CCIT II and CMFT. One of our independent directors, W. Brian Kretzmer, also serves as an independent director of CMFT and CCIT III. Our chief financial officer and treasurer, Nathan D. DeBacker, who is also an officer of other real estate programs sponsored by CCO Group, is a vice president of CIM Income NAV Management and is an officer of certain of its affiliates. As such, there are conflicts of interest where CIM Income NAV Management or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM or another real estate program sponsored or operated by CIM or CCO Group, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of CIM Income NAV Management and these other real estate programs sponsored or operated by CCO Group could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2019.
Off-Balance Sheet Arrangements
As of March 31, 2020 and December 31, 2019, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
Interest Rate Risk
As of March 31, 2020, we had an aggregate balance of $70.0 million of variable rate debt outstanding under our Credit Facility, excluding any debt subject to interest rate swap agreements, and therefore, we are exposed to interest rate changes in LIBOR. As of March 31, 2020, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $350,000 per annum.
As of March 31, 2020, we had nine interest rate swap agreements outstanding, which mature on various dates from December 2020 to September 2022 with an aggregate notional amount of $290.7 million and an aggregate net fair value liability of $12.1 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of March 31, 2020, an increase of 50 basis points in interest rates would result in a derivative liability of $9.1 million, representing a $3.0 million net change to the fair value of the net derivative liability. A decrease of 50 basis points would result in a derivative liability of $15.1 million, representing a $3.0 million net change to the fair value of the net derivative liability. See Note 7 — Derivative Instruments and Hedging Activities to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for more detailed discussion about our derivative instruments.
As the information presented above includes only those exposures that existed as of March 31, 2020, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2020 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2020, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.

Item 1A.	Risk Factors
Except as set forth below, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019.
The purchase and redemption of our shares is based on our NAV per share for each class, and the monthly determination of our NAV per share is based upon subjective judgments, assumptions and opinions about future events that may or may not turn out to be correct. As a result, our monthly NAV per share may not reflect the precise amount that might be paid to stockholders for their shares in a market transaction.
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
It may be difficult to reflect, fully and accurately, material events that may impact our monthly NAV between valuations.
Since our independent fund accountant’s determination of our monthly NAV per share for each class is based in part on annual estimates of the values of each of our commercial real estate assets, and quarterly estimated values of related liabilities and notes receivable secured by real estate provided periodically by the independent valuation expert in individual appraisal reports in accordance with valuation guidelines approved by our board of directors, our published NAV per share on any given day may not fully reflect any or all changes in value that may have occurred since the most recent valuation. Our advisor reviews appraisal reports and monitors our commercial real estate assets, notes receivable secured by real estate and related real estate liabilities, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our commercial real estate assets, notes receivable secured by real estate or related real estate liabilities between periodic valuations, or to quickly obtain complete information regarding any such events. For example, an unexpected termination or renewal of a material lease, a material change in vacancies or an unanticipated structural or environmental event at a property may cause the value of a commercial real estate asset to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and/or analyzing fully the financial impact of such an event may be difficult to do and may require some time. Additionally, the impact of the outbreak of COVID-19 on commercial real estate values may be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 outbreak, the success of actions taken to contain or treat the outbreak, and reactions by consumers, companies, governmental entities and capital markets. As a result, the NAV per share may not reflect a material event until such time as sufficient information is made available and can be analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Any resulting disparity may be to the detriment of a purchaser of our shares or a stockholder selling shares pursuant to our share redemption program.
NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.
The method for calculating our NAV, including the components that are used in calculating our NAV, is not prescribed by rules of the SEC or any state securities regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish NAV solely for purposes of establishing the monthly price at which we will sell and redeem classes of shares of our common stock and our stockholders should not view our NAV as a measure of our historical or future financial condition or performance. The components and methodology that are used by our independent fund accountant in calculating our NAV may differ from those used by other companies now or in the future.In addition, our NAV calculations, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These valuations, which are based on market values that assume a willing buyer and seller, may differ from liquidation values that could be realized in the event that we were forced to sell assets.
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

•
the advisor’s role in estimating accruals of expenses for our independent fund accountant’s calculation of our monthly NAV, as the fees of our advisor and its affiliates are based on our NAV, however, any intentionally inaccurate estimation of our daily net operating revenues, expenses and fees by our advisor could constitute a breach of its fiduciary duty to us and our stockholders, and may subject our advisor to significant liability; and

•
the amount of fees paid to our advisor and its affiliates. While the fees must be approved on an annual basis by our independent directors, the approval process may be constrained, to some extent, because the independent directors are likely to consider, among other factors, our stockholders’ expectation that affiliates of CIM Income NAV Management will serve in management roles at our advisor and our dealer manager.

Our advisor is responsible for estimating amounts of certain liabilities that will affect the calculation of our NAV.
Our advisor is responsible for estimating the amounts of certain liabilities that are used by our independent fund accountant to determine our monthly NAV per share. These estimated amounts will include estimates of accrued fees and expenses attributable to the Offering, accrued operating fees and expenses and accrued distributions. To the extent that these liabilities are based on estimates, this could lead to conflicts of interest with our advisor because the advisor’s fee is based on a percentage of our NAV, although any intentionally inaccurate estimation of our daily net operating revenues, expenses and fees by our advisor could constitute a breach of its fiduciary duty to us and our stockholders, and may subject our advisor to significant liability.
Our stockholders’ interest in us will be diluted if we issue additional shares.
Our stockholders will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 500,000,000 shares of capital stock. Of the total number of shares of capital stock authorized (a) 490,000,000 shares are designated as common stock, 122,500,000 of which are classified as D Shares, 122,500,000 of which are classified as T Shares, 122,500,000 of which are classified as S Shares and 122,500,000 of which are classified as I Shares, and (b) 10,000,000 shares are designated as preferred stock. Our Board may amend the charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. After our stockholders purchase shares of our common stock, our Board may elect, without stockholder approval, to: (1) sell additional shares of these classes of shares, or future classes of shares in our current or future public offerings; (2) issue equity interests in private offerings; (3) issue shares upon the exercise of the options we may grant to our independent directors or future employees; (4) issue shares to our advisor, its successors or assigns, in payment of an outstanding fee obligation; or (5) issue shares to sellers of properties we acquire in connection with an exchange of limited partnership interests of our operating partnership. To the extent we issue additional shares after a stockholder’s purchase, such stockholder will not experience dilution in the value of their shares given that each class of our common stock is valued monthly based on our NAV. However, to the extent we issue additional shares after a stockholder’s purchase, such stockholder’s percentage ownership interest will be diluted.
Pandemics or other health crises may adversely affect our business and/or operations, our tenants’ financial condition and the profitability of our properties.
Our business and/or operations and the businesses of our tenants could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the recent outbreak of COVID-19.

The risk, or public perception of the risk, of the COVID-19 outbreak and the associated “shelter-in-place” or “stay-at-home” orders or other quarantine mandates or public health guidance issued by local, state or federal authorities has adversely affected foot traffic to a number of our tenants’ businesses and our tenants’ ability to adequately staff their businesses. Such events have adversely impacted those tenants’ sales and/or have caused the temporary closure or slowdown of certain of our tenants’ businesses, particularly non-essential tenants, which have severely disrupted their operations and could have a material adverse effect on our business, financial condition and results of operations. Similarly, the potential effects of quarantined employees of office tenants may adversely impact their businesses and affect their ability to pay rent on a timely basis.
The extent to which COVID-19 will impact our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of COVID-19, the actions taken to contain COVID-19 or mitigate its impact, and the direct and indirect economic effects of COVID-19 and the related containment measures. Management will continue to monitor the impact to our business, financial condition, results of operations, cash flow, and occupancy. Accordingly, we cannot predict the significance, extent or duration of any adverse impact of COVID-19 on our business, financial condition, results of operations or cash flows for the fiscal year ending December 31, 2020. Moreover, certain risk factors set forth in the 2019 Annual Report should be interpreted as heightened risks as a result of the impact of COVID-19.
The declaration, amount and payment of future cash distributions on our common stock are subject to uncertainty due to current market conditions.
All distributions will be declared at the discretion of our Board and will depend on our earnings, our financial condition, REIT distribution requirements, and other factors as our Board may deem relevant from time to time. The economic impacts resulting from the COVID-19 pandemic could adversely affect our ability to pay distributions. Our Board is under no obligation or requirement to declare future distributions and will continue to assess our common stock distribution rate on an ongoing basis, as market conditions and our financial position continue to evolve. We cannot assure you that we will achieve results that will allow us to pay distributions on our common stock or that the level of distributions will be maintained to increased.
We have paid, and may continue to pay, some or all of our distributions, and fund some or all redemptions, from sources other than cash flows from operations, including borrowings, proceeds from asset sales or the sale of securities, which may reduce the amount of capital we ultimately deploy in our real estate operations and may negatively impact the value of our common stock.
To the extent that cash flows from operations is insufficient to pay distributions or to fund redemptions, we may pay all or some of our distributions and fund all or some of our redemptions from borrowings by the REIT, proceeds from asset sales or the sale of our securities. We have no limits on the amounts we may use to pay distributions from sources other than cash flows from operations. The payment of distributions and redemptions from sources other than cash flows from operations may reduce the amount of proceeds available for acquisitions, negatively impact the value of our common stock and reduce the overall return. We expect that, from time to time, we may declare distributions and/or fund redemptions that exceed our cash flows from operations and in anticipation of future cash flows.
The following table presents distributions and source of distributions for the periods indicated below (dollar amounts in thousands):

	Three Months Ended March 31, 2020		Year Ended December 31, 2019
	Amount	Percent	Amount		Percent
Distributions paid in cash	$4,181	51%	$16,816		51%
Distributions reinvested	4,011	49%	16,201		49%
Total distributions	$8,192	100%	$33,017		100%

Source of distributions:
Net cash provided by operating activities (1)	$8,192	100%	$33,017	(2)	100%
Total sources	$8,192	100%	$33,017		100%
______________________

(1)	Net cash provided by operating activities for the three months ended March 31, 2020 and the year ended December 31, 2019 was $8.5 million and $32.5 million, respectively.

(2)	Our distributions for the year ended December 31, 2019 were fully covered by cash flows from operating activities, including cash flows from prior periods of $471,000.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On December 6, 2011, the initial registration statement for our public offering of up to $4.0 billion in shares of common stock was declared effective under the Securities Act. On August 26, 2013, the multi-class registration Statement was declared effective under the Securities Act; we designated the existing shares of our common stock that were sold prior to such date to be W Shares and registered two new classes of our common stock, A Shares and I Shares. On February 10, 2017, the Continuing Offering Registration Statement was declared effective under the Securities Act; we are offering up to $4.0 billion in shares of common stock of the three classes, covering up to $3.5 billion in shares in the Primary Offering and up to $500.0 million in shares pursuant to the DRIP. As a result of the Share Modifications, commencing November 27, 2018, we began offering and selling D Shares, T Shares, S Shares and I Shares in our continuous public offering, rather than W Shares, A Shares and I Shares. We are offering to sell any combination of D Shares, T Shares, S Shares and I Shares with a dollar value up to the maximum offering amount. Additionally, as of March 31, 2020, we were authorized to issue 10.0 million shares of preferred stock, but had none issued or outstanding.
As of March 31, 2020, we had issued approximately 47.9 million shares in the Offering, including shares issued pursuant to our DRIP, for gross proceeds of $864.2 million, out of which we recorded $24.2 million in upfront selling commissions, dealer manager fees and the current portion of stockholder servicing fees and $6.4 million in organization and offering costs. With the net offering proceeds of $833.7 million and the borrowings from our credit facility, we have acquired $1.1 billion in real estate assets, inclusive of capitalized acquisition costs, and incurred $12.1 million of acquisition-related expenses.
As of May 4, 2020, we have sold the following common shares and raised the following proceeds in connection with the Offering (dollar amounts in thousands):

	D Shares	T Shares	S Shares	I Shares	Total
Primary Offering
Shares	26,083,376	17,142,779	6,975	1,586,555	44,819,685
Proceeds	$462,666	$317,002	$122	$28,699	$808,489
Distribution Reinvestment Plan
Shares	1,972,542	1,177,412	203	121,144	3,271,301
Proceeds	$35,444	$20,867	$4	$2,199	$58,514
Prior to April 1, 2020, we had adopted a share redemption plan to provide limited liquidity whereby, on a daily basis, stockholders could request that we redeem all or any portion of their shares. The redemption price per share for each class on any business day was equal to our NAV per share for such class for that day, calculated by the independent fund accountant after the close of business on the redemption request day, without giving effect to any share purchases or redemptions to be effected on such day. Subject to limited exceptions, stockholders who redeemed their shares of our common stock within the first 365 days from the date of purchase were subject to a short-term trading fee of 5% of the aggregate NAV per share of the shares of common stock received. In each calendar quarter, net redemptions were limited under our share redemption plan to 5% of our total NAV as of the end of the immediately preceding quarter, plus any unused percentage carried over to the next quarter, but the maximum carryover percentage could never exceed 15% in the aggregate, and net redemptions in any quarter could never exceed 10% of the prior quarter’s NAV.
Effective April 1, 2020, to the extent the Company redeems shares in any particular month the Company will only redeem shares as of the opening of the last calendar day of that month (the “Redemption Date”). The redemption price per share for each class is equal to the NAV per share for such class on the Redemption Date. The Company may redeem fewer shares than have been requested in any particular month to be redeemed, or none at all, in its discretion at any time. The Company is also limited, in any calendar month, to shares whose aggregate value (based on the redemption price per share on the Redemption Date) is no more than 2% of the Company’s aggregate NAV as of the last calendar day of the previous calendar month and, in any calendar quarter, to shares whose aggregate value is no more than 5% of the Company’s aggregate NAV as of the last calendar day of the previous calendar quarter. In the event that the Company determines to redeem some but not all of the shares submitted for redemption during any month, shares submitted for redemption during such month will be redeemed on a pro rata basis. Stockholders who redeem their shares of the Company’s common stock within the first year of the date of purchase will be subject to a short-term trading fee of 5% of the aggregate NAV of the applicable class of shares of common stock redeemed. The Company may choose to redeem fewer shares in any particular month than have been requested to be redeemed, or none at all.
As of March 31, 2020, we received total redemption requests for, and redeemed, approximately 11.2 million D Shares, 3.8 million T Shares and 751,000 I Shares of our common stock for $199.8 million, $66.8 million and $13.7 million, respectively. No S Shares were redeemed during the three months ended March 31, 2020.

During the three months ended March 31, 2020, we redeemed shares as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 — January 31, 2020
D Shares	333,968	$17.70	333,968	(1)
T Shares	225,061	$17.32	225,061	(1)
S Shares	—	$—	—	(1)
I Shares	—	$—	—	(1)
February 1, 2020 — February 29, 2020
D Shares	636,277	$17.67	636,277	(1)
T Shares	188,499	$17.33	188,499	(1)
S Shares	—	$—	—	(1)
I Shares	81,715	$17.98	81,715	(1)
March 1, 2020 — March 31, 2020
D Shares	687,130	$17.71	687,130	(1)
T Shares	416,578	$17.31	416,578	(1)
S Shares	—	$—	—	(1)
I Shares	84,358	$17.99	84,358	(1)
Total	2,653,586		2,653,586
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
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

1.1*	Fifth Amended and Restated Dealer Manager Agreement by and between CIM Income NAV, Inc. and CCO Capital, LLC, dated May 12, 2020.
1.2*	Form of Selected Dealer Agreement.
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

4.2
Second Amended and Restated Multiple Class Plan of CIM Income NAV, Inc., effective February 28, 2020 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-55187), filed February 28, 2020).

4.3	Form of Initial Subscription Agreement (Incorporated by reference to Appendix A to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-213271), filed February 28, 2020).
4.4	Form of Additional Subscription Agreement (Incorporated by reference to Appendix B to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-213271), filed February 28, 2020).
10.1	Proposal and Contract for Services by and between CIM Income NAV, Inc. and CBRE, Inc. (formerly known as CB Richard Ellis, Inc.), dated May 14, 2020.
31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
Date: May 14, 2020