Form 10-Q
period 2020-06-30
CIM INCOME NAV, INC.
filed 2020-08-13
CIK 1498542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 000-55187
__________________________________________
CIM INCOME NAV, INC.
(Exact name of registrant as specified in its charter)
__________________________________________

Maryland		27-3147801
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)
2398 East Camelback Road, 4th Floor
Phoenix,	Arizona	85016
(Address of principal executive offices; zip code)		(Zip Code)
	(602)	778-8700
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 10, 2020, there were approximately 15.7 million shares of Class D common stock, approximately 14.0 million shares of Class T common stock, approximately 7,300 shares of Class S common stock, and approximately 946,000 shares of Class I common stock, par value $0.01 each, of CIM Income NAV, Inc. outstanding.

CIM INCOME NAV, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CIM INCOME NAV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts) (Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Real estate assets:
Land	$141,391	$145,373
Buildings and improvements	641,986	656,208
Intangible lease assets	107,865	112,718
Total real estate assets, at cost	891,242	914,299
Less: accumulated depreciation and amortization	(90,391)	(80,938)
Total real estate assets, net	800,851	833,361
Investment in CIM UII Onshore	46,698	—
Investment in marketable securities	15,556	15,002
Total real estate assets, equity investments and marketable securities, net	863,105	848,363
Cash and cash equivalents	33,401	5,111
Restricted cash	506	607
Rents and tenant receivables, net	15,765	13,599
Prepaid expenses and other assets	918	777
Deferred costs, net	475	672
Due from affiliates	5	8
Total assets	$914,175	$869,137
LIABILITIES AND EQUITY
Credit facility and notes payable, net	$471,289	$348,939
Accrued expenses and accounts payable	4,519	3,444
Escrowed stockholder proceeds	—	50
Due to affiliates	13,916	16,567
Intangible lease liabilities, net	12,775	13,618
Due to stockholders	8,194	2,814
Derivative liabilities, deferred rental income and other liabilities	14,655	7,676
Total liabilities	525,348	393,108
Commitments and contingencies
Redeemable common stock	26,265	59,263
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
D Shares common stock, $0.01 par value per share; 122,500,000 shares authorized, 15,788,306 and 18,143,147 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	158	181
T Shares common stock, $0.01 par value per share; 122,500,000 shares authorized, 13,954,099 and 14,499,636 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	139	145
S Shares common stock, $0.01 par value per share; 122,500,000 shares authorized, 7,196 and 7,031 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
I Shares common stock, $0.01 par value per share; 122,500,000 shares authorized, 942,270 and 1,097,896 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	10	11
Capital in excess of par value	487,762	507,913
Accumulated distributions in excess of earnings	(115,389)	(87,513)
Accumulated other comprehensive loss	(10,841)	(4,710)
Total stockholders’ equity	361,839	416,027
Non-controlling interests	723	739
Total equity	$362,562	$416,766
Total liabilities, redeemable common stock, and equity	$914,175	$869,137
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM INCOME NAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Rental and other property income	$17,148	$19,250	$35,736	$38,753
Interest income on marketable securities	88	38	178	76
Total revenues	17,236	19,288	35,914	38,829
Operating expenses:
General and administrative	1,469	1,719	2,654	3,729
Property operating	973	1,150	2,427	2,219
Real estate tax	1,443	1,328	2,776	2,580
Advisory fees and expenses	1,644	1,988	3,384	3,880
Transaction-related	252	225	343	713
Depreciation and amortization	6,949	7,431	13,988	14,835
Impairment	8,058	—	13,744	—
Total operating expenses	20,788	13,841	39,316	27,956
Gain on disposition of real estate, net	14	3,575	14	3,575
Operating (expense) income	(3,538)	9,022	(3,388)	14,448
Other expense:

Loss on investment in CIM UII Onshore	(3,302)	—	(3,302)	—
Interest expense and other, net	(4,452)	(3,569)	(8,112)	(7,359)
Net (loss) income	(11,292)	5,453	(14,802)	7,089
Net income allocated to noncontrolling interest	9	8	13	17
Net (loss) income attributable to the Company	$(11,301)	$5,445	$(14,815)	$7,072

Class D Common Stock:
Net (loss) income attributable to the Company	$(5,839)	$3,058	$(7,696)	$4,036
Basic and diluted weighted average number of common shares outstanding	16,389,898	18,828,972	17,012,238	18,935,853
Basic and diluted net (loss) income per common share	$(0.36)	$0.16	$(0.45)	$0.21

Class T Common Stock:
Net (loss) income attributable to the Company	$(5,125)	$2,202	$(6,670)	$2,788
Basic and diluted weighted average number of common shares outstanding	14,253,280	13,926,825	14,389,210	13,615,611
Basic and diluted net (loss) income per common share	$(0.36)	$0.16	$(0.46)	$0.20

Class S Common Stock:
Net loss attributable to the Company	$(3)	$—	$(4)	$—
Basic and diluted weighted average number of common shares outstanding	7,179	—	7,136	—
Basic and diluted net loss per common share	$(0.51)	$—	$(0.58)	$—

Class I Common Stock:
Net (loss) income attributable to the Company	$(334)	$185	$(445)	$248
Basic and diluted weighted average number of common shares outstanding	946,146	1,120,341	1,001,782	1,126,328
Basic and diluted net (loss) income per common share	$(0.35)	$0.17	$(0.44)	$0.22
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM INCOME NAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(11,292)	$5,453	$(14,802)	$7,089
Other comprehensive income (loss)
Unrealized holding gain on marketable securities	417	100	568	223
Reclassification adjustment for realized loss included in income as other expense	13	1	11	8
Unrealized loss on interest rate swaps	(759)	(3,575)	(8,343)	(5,495)
Amount of loss (gain) reclassified from other comprehensive loss into income as interest expense and other, net	1,245	(198)	1,633	(416)
Total other comprehensive income (loss)	916	(3,672)	(6,131)	(5,680)

Comprehensive (loss) income	(10,376)	1,781	(20,933)	1,409
Comprehensive income allocated to noncontrolling interest	9	8	13	17
Comprehensive (loss) income attributable to the Company	$(10,385)	$1,773	$(20,946)	$1,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM INCOME NAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share amounts) (Unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value
Balance as of January 1, 2020	33,747,710	$337	$507,913	$(87,513)	$(4,710)	$416,027	$739	$416,766
Issuance of common stock	1,131,064	11	20,124	—	—	20,135	—	20,135
Distributions declared on common stock — $0.24 per common share	—	—	—	(8,096)	—	(8,096)	—	(8,096)
Commissions, dealer manager and ongoing stockholder servicing fees	—	—	(415)	—	—	(415)	—	(415)
Other offering costs	—	—	(149)	—	—	(149)	—	(149)
Redemptions of common stock	(2,653,586)	(26)	(46,658)	—	—	(46,684)	—	(46,684)
Equity-based compensation	—	—	33	—	—	33	—	33
Changes in redeemable common stock	—	—	2,650	—	—	2,650	—	2,650
Distributions to non-controlling interests	—	—	—	—	—	—	(14)	(14)
Comprehensive (loss) income	—	—	—	(3,514)	(7,047)	(10,561)	4	(10,557)
Balance as of March 31, 2020	32,225,188	$322	$483,498	$(99,123)	$(11,757)	$372,940	$729	$373,669
Issuance of common stock	213,374	2	3,725	—	—	3,727	—	3,727
Distributions declared on common stock — $0.16 per common share	—	—	—	(4,965)	—	(4,965)	—	(4,965)
Commissions, dealer manager and ongoing stockholder servicing fees	—	—	289	—	—	289	—	289
Other offering costs	—	—	(28)	—	—	(28)	—	(28)
Redemptions of common stock	(1,746,691)	(17)	(30,103)	—	—	(30,120)	—	(30,120)
Equity-based compensation	—	—	33	—	—	33	—	33
Changes in redeemable common stock	—	—	30,348	—	—	30,348	—	30,348
Distributions to non-controlling interests	—	—	—	—	—	—	(15)	(15)
Comprehensive (loss) income	—	—	—	(11,301)	916	(10,385)	9	(10,376)
Balance as of June 30, 2020	30,691,871	$307	$487,762	$(115,389)	$(10,841)	$361,839	$723	$362,562

CIM INCOME NAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share amounts) (Unaudited) - (Continued)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value
Balance as of January 1, 2019	32,879,581	$329	$497,581	$(69,151)	$565	$429,324	$766	$430,090
Issuance of common stock	2,132,534	22	38,500	—	—	38,522	—	38,522
Distributions declared on common stock — $0.24 per common share	—	—	—	(8,070)	—	(8,070)	—	(8,070)
Commissions, dealer manager and ongoing stockholder servicing fees	—	—	(1,788)	—	—	(1,788)	—	(1,788)
Other offering costs	—	—	(285)	—	—	(285)	—	(285)
Redemptions of common stock	(1,177,580)	(13)	(21,033)	—	—	(21,046)	—	(21,046)
Equity-based compensation	—	—	33	—	—	33	—	33
Changes in redeemable common stock	—	—	(1,011)	—	—	(1,011)	—	(1,011)
Distributions to non-controlling interests	—	—	—	—	—	—	(15)	(15)
Comprehensive income (loss)	—	—	—	1,627	(2,008)	(381)	9	(372)
Balance as of March 31, 2019	33,834,535	$338	$511,997	$(75,594)	$(1,443)	$435,298	$760	$436,058
Issuance of common stock	1,530,101	15	27,370	—	—	27,385	—	27,385
Distributions declared on common stock — $0.24 per common share	—	—	—	(8,257)	—	(8,257)	—	(8,257)
Commissions, dealer manager and ongoing stockholder servicing fees	—	—	(1,307)	—	—	(1,307)	—	(1,307)
Other offering costs	—	—	(203)	—	—	(203)	—	(203)
Redemptions of common stock	(1,449,992)	(14)	(25,629)	—	—	(25,643)	—	(25,643)
Equity-based compensation	—	—	32	—	—	32	—	32
Changes in redeemable common stock	—	—	21	—	—	21	—	21
Distributions to non-controlling interests	—	—	—	—	—	—	(24)	(24)
Comprehensive income (loss)	—	—	—	5,445	(3,672)	1,773	8	1,781
Balance as of June 30, 2019	33,914,644	$339	$512,281	$(78,406)	$(5,115)	$429,099	$744	$429,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM INCOME NAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(14,802)	$7,089
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, net	13,859	14,632
Straight-line rental income	(1,844)	(1,661)
Write-off of uncollectible lease-related receivables	2,325	23
Amortization of deferred financing costs	547	539
Amortization on marketable securities	29	3
Equity-based compensation	66	65
Loss on sale of marketable securities	11	8
Loss on investment in CIM UII Onshore	3,302	—
Gain on disposition of real estate assets, net	(14)	(3,575)
Impairment of real estate assets	13,744	—
Changes in assets and liabilities:
Rents and tenant receivables	(2,656)	(440)
Prepaid expenses and other assets	(379)	(155)
Accrued expenses and accounts payable	1,042	435
Deferred rental income and other liabilities	303	(1,132)
Due from affiliates	3	106
Due to affiliates	(1,024)	(577)
Net cash provided by operating activities	14,512	15,360
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(1,663)	(32,428)
Investment in marketable securities	(2,852)	(712)
Proceeds from sale and maturities of marketable securities	2,837	351
Investment in CIM UII Onshore	(50,000)	—
Net proceeds from disposition of real estate assets	5,783	35,811
Payment of property escrow deposits	—	(200)
Refund of property escrow deposits	—	200
Proceeds from the settlement of insurance claims	204	118
Net cash (used in) provided by investing activities	(45,691)	3,140
Cash flows from financing activities:
Proceeds from issuance of common stock	17,297	57,931
Offering costs on issuance of common stock	(1,930)	(2,955)
Redemptions of common stock	(71,021)	(46,689)
Distributions to stockholders	(6,899)	(8,346)
Proceeds from credit facility	122,000	25,500
Repayments of credit facility	—	(31,500)
Deferred financing costs paid	—	(17)
Change in escrowed stockholder proceeds liability	(50)	—
Distributions to noncontrolling interests	(29)	(39)
Net cash provided by (used in) financing activities	59,368	(6,115)
Net increase in cash and cash equivalents and restricted cash	28,189	12,385
Cash and cash equivalents and restricted cash, beginning of period	5,718	4,450
Cash and cash equivalents and restricted cash, end of period	$33,907	$16,835
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$33,401	$16,165
Restricted cash	506	670
Total cash and cash equivalents and restricted cash	$33,907	$16,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited)
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
The Company is externally managed by CIM Income NAV Management, LLC, a Delaware limited liability company (“CIM Income NAV Management”), which is an affiliate of CIM Group, LLC (“CIM”). CIM is a community-focused real estate and infrastructure owner, operator, developer and lender with multi-disciplinary expertise, including in acquisitions, management, development, leasing, research and capital markets. CIM is headquartered in Los Angeles, California and has offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; New York, New York; Chicago, Illinois; Phoenix, Arizona; Orlando, Florida; Tokyo, Japan; and Atlanta, Georgia.
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
On December 6, 2011, the Company commenced its initial public offering on a “best efforts” basis of $4.0 billion in shares of common stock. As part of the Company’s first follow-on offering, on August 26, 2013, the Company designated the existing shares of the Company’s common stock that were sold prior to such date to be Wrap Class shares (“W Shares”) of common stock and registered two new classes of the Company’s common stock, Advisor Class shares (“A Shares”) and Institutional Class shares (“I Shares”). On February 10, 2017, the Company commenced its second follow-on offering (the “Second Follow-on Offering”), pursuant to which the Company offered up to $4.0 billion in shares of common stock (collectively with the initial public offering and the Third Follow-on Offering (as defined below), the “Offering”), consisting of $3.5 billion in shares in the Company’s primary offering (the “Primary Offering”) and $500.0 million in shares pursuant to a distribution reinvestment plan (the “DRIP”). On August 7, the Company commenced its third follow-on offering, pursuant to which the Company is offering up to $4.0 billion in shares of common stock (the “Third Follow-on Offering”), consisting of $3.5 billion in share in the Primary Offering and $500.0 million in shares pursuant to the DRIP.
On November 27, 2018, the Company amended its charter to, among other things, change the name and designation of its W Shares to Class D Common Stock (the “D Shares”), and its A Shares to Class T Common Stock (the “T Shares”), respectively, and reclassified a portion of its common stock as Class S Common Stock (the “S Shares”), to be offered alongside its D Shares, T Shares and I Shares in its continuous public offering (the “Share Modifications”). The Company is offering to sell any combination of D Shares, T Shares, S Shares and I Shares with a dollar value up to the maximum offering amount. As of June 30, 2020, the Company had issued approximately 48.1 million shares of common stock in the Offering, including 3.3 million in shares issued in the DRIP, for gross offering proceeds of $868.0 million before $24.9 million in upfront selling commissions, dealer manager fees and the current portion of stockholder servicing fees and $6.4 million in organization and offering costs.
The per share purchase price for each class of common stock varies from month-to-month and, each month, is generally equal to, for each class of common stock, the Company’s net asset value (“NAV”) for such class, divided by the number of shares of that class outstanding, as of the prior month, plus, for T Shares and S Shares sold in the Primary Offering, applicable upfront selling commissions and dealer manager fees. The Company’s NAV per share is calculated monthly as of the last calendar day of each month by an independent fund accountant using a process that incorporates (1) the periodic valuations of each of the Company’s real estate assets and related liabilities by the Company’s independent valuation expert, (2) ongoing assessment by the valuation expert of the estimated impact of any events that require adjustment to the most recent valuations determined by the valuation expert, (3) updates in the price of liquid assets for which third-party market quotes are available, (4) valuations of any securities or other assets for which market quotes are not available (5) valuation of the Company’s other assets and liabilities, (6) accruals of the Company’s distributions for each share class, and (7) estimates of monthly accruals, on a net basis, of operating revenues, expenses, debt service costs and fees. As of June 30, 2020, the NAV per share for D Shares, T Shares, S Shares and I Shares was $16.97, $16.56, $16.54 and $17.23, respectively. The Company’s NAV is not audited or

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) - (Continued)
reviewed by its independent registered public accounting firm. The Company has engaged its independent valuation expert to provide on a monthly, instead of a rolling annual, basis, valuations of each of its commercial real estate assets and real estate related liabilities, going forward, until such time that the Company has greater visibility into the impact of the current novel coronavirus (“COVID-19”) pandemic on the Company’s property valuations.
The Company has used substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio primarily consisting of retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States. As of June 30, 2020, the Company owned 126 commercial properties, including two properties owned through a consolidated joint venture arrangement (the “Consolidated Joint Venture”), comprised of 5.4 million rentable square feet of commercial space located in 34 states, and which was 98.7% leased, including month-to-month agreements, if any. As of June 30, 2020, the Company also owned limited partnership interests with CIM UII Onshore, L.P. (“CIM UII Onshore”), the sole purpose of which is to invest all of its assets in CIM Urban Income Investments, L.P. (“CIM Urban Income”), which is a private institutional fund that acquires, owns and operates substantially stabilized, diversified real estate and real estate-related assets in urban markets primarily located throughout North America.
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
June 30, 2020 (Unaudited) - (Continued)
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
As of June 30, 2020 and December 31, 2019, the Company determined that it had a controlling interest in the Consolidated Joint Venture and therefore met the requirements for consolidation.
Reclassifications
Certain amounts in the Company’s prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation.
The Company is presenting the write-off of uncollectable lease-related receivables of $23,000 for the six months ended June 30, 2019, which was previously included in straight-line rental income, net in the condensed consolidated statements of cash flows.
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, lease concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. During the six months ended June 30, 2020, as part of the Company’s quarterly impairment review procedures, the Company recorded impairment charges of $13.7 million related to one anchored shopping center and one retail property due to the carrying value being greater than the estimated fair value of the property, net of selling costs, and one anchored shopping center and two retail properties, due to tenant bankruptcy. The Company’s impairment assessment as of June 30, 2020 was based on the most current information available to the Company, including

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) - (Continued)
expected holding periods. If the Company’s expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. The Company cannot provide any assurance that additional material impairment charges with respect to the Company’s real estate assets will not occur during 2020 or in future periods, particularly with respect to any negative impacts to the Company that may result from the economic disruption caused by the COVID-19 pandemic. If the effects of the COVID-19 pandemic cause economic and market conditions to continue to deteriorate or if the Company’s expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. As of June 30, 2020, the Company has not identified any further impairments resulting from COVID-19 related impacts, including as a result of tenant requests for rent relief. The Company generally intends to hold its assets for the long-term; therefore, a temporary change in cash flows due to COVID-19 related impacts alone would not be an impairment indicator. However, the Company has yet to see the long-term effects of COVID-19 on the economy and the extent to which it may impact the Company’s tenants in the future. Indications of a tenant’s inability to continue as a going concern, changes in the Company’s view or strategy relative to a tenant’s business or industry as a result of the economic impacts of COVID-19, or changes in the Company’s long-term hold strategies, could be indicative of an impairment indicator. Accordingly, the Company will continue to monitor circumstances and events in future periods to determine whether the carrying value of the Company’s real estate assets are recoverable. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in detail in Note 3 — Fair Value Measurements. See also Note 4 — Real Estate Assets for further discussion regarding real estate acquisition and disposition activity. No impairment indicators were identified and no impairment losses were recorded during the six months ended June 30, 2019.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of June 30, 2020 and December 31, 2019.
Disposition of Real Estate Assets
Gains and losses from dispositions are recognized once the various criteria relating to the terms of sale and any subsequent involvement by the Company with the asset sold are met. A discontinued operation includes only the disposal of a component of an entity and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. The Company’s property dispositions during the six months ended June 30, 2020 and 2019 did not qualify for discontinued operations presentation, and thus, the results of the properties that have been sold remain in operating income, and any associated gains or losses from the disposition are included in gain on disposition of real estate, net.
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

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) - (Continued)
Investment in Marketable Securities
Investment in marketable securities consists primarily of the Company’s investment in corporate and government debt securities. The Company determines the appropriate classification for debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of June 30, 2020, the Company classified its investments as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in other comprehensive income (loss).
The Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), as further described in “Recent Accounting Pronouncements,” on January 1, 2020. The Company monitors its available-for-sale securities for impairments. A loss is recognized when the Company determines that a decline in the estimated fair value of a security below its amortized cost has resulted from a credit loss or other factors. The Company records impairments related to credit losses through an allowance for credit losses. However, the allowance is limited by the amount that the fair value is less than the amortized cost basis. The Company considers many factors in determining whether a credit loss exists, including, but not limited to, the extent to which the fair value is less than the amortized cost basis, recent events specific to the security, industry or geographic area, the payment structure of the security, the failure of the issuer of the security to make scheduled interest or principal payments, and external credit ratings and recent changes in such ratings. The analysis of determining whether a credit loss exists requires significant judgments and assumptions. The use of alternative judgments and assumptions could result in a different conclusion.
The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method and is recorded in the accompanying condensed consolidated statements of operations in interest and other expense, net. Upon the sale of a security, the realized net gain or loss is computed on the specific identification method.
Investment in CIM UII Onshore
As of June 30, 2020, the Company had invested $50.0 million of capital in CIM UII Onshore with a carrying value of $46.7 million, which represents a less than 5% ownership of CIM UII Onshore. The Company accounts for its investment under the equity method. The equity method of accounting requires the investment to be initially recorded at cost, including transaction costs incurred to finalize the investment, and subsequently adjusted for the Company’s share of equity in CIM UII Onshore’s earnings and distributions. The Company records its share of CIM UII Onshore’s profits or losses on a quarterly basis as an adjustment to the carrying value of the investment on the Company’s condensed consolidated balance sheet and is recognized as a profit or loss on the condensed consolidated statements of operations. Additionally, any dividends received reduce the carrying amount of the Company’s investment and are not recognized as dividend income.
Noncontrolling Interest in Consolidated Joint Venture
The Company has a controlling interest in a Consolidated Joint Venture and, therefore, meets the requirements for consolidation. The Company recorded net income of $13,000 and paid distributions of $29,000 to the noncontrolling interest during the six months ended June 30, 2020. The Company recorded the noncontrolling interest of $723,000 and $739,000 as of June 30, 2020 and December 31, 2019, respectively, on the condensed consolidated balance sheets.
Restricted Cash
The Company had $506,000 and $607,000 in restricted cash as of June 30, 2020 and December 31, 2019, respectively. Included in restricted cash was $157,000 and $136,000 held by lenders in lockbox accounts as of June 30, 2020 and December 31, 2019, respectively. As part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which funds in excess of the required minimum balance are disbursed on a weekly basis to the Company. Restricted cash also included $349,000 and $421,000 held in escrow for tenant improvements at a certain property in accordance with the associated lease agreement as of June 30, 2020 and December 31, 2019, respectively. In addition, restricted cash included $50,000 of escrowed investor proceeds for which shares of common stock had not been issued as of December 31, 2019. There were no such proceeds as of June 30, 2020.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) - (Continued)
Stockholder Servicing Fees
The Company pays CCO Capital stockholder servicing fees, which are calculated on a daily basis in the amount of 1/365th of 0.25%, 0.85% and 0.85% of the per share NAV for each class of common stock outstanding for D Shares, T Shares and S Shares, respectively. The Company does not pay a stockholder servicing fee with respect to I Shares.
The stockholder servicing fees are paid monthly in arrears. An estimated liability for future stockholder servicing fees payable to CCO Capital is recognized at the time each share is sold and included in due to affiliates in the condensed consolidated balance sheets with a corresponding decrease to capital in excess of par value. The Company recognized a liability for future fees payable to CCO Capital of $12.3 million and $13.9 million as of June 30, 2020 and December 31, 2019, respectively.
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
The Company continually reviews whether collection of lease-related receivables, including any straight-line rent, and current and future operating expense reimbursements from tenants are probable. The determination of whether collectability is probable takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Upon the determination that the collectability of a receivable is not probable, the Company will record a reduction to rental and other property income for amounts previously recorded and a decrease in the outstanding receivable. Revenue from leases where collection is deemed to be not probable is recorded on a cash basis until collectability becomes probable. Management’s estimate of the collectability of lease-related receivables is based on the best information available at the time of estimate. The Company does not use a general reserve approach and lease-related receivables are adjusted and taken against rental and other property income only when collectability becomes not probable.
During the three and six months ended June 30, 2020, the Company identified certain tenants where collection was no longer considered probable. For these tenants, the Company made the determination to record revenue on a cash basis and

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) - (Continued)
wrote off total outstanding receivables of $1.6 million and $2.5 million for the three and six months ended June 30, 2020, respectively, which included $277,000 and $1.0 million of straight-line rental income for the respective periods, and $175,000 related to certain tenant reimbursements that were written off during the three months ended June 30, 2020. These write offs reduced rental and other property income during the three and six months ended June 30, 2020.
(Loss) Earnings and Distributions Per Share
The Company has four classes of common stock with nonforfeitable dividend rights that are determined based on a different NAV for each class. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which can result in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. Diluted income per share, when applicable, considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the three and six months ended June 30, 2020 or 2019. Distributions per share are calculated based on the authorized monthly distribution rate. Prior to April 1, 2020, distributions were calculated based on the authorized daily distribution rate.
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
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, which was subsequently amended by ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (“ASU 2018-19”), in November 2018. Subsequently, the FASB issued ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, ASU No. 2019-11 and ASU No. 2020-02 to provide additional guidance on the credit losses standard. ASU 2016-13 and the related updates are intended to improve financial reporting requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held-for-investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current GAAP. ASU 2018-19 clarified that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASU No. 2016-02, Leases (Topic 842) (“ASC 842”). ASU 2016-13 and ASU 2018-19 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company adopted ASU 2016-13 during the first quarter of fiscal year 2020, and has concluded that there is no material impact on its condensed consolidated financial statements.
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

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) - (Continued)
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
In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities (“ASU 2018-17”). The guidance changes the guidance for determining whether a decision-making fee is a variable interest. Under the new ASU, indirect interests held through related parties under common control will now be considered on a proportional basis when determining whether fees paid to decision makers and service providers are variable interests. Such indirect interests were previously treated the same as direct interests. ASU 2018-17 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company adopted ASU 2018-17 during the first quarter of fiscal year 2020, and has concluded that there is no material impact on its condensed consolidated financial statements.
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
The Company has elected to apply this guidance to avoid performing a lease by lease analysis for the lease concessions that (1) were granted as relief due to COVID-19 related impacts and (2) result in the cash flows remaining substantially the same or less than the original contract and will account for these lease concessions as if no changes were made to the leases. During the three and six months ended June 30, 2020, the Company provided lease concessions, in the form of rental deferrals, to certain tenants in response to the impact of COVID-19 on those tenants. As of June 30, 2020, the Company had granted rent deferrals with an aggregate deferral amount of $32,000. The deferral of rental payments affects the timing, but not the amount, of the lease payments and resulted in an increase of $32,000 to the Company’s lease related receivables balance as of June 30, 2020.
As of August 10, 2020, the Company has collected approximately 90% of rental payments originally contracted for during the three months ended June 30, 2020.
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
June 30, 2020 (Unaudited) - (Continued)
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of June 30, 2020, the estimated fair value of the Company’s debt was $473.7 million, compared to a carrying value of $473.0 million. As of December 31, 2019, the estimated fair value of the Company’s debt was $351.2 million, compared to a carrying value of $351.0 million.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2020 and December 31, 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of June 30, 2020 and December 31, 2019, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) - (Continued)
Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2020	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Marketable securities	$15,556	$15,556	$—	$—
Financial liabilities:
Interest rate swaps	$(11,593)	$—	$(11,593)	$—

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swaps	$34	$—	$34	$—
Marketable securities	15,002	15,002	—	—
Total financial assets	$15,036	$15,002	$34	$—
Financial liabilities:
Interest rate swaps	$(4,917)	$—	$(4,917)	$—
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
As discussed in Note 4 — Real Estate Assets, during the six months ended June 30, 2020, real estate assets related to one anchored shopping center and two retail properties were impaired due to tenant bankruptcy. Additionally, real estate assets related to one anchored shopping center and one retail property were deemed to be impaired, due to the carrying value being greater than the estimated fair value of the property, net of selling costs. The carrying value of these properties was reduced to an estimated fair value of $39.5 million, resulting in impairment charges of $13.7 million. The Company estimates fair values using Level 3 inputs and using a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain key assumptions, including, but not limited to, the following: (1) terminal capitalization rates; (2) discount rates; (3) the number of years the property will be held; (4) property operating expenses; and (5) re-leasing assumptions, including the number of months to re-lease, market rental income and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and the future performance and sustainability of the Company’s tenants. For the Company’s impairment test for the real estate assets during the six months ended June 30, 2020, the Company used a range of discount rates from 8.3% to 9.7% and terminal capitalization rates from 7.8% to 9.2%. The Company determined that the selling price used to determine the fair values was a Level 2 input. No impairment indicators were identified and no impairment losses were recorded during the six months ended June 30, 2019.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) - (Continued)
The following table presents the impairment charges by asset class recorded during the six months ended June 30, 2020 (in thousands):

Six Months Ended
June 30, 2020
Asset class impaired:
Land	$2,601
Buildings and improvements	8,788
Intangible lease assets	2,358
Intangible lease liabilities	(3)
Total impairment loss	$13,744

NOTE 4 — REAL ESTATE ASSETS
2020 Property Acquisitions
During the six months ended June 30, 2020, the Company did not acquire any properties.
2020 Property Dispositions
During the six months ended June 30, 2020, the Company disposed of one anchored shopping center and one retail property for an aggregate gross sales price of $6.1 million, resulting in net proceeds of $5.8 million after closing costs and a net gain of $14,000. The Company has no continuing involvement with these properties. The gain on sale of real estate is included in gain on disposition of real estate, net in the condensed consolidated statements of operations. The disposition of these properties did not qualify to be reported as discontinued operations since the dispositions did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of these disposed properties are reflected in the Company’s results from continuing operations for all periods presented through the respective dates of disposition.
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
During the six months ended June 30, 2020, five properties totaling approximately 303,000 square feet with a carrying value of $53.2 million were deemed to be impaired and their carrying values were reduced to a combined estimated fair value of $39.5 million, resulting in impairment charges of $13.7 million which were recorded in the condensed consolidated statements of operations. See Note 3 — Fair Value Measurements for a further discussion on these impairment charges. There were no impairment charges during the six months ended June 30, 2019.
2019 Property Acquisitions
During the six months ended June 30, 2019, the Company acquired a 100% interest in three commercial properties for an aggregate purchase price of $31.5 million (the “2019 Asset Acquisitions”), which included $190,000 of acquisition-related expenses that were capitalized. The Company funded the 2019 Asset Acquisitions with net proceeds from the Offering, real estate dispositions and available borrowings.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) - (Continued)
The following table summarizes the purchase price allocation for the 2019 Asset Acquisitions purchased during the six months ended June 30, 2019 (in thousands):

2019 Asset Acquisitions
Land	$7,078
Building and improvements	22,432
Acquired in-place leases and other intangibles (1)	2,285
Intangible lease liabilities (2)	(313)
Total purchase price	$31,482
______________________
(1)The weighted average amortization period for acquired in-place leases and other intangibles was 15.8 years.
(2)The weighted average amortization period for acquired intangible lease liabilities was 15.0 years.
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
Consolidated Joint Venture
As of June 30, 2020, the Company had an interest in a Consolidated Joint Venture that owns and manages two properties, with total assets of $7.2 million, which included $7.2 million of land, building and improvements and $641,000 of intangible assets, net of accumulated depreciation and amortization of $810,000, and total liabilities of $118,000. The Consolidated Joint Venture did not have any debt outstanding as of June 30, 2020. The Company has the ability to control operating and financial policies of the Consolidated Joint Venture. There are restrictions on the use of these assets as the Company would generally be required to obtain the approval of the partner (the “Consolidated Joint Venture Partner”) in accordance with the joint venture agreement for any major transactions. The Company and the Consolidated Joint Venture Partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
NOTE 5 — INTANGIBLE LEASE ASSETS AND LIABILITIES
Intangible lease assets and liabilities consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands, except weighted average life remaining):

	June 30, 2020	December 31, 2019
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $24,899 and $23,026, respectively (with a weighted average life remaining of 10.2 years and 14.6 years, respectively)
	$69,133	$75,754
Acquired above-market leases, net of accumulated amortization of $3,585 and $3,118, respectively (with a weighted average life remaining of 11.3 years and 12.7 years, respectively)
	10,248	10,820
Total intangible lease assets, net	$79,381	$86,574
Intangible lease liabilities:
Acquired below-market liabilities, net of accumulated amortization of $4,197 and $4,111, respectively (with a weighted average life remaining of 11.4 years and 20.9 years, respectively)
	$12,775	$13,618
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

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) - (Continued)
The following table summarizes the amortization related to the intangible lease assets and liabilities for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
In-place lease and other intangible amortization	$1,943	$2,386	$3,972	$4,774
Above-market lease amortization	$254	$283	$511	$568
Below-market lease amortization	$351	$397	$704	$795
As of June 30, 2020, the estimated amortization relating to the intangible lease assets and liabilities is as follows (in thousands):

	Amortization
	In-Place Leases and Other Intangibles	Above-Market Leases	Below-Market Leases
Remainder of 2020	$3,683	$504	$625
2021	7,342	1,008	1,239
2022	7,297	1,008	1,232
2023	7,082	1,007	1,204
2024	6,715	946	1,140
Thereafter	37,014	5,775	7,335
Total	$69,133	$10,248	$12,775

NOTE 6 — INVESTMENT IN CIM UII ONSHORE
On September 27, 2019, the Company executed a subscription agreement to purchase $50.0 million of limited partnership interests in CIM UII Onshore. CIM UII Onshore’s sole purpose is to invest all of its assets in CIM Urban Income, which is a private institutional fund that acquires, owns and operates substantially stabilized, diversified real estate and real estate-related assets in urban markets primarily located throughout North America. The investment was made by the Company to gain exposure to the urban real assets invested in by CIM Urban Income. The Company’s subscription agreement was accepted by the general partner of CIM UII Onshore on September 30, 2019, and the entire $50.0 million of capital was called and funded on March 31, 2020. The Company accounts for its investment using the equity method.
During the three and six months ended June 30, 2020, the Company recognized an equity method net loss of $3.3 million related to its investment. The Company did not receive any dividends related to its investment during the three and six months ended June 30, 2020. As of June 30, 2020, the carrying value of the Company’s investment was $46.7 million, which represents a less than 5% ownership of CIM UII Onshore, and approximates fair value.
NOTE 7 — MARKETABLE SECURITIES
The Company owned marketable securities with an estimated fair value of $15.6 million and $15.0 million as of June 30, 2020 and December 31, 2019, respectively. The following is a summary of the Company’s available-for-sale securities as of June 30, 2020 (in thousands):

	Available-for-sale securities
	Amortized Cost Basis	Unrealized Gain (Loss)	Fair Value
U.S. Treasury Bonds	$5,230	$307	$5,537
U.S. Agency Bonds	2,479	31	2,510
Corporate Bonds	7,095	414	7,509
Total available-for-sale securities	$14,804	$752	$15,556

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) - (Continued)
The following table provides the activity for the marketable securities during the six months ended June 30, 2020 (in thousands):

	Amortized Cost Basis	Unrealized Gain (Loss)	Fair Value
Marketable securities as of January 1, 2020	$14,829	$173	$15,002
Face value of marketable securities acquired	2,715	—	2,715
Premiums and discounts on purchase of marketable securities, net of acquisition costs	137	—	137
Amortization on marketable securities	(29)	—	(29)
Sales and maturities of securities	(2,848)	11	(2,837)
Unrealized gain on marketable securities	—	568	568
Marketable securities as of June 30, 2020	$14,804	$752	$15,556
During the six months ended June 30, 2020, the Company sold 22 marketable securities for aggregate proceeds of $2.8 million resulting in a loss of $11,000. The Company recorded an unrealized gain of $568,000 on its investments, which is included in accumulated other comprehensive loss attributable to the Company in the accompanying condensed consolidated statement of changes in equity for the six months ended June 30, 2020 and the condensed consolidated balance sheet as of June 30, 2020. The total unrealized holding gain on marketable securities of $752,000 and $173,000 as of June 30, 2020 and December 31, 2019, respectively, is included in accumulated other comprehensive loss attributable to the Company in the accompanying condensed consolidated statement of changes in equity.
The scheduled maturities of the Company’s marketable securities as of June 30, 2020 are as follows (in thousands):

	Available-for-sale securities
	Amortized Cost	Estimated Fair Value
Due within one year	$1,754	$1,773
Due after one year through five years	5,375	5,659
Due after five years through ten years	5,253	5,673
Due after ten years	2,422	2,451
Total	$14,804	$15,556
Actual maturities of marketable securities can differ from contractual maturities because borrowers on certain debt securities may have the right to prepay their respective debt obligations at any time. In addition, factors such as prepayments and interest rates may affect the yields on such securities.
In estimating credit losses, management considers a variety of factors, including (1) whether the Company will be required to sell the impaired security before the recovery of its amortized cost basis, (2) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, and (3) whether the Company expects to recover the entire amortized cost basis of the security. The Company believes that none of the unrealized losses on investment securities are credit losses as management expects the Company will fully recover the entire amortized cost basis of all securities. As of June 30, 2020, the Company had no credit losses.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) - (Continued)
NOTE 8 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. As of June 30, 2020, the Company had nine interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of June 30, 2020 and December 31, 2019 (dollar amounts in thousands):

			Outstanding Notional Amount as of	Interest	Effective	Maturity	Fair Value of Liabilities as of
		Balance Sheet Location	June 30, 2020	Rate (1)	Date	Date	June 30, 2020	December 31, 2019
Interest Rate Swaps	(2)	Derivative liabilities, deferred rental income and other liabilities	$290,705	3.32% to 4.84%	12/1/2015 to 9/30/2019	12/1/2020 to 9/6/2022	$(11,593)	$(4,917)
______________________
(1)The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of June 30, 2020.
(2)As of December 31, 2019, interest rate swaps with an aggregate outstanding notional amount of $49.2 million were in an asset position with an aggregate fair value balance of $34,000 and were included in prepaid expenses and other assets in the accompanying condensed consolidated balance sheets.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the derivative instruments that are designated as hedges is recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three and six months ended June 30, 2020, the amount of losses reclassified from other comprehensive income (loss) as an increase to interest expense was $1.2 million and $1.6 million, respectively. For the three and six months ended June 30, 2019, the amount of gains reclassified from other comprehensive income (loss) as a decrease to interest expense was $198,000 and $416,000, respectively. The total unrealized holding loss on interest rate swaps of $11.6 million and $4.9 million as of June 30, 2020 and December 31, 2019, respectively, is included in accumulated other comprehensive loss attributable to the Company in the accompanying condensed consolidated statement of changes in equity. During the next 12 months, the Company estimates that $6.0 million will be reclassified from other comprehensive income (loss) as an increase to interest expense. The Company includes cash flows from interest rate swap agreements in cash flows provided by operating activities on the condensed consolidated statements of cash flows, as the Company’s accounting policy is to present cash flows from hedging instruments in the same category in the condensed consolidated statements of cash flows as the category for cash flows from the hedged items.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations, under the agreements at an aggregate termination value, inclusive of interest payments of $11.8 million, which includes accrued interest, at June 30, 2020. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of June 30, 2020.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) - (Continued)
NOTE 9 — CREDIT FACILITY AND NOTES PAYABLE
As of June 30, 2020, the Company had $471.3 million of debt outstanding, including net deferred financing costs, with a weighted average years to maturity of 1.9 years and a weighted average interest rate of 3.53%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date. The following table summarizes the debt balances as of June 30, 2020 and December 31, 2019, and the debt activity for the six months ended June 30, 2020 (in thousands):

		During the Six Months Ended June 30, 2020
	Balance as of December 31, 2019	Debt Issuance, Net (1)	Repayments	Amortization	Balance as of June 30, 2020
Credit facility	$212,500	$122,000	$—	$—	$334,500
Fixed rate debt	138,459	—	—	—	138,459
Total debt	350,959	122,000	—	—	472,959
Deferred costs – credit facility (2)	(1,023)	—	—	189	(834)
Deferred costs – fixed rate debt	(997)	—	—	161	(836)
Total debt, net	$348,939	$122,000	$—	$350	$471,289
______________________
(1)Includes deferred financing costs incurred during the period.
(2)Deferred costs related to the term portion of the credit facility.
Notes Payable
As of June 30, 2020, the Company had fixed rate debt outstanding of $138.5 million, including $78.2 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.56% to 4.17% per annum and as of June 30, 2020, the fixed rate debt had a weighted average interest rate of 3.91%. The fixed rate debt outstanding matures on various dates from December 2020 to February 2025. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $248.0 million as of June 30, 2020. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
With respect to the remaining $9.2 million of debt maturing within the next 12 months following the date these financial statements are issued, the Company believes cash on hand, net cash provided by operations, borrowings available under the Credit Facility (as defined below) or the entry into new financing arrangements will be sufficient in order to meet its debt obligations as they become due.
Credit Facility
The Company is party to a second amended and restated credit agreement (the “Second Amended Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent (“JPMorgan Chase”), that provides for borrowings up to $425.0 million, which is comprised of up to $212.5 million in unsecured revolving loans (the “Revolving Loans”) and up to $212.5 million in unsecured term loans (the “Term Loans”) (collectively, with the Revolving Loans, the “Credit Facility”). The Term Loans mature on September 6, 2022 and the Revolving Loans mature on September 6, 2021; however, the Company may elect to extend the maturity date for the Revolving Loans for up to two six-month periods, but no later than September 6, 2022, subject to satisfying certain conditions contained in the Second Amended Credit Agreement.
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month LIBOR multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.70% to 2.20% for Revolving Loans and 1.60% to 2.10% for Term Loans; or (ii) a base rate ranging from 0.70% to 1.20% for Revolving Loans and 0.60% to 1.10% for Term Loans, plus the greater of: (a) JPMorgan Chase’s Prime Rate (as defined in the Second Amended Credit Agreement); (b) the Federal Funds Effective Rate (as defined in the Second Amended Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.0%. As of June 30, 2020, the Revolving Loans outstanding totaled $122.0 million at an interest rate of 2.08%. As of June 30, 2020, the Term Loans outstanding totaled $212.5 million, all of which are subject to interest rate swap agreements (the “Swapped Term Loans”). The interest rate swap agreements have the effect of fixing the Eurodollar Rate per annum of the

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) - (Continued)
Swapped Term Loan at an all-in rate of 4.11%. As of June 30, 2020, the Company had $334.5 million outstanding under the Credit Facility at a weighted average interest rate of 3.37% and $90.5 million in unused capacity, subject to borrowing availability. The Company had available borrowings of $9.5 million as of June 30, 2020.
The Second Amended Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Second Amended Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $367.1 million plus (ii) 75% of the equity issued (iii) minus the aggregate amount of any redemptions or similar transaction from the date of the Second Amended Credit Agreement, a leverage ratio less than or equal to 60%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75, a secured debt ratio equal to or less than 40%, and the amount of secured debt that is recourse debt at no greater than 15% of total asset value. As of June 30, 2020, the Company believes it was in compliance with the financial covenants of the Second Amended Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to June 30, 2020 (in thousands):

Principal Repayments
Remainder of 2020	$9,240
2021	142,442
2022	304,327
2023	—
2024	—
Thereafter	16,950
Total	$472,959

NOTE 10 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the six months ended June 30, 2020 and 2019 are as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Change in accrued dealer manager fee, ongoing stockholder servicing fees, and other offering costs	$(225)	$2,216
Distributions to stockholders declared and unpaid	$2,411	$2,724
Common stock issued through distribution reinvestment plan	$6,565	$7,976
Redemptions to stockholders declared and unpaid	$5,783	$—
Change in fair value of marketable securities	$579	$231
Change in fair value of interest rate swaps	$(6,710)	$(5,911)
Accrued capital expenditures	$33	$—
Accrued deferred financing costs	$—	$1
Supplemental Cash Flow Disclosures:
Interest paid	$7,576	$7,036
Cash paid for taxes	$93	$60

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) - (Continued)
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
(2)  The stockholder servicing fees will be calculated as a percentage of the NAV per D Share, T Share or S Share, as applicable, and are paid monthly in arrears. CCO Capital, in its sole discretion, may reallow a portion of the stockholder servicing fees to participating broker-dealers. The Company will cease paying the stockholder servicing fees with respect to any D Shares, T Shares or S Shares held in a stockholder’s account when the total upfront selling commissions, dealer manager fees and stockholder servicing fees would exceed, in the aggregate, 8.75% (or, in the case of shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Company’s dealer manager and a participating broker-dealer) of the gross proceeds from the sale of such shares.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) - (Continued)
Other organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding upfront selling commissions, dealer manager fee and the ongoing stockholder servicing fees) are paid for by CIM Income NAV Management or its affiliates and can be reimbursed by the Company up to 0.75% of the aggregate gross offering proceeds, excluding upfront selling commissions and dealer manager fees charged on T Shares and S Shares sold in the Primary Offering. Prior to February 28, 2020, there was a 1.50% upfront selling commission on D Shares. Effective February 28, 2020, there are no upfront selling commissions on D Shares. As of June 30, 2020, CIM Income NAV Management or its affiliates had paid organization and offering expenses in excess of 0.75% of the gross proceeds from the Offering. These excess amounts were not included in the financial statements of the Company because such amounts were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess amounts may become payable to CIM Income NAV Management or its affiliates.
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
Performance Fee
As compensation for services provided pursuant to the Second Amended and Restated Advisory Agreement with CIM Income NAV Management (the “Advisory Agreement”), the Company will also pay CIM Income NAV Management a performance-based fee calculated based on the Company’s annual total return to stockholders for each class of common stock (defined below), payable annually in arrears. The total return to stockholders is defined, for each class of the Company’s common stock, as the change in NAV per share plus distributions per share for such class. For each respective class, the NAV per share calculated on the last trading day of a calendar year shall be the amount against which changes in NAV per share for such class are measured during the subsequent calendar year. Under the terms of the advisory agreement, in the event that performance fees are earned for any particular period, CIM Income NAV Management will not be obligated to return any portion of such fees previously paid based on the Company’s subsequent performance.
The performance-based fee is equal to 12.5% of the Total Return for each class of common stock, subject to a 5% Hurdle Amount, a High Water Mark and a Catch-Up (each term as defined in the Advisory Agreement). The Company did not reach the 5% Hurdle Amount during the six months ended June 30, 2020 or 2019, and therefore, no performance-based fees were paid during those periods.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) - (Continued)
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CIM Income NAV Management and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Upfront selling commissions	$28	$362	$351	$879
Stockholder servicing fees(1)	$670	$725	$1,303	$1,427
Dealer manager fees(1)	$5	$65	$61	$158
Organization and offering expense reimbursement	$28	$203	$177	$488
Acquisition expense reimbursement	$248	$214	$337	$702
Advisory fee	$1,644	$1,988	$3,384	$3,880
Operating expense reimbursement	$75	$525	$241	$1,480
______________________
(1)Amounts are calculated for the respective period in accordance with the dealer manager agreement and exclude the estimated liability for the future fees payable to CCO Capital of $12.3 million and $13.9 million as of June 30, 2020 and 2019, respectively, which are included in due to affiliates in the condensed consolidated balance sheets, with a corresponding decrease to capital in excess of par value, as described in Note 2 — Summary of Significant Accounting Policies.
Due to/from Affiliates
As of June 30, 2020 and December 31, 2019, $13.9 million and $16.6 million, respectively, were due to CIM Income NAV Management or its affiliates, primarily related to the estimated liability for current and future stockholder servicing fees, the reimbursement of organization and offering expenses and advisory fees, which were included in amounts due to affiliates on the condensed consolidated balance sheets.
As of June 30, 2020 and December 31, 2019, $5,000 and $8,000, respectively, was due from CIM Income NAV Management or its affiliates related to amounts received by affiliates of the advisor which were due to the Company.
CIM UII Onshore Investment
On September 27, 2019, the Company executed a Subscription Agreement to purchase $50.0 million of limited partnership interests of CIM UII Onshore, which was accepted by the general partner of CIM UII Onshore on September 30, 2019. As of June 30, 2020, the limited partnership interest in CIM UII Onshore had a carrying value of $46.7 million. Both CIM UII Onshore and CIM Urban Income were formed by CIM, and CIM controls the general partner of both CIM UII Onshore and CIM Urban Income.
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

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) - (Continued)
NOTE 14 — STOCKHOLDERS’ EQUITY
The table below provides information regarding the issuances and redemptions of each class of the Company’s common stock during the three and six months ended June 30, 2020 and 2019 (dollar amounts in thousands):

	D Shares		T Shares		S Shares		I Shares		Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balance as of January 1, 2020	18,143,147	$181	14,499,636	$145	7,031	$—	1,097,896	$11	33,747,710	$337
Issuance of common stock	356,188	4	752,814	7	98	—	21,964	—	1,131,064	11
Redemptions of common stock	(1,657,375)	(17)	(830,138)	(8)	—	—	(166,073)	(1)	(2,653,586)	(26)
Balance as of March 31, 2020	16,841,960	$168	14,422,312	$144	7,129	$—	953,787	$10	32,225,188	$322
Issuance of common stock	83,933	1	125,984	1	67	—	3,390	—	213,374	2
Redemptions of common stock	(1,137,587)	(11)	(594,197)	(6)	—	—	(14,907)	—	(1,746,691)	(17)
Balance as of June 30, 2020	15,788,306	$158	13,954,099	$139	7,196	$—	942,270	$10	30,691,871	$307

	D Shares		T Shares		S Shares		I Shares		Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balance as of January 1, 2019	18,942,529	$189	12,777,322	$128	—	$—	1,159,730	$12	32,879,581	$329
Issuance of common stock	971,303	10	1,152,999	12	—	—	8,232	—	2,132,534	22
Redemptions of common stock	(870,578)	(9)	(249,886)	(3)	—	—	(57,116)	(1)	(1,177,580)	(13)
Balance as of March 31, 2019	19,043,254	$190	13,680,435	$137	—	$—	1,110,846	$11	33,834,535	$338
Issuance of common stock	670,464	7	844,457	8	—	—	15,180	—	1,530,101	15
Redemptions of common stock	(1,010,203)	(10)	(439,789)	(4)	—	—	—	—	(1,449,992)	(14)
Balance as of June 30, 2019	18,703,515	$187	14,085,103	$141	—	$—	1,126,026	$11	33,914,644	$339
Equity-Based Compensation
On August 9, 2018, the Company’s board of directors (the “Board”) approved the adoption of the Company’s 2018 Equity Incentive Plan (the “Plan”), under which 400,000 of the Company’s common shares were reserved for issuance and share awards of 385,000 are available for future grant as of June 30, 2020.
As of June 30, 2020, the Company has granted awards of approximately 3,650 restricted D Shares to each of the independent members of the Board (approximately 14,600 restricted shares in aggregate) under the Plan. As of June 30, 2020, 7,200 of the restricted D Shares had vested based on one year of continuous service. The remaining 7,400 shares issued had not been forfeited as of June 30, 2020. The fair value of the Company’s share awards is determined using the Company’s NAV per share on the date of grant. Compensation expense related to these restricted D Shares is recognized over the vesting period. The Company recorded compensation expense of $33,000 and $66,000 for the three and six months ended June 30, 2020, respectively, and $32,000 and $65,000 for the three and six months ended June 30, 2019, respectively, related to these restricted D Shares, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
As of June 30, 2020, there was $33,000 of total unrecognized compensation expense related to the restricted D Shares issued during 2019, which will be recognized ratably over the period of service prior to October 1, 2020.
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

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) - (Continued)
As of June 30, 2020, the leases had a weighted-average remaining term of 10.2 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of June 30, 2020, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Future Minimum Rental Income
Remainder of 2020	$32,537
2021(1)	64,361
2022	64,671
2023	64,121
2024	62,722
Thereafter	399,031
Total	$687,443
______________________
(1)Excludes $32,000 of rental income deferrals requested and granted during 2020 due to the COVID-19 pandemic, which are scheduled to be collected in 2021 based on the terms of the executed deferral arrangements.
A certain amount of the Company’s rental and other property income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the three and six months ended June 30, 2020 and 2019, the amount of the contingent rent earned by the Company was not significant.

Rental and other property income during the three and six months ended June 30, 2020 and 2019 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fixed rental and other property income (1)	$15,055	$17,342	$31,216	$34,639
Variable rental and other property income (2)	2,093	1,908	4,520	4,114
Total rental and other property income	$17,148	$19,250	$35,736	$38,753
______________________
(1)Consists primarily of fixed contractual payments from operating leases with tenants recognized on a straight-line basis over the lease term, including amortization of acquired above- and below-market leases, and is net of uncollectible lease-related receivables.
(2)Consists primarily of tenant reimbursements for recoverable real estate taxes and property operating expenses, and percentage rent.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) - (Continued)
NOTE 16 — SUBSEQUENT EVENTS
The following events occurred subsequent to June 30, 2020:
Redemption Plan Limits
Given the recent levels of investor subscriptions and increased redemption requests, which the Company believes have been exacerbated by the challenging economic environment caused by the COVID-19 pandemic, the Company’s stated objectives of maintaining target liquidity and satisfying the redemption plan limits are in conflict. As of July 2020, the Board determined that monthly redemptions temporarily will be limited to shares whose aggregate value is no more than 0.8% of the aggregate NAV as of the last calendar day of the previous calendar month, and in any calendar quarter, redemptions will be limited to shares whose aggregate value is no more than 2.0% of the aggregate NAV as of the last calendar day of the previous calendar quarter. While no assurances can be made regarding the timing of a return to the redemption plan limits stated in the existing share redemption plan, if at all, the Company is targeting the return to the redemption plan limits to occur in the fourth quarter of 2020.
Board Compensation
On July 23, 2020, the Board determined 50% of the Company’s independent directors’ quarterly compensation payments for the third and fourth quarter of 2020 will be paid in the form of a grant of D Shares based on the then current NAV per share at the time of grant.
Advisory Fee
On July 23, 2020, CIM Income NAV Management has determined to take 50% of its monthly advisory fee from August 2020 to December 31, 2020 in I Shares based on the then current NAV per share of such shares at the time of grant.
Year-End Distribution
On July 23, 2020, the Board authorized a year-end distribution (the “Year-End Distribution”) of $0.0839 per share of our D Shares, T Shares, S Shares and I Shares, which amount will be adjusted based on the relative NAV of our D Shares, T Shares, S Shares and I Shares so that distributions constitute a uniform percentage of the NAV per share of all classes. The Year-End Distribution is payable to stockholders of record as of the close of business on December 30, 2020 and will be paid in January 2021 upon a determination by the Company’s chief financial officer that as of the payment date of the Year-End Distribution, the Company will be able to pay its debts as they become due in the usual course of business and its assets will not be less than the sum of its total liabilities. The Year-End Distribution will be paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the distribution reinvestment plan. The Year-End Distribution is expected to be paid in addition to any distribution to be considered for authorization by the Board for the month of December 2020.
Commencement of Third Follow-on Offering
On August 7, 2020, the registration statement filed in connection with the Third Follow-on Offering was declared effective by the SEC and, accordingly, the Company commenced the Third Follow-on Offering.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I — Financial Information” of this Quarterly Report on Form 10-Q, including the notes to the condensed consolidated financial statements contained therein. The terms “we,” “us,” “our” and the “Company” refer to CIM Income NAV, Inc.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “plans” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. In addition, these risks and uncertainties include those associated with (i) the scope, severity and duration of the current pandemic of COVID-19 and actions taken to contain the pandemic or mitigate its impact, (ii) the potential adverse effect of COVID-19 on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets, among others, and (iii) general economic, market and other conditions. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law. The forward-looking statements should be read in light of the risk factors identified in Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019.
The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:
•We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.
•We are subject to risks associated with tenant, geographic and industry concentrations with respect to our properties.
•Our properties, intangible assets and other assets may be subject to impairment charges.
•We could be subject to unexpected costs or unexpected liabilities that may arise from dispositions.
•We are subject to competition in the acquisition and disposition of properties and in the leasing of our properties and we may suffer delays or be unable to acquire, dispose of, or lease properties on advantageous terms.
•We are subject to risks associated with bankruptcies or insolvencies of tenants or from tenant defaults generally.
•We have substantial indebtedness, which may affect our ability to pay distributions, and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.
•We are affected by the incurrence of additional secured or unsecured debt.
•We may not generate cash flows sufficient to pay our distributions to stockholders or meet our debt service obligations.
•Our continued compliance with debt covenants depends on many factors and could be impacted by current or future economic conditions associated with COVID-19.
•We may be affected by risks resulting from losses in excess of insured limits.
•We may not be able to maintain profitability.
•We may fail to remain qualified as a REIT for U.S. federal income tax purposes.
•We are subject to market and regulatory risks that may affect capital raising volume.

•Our advisor has the right to terminate the Advisory Agreement upon 60 days’ written notice without cause or penalty.
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
Our operating results and cash flows are primarily influenced by rental and other property income from our commercial properties, and interest expense on our property indebtedness and acquisition and operating expenses. As 98.7% of our rentable square feet was under lease as of June 30, 2020, with a weighted average remaining lease term of 10.2 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors, including due to circumstances related to the COVID-19 pandemic. Our advisor regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
Effective April 1, 2020, we modified our public offering and certain other features of our company from a daily to a monthly NAV REIT. We believe this change will result in greater access to capital to execute on our investment strategy, which will help us to better achieve our investment objectives by driving growth and diversification within the portfolio, creating a stronger balance sheet and enhancing liquidity for the benefit of all stockholders.

As part of the change from a daily to a monthly NAV REIT our board of directors approved, among other things: (1) a change in the frequency of our NAV calculations from daily to monthly and certain other related changes to our valuation policies; and (2) adopted an amended share redemption program that provides for redemptions on a monthly basis. As a monthly NAV REIT, we expect that investors’ subscriptions will be accepted on the first day of each month and the purchase price of each class of shares would generally equal the prior month’s NAV for that class divided by the number of shares of such class outstanding, as determined monthly, plus applicable selling commissions and dealer manager fees.
COVID-19
The COVID-19 outbreak and the associated “shelter-in-place” or “stay-at-home” orders or other quarantine mandates or public health guidance issued by local, state or federal authorities has adversely affected a number of our tenants’ businesses. The extent to which the COVID-19 pandemic continues to impact our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.
During the three and six months ended June 30, 2020, we provided lease concessions to certain tenants in response to the impact of COVID-19. As of June 30, 2020, we granted rent deferrals with an aggregate deferral amount of $32,000.
As of August 10, 2020, we have collected approximately 90% of rental payments originally contracted for during the three months ended June 30, 2020. Additionally, as of August 10, 2020, we have collected 94% of July rental payments.
We are actively managing our response to COVID-19 in collaboration with our tenants and business partners and are assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. We have engaged our independent valuation expert to provide on a monthly, instead of a rolling annual, basis, valuations of each of our commercial real estate assets and real estate related liabilities, going forward, until such time that we have greater visibility into the impact of the COVID-19 pandemic on our properties’ valuations. Further, in order to manage the financial health of the Company, our Board is making its determinations with respect to the declaration of distributions on a monthly, instead of quarterly basis and has approved and adopted an amended and restated share redemption program (the “Amended Share Redemption Program”) that, among other changes, provides that the Amended Share Redemption Program may be suspended at any time by majority vote of the Board without prior notice if the Board believes such action is in the best interest of the Company and its stockholders. During the three months ended June 30, 2020 we borrowed $52.0 million on the Revolving Loans in order to increase liquidity during this period of economic uncertainty.
For further information regarding the impact of COVID-19 on the Company, see Part II, Item 1A titled “Risk Factors.”
Operating Highlights and Key Performance Indicators
2020 Activity
•Disposed of one anchored shopping center and one retail property for a gross sales price of $6.1 million.
•Increased total debt by $122.0 million to $473.0 million, with cash proceeds utilized primarily for investment and redemptions.
•Invested $50.0 million into partnership interests in CIM UII Onshore.

Portfolio Information
As of June 30, 2020, we owned 126 properties located in 34 states, comprising 5.4 million rentable square feet, which includes the rentable square feet of buildings on land subject to ground leases. As of June 30, 2020, no single tenant accounted for greater than 10% of our 2020 annualized rental income. As of June 30, 2020, we had certain geographic concentrations in our property holdings. In particular, as of June 30, 2020, 17 of our properties were located in Ohio and six of our properties were located in Arizona, accounting for 13% and 10%, respectively, of our 2020 annualized rental income. In addition, we had tenants in the manufacturing and grocery industries, which accounted for 16% and 10% of our 2020 annualized rental income, respectively. Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate assets. The following table shows the property statistics of our real estate assets as of June 30, 2020 and 2019:

	As of June 30,
	2020	2019
Number of commercial properties	126	147
Rentable square feet (in thousands) (1)	5,388	5,432
Percentage of rentable square feet leased	98.7%	98.6%
Percentage of investment-grade tenants (2)	32.2%	30.5%
______________________
(1)Includes square feet of buildings on land parcels that are subject to ground leases.
(2)Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”) or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. (“Moody’s”). The ratings may reflect those assigned by Standard & Poor’s or Moody’s to the lease guarantor or the parent company, as applicable. The weighted average credit rating is weighted based on annualized rental income, and is for only those tenants rated by Standard & Poor’s.
The following table summarizes our real estate acquisition activity during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Commercial properties acquired	—	2	—	3
Purchase price of acquired properties (in thousands)	$—	$20,529	$—	$31,482
Rentable square feet of acquired properties (in thousands) (1)	—	130	—	168
______________________
(1)Includes square feet of buildings on land parcels subject to ground leases.
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
Comparison of the Three Months Ended June 30, 2020 and 2019
The following table reconciles net income, calculated in accordance with GAAP, to net operating income (dollar amounts in thousands):

	Total
	For the Three Months Ended June 30,
	2020	2019	Change
Net (loss) income	$(11,292)	$5,453	$(16,745)
Interest expense and other, net	4,452	3,569	883
Loss on investment in CIM UII Onshore	3,302	—	3,302
Operating income	(3,538)	9,022	(12,560)

Gain on disposition of real estate, net	(14)	(3,575)	3,561
Impairment	8,058	—	8,058
Depreciation and amortization	6,949	7,431	(482)
Transaction-related expenses	252	225	27
Advisory fees and expenses	1,644	1,988	(344)
General and administrative expenses	1,469	1,719	(250)
Interest income on marketable securities	(88)	(38)	(50)
Net operating income	$14,732	$16,772	$(2,040)
A total of 123 properties were acquired before April 1, 2019 and represent our “same store” properties during the three months ended June 30, 2020 and 2019. “Non-same store” properties, for purposes of the table below, includes properties acquired and disposed on or after April 1, 2019. The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store
	For the Three Months Ended June 30,			For the Three Months Ended June 30,			For the Three Months Ended June 30,
	2020	2019	Change	2020	2019	Change	2020	2019	Change
Rental and other property income	$17,148	$19,250	$(2,102)	$15,524	$17,238	$(1,714)	$1,624	$2,012	$(388)

Property operating expenses	973	1,150	(177)	745	1,101	(356)	228	49	179
Real estate tax expenses	1,443	1,328	115	1,338	1,248	90	105	80	25
Total property operating expenses	2,416	2,478	(62)	2,083	2,349	(266)	333	129	204

Net operating income	$14,732	$16,772	$(2,040)	$13,441	$14,889	$(1,448)	$1,291	$1,883	$(592)

Interest Expense and Other, Net
The increase in interest expense and other, net of $883,000 during the three months ended June 30, 2020, as compared to the same period in 2019, was primarily due to an increase in our average outstanding debt balance to $473.0 million for the three months ended June 30, 2020, as compared to $356.3 million for the three months ended June 30, 2019.
Loss on Investment in CIM UII Onshore
The increase in loss on investment in CIM UII Onshore of $3.3 million during the three months ended June 30, 2020, as compared to the same period in 2019, was due to our investment in limited partnership interests in CIM UII Onshore, for which we recognized our share of CIM UII Onshore’s loss of $3.3 million during the three months ended June 30, 2020. No such investments were made during the three months ended June 30, 2019.
Gain on Disposition of Real Estate, Net
The decrease in gain on disposition of real estate, net of $3.6 million during the three months ended June 30, 2020, as compared to the same period in 2019, was primarily due to the disposition of one property during the three months ended June 30, 2020, as compared to the disposition of eight properties during the three months ended June 30, 2019.
Impairment
The increase in impairment of $8.1 million during the three months ended June 30, 2020, as compared to the same period in 2019, was primarily due to management identifying the carrying values of one retail property to be greater than the estimated fair value of the property as well as bankruptcies at one anchored shopping center and one retail property, resulting in an impairment charge of $8.1 million during the three months ended June 30, 2020. There were no properties impaired during the three months ended June 30, 2019.
Depreciation and Amortization
The decrease in depreciation and amortization of $482,000 during the three months ended June 30, 2020, as compared to the same period in 2019, was primarily due to the disposition of 22 properties subsequent to June 30, 2019.
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
The increase in transaction-related expenses of $27,000 during the three months ended June 30, 2020, as compared to the same period in 2019, was primarily due to the timing of advisor reimbursements during the three months ended June 30, 2020.
Advisory Fees and Expenses
The advisory fees and expenses that we pay to our advisor are based upon our NAV.
The decrease in advisory fees and expenses of $344,000 during the three months ended June 30, 2020, as compared to the same period in 2019, was primarily due to a decrease in the average total NAV for all share classes, which decreased $73.7 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.
General and Administrative Expenses
The primary general and administrative expense items are professional service fees, platform fees, and Board costs.
The decrease in general and administrative expenses of $250,000 during the three months ended June 30, 2020, as compared to the same period in 2019, was primarily due to a decrease in advisor reimbursements, offset by an increase in valuation servicing fees as a result of the temporary change to monthly valuations of our properties beginning April 2020 due to uncertainty surrounding the COVID-19 pandemic.

Net Operating Income
Same store net operating income decreased $1.4 million during the three months ended June 30, 2020, as compared to the same period in 2019. The decrease was primarily due to a reduction in rental and other property income for amounts deemed not probable of collection due to three same store tenants declaring bankruptcy.
Non-same store property net operating income decreased $592,000 during the three months ended June 30, 2020, as compared to the same period in 2019. The decrease is primarily due to the disposition of 22 rental income-producing properties subsequent to June 30, 2019, offset by the acquisition of one property subsequent to June 30, 2019.
Comparison of the Six Months Ended June 30, 2020 and 2019
The following table reconciles net income, calculated in accordance with GAAP, to net operating income (dollar amounts in thousands):

	Total
	For the Six Months Ended June 30,
	2020	2019	Change
Net (loss) income	$(14,802)	$7,089	$(21,891)
Interest expense and other, net	8,112	7,359	753
Loss on investment in CIM UII Onshore	3,302	—	3,302
Operating income	(3,388)	14,448	(17,836)

Gain on disposition of real estate, net	(14)	(3,575)	3,561
Impairment	13,744	—	13,744
Depreciation and amortization	13,988	14,835	(847)
Transaction-related expenses	343	713	(370)
Advisory fees and expenses	3,384	3,880	(496)
General and administrative expenses	2,654	3,729	(1,075)
Interest income on marketable securities	(178)	(76)	(102)
Net operating income	$30,533	$33,954	$(3,421)
A total of 122 properties were acquired before January 1, 2019 and represent our “same store” properties during the six months ended June 30, 2020 and 2019. “Non-same store” properties, for purposes of the table below, includes properties acquired and disposed on or after January 1, 2019. The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store (1)
	For the Six Months Ended June 30,			For the Six Months Ended June 30,			For the Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change	2019	2018	Change
Rental and other property income	$35,736	$38,753	$(3,017)	$32,108	$34,391	$(2,283)	$3,628	$4,362	$(734)

Property operating expenses	2,427	2,219	208	1,818	1,969	(151)	609	250	359
Real estate tax expenses	2,776	2,580	196	2,510	2,412	98	266	168	98
Total property operating expenses	5,203	4,799	404	4,328	4,381	(53)	875	418	457

Net operating income	$30,533	$33,954	$(3,421)	$27,780	$30,010	$(2,230)	$2,753	$3,944	$(1,191)
Interest Expense and Other, Net
The increase in interest expense and other, net of $753,000 during the six months ended June 30, 2020, as compared to the same period in 2019, was primarily due to an increase in our average outstanding debt balance to $425.8 million for the six months ended June 30, 2020, as compared to $354.7 million for the six months ended June 30, 2019, offset by a decrease in the weighted average interest rate from 3.91% as of June 30, 2019 to 3.53% as of June 30, 2020.

Loss on Investment in CIM UII Onshore
The increase in loss on investment in CIM UII Onshore of $3.3 million during the six months ended June 30, 2020, as compared to the same period in 2019, was due to our investment in limited partnership interests in CIM UII Onshore, for which we recognized our share of CIM UII Onshore’s loss of $3.3 million during the six months ended June 30, 2020. No such investments were made during the six months ended June 30, 2019.
Gain on Disposition of Real Estate, Net
The decrease in gain on disposition of real estate, net of $3.6 million during the six months ended June 30, 2020, as compared to the same period in 2019, was primarily due to the disposition of two properties during the six months ended June 30, 2020, as compared to the disposition of eight properties during the six months ended June 30, 2019.
Impairment
The increase in impairment of $13.7 million during the six months ended June 30, 2020, as compared to the same period in 2019, was primarily due to management identifying the carrying value of one anchored shopping center and one retail property to be greater than the estimated fair value of the properties, as well as bankruptcies at one anchored shopping center and two retail properties resulting in an impairment charge of $13.7 million during the six months ended June 30, 2020. No impairments were recognized during the six months ended June 30, 2019.
Depreciation and Amortization
The decrease in depreciation and amortization of $847,000 during the six months ended June 30, 2020, as compared to the same period in 2019, was primarily due to the disposition of 22 properties subsequent to June 30, 2019, partially offset by recognizing a full period of depreciation and amortization on three properties acquired during the six months ended June 30, 2019.
Transaction-Related Expenses
The decrease in transaction-related expenses of $370,000 during the six months ended June 30, 2020, as compared to the same period in 2019, was primarily due to a decrease in advisor reimbursement expenses related to lower acquisition and disposition activity during the six months ended June 30, 2020.
Advisory Fees and Expenses
The advisory fees and expenses that we pay to our advisor are based upon our NAV.
The decrease in advisory fees and expenses of $496,000 during the six months ended June 30, 2020, as compared to the same period in 2019, was primarily due to a decrease in the average total NAV for all share classes, which decreased $46.0 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.
General and Administrative Expenses
The primary general and administrative expense items are professional service fees, certain expense reimbursements to our advisor, and Board costs.
The decrease in general and administrative expenses of $1.1 million during the six months ended June 30, 2020, as compared to the same period in 2019, was primarily due to a decrease in advisor reimbursements, offset by an increase in valuation servicing fees as a result of the temporary change to monthly valuations of our properties beginning April 2020 due to uncertainty surrounding the COVID-19 pandemic.
Net Operating Income
Same store net operating income decreased $2.2 million during the six months ended June 30, 2020, as compared to the same period in 2019. The decrease was primarily due to a reduction in rental and other property income for amounts deemed not probable of collection due to three same store tenants declaring bankruptcy.
Non-same store property net operating income decreased $1.2 million during the six months ended June 30, 2020, as compared to the same period in 2019. The decrease is primarily due to the disposition of 22 rental income-producing properties subsequent to June 30, 2019, offset by recognizing a full period of net operating income for the three properties acquired during the six months ended June 30, 2019.

Distributions
Prior to April 1, 2020, on a quarterly basis, our Board authorized a daily distribution for the succeeding quarter. Our Board authorized the following daily distribution amounts per share for the periods indicated below:

Period Commencing	Period Ending	Daily Distribution Amount (1)
December 8, 2011	December 31, 2011	$0.002260274
January 1, 2012	September 30, 2012	$0.002254099
October 1, 2012	December 31, 2012	$0.002383836
January 1, 2013	September 30, 2013	$0.002429042
October 1, 2013	March 31, 2014	$0.002563727
April 1, 2014	March 31, 2020	$0.002678083
______________________
(1)The daily distribution amount for each class of outstanding common stock is adjusted based on the relative NAV of the various classes each day so that, from day to day, distributions constitute a uniform percentage of the NAV per share of all classes. As a result, from day to day, the per share daily distribution for each outstanding class of common stock may be higher or lower than the daily distribution amount authorized by our Board based on the relative NAV of each class of common stock on that day.
On April 20, 2020, our Board decided to make a determination as to the amount and timing of distributions on a monthly, instead of a quarterly, basis until such time that we have greater visibility into the impact that the COVID-19 pandemic will have on our tenants’ ability to continue to pay rent on their leases on a timely basis or at all, the degree to which federal, state or local governmental authorities grant rent relief or other relief or amnesty programs applicable to our tenants, our ability to access the capital markets, and on the United States and worldwide financial markets and economy.
After April 1, 2020 our Board has authorized the following monthly distribution amounts per share for the periods indicated below:

Record Date	Distribution Amount (1)
April 30, 2020	$0.0400
May 31, 2020	$0.0400
June 30, 2020	$0.0777
July 30, 2020	$0.0777
August 28, 2020	$0.0777
______________________
(1)The distribution amount for each class of outstanding common stock is adjusted based on the relative NAV of the various classes so that distributions constitute a uniform percentage of the NAV per share of all classes for stockholders of record as of the last business day of the month for which the distribution rate applies.
On July 23, 2020, our Board authorized a Year-End Distribution of $0.0839 per share of our D Shares, T Shares, S Shares and I Shares, which amount will be adjusted based on the relative NAV of our D Shares, T Shares, S Shares and I Shares so that distributions constitute a uniform percentage of the NAV per share of all classes. The Year-End Distribution is payable to stockholders of record as of the close of business on December 30, 2020 and will be paid in January 2021 upon a determination by our chief financial officer that as of the payment date of the Year-End Distribution, we will be able to pay our debts as they become due in the usual course of business and our assets will not be less than the sum of our total liabilities. The Year-End Distribution will be paid in cash or reinvested in shares of our common stock for stockholders participating in our distribution reinvestment plan. The Year-End Distribution is expected to be paid in addition to any distribution to be considered for authorization by our Board for the month of December 2020.
As of June 30, 2020, we had distributions payable of $2.4 million, which is included in due to stockholders on the accompanying condensed consolidated balance sheets.

The following table presents distributions and the source of distributions for the periods indicated below (dollar amounts in thousands):

	Six Months Ended June 30,
	2020		2019
	Amount	Percent	Amount		Percent
Distributions paid in cash	$6,899	51%	$8,346		51%
Distributions reinvested	6,565	49%	7,976		49%
Total distributions	$13,464	100%	$16,322		100%

Source of distributions:
Net cash provided by operating activities (1)	$13,464	100%	$16,322	(2)	100%
Total sources	$13,464	100%	$16,322		100%
______________________
(1)Net cash provided by operating activities for the six months ended June 30, 2020 and 2019 was $14.5 million and $15.4 million, respectively.
(2)Our distributions for the six months ended June 30, 2019 were fully covered by cash flows from operating activities, including cash flows from prior periods of $962,000.
Share Redemptions
Effective April 1, 2020, we have adopted a share redemption plan to provide limited liquidity whereby, on a monthly basis, stockholders may request that we redeem all or any portion of their shares. Our share redemption plan provides that, no later than on the second to last business day of a given month, stockholders may request that we redeem all or any portion of their shares, subject to a minimum redemption amount and certain short-term trading fees. The redemption price per share for each class will be our NAV per share for such class for that month, calculated by the independent fund accountant in accordance with our valuation policies. Prior to April 1, 2020, our share redemption plan provided limited liquidity whereby, on a daily basis, stockholders could request that we redeem all or any portion of their shares.
Our share redemption plan includes certain redemption limits, including a quarterly limit and, in some cases, an individual stockholder limit. We received redemption requests of approximately 2.8 million shares for $45.5 million in excess of our redemption limit during the six months ended June 30, 2020. During the six months ended June 30, 2020, we received valid redemption requests under our share redemption program totaling approximately 7.1 million shares, of which we redeemed approximately 3.9 million shares as of June 30, 2020 for $68.7 million at an average redemption price of $17.49 per share and 367,000 shares subsequent to June 30, 2020 for $6.3 million at an average redemption price of $17.09. The remaining redemption requests relating to approximately 2.8 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program then in effect.
As of July 2020, the Board determined that monthly redemptions temporarily will be limited to shares whose aggregate value is no more than 0.8% of our aggregate NAV as of the last calendar day of the previous calendar month, and in any calendar quarter, redemptions will be limited to shares whose aggregate value is no more than 2.0% of our aggregate NAV as of the last calendar day of the previous calendar quarter. While no assurances can be made regarding the timing of a return to the redemption plan limits stated in our existing share redemption plan, if at all, we are targeting the return to our redemption plan limits to occur in the fourth quarter of 2020.
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

Liquidity and Capital Resources
General
We are continuing to closely monitor the outbreak of COVID-19 and its impact on our business, tenants, operating partners and the economy as a whole. The COVID-19 pandemic has not had a material impact on our operations, however, we cannot estimate the ultimate magnitude and duration of the pandemic and its impact on our future operations and liquidity as of the filing date of our report. However, if the outbreak continues on its current trajectory, such impacts could be material.
Our Credit Facility with JPMorgan Chase Bank, N.A., as administrative agent, provides for borrowings up to $425.0 million, which is comprised of up to $212.5 million in unsecured revolving loans and $212.5 million in unsecured term loans. As of June 30, 2020, we had $90.5 million in unused capacity, subject to borrowing availability. We had available borrowings of $9.5 million as of June 30, 2020. As of June 30, 2020, we had cash and cash equivalents of $33.4 million and investments in marketable securities of $15.6 million.
Subject to potential credit losses in the remainder of 2020 due to tenants that default on their leases, file bankruptcy and/or otherwise experience significant financial difficulty as a result of COVID-19, we expect to meet our short-term liquidity requirements through available cash, cash provided by property operations, proceeds from the Offering and borrowings from the Credit Facility or other sources. During the three months ended June 30, 2020, we borrowed $52.0 million on the Revolving Loans to increase cash liquidity. Additionally, given the impact of COVID-19, our Board has decided to make a determination as to the amount and timing of distributions on a monthly, instead of a quarterly, basis until such time that we have greater visibility into the impact that the COVID-19 pandemic will have on our tenants’ ability to continue to pay rent on their leases on a timely basis or at all, the degree to which federal, state or local governmental authorities grant rent relief or other relief or amnesty programs applicable to our tenants, our ability to access the capital markets, and on the United States and worldwide financial markets and economy. As of June 30, 2020, we believe that we were in compliance with the financial covenants under our various fixed and variable rate debt agreements. However, our continued compliance with these debt covenants depends on many factors, including current rent collections, which is impacted by the current and future economic conditions related to COVID-19.
We expect to continue to raise capital through the Offering and to utilize such funds and future proceeds from secured or unsecured financing to complete future property acquisitions, other permitted investments and for general corporate uses. The source of our operating cash flows is primarily the rental and other property income received from current and future leased properties. As of June 30, 2020, we had raised $868.0 million of gross proceeds from the Offering before organization and offering costs, upfront selling commissions, dealer manager fees and the current portion of stockholder servicing fees of $31.3 million. Refer to Item 1A - Risk Factors in our annual report on Form 10-K for the year ended December 31, 2019, for risks related to our ability to raise capital in the near term.
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
Contractual Obligations
As of June 30, 2020, we had debt outstanding with a carrying value of $473.0 million and a weighted average interest rate of 3.53%. See Note 9 — Credit Facility And Notes Payable to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a description of certain terms of the debt. Our contractual obligations as of June 30, 2020 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments – credit facility (2)	$334,500	$—	$334,500	$—	$—
Interest payments – credit facility (3)	22,074	11,271	10,803	—	—
Principal payments – fixed debt rate	138,459	9,240	112,269	16,950	—
Interest payments – fixed debt rate (4)	11,410	5,276	5,017	1,117	—
Total	$506,443	$25,787	$462,589	$18,067	$—
______________________
(1)The table does not include amounts due to our advisor or its affiliates pursuant to our Advisory Agreement because such amounts are not fixed and determinable.
(2)The table does not include the impact of any extension. We may elect to extend the maturity of the Revolving Loans to no later than September 6, 2022, subject to satisfying certain conditions contained in the Second Amended Credit Agreement or refinance the debt or enter into the new financing arrangement.
(3)As of June 30, 2020, the Term Loans outstanding totaled $212.5 million, all of which are subject to interest rate swap agreements. The weighted average all-in interest rate for the Swapped Term Loans was 4.11%. The remaining $122.0 million in Revolving Loans outstanding under the Credit Facility has a weighted average interest rate of 2.08% as of June 30, 2020.
(4)As of June 30, 2020, we had $78.2 million of variable rate mortgage notes effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.
Our charter prohibits us from incurring debt that would cause our borrowings to exceed 75% of our gross assets, valued at the aggregate cost (before depreciation and other non-cash reserves), unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report. In addition to this limitation in our charter, our Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of our Board (including a majority of the independent directors) and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. As of June 30, 2020, our ratio of debt to total gross assets net of gross intangible lease liabilities was 51.4%, and our ratio of debt to the fair market value of our gross assets net of gross intangible lease liabilities was 52.7%. Fair market value is based on the estimated market value of our real estate assets as of June 30, 2020 used to determine our estimated per share NAV.

Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as financing and issuance costs and related accumulated amortization, less all cash and cash equivalents. As of June 30, 2020, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 47.7%.
The following table provides a reconciliation of the credit facility and notes payable, net balance, as reported on our condensed consolidated balance sheet, to net debt as of June 30, 2020 (dollar amounts in thousands):

Balance as of June 30, 2020
Credit facility and notes payable, net	$471,289
Deferred costs, net (1)	1,670
Less: Cash and cash equivalents	(33,401)
Net debt	$439,558
Gross real estate assets, net(2) and investment in CIM UII Onshore	$920,968
Net debt leverage ratio	47.7%
______________________
(1)Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility.
(2)Net of gross intangible lease liabilities.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities decreased by $848,000 for the six months ended June 30, 2020, as compared to the same period in 2019. The decrease was primarily due to the timing of receipts and payments for rent and tenant receivables, deferred rental income and amounts payable to affiliates during the six months ended June 30, 2020. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities was $45.7 million for the six months ended June 30, 2020, as compared to net cash provided by investing activities of $3.1 million for the six months ended June 30, 2019. The change was primarily due to our investment in CIM UII Onshore for $50.0 million.
Financing Activities. Net cash provided by financing activities was $59.4 million for the six months ended June 30, 2020, as compared to net cash used in financing activities of $6.1 million for the six months ended June 30, 2019. The change was primarily due to an increase in net proceeds from borrowing facilities of $128.0 million, offset by a decrease in net proceeds from the issuance of common stock of $39.6 million and an increase in redemptions of common stock of $24.3 million.
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
•Recoverability of Real Estate Assets; and
•Allocation of Purchase Price of Real Estate Assets.
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2019. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2019 and related notes thereto.
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate assets may not be recoverable. Impairment indicators that we consider include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, lease concessions and other factors, all of which are heightened concerns as a result of the economic impact caused by the COVID-19 outbreak; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. We continue to evaluate our portfolio to determine if anticipated holding periods for certain properties may materially differ from the initial intended holding periods for such properties, which could result in an impairment charge in the future.
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
Off-Balance Sheet Arrangements
As of June 30, 2020 and December 31, 2019, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
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
Interest Rate Risk
As of June 30, 2020, we had an aggregate balance of $122.0 million of variable rate debt outstanding under our Credit Facility, excluding any debt subject to interest rate swap agreements, and therefore, we are exposed to interest rate changes in LIBOR. As of June 30, 2020, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $610,000 per annum.
As of June 30, 2020, we had nine interest rate swap agreements outstanding, which mature on various dates from December 2020 to September 2022 with an aggregate notional amount of $290.7 million and an aggregate net fair value liability of $11.6 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of June 30, 2020, an increase of 50 basis points in interest rates would result in a derivative liability of $9.0 million, representing a $2.6 million net change to the fair value of the net derivative liability. A decrease of 50 basis points would result in a derivative liability of $14.2 million, representing a $2.6 million net change to the fair value of the net derivative liability. See Note 8 — Derivative Instruments and Hedging Activities to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for more detailed discussion about our derivative instruments.
As the information presented above includes only those exposures that existed as of June 30, 2020, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
The factors considered in determining the credit risk of our tenants include, but are not limited to: payment history; credit status and change in status including the impact of the COVID-19 pandemic (credit ratings for public companies are used as a primary metric); change in tenant space needs (i.e., expansion/downsize); tenant financial performance; economic conditions in a specific geographic region; and industry specific credit considerations. We believe that the credit risk of our portfolio is reduced by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants and mitigation options.
Item 4.Controls and Procedures
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2020 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2020, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.Legal Proceedings
In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.
Item 1A.Risk Factors
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
The purchase and redemption price for shares of our common stock is based on our NAV per share for each class as determined each month, which requires an estimate of the value of our assets and liabilities – consisting principally of illiquid commercial real estate and illiquid commercial real estate mortgages. Although periodic valuations of each of our commercial real estate assets, related liabilities and notes receivable secured by real estate are performed by our independent valuation expert, our advisor also monitors our commercial real estate assets for events that may be expected to have a material impact on the most recent estimated values provided by our independent valuation expert. The valuation methodologies used to estimate the value of our commercial real estate assets, related liabilities, notes receivable secured by real estate, and certain other assets and liabilities, involve subjective judgments, assumptions and opinions about future events, which may or may not turn out to be correct. Any resulting potential disparity in our NAV per share may be in favor of either stockholders who redeem their shares, or stockholders who buy new shares, or existing stockholders.
It may be difficult to reflect, fully and accurately, material events that may impact our monthly NAV between valuations.
Since our independent fund accountant’s determination of our monthly NAV per share for each class is based in part on annual (or more frequent, in the discretion of the Board) estimates of the values of each of our commercial real estate assets, and quarterly estimated values of related liabilities and notes receivable secured by real estate provided periodically by the independent valuation expert in individual appraisal reports in accordance with valuation policies approved by our Board, our published NAV per share on any given day may not fully reflect any or all changes in value that may have occurred since the most recent valuation. Our advisor reviews appraisal reports and monitors our commercial real estate assets, limited partnership units and notes receivable assets, notes receivable secured by real estate and related real estate liabilities, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our commercial real estate assets, limited partnership units and notes receivable secured by real estate or related real estate liabilities between periodic valuations, or to quickly obtain complete information regarding any such events. For example, an unexpected termination or renewal of a material lease, a material change in vacancies or an unanticipated structural or environmental event at a property may cause the value of a commercial real estate asset to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and/or analyzing fully the financial impact of such an event may be difficult to do and may require some time. Additionally, the impact of the outbreak of COVID-19 on commercial real estate values may be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 outbreak, the success of actions taken to contain or treat the outbreak, and reactions by consumers, companies, governmental entities and capital markets. As a result, the NAV per share may not reflect a material event until such time as sufficient information is made available and can be analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation policies. Any resulting disparity may be to the detriment of a purchaser of our shares or a stockholder selling shares pursuant to our share redemption plan.
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
Our advisor and its affiliates, including our dealer manager, are entitled to substantial fees from us under the terms of the Advisory Agreement and the dealer manager agreement. These fees could influence the judgment of our advisor and its affiliates in performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:
•the continuation, renewal or enforcement of our agreements with our advisor and its affiliates, including the Advisory Agreement and the dealer manager agreement;
•the advisor’s role in estimating accruals of expenses for our independent fund accountant’s calculation of our monthly NAV, as the fees of our advisor and its affiliates are based on our NAV; however, any intentionally inaccurate estimation of our daily net operating revenues, expenses and fees by our advisor could constitute a breach of its fiduciary duty to us and our stockholders, and may subject our advisor to significant liability; and
•the amount of fees paid to our advisor and its affiliates. While the fees must be approved on an annual basis by our independent directors, the approval process may be constrained, to some extent, because the independent directors are likely to consider, among other factors, our stockholders’ expectation that affiliates of CIM Income NAV Management will serve in management roles at our advisor and our dealer manager.
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
Our stockholders will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 500,000,000 shares of capital stock. Of the total number of shares of capital stock authorized, (a) 490,000,000 shares are designated as common stock, 122,500,000 of which are classified as D Shares, 122,500,000 of which are classified as T Shares, 122,500,000 of which are classified as S Shares and 122,500,000 of which are classified as I Shares, and (b) 10,000,000 shares are designated as preferred stock. Our Board may amend the charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. After our stockholders purchase shares of our common stock, our Board may elect, without stockholder approval, to: (1) sell additional shares of these classes of shares, or future classes of shares in our current or future public offerings; (2) issue equity interests in private offerings; (3) issue shares upon the exercise of the options we may grant to our independent directors or future employees; (4) issue shares to our advisor, its successors or assigns, in payment of an outstanding fee obligation; or (5) issue shares to sellers of properties we acquire in connection with an exchange of limited partnership interests of our operating partnership. To the extent we issue additional shares after a stockholder’s purchase, such stockholder will not experience dilution in the value of their shares given that each class of our common stock is valued monthly based on our NAV. However, to the extent we issue additional shares after a stockholder’s purchase, such stockholder’s percentage ownership interest will be diluted.
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

The COVID-19 outbreak and the associated “shelter-in-place” or “stay-at-home” orders or other quarantine mandates or public health guidance issued by local, state or federal authorities has adversely affected a number of our tenants’ businesses.

The extent to which COVID-19 will impact our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of COVID-19, the actions taken to contain COVID-19 or mitigate its impact, and the direct and indirect economic effects of COVID-19 and the related containment measures. Management is evaluating rent relief requests on a case-by-case basis and not all requests for rent relief may be granted. To the extent we grant additional requests for rent relief, either in the form of rent deferral or abatement, or to the extent our tenants default on their lease obligations, it may have a negative impact on our rental revenue and net income. Management will continue to monitor the impact to our business, financial condition, results of operations, cash flow, and occupancy. Accordingly, we cannot predict the significance, extent or duration of any adverse impact of COVID-19 on our business, financial condition, results of operations or cash flows for the fiscal year ending December 31, 2020. Moreover, certain risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 should be interpreted as heightened risks as a result of the impact of COVID-19.
The declaration, amount and payment of future cash distributions on our common stock are subject to uncertainty due to current market conditions.
All distributions will be declared at the discretion of our Board and will depend on our earnings, our financial condition, REIT distribution requirements, and other factors as our Board may deem relevant from time to time. The economic impacts resulting from the COVID-19 pandemic could adversely affect our ability to pay distributions. Our Board is under no obligation or requirement to declare future distributions and will continue to assess our common stock distribution rate on an ongoing basis, as market conditions and our financial position continue to evolve. We cannot assure you that we will achieve results that will allow us to pay distributions on our common stock or that the level of distributions will be maintained or increased.
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
The following table presents distributions and source of distributions for the periods indicated below (dollar amounts in thousands):

	Six Months Ended June 30, 2020		Year Ended December 31, 2019
	Amount	Percent	Amount		Percent
Distributions paid in cash	$6,899	51%	$16,816		51%
Distributions reinvested	6,565	49%	16,201		49%
Total distributions	$13,464	100%	$33,017		100%

Source of distributions:
Net cash provided by operating activities (1)	$13,464	100%	$33,017	(2)	100%
Total sources	$13,464	100%	$33,017		100%
______________________
(1)Net cash provided by operating activities for the six months ended June 30, 2020 and the year ended December 31, 2019 was $14.5 million and $32.5 million, respectively.
(2)Our distributions for the year ended December 31, 2019 were fully covered by cash flows from operating activities, including cash flows from prior periods of $471,000.
An inability to restore selected dealer agreements with key broker-dealers would impact our ability to raise capital in the near term.
In the wake of the economic disruption caused by the COVID-19 pandemic, our dealer manager was advised by several of the broker-dealers participating in our Offering that they would suspend their selected dealer agreements with our dealer manager with respect to such Offering until such time as the impacts from the COVID-19 pandemic on our real estate values and liquidity, including our ability to redeem shares, are better known. These suspensions were implemented by certain broker-dealers across all non-traded REIT and interval fund programs, and we are actively working to respond to their concerns, including by valuing our real estate assets on a monthly, instead of annual rolling, basis, and by announcing a plan to maintain our liquidity position and redeem our shares in accordance with the limits set forth in our share redemption program by selling assets in addition to raising capital. The suspension of selected dealer agreements by broker-dealers participating in our Offering has had a negative impact on our ability to raise capital. If our efforts are not successful and broker-dealers do not reinstate their selected dealer agreements with our dealer manager, we may not be able to raise a substantial amount of additional capital. If we are not able to raise a substantial amount of capital, we may have difficulty in identifying and purchasing additional suitable properties on attractive terms in order to meet our investment objectives and may be unable to reduce our leverage profile. Additionally, this could impact our ability to obtain financing. This could also adversely affect our ability to pay regular distributions from cash flow from operations to investors, and could impact our ability to redeem shares pursuant to our share redemption program.

The financial performance of equity method investments that we acquire could adversely impact our results of operations.
For real estate-related investments that we account for under the equity method of accounting, we report our proportionate share of the net earnings or losses of our equity affiliates in our consolidated statement of operations. If the earnings or losses of our equity investments are material in any year, those earnings or losses may have a material effect on our net income and financial condition and liquidity. We do not control the day-to-day operations of our equity method investments or have the ability to cause them to pay dividends or make other payments or advances to their stockholders, including us, and thus the management of these businesses could impact our results of operations. Additionally, these businesses are subject to laws, regulations, market conditions and other risks inherent in their operations. Any of these factors could adversely impact our results of operations and the value of our investment.
Changes in banks’ inter-bank lending rate reporting practices or the method pursuant to which LIBOR is determined may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.
LIBOR and other indices which are deemed “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. It currently appears that, over time, U.S. Dollar LIBOR may be replaced by the SOFR published by the Federal Reserve Bank of New York. However, the manner and timing of this shift is currently unknown. Market participants are still considering how various types of financial instruments and securitization vehicles would react to a discontinuation of LIBOR. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. For example, switching existing financial instruments and hedging transactions from LIBOR to SOFR requires calculations of a spread. Industry organizations are attempting to structure the spread calculation in a manner that minimizes the possibility of value transfer between counterparties, borrowers, and lenders by virtue of the transition, but there is no assurance that the calculated spread will be fair and accurate or that all asset types and all types of securitization vehicles will use the same spread. The Company and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. The process of transition involves operational risks. It is also possible that no transition will occur for many financial instruments. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the market for or value of any securities on which the interest or dividend is determined by reference to LIBOR, loans, derivatives and other financial obligations or on our overall financial condition or results of operations. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” as a result of international, national or other proposals for reform or other initiatives, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of and return on any securities based on or linked to a “benchmark.”

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
On December 6, 2011, the initial registration statement for our public offering of up to $4.0 billion in shares of common stock was declared effective under the Securities Act. On August 26, 2013, the multi-class registration statement was declared effective under the Securities Act; we designated the existing shares of our common stock that were sold prior to such date to be W Shares and registered two new classes of our common stock, A Shares and I Shares. On February 10, 2017, we commenced the First Follow-on Offering, pursuant to which we offered up to $4.0 billion in shares of common stock of the three classes, consisting of up to $3.5 billion in shares in the Primary Offering and up to $500.0 million in shares pursuant to the DRIP. As a result of the Share Modifications, commencing November 27, 2018, we began offering and selling D Shares, T Shares, S Shares and I Shares in our offering, rather than W Shares, A Shares and I Shares. On August 7, 2020, we commenced the Third Follow-on Offering, pursuant to which we are offering up to $4.0 billion in shares of common stock of the four classes, consisting of up to $3.5 billion in shares in the Primary Offering and up to $500.0 million in shares pursuant to the DRIP. We are offering to sell any combination of D Shares, T Shares, S Shares and I Shares with a dollar value up to the maximum offering amount. Additionally, as of June 30, 2020, we were authorized to issue 10.0 million shares of preferred stock, but had none issued or outstanding.
As of June 30, 2020, we had issued approximately 48.1 million shares in the Offering, including shares issued pursuant to our DRIP, for gross proceeds of $868.0 million, out of which we recorded $24.9 million in upfront selling commissions, dealer manager fees and the current portion of stockholder servicing fees and $6.4 million in organization and offering costs. With the net offering proceeds of $836.7 million and the borrowings from our credit facility, we have acquired $1.1 billion in real estate assets, inclusive of capitalized acquisition costs, and incurred $12.4 million of acquisition-related expenses.
As of August 10, 2020, we have sold the following common shares and raised the following proceeds in connection with the Offering (dollar amounts in thousands):

	D Shares	T Shares	S Shares	I Shares	Total
Primary Offering
Shares	26,126,613	17,203,085	6,976	1,586,555	44,923,229
Proceeds	$463,405	$318,038	$122	$28,699	$810,264
Distribution Reinvestment Plan
Shares	2,054,513	1,259,020	287	125,366	3,439,186
Proceeds	$36,843	$22,227	$5	$2,272	$61,347
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

We received redemption requests of approximately 2.8 million shares for $45.5 million in excess of our redemption limit during the three months ended June 30, 2020. Management, in its discretion, limited the amount of shares redeemed for the three months ended June 30, 2020 to an amount totaling 5% of our total NAV as of March 31, 2020.
During the three months ended June 30, 2020, we redeemed shares as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 — April 30, 2020
D Shares	504,623	$17.73	504,623	(1)
T Shares	223,336	$17.33	223,336	(1)
S Shares	—	$—	—	(1)
I Shares	14,907	$18.01	14,907	(1)
May 1, 2020 — May 31, 2020
D Shares	393,569	$17.12	393,569	(1)
T Shares	259,447	$16.73	259,447	(1)
S Shares	—	$—	—	(1)
I Shares	—	$—	—	(1)
June 1, 2020 — June 30, 2020
D Shares	239,395	$17.11	239,395	(1)
T Shares	111,414	$16.73	111,414	(1)
S Shares	—	$—	—	(1)
I Shares	—	$—	—	(1)
Total	1,746,691		1,746,691
____________________________________
(1) A description of the maximum number of shares that may be purchased under our share redemption program and the amount of shares approved under our share redemption program is included in the narrative preceding this table. We announced the share redemption program in our initial registration statement and the amendments thereto in the multi-class registration statement.
Unregistered Sales of Equity Securities
None.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
None.

Item 6.Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1
Second Articles of Amendment and Restatement of CIM Income NAV, Inc. (f/k/a Cole Real Estate Income Strategy (Daily NAV), Inc.), dated as of August 26, 2013 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 333-169535), filed August 26, 2013).

3.2
Articles of Amendment to the Articles of Amendment and Restatement of Cole Real Estate Income Strategy (Daily NAV), Inc. dated August 2, 2017 (Incorporated by reference to Exhibit 3.4 to the Company’s Post-effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-213271), filed August 2, 2017).

3.3
Second Articles of Amendment to the Second Articles of Amendment and Restatement of CIM Income NAV, Inc., dated November 27, 2018 (Incorporated by reference to Exhibit 3.3 of the Company’s Post-effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (File No. 333-213271), filed November 27, 2018).

3.4
Articles Supplementary to the Second Articles of Amendment and Restatement of CIM Income NAV, Inc., dated as of November 27, 2018 (Incorporated by reference to Exhibit 3.4 of the Company’s Post-effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (File No. 333-213271), filed November 27, 2018).

3.5
Bylaws of CIM Income NAV, Inc. (f/k/a Cole Real Estate Income Strategy (Daily NAV), Inc.) effective September 28, 2011 (Incorporated by reference to Exhibit 3.2 to the Company’s Pre-effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-169535), filed November 3, 2011).

3.6	First Amendment of Bylaws effective June 14, 2012 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 333-169535), filed June 19, 2012).
3.7
Second Amendment of Bylaws effective November 27, 2018 (Incorporated by reference to Exhibit 3.7 of the Company’s Post-effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (File No. 333-213271), filed November 27, 2018).

4.1
Second Amended and Restated Distribution Reinvestment Plan, effective November 27, 2018 (Incorporated by reference to Appendix D to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-236339), filed August 7, 2020).

4.2
Second Amended and Restated Multiple Class Plan of CIM Income NAV, Inc., effective February 28, 2020 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-55187), filed February 28, 2020).

4.3	Form of Initial Subscription Agreement (Incorporated by reference to Appendix A to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-236339), filed August 7, 2020).
4.4	Form of Additional Subscription Agreement (Incorporated by reference to Appendix B to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-236339), filed August 7, 2020).
10.1
Fifth Amended and Restated Dealer Manager Agreement by and between CIM Income NAV, Inc. and CCO Capital, LLC, dated May 12, 2020 (Incorporated by reference to Exhibit 1.1 of the Company's Quarterly Report on Form 10-Q (File No. 000-55187), filed May 15, 2020).

10.2	Form of Selected Dealer Agreement (Incorporated by reference to Exhibit 1.2 of the Company's Quarterly Report on Form 10-Q (File No. 000-55187), filed May 15, 2020).
10.3
Proposal and Contract for Services by and between CIM Income NAV, Inc. and CBRE, Inc. (formerly known as CB Richard Ellis, Inc.), dated May 14, 2020 (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 000-55187), filed May 15, 2020).

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
Date: August 12, 2020