Form 10-Q
period 2020-09-30
CIM INCOME NAV, INC.
filed 2020-11-13
CIK 1498542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 000-55187
__________________________________________
CIM INCOME NAV, INC.
(Exact name of registrant as specified in its charter)
__________________________________________

Maryland		27-3147801
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)
2398 East Camelback Road, 4th Floor
Phoenix,	Arizona	85016
(Address of principal executive offices)		(Zip Code)
	(602)	778-8700
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 5, 2020, there were approximately 15.5 million shares of Class D common stock, approximately 13.9 million shares of Class T common stock, approximately 7,400 shares of Class S common stock, and approximately 997,000 shares of Class I common stock, par value $0.01 each, of CIM Income NAV, Inc. outstanding.

CIM INCOME NAV, INC.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
CIM INCOME NAV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts) (Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Real estate assets:
Land	$140,288	$145,373
Buildings and improvements	634,225	656,208
Intangible lease assets	107,031	112,718
Total real estate assets, at cost	881,544	914,299
Less: accumulated depreciation and amortization	(95,267)	(80,938)
Total real estate assets, net	786,277	833,361
Investment in CIM UII Onshore, net	46,455	—
Investment in marketable securities	15,943	15,002
Total real estate assets, equity investments and marketable securities, net	848,675	848,363
Cash and cash equivalents	33,449	5,111
Restricted cash	487	607
Rents and tenant receivables, net	15,690	13,599
Prepaid expenses and other assets	987	777
Deferred costs, net	377	672
Due from affiliates	10	8
Total assets	$899,675	$869,137
LIABILITIES AND EQUITY
Credit facility and notes payable, net	$471,457	$348,939
Accrued expenses and accounts payable	5,088	3,444
Escrowed stockholder proceeds	—	50
Due to affiliates	14,163	16,567
Intangible lease liabilities, net	12,386	13,618
Distributions and redemptions payable	4,698	2,814
Derivative liabilities, deferred rental income and other liabilities	12,406	7,676
Total liabilities	520,198	393,108
Commitments and contingencies
Redeemable common stock	10,163	59,263
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
D Shares common stock, $0.01 par value per share; 122,500,000 shares authorized, 15,536,095 and 18,143,147 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	155	181
T Shares common stock, $0.01 par value per share; 122,500,000 shares authorized, 13,886,467 and 14,499,636 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	139	145
S Shares common stock, $0.01 par value per share; 122,500,000 shares authorized, 7,296 and 7,031 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
I Shares common stock, $0.01 par value per share; 122,500,000 shares authorized, 955,451 and 1,097,896 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	10	11
Capital in excess of par value	498,379	507,913
Accumulated distributions in excess of earnings	(120,815)	(87,513)
Accumulated other comprehensive loss	(9,264)	(4,710)
Total stockholders’ equity	368,604	416,027
Non-controlling interests	710	739
Total equity	$369,314	$416,766
Total liabilities, redeemable common stock, and equity	$899,675	$869,137
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM INCOME NAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Rental and other property income	$18,788	$19,311	$54,524	$58,064
Interest income on marketable securities	87	39	265	115
Total revenues	18,875	19,350	54,789	58,179
Operating expenses:
General and administrative	1,504	1,470	4,158	5,199
Property operating	1,411	1,578	3,838	3,797
Real estate tax	1,413	1,263	4,189	3,843
Advisory fees and expenses	1,634	1,982	5,018	5,862
Transaction-related	201	220	544	933
Depreciation and amortization	6,832	7,230	20,820	22,065
Impairment	107	142	13,851	142
Total operating expenses	13,102	13,885	52,418	41,841
Gain on disposition of real estate, net	397	5,657	411	9,232
Operating income	6,170	11,122	2,782	25,570
Other expense:
Gain (loss) on investment in CIM UII Onshore	70	—	(3,232)	—
Interest expense and other, net	(4,511)	(3,444)	(12,623)	(10,803)
Net income (loss)	1,729	7,678	(13,073)	14,767
Net income allocated to noncontrolling interest	8	9	21	26
Net income (loss) attributable to the Company	$1,721	$7,669	$(13,094)	$14,741

Class D Common Stock:
Net income (loss) attributable to the Company	$923	$4,281	$(6,711)	$8,317
Basic and diluted weighted average number of common shares outstanding	15,734,084	18,742,873	16,583,077	18,870,820
Basic and diluted net income (loss) per common share	$0.06	$0.23	$(0.40)	$0.44

Class T Common Stock:
Net income (loss) attributable to the Company	$738	$3,125	$(5,994)	$5,913
Basic and diluted weighted average number of common shares outstanding	13,971,929	14,243,059	14,249,101	13,827,058
Basic and diluted net income (loss) per common share	$0.05	$0.22	$(0.42)	$0.43

Class S Common Stock:
Net income (loss) attributable to the Company	$1	$—	$(4)	$—
Basic and diluted weighted average number of common shares outstanding	7,261	—	7,178	—
Basic and diluted net income (loss) per common share	$0.10	$—	$(0.49)	$—

Class I Common Stock:
Net income (loss) attributable to the Company	$59	$263	$(385)	$511
Basic and diluted weighted average number of common shares outstanding	946,893	1,146,981	983,352	1,133,288
Basic and diluted net income (loss) per common share	$0.06	$0.23	$(0.39)	$0.45
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM INCOME NAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$1,729	$7,678	$(13,073)	$14,767
Other comprehensive income (loss)
Unrealized holding (loss) gain on marketable securities	(2)	38	566	261
Reclassification adjustment for realized loss included in income as other expense	7	—	18	8
Unrealized gain (loss) on interest rate swaps	59	(914)	(8,284)	(6,409)
Amount of loss (gain) reclassified from other comprehensive loss into income as interest expense and other, net	1,513	(19)	3,146	(435)
Total other comprehensive income (loss)	1,577	(895)	(4,554)	(6,575)

Comprehensive income (loss)	3,306	6,783	(17,627)	8,192
Comprehensive income allocated to noncontrolling interest	8	9	21	26
Comprehensive income (loss) attributable to the Company	$3,298	$6,774	$(17,648)	$8,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM INCOME NAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share amounts) (Unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value
Balance as of January 1, 2020	33,747,710	$337	$507,913	$(87,513)	$(4,710)	$416,027	$739	$416,766
Issuance of common stock	1,131,064	11	20,124	—	—	20,135	—	20,135
Distributions declared on common stock — $0.24 per common share	—	—	—	(8,096)	—	(8,096)	—	(8,096)
Commissions, dealer manager and ongoing stockholder servicing fees	—	—	(415)	—	—	(415)	—	(415)
Other offering costs	—	—	(149)	—	—	(149)	—	(149)
Redemptions of common stock	(2,653,586)	(26)	(46,658)	—	—	(46,684)	—	(46,684)
Equity-based compensation	—	—	33	—	—	33	—	33
Changes in redeemable common stock	—	—	2,650	—	—	2,650	—	2,650
Distributions to non-controlling interests	—	—	—	—	—	—	(14)	(14)
Comprehensive (loss) income	—	—	—	(3,514)	(7,047)	(10,561)	4	(10,557)
Balance as of March 31, 2020	32,225,188	$322	$483,498	$(99,123)	$(11,757)	$372,940	$729	$373,669
Issuance of common stock	213,374	2	3,725	—	—	3,727	—	3,727
Distributions declared on common stock — $0.16 per common share	—	—	—	(4,965)	—	(4,965)	—	(4,965)
Commissions, dealer manager and ongoing stockholder servicing fees	—	—	289	—	—	289	—	289
Other offering costs	—	—	(28)	—	—	(28)	—	(28)
Redemptions of common stock	(1,746,691)	(17)	(30,103)	—	—	(30,120)	—	(30,120)
Equity-based compensation	—	—	33	—	—	33	—	33
Changes in redeemable common stock	—	—	30,348	—	—	30,348	—	30,348
Distributions to non-controlling interests	—	—	—	—	—	—	(15)	(15)
Comprehensive (loss) income	—	—	—	(11,301)	916	(10,385)	9	(10,376)
Balance as of June 30, 2020	30,691,871	$307	$487,762	$(115,389)	$(10,841)	$361,839	$723	$362,562
Issuance of common stock	317,639	3	5,374	—	—	5,377	—	5,377
Distributions declared on common stock — $0.23 per common share	—	—	—	(7,147)	—	(7,147)	—	(7,147)
Commissions, dealer manager and ongoing stockholder servicing fees	—	—	(389)	—	—	(389)	—	(389)
Other offering costs	—	—	(40)	—	—	(40)	—	(40)
Redemptions of common stock	(624,201)	(6)	(10,462)	—	—	(10,468)	—	(10,468)
Equity-based compensation	—	—	32	—	—	32	—	32
Changes in redeemable common stock	—	—	16,102	—	—	16,102	—	16,102
Distributions to non-controlling interests	—	—	—	—	—	—	(21)	(21)
Comprehensive income	—		—	1,721	1,577	3,298	8	3,306
Balance as of September 30, 2020	30,385,309	$304	$498,379	$(120,815)	$(9,264)	$368,604	$710	$369,314

CIM INCOME NAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share amounts) (Unaudited) - (Continued)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value
Balance as of January 1, 2019	32,879,581	$329	$497,581	$(69,151)	$565	$429,324	$766	$430,090
Issuance of common stock	2,132,534	22	38,500	—	—	38,522	—	38,522
Distributions declared on common stock — $0.24 per common share	—	—	—	(8,070)	—	(8,070)	—	(8,070)
Commissions, dealer manager and ongoing stockholder servicing fees	—	—	(1,788)	—	—	(1,788)	—	(1,788)
Other offering costs	—	—	(285)	—	—	(285)	—	(285)
Redemptions of common stock	(1,177,580)	(13)	(21,033)	—	—	(21,046)	—	(21,046)
Equity-based compensation	—	—	33	—	—	33	—	33
Changes in redeemable common stock	—	—	(1,011)	—	—	(1,011)	—	(1,011)
Distributions to non-controlling interests	—	—	—	—	—	—	(15)	(15)
Comprehensive income (loss)	—	—	—	1,627	(2,008)	(381)	9	(372)
Balance as of March 31, 2019	33,834,535	$338	$511,997	$(75,594)	$(1,443)	$435,298	$760	$436,058
Issuance of common stock	1,530,101	15	27,370	—	—	27,385	—	27,385
Distributions declared on common stock — $0.24 per common share	—	—	—	(8,257)	—	(8,257)	—	(8,257)
Commissions, dealer manager and ongoing stockholder servicing fees	—	—	(1,307)	—	—	(1,307)	—	(1,307)
Other offering costs	—	—	(203)	—	—	(203)	—	(203)
Redemptions of common stock	(1,449,992)	(14)	(25,629)	—	—	(25,643)	—	(25,643)
Equity-based compensation	—	—	32	—	—	32	—	32
Changes in redeemable common stock	—	—	21	—	—	21	—	21
Distributions to non-controlling interests	—	—	—	—	—	—	(24)	(24)
Comprehensive income (loss)	—	—	—	5,445	(3,672)	1,773	8	1,781
Balance as of June 30, 2019	33,914,644	$339	$512,281	$(78,406)	$(5,115)	$429,099	$744	$429,843
Issuance of common stock	1,500,874	15	26,758	—	—	26,773	—	26,773
Distributions declared on common stock — $0.25 per common share	—	—	—	(8,410)	—	(8,410)	—	(8,410)
Commissions, dealer manager and ongoing stockholder servicing fees	—	—	(1,192)	—	—	(1,192)	—	(1,192)
Other offering costs	—	—	(198)	—	—	(198)	—	(198)
Redemptions of common stock	(1,332,812)	(13)	(23,425)	—	—	(23,438)	—	(23,438)
Equity-based compensation	—	—	33	—	—	33	—	33
Changes in redeemable common stock	—	—	117	—	—	117	—	117
Distributions to non-controlling interests	—	—	—	—	—	—	(14)	(14)
Comprehensive income (loss)	—	—	—	7,669	(895)	6,774	9	6,783
Balance as of September 30, 2019	34,082,706	$341	$514,374	$(79,147)	$(6,010)	$429,558	$739	$430,297
The accompanying notes are an integral part of these condensed consolidated financial statements.
CIM INCOME NAV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(13,073)	$14,767
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, net	20,635	21,773
Straight-line rental income	(1,683)	(2,616)
Write-off of uncollectible lease-related receivables	1,676	23
Amortization of deferred financing costs	813	810
Amortization on marketable securities	47	5
Equity-based compensation	98	98
Loss on sale of marketable securities	18	8
Loss on investment in CIM UII Onshore	3,232	—
Gain on disposition of real estate assets, net	(411)	(9,232)
Impairment of real estate assets	13,851	142
Changes in assets and liabilities:
Rents and tenant receivables	(1,982)	(596)
Prepaid expenses and other assets	(448)	(510)
Accrued expenses and accounts payable	1,643	655
Deferred rental income and other liabilities	(374)	(836)
Due from affiliates	(2)	112
Due to affiliates	(485)	(469)
Net cash provided by operating activities	23,555	24,134
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(1,786)	(80,691)
Investment in marketable securities	(3,943)	(837)
Proceeds from sale and maturities of marketable securities	3,521	645
Investment in CIM UII Onshore	(50,000)	—
Distributions of capital from investment in CIM UII Onshore	313	—
Net proceeds from disposition of real estate assets	13,461	79,801
Payment of property escrow deposits	—	(1,700)
Refund of property escrow deposits	—	1,700
Proceeds from the settlement of insurance claims	204	253
Net cash used in investing activities	(38,230)	(829)
Cash flows from financing activities:
Proceeds from issuance of common stock	19,349	80,578
Offering costs on issuance of common stock	(2,651)	(4,292)
Redemptions of common stock	(84,946)	(70,127)
Distributions to stockholders	(10,760)	(12,608)
Proceeds from credit facility	122,000	63,000
Repayments of credit facility	—	(56,000)
Deferred financing costs paid	1	(37)
Change in escrowed stockholder proceeds liability	(50)	—
Distributions to noncontrolling interests	(50)	(53)
Net cash provided by financing activities	42,893	461
Net increase in cash and cash equivalents and restricted cash	28,218	23,766
Cash and cash equivalents and restricted cash, beginning of period	5,718	4,450
Cash and cash equivalents and restricted cash, end of period	$33,936	$28,216
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$33,449	$27,672
Restricted cash	487	544
Total cash and cash equivalents and restricted cash	$33,936	$28,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited)
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
On December 6, 2011, the Company commenced its initial public offering (the “Initial Offering”) on a “best efforts” basis of $4.0 billion in shares of common stock, consisting of $3.5 billion in shares in the primary offering (the “Primary Offering”) and $500.0 million in shares pursuant to a distribution reinvestment plan (the “DRIP”). On August 26, 2013, the Company commenced its first follow-on offering (the “First Follow-on Offering”), pursuant to which the Company offered up to $4.0 billion in shares of common stock, consisting of $3.5 billion in shares in the Primary Offering and $500.0 million in shares pursuant to the DRIP. As part of the First Follow-on Offering, the Company designated the existing shares of the Company’s common stock that were sold prior to such date to be Wrap Class shares (“W Shares”) of common stock and registered two new classes of the Company’s common stock, Advisor Class shares (“A Shares”) and Institutional Class shares (“I Shares”). On February 10, 2017, the Company commenced its second follow-on offering (the “Second Follow-on Offering”), pursuant to which the Company offered up to $4.0 billion in shares of common stock, consisting of $3.5 billion in shares in the Primary Offering and $500.0 million in shares pursuant to the DRIP. On August 7, 2020, the Company commenced its third follow-on offering, pursuant to which the Company is offering up to $4.0 billion in shares of common stock (the “Third Follow-on Offering” and collectively with the Initial Offering, the First Follow-on Offering and the Second Follow-on offering, the “Offering”), consisting of $3.5 billion in shares in the Primary Offering and $500.0 million in shares pursuant to the DRIP.
On November 27, 2018, the Company amended its charter to, among other things, change the name and designation of its W Shares to Class D Common Stock (the “D Shares”), and its A Shares to Class T Common Stock (the “T Shares”), respectively, and reclassified a portion of its common stock as Class S Common Stock (the “S Shares”), to be offered alongside its D Shares, T Shares and I Shares in its continuous public offering (the “Share Modifications”). The Company is offering to sell any combination of D Shares, T Shares, S Shares and I Shares with a dollar value up to the maximum offering amount. As of September 30, 2020, the Company had issued approximately 48.5 million shares of common stock in the Offering, including 3.5 million in shares issued in the DRIP, for gross offering proceeds of $873.3 million before $25.5 million in upfront selling commissions, dealer manager fees and the current portion of stockholder servicing fees and $6.5 million in organization and offering costs.
The per share purchase price for each class of common stock varies from month-to-month and, each month, is generally equal to, for each class of common stock, the Company’s net asset value (“NAV”) for such class, divided by the number of shares of that class outstanding, as of the prior month, plus, for T Shares and S Shares sold in the Primary Offering, applicable upfront selling commissions and dealer manager fees. The Company’s NAV per share is calculated monthly as of the last calendar day of each month by an independent fund accountant using a process that incorporates (1) the periodic valuations of each of the Company’s real estate assets and related liabilities by the Company’s independent valuation expert, (2) ongoing assessment by the valuation expert of the estimated impact of any events that require adjustment to the most recent valuations determined by the valuation expert, (3) updates in the price of liquid assets for which third-party market quotes are available, (4) valuations of any securities or other assets for which market quotes are not available, (5) valuation of the Company’s other assets and liabilities, (6) accruals of the Company’s distributions for each share class, and (7) estimates of monthly accruals, on a net basis, of operating revenues, expenses, debt service costs and fees. As of September 30, 2020, the NAV per share for D

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) - (Continued)
Shares, T Shares, S Shares and I Shares was $16.86, $16.44, $16.42 and $17.13, respectively. The Company’s NAV is not audited or reviewed by its independent registered public accounting firm. The Company had previously engaged its independent valuation expert to provide on a monthly, instead of a rolling annual, basis, valuations of each of its commercial real estate assets and real estate related liabilities, until such time that the Company had greater visibility into the impact of the current novel coronavirus (“COVID-19”) pandemic on the Company’s property valuations. Given the relative stability of the month-over-month valuation of the Company’s real estate assets, liabilities and rent collections, the Company’s board of directors (the “Board”) determined that it is in the best interest of the Company and its stockholders to cease incurring additional costs associated with the monthly valuations and return to valuing the Company’s real estate portfolio on a rolling annual basis in accordance with the Company’s valuation policies effective September 30, 2020.
The Company has used substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio primarily consisting of retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States. As of September 30, 2020, the Company owned 125 commercial properties, including two properties owned through a consolidated joint venture arrangement (the “Consolidated Joint Venture”), comprised of 5.3 million rentable square feet of commercial space located in 34 states, and which was 95.8% leased, including month-to-month agreements, if any. As of September 30, 2020, the Company also owned limited partnership interests with CIM UII Onshore, L.P. (“CIM UII Onshore”), the sole purpose of which is to invest all of its assets in CIM Urban Income Investments, L.P. (“CIM Urban Income”), which is a private institutional fund that acquires, owns and operates substantially stabilized, diversified real estate and real estate-related assets in urban markets primarily located throughout North America.
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

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) - (Continued)
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
As of September 30, 2020 and December 31, 2019, the Company determined that it had a controlling interest in the Consolidated Joint Venture and therefore met the requirements for consolidation.
Reclassifications
The Company is separately presenting the write-off of uncollectable lease-related receivables of $23,000 for the nine months ended September 30, 2019, which was previously included in straight-line rental income, net in the condensed consolidated statements of cash flows. This reclassification had no effect on previously reported totals or subtotals.
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, lease concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. During the nine months ended September 30, 2020, as part of the Company’s quarterly impairment review procedures, the Company recorded impairment charges of $13.9 million related to one anchored shopping center and one retail property due to the carrying value being greater than the estimated fair value of the property, net of selling costs, and one anchored shopping center and three retail properties, due to tenant bankruptcy. The Company’s impairment assessment as of September 30, 2020 was based on the most current information available to the

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) - (Continued)
Company, including expected holding periods. If the Company’s expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. The Company cannot provide any assurance that additional material impairment charges with respect to the Company’s real estate assets will not occur during 2020 or in future periods, particularly with respect to any negative impacts to the Company that may result from the economic disruption caused by the COVID-19 pandemic. If the effects of the COVID-19 pandemic cause economic and market conditions to continue to deteriorate or if the Company’s expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. As of September 30, 2020, the Company has not identified any further impairments resulting from COVID-19 related impacts, including as a result of tenant requests for rent relief. The Company generally intends to hold its assets for the long-term; therefore, a temporary change in cash flows due to COVID-19 related impacts alone would not be an impairment indicator. However, the Company has yet to see the long-term effects of the COVID-19 pandemic on the economy and the extent to which it may impact the Company’s tenants in the future. Indications of a tenant’s inability to continue as a going concern, changes in the Company’s view or strategy relative to a tenant’s business or industry as a result of the economic impacts of the COVID-19 pandemic, or changes in the Company’s long-term hold strategies, could be indicative of an impairment indicator. Accordingly, the Company will continue to monitor circumstances and events in future periods to determine whether the carrying value of the Company’s real estate assets are recoverable. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in detail in Note 3 — Fair Value Measurements. See also Note 4 — Real Estate Assets for further discussion regarding real estate acquisition and disposition activity. During the nine months ended September 30, 2019, the Company recorded impairment charges of $142,000 related to one retail property, due to the carrying value being greater than the estimated fair value of the property.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of September 30, 2020 and December 31, 2019.
Disposition of Real Estate Assets
Gains and losses from dispositions are recognized once the various criteria relating to the terms of sale and any subsequent involvement by the Company with the asset sold are met. A discontinued operation includes only the disposal of a component of an entity and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. The Company’s property dispositions during the nine months ended September 30, 2020 and 2019 did not qualify for discontinued operations presentation, and thus, the results of the properties that have been sold remain in operating income, and any associated gains or losses from the disposition are included in gain on disposition of real estate, net.
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

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) - (Continued)
Investment in Marketable Securities
Investment in marketable securities consists primarily of the Company’s investment in corporate and government debt securities. The Company determines the appropriate classification for debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of September 30, 2020, the Company classified its investments as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in other comprehensive income (loss).
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
Investment in CIM UII Onshore
As of September 30, 2020, the Company had invested capital of $49.7 million in CIM UII Onshore with a carrying value of $46.5 million, which represents a less than 5% ownership of CIM UII Onshore. The Company accounts for its investment under the equity method. The equity method of accounting requires the investment to be initially recorded at cost, including transaction costs incurred to finalize the investment, and subsequently adjusted for the Company’s share of equity in CIM UII Onshore’s earnings and distributions. The Company records its share of CIM UII Onshore’s profits or losses on a quarterly basis as an adjustment to the carrying value of the investment on the Company’s condensed consolidated balance sheet and is recognized as a profit or loss on the condensed consolidated statements of operations. As of September 30, 2020, the Company received $313,000 in dividends, which reduced the invested capital and the carrying amount of the Company’s investment as the dividends are not recognized as dividend income.
Noncontrolling Interest in Consolidated Joint Venture
The Company has a controlling interest in a Consolidated Joint Venture and, therefore, meets the requirements for consolidation. The Company recorded net income of $21,000 and paid distributions of $50,000 to the noncontrolling interest during the nine months ended September 30, 2020. The Company recorded the noncontrolling interest of $710,000 and $739,000 as of September 30, 2020 and December 31, 2019, respectively, on the condensed consolidated balance sheets.
Restricted Cash
The Company had $487,000 and $607,000 in restricted cash as of September 30, 2020 and December 31, 2019, respectively. Included in restricted cash was $138,000 and $136,000 held by lenders in lockbox accounts as of September 30, 2020 and December 31, 2019, respectively. As part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which funds in excess of the required minimum balance are disbursed on a weekly basis to the Company. Restricted cash also included $349,000 and $421,000 held in escrow for tenant improvements at a certain property in accordance with the associated lease agreement as of September 30, 2020 and December 31, 2019, respectively. In addition, restricted cash included $50,000 of escrowed investor proceeds for which shares of common stock had not been issued as of December 31, 2019. There were no such proceeds as of September 30, 2020.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) - (Continued)
Stockholder Servicing Fees
The Company pays CCO Capital stockholder servicing fees, which are calculated on a daily basis in the amount of 1/365th of 0.25%, 0.85% and 0.85% of the NAV per share for each class of common stock outstanding for D Shares, T Shares and S Shares, respectively. The Company does not pay a stockholder servicing fee with respect to I Shares.
The stockholder servicing fees are paid monthly in arrears. An estimated liability for future stockholder servicing fees payable to CCO Capital is recognized at the time each share is sold and included in due to affiliates in the condensed consolidated balance sheets with a corresponding decrease to capital in excess of par value. The Company recognized a liability for future fees payable to CCO Capital of $12.0 million and $13.9 million as of September 30, 2020 and December 31, 2019, respectively.
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
Revenue Recognition
Rental and other property income is primarily derived from fixed contractual payments from operating leases, and therefore, is generally recognized on a straight-line basis over the term of the lease, which typically begins the date the tenant takes control of the space. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of this calculation. Variable rental and other property income consists primarily of tenant reimbursements for recoverable real estate taxes and operating expenses which are included in rental and other property income in the period when such costs are incurred, with offsetting expenses in real estate taxes and property operating expenses, respectively, within the condensed consolidated statements of operations. The Company defers the recognition of variable rental and other property income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved.
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
During the three and nine months ended September 30, 2020, the Company identified certain tenants where collection was no longer considered probable. For these tenants, the Company made the determination to record revenue on a cash basis and wrote off total outstanding receivables of $372,000 and $1.7 million for the three and nine months ended September 30, 2020.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) - (Continued)
The nine months ended included $20,000 of straight-line rental income and $73,000 related to certain tenant reimbursements. These write offs reduced rental and other property income during the three and nine months ended September 30, 2020.
Earnings (Loss) and Distributions Per Share
The Company has four classes of common stock with nonforfeitable dividend rights that are determined based on a different NAV for each class. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which can result in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. Diluted income per share, when applicable, considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the three and nine months ended September 30, 2020 or 2019. Distributions per share are calculated based on the authorized monthly distribution rate. Prior to April 1, 2020, distributions were calculated based on the authorized daily distribution rate.
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

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) - (Continued)
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
In April 2020, the FASB issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Due to the business disruptions and challenges severely affecting the global economy caused by the COVID-19 pandemic, many lessors may be required to provide rent deferrals and other lease concessions to lessees. While the lease modification guidance in ASC 842 addresses routine changes to lease terms resulting from negotiations between the lessee and the lessor, this guidance did not contemplate concessions being so rapidly executed to address the sudden liquidity constraints of some lessees arising from COVID-19 related impacts. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances.
The Company has elected to apply this guidance to avoid performing a lease by lease analysis for the lease concessions that (1) were granted as relief due to COVID-19 related impacts and (2) result in the cash flows remaining substantially the same or less than the original contract and will account for these lease concessions as if no changes were made to the leases. During the three and nine months ended September 30, 2020, the Company provided lease concessions, in the form of rent deferrals or rent abatements, to certain tenants in response to the impact of the COVID-19 pandemic on those tenants. As of September 30, 2020, the Company had granted rent deferrals with an aggregate deferral amount of $526,000. The deferral of rental payments affects the timing, but not the amount, of the lease payments and resulted in an increase of $526,000 to the Company’s lease related receivables balance as of September 30, 2020. Additionally, as of September 30, 2020, the Company had granted rental abatements of $34,000.
As of November 5, 2020, the Company has collected approximately 94% of rental payments billed to tenants during the three months ended September 30, 2020.
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
September 30, 2020 (Unaudited) - (Continued)
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of September 30, 2020, the estimated fair value of the Company’s debt was $473.3 million, compared to a carrying value of $473.0 million. As of December 31, 2019, the estimated fair value of the Company’s debt was $351.2 million, compared to a carrying value of $351.0 million.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2020 and December 31, 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of September 30, 2020 and December 31, 2019, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) - (Continued)
Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2020	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Marketable securities	$15,943	$15,943	$—	$—
Financial liabilities:
Interest rate swaps	$(10,021)	$—	$(10,021)	$—

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swaps	$34	$—	$34	$—
Marketable securities	15,002	15,002	—	—
Total financial assets	$15,036	$15,002	$34	$—
Financial liabilities:
Interest rate swaps	$(4,917)	$—	$(4,917)	$—
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
As discussed in Note 4 — Real Estate Assets, during the nine months ended September 30, 2020, real estate assets related to one anchored shopping center and three retail properties were impaired due to tenant bankruptcy. Additionally, real estate assets related to one anchored shopping center and one retail property were deemed to be impaired, due to the carrying value being greater than the estimated fair value of the property, net of selling costs. The carrying value of these properties was reduced to an estimated fair value of $40.1 million, resulting in impairment charges of $13.9 million. During the nine months ended September 30, 2019, real estate assets related to one retail property totaling approximately 21,000 square feet was deemed to be impaired, due to the carrying value being greater than the estimated fair value of the property. The carrying value was reduced to an estimated fair value of $6.3 million, resulting in impairment charges of $142,000. The Company estimates fair values using Level 3 inputs and using a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain key assumptions, including, but not limited to, the following: (1) terminal capitalization rates; (2) discount rates; (3) the number of years the property will be held; (4) property operating expenses; and (5) re-leasing assumptions, including the number of months to re-lease, market rental income and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and the future performance and sustainability of the Company’s tenants. For the Company’s impairment test for the real estate assets during the nine months ended September 30, 2020, the Company used a range of discount rates from 7.9% to 9.7% and terminal capitalization rates from 7.4% to 9.2%. The Company determined that the selling price used to determine the fair values was a Level 2 input.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) - (Continued)
The following table presents the impairment charges by asset class recorded during the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Asset class impaired:
Land	$2,601	$33
Buildings and improvements	8,788	105
Intangible lease assets	2,358	17
Intangible lease liabilities	(3)	(13)
Total impairment loss	$13,744	$142

NOTE 4 — REAL ESTATE ASSETS
2020 Property Acquisitions
During the nine months ended September 30, 2020, the Company did not acquire any properties.
2020 Property Dispositions
During the nine months ended September 30, 2020, the Company disposed of two anchored shopping centers and one retail property for an aggregate gross sales price of $14.2 million, resulting in net proceeds of $13.5 million after closing costs and a net gain of $411,000. The Company has no continuing involvement with these properties. The gain on sale of real estate is included in gain on disposition of real estate, net in the condensed consolidated statements of operations. The disposition of these properties did not qualify to be reported as discontinued operations since the dispositions did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of these disposed properties are reflected in the Company’s results from continuing operations for all periods presented through the respective dates of disposition.
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
During the nine months ended September 30, 2020, six properties totaling approximately 329,000 square feet with a carrying value of $54.0 million were deemed to be impaired and their carrying values were reduced to a combined estimated fair value of $40.1 million, resulting in impairment charges of $13.9 million which were recorded in the condensed consolidated statements of operations. See Note 3 — Fair Value Measurements for a further discussion on these impairment charges.
2019 Property Acquisitions
During the nine months ended September 30, 2019, the Company acquired a 100% interest in four commercial properties for an aggregate purchase price of $78.6 million (the “2019 Asset Acquisitions”), which included $287,000 of acquisition-related expenses that were capitalized. The Company funded the 2019 Asset Acquisitions with net proceeds from the Offering, real estate dispositions and available borrowings.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) - (Continued)
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

Consolidated Joint Venture
As of September 30, 2020, the Company had an interest in a Consolidated Joint Venture that owns and manages two properties, with total assets of $7.0 million, which included $7.2 million of land, building and improvements and $641,000 of intangible assets, net of accumulated depreciation and amortization of $867,000, and total liabilities of $139,000. The Consolidated Joint Venture did not have any debt outstanding as of September 30, 2020. The Company has the ability to control operating and financial policies of the Consolidated Joint Venture. There are restrictions on the use of these assets as the Company would generally be required to obtain the approval of the partner (the “Consolidated Joint Venture Partner”) in accordance with the joint venture agreement for any major transactions. The Company and the Consolidated Joint Venture Partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) - (Continued)
NOTE 5 — INTANGIBLE LEASE ASSETS AND LIABILITIES
Intangible lease assets and liabilities consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands, except weighted average life remaining):

	September 30, 2020	December 31, 2019
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $26,172 and $23,026, respectively (with a weighted average life remaining of 9.7 years and 14.6 years, respectively)
	$67,081	$75,754
Acquired above-market leases, net of accumulated amortization of $3,784 and $3,118, respectively (with a weighted average life remaining of 11.0 years and 12.7 years, respectively)
	9,994	10,820
Total intangible lease assets, net	$77,075	$86,574
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $4,388 and $4,111, respectively (with a weighted average life remaining of 10.4 years and 20.9 years, respectively)
	$12,386	$13,618
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
The following table summarizes the amortization related to the intangible lease assets and liabilities for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
In-place lease and other intangible amortization	$1,900	$2,203	$5,872	$6,977
Above-market lease amortization	$255	$273	$766	$841
Below-market lease amortization	$343	$389	$1,047	$1,184
As of September 30, 2020, the estimated amortization relating to the intangible lease assets and liabilities is as follows (in thousands):

	Amortization
	In-Place Leases and Other Intangibles	Above-Market Leases	Below-Market Leases
Remainder of 2020	$1,872	$255	$347
2021	7,410	1,020	1,239
2022	7,366	1,020	1,214
2023	7,211	1,019	1,204
2024	6,849	957	1,140
Thereafter	36,373	5,723	7,242
Total	$67,081	$9,994	$12,386

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) - (Continued)
NOTE 6 — INVESTMENT IN CIM UII ONSHORE
On September 27, 2019, the Company executed a subscription agreement (the “Subscription Agreement”) to purchase $50.0 million of limited partnership interests in CIM UII Onshore. CIM UII Onshore’s sole purpose is to invest all of its assets in CIM Urban Income, which is a private institutional fund that acquires, owns and operates substantially stabilized, diversified real estate and real estate-related assets in urban markets primarily located throughout North America. The investment was made by the Company to gain exposure to the urban real assets invested in by CIM Urban Income. The Company’s subscription agreement was accepted by the general partner of CIM UII Onshore on September 30, 2019, and the entire $50.0 million of capital was called and funded on March 31, 2020. The Company accounts for its investment using the equity method.
During the three and nine months ended September 30, 2020, the Company recognized an equity method net gain (loss) of $70,000 and $3.2 million, respectively, related to its investment. The Company received dividends totaling $313,000 related to its investment during the three and nine months ended September 30, 2020, which was recognized as a return of capital. As of September 30, 2020, the carrying value of the Company’s investment was $46.5 million, which represents a less than 5% ownership of CIM UII Onshore, and approximates fair value.
NOTE 7 — MARKETABLE SECURITIES
The Company owned marketable securities with an estimated fair value of $15.9 million and $15.0 million as of September 30, 2020 and December 31, 2019, respectively. The following is a summary of the Company’s available-for-sale securities as of September 30, 2020 (in thousands):

	Available-for-sale securities
	Amortized Cost Basis	Unrealized Gain (Loss)	Fair Value
U.S. Treasury Bonds	$6,426	$316	$6,742
U.S. Agency Bonds	2,086	37	2,123
Corporate Bonds	6,674	404	7,078
Total available-for-sale securities	$15,186	$757	$15,943
The following table provides the activity for the marketable securities during the nine months ended September 30, 2020 (in thousands):

	Amortized Cost Basis	Unrealized Gain (Loss)	Fair Value
Marketable securities as of January 1, 2020	$14,829	$173	$15,002
Face value of marketable securities acquired	3,700	—	3,700
Premiums and discounts on purchase of marketable securities, net of acquisition costs	243	—	243
Amortization on marketable securities	(47)	—	(47)
Sales and maturities of securities	(3,539)	18	(3,521)
Unrealized gain on marketable securities	—	566	566
Marketable securities as of September 30, 2020	$15,186	$757	$15,943
During the nine months ended September 30, 2020, the Company sold 25 marketable securities for aggregate proceeds of $3.5 million resulting in a loss of $18,000. The Company recorded an unrealized gain of $566,000 on its investments, which is included in accumulated other comprehensive loss attributable to the Company in the accompanying condensed consolidated statement of changes in equity for the nine months ended September 30, 2020 and the condensed consolidated balance sheet as of September 30, 2020. The total unrealized holding gain on marketable securities of $757,000 and $173,000 as of September 30, 2020 and December 31, 2019, respectively, is included in accumulated other comprehensive loss attributable to the Company in the accompanying condensed consolidated statement of changes in equity.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) - (Continued)
The scheduled maturities of the Company’s marketable securities as of September 30, 2020 are as follows (in thousands):

	Available-for-sale securities
	Amortized Cost	Estimated Fair Value
Due within one year	$1,898	$1,913
Due after one year through five years	5,646	5,951
Due after five years through ten years	5,602	6,005
Due after ten years	2,040	2,074
Total	$15,186	$15,943
Actual maturities of marketable securities can differ from contractual maturities because borrowers on certain debt securities may have the right to prepay their respective debt obligations at any time. In addition, factors such as prepayments and interest rates may affect the yields on such securities.
In estimating credit losses, management considers a variety of factors, including (1) whether the Company will be required to sell the impaired security before the recovery of its amortized cost basis, (2) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, and (3) whether the Company expects to recover the entire amortized cost basis of the security. The Company believes that none of the unrealized losses on investment securities are credit losses as management expects the Company will fully recover the entire amortized cost basis of all securities. As of September 30, 2020, the Company had no credit losses.
NOTE 8 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. As of September 30, 2020, the Company had nine interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of September 30, 2020 and December 31, 2019 (dollar amounts in thousands):

			Outstanding Notional Amount as of	Interest	Effective	Maturity	Fair Value of Liabilities as of
		Balance Sheet Location	September 30, 2020	Rate (1)	Date	Date	September 30, 2020	December 31, 2019
Interest Rate Swaps	(2)	Derivative liabilities, deferred rental income and other liabilities	$290,705	3.31% to 4.84%	12/1/2015 to 9/30/2019	12/1/2020 to 9/6/2022	$(10,021)	$(4,917)
______________________
(1)The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of September 30, 2020.
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
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the derivative instruments that are designated as hedges is recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three and nine months ended September 30, 2020, the amount of losses reclassified from other comprehensive income (loss) as an increase to interest expense was $1.5 million and $3.1 million, respectively. For the three and nine months ended September 30, 2019, the amount of gains reclassified from other comprehensive income (loss) as a decrease to interest expense was $19,000 and $435,000, respectively. The total unrealized holding loss on interest rate swaps of $10.0 million and $4.9 million as of September 30, 2020 and December 31, 2019, respectively, is included in accumulated other comprehensive (loss) income attributable to the Company in the accompanying condensed consolidated statement of changes in equity. During the next 12 months, the Company estimates that $5.9 million will be reclassified from other comprehensive income (loss) as an increase to interest expense. The Company includes cash flows from interest rate swap agreements in cash flows provided by operating activities on the condensed consolidated statements of cash flows, as the Company’s accounting policy is to present cash flows from

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) - (Continued)
hedging instruments in the same category in the condensed consolidated statements of cash flows as the category for cash flows from the hedged items.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations, under the agreements at an aggregate termination value, inclusive of interest payments of $10.2 million, which includes accrued interest, at September 30, 2020. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of September 30, 2020.
NOTE 9 — CREDIT FACILITY AND NOTES PAYABLE
As of September 30, 2020, the Company had $471.5 million of debt outstanding, including net deferred financing costs, with a weighted average years to maturity of 1.6 years and a weighted average interest rate of 3.52%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date. The following table summarizes the debt balances as of September 30, 2020 and December 31, 2019, and the debt activity for the nine months ended September 30, 2020 (in thousands):

		During the Nine Months Ended September 30, 2020
	Balance as of December 31, 2019	Debt Issuance, Net (1)	Repayments	Amortization	Balance as of September 30, 2020
Credit facility	$212,500	$122,000	$—	$—	$334,500
Fixed rate debt	138,459	—	—	—	138,459
Total debt	350,959	122,000	—	—	472,959
Deferred costs – credit facility (2)	(1,023)	—	—	283	(740)
Deferred costs – fixed rate debt	(997)	—	—	235	(762)
Total debt, net	$348,939	$122,000	$—	$518	$471,457
______________________
(1)Includes deferred financing costs incurred during the period.
(2)Deferred costs related to the term portion of the credit facility.
Notes Payable
As of September 30, 2020, the Company had fixed rate debt outstanding of $138.5 million, including $78.2 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.56% to 4.17% per annum and as of September 30, 2020, the fixed rate debt had a weighted average interest rate of 3.91%. The fixed rate debt outstanding matures on various dates from December 2020 to February 2025. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $243.8 million as of September 30, 2020. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
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

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) - (Continued)
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month LIBOR multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.70% to 2.20% for Revolving Loans and 1.60% to 2.10% for Term Loans; or (ii) a base rate ranging from 0.70% to 1.20% for Revolving Loans and 0.60% to 1.10% for Term Loans, plus the greater of: (a) JPMorgan Chase’s Prime Rate (as defined in the Second Amended Credit Agreement); (b) the Federal Funds Effective Rate (as defined in the Second Amended Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.0%. As of September 30, 2020, the Revolving Loans outstanding totaled $122.0 million at an interest rate of 2.06%. As of September 30, 2020, the Term Loans outstanding totaled $212.5 million, all of which are subject to interest rate swap agreements (the “Swapped Term Loans”). The interest rate swap agreements have the effect of fixing the Eurodollar Rate per annum of the Swapped Term Loan at an all-in rate of 4.10%. As of September 30, 2020, the Company had $334.5 million outstanding under the Credit Facility at a weighted average interest rate of 3.36% and $90.5 million in unused capacity, subject to borrowing availability. The Company had no available borrowings as of September 30, 2020.
The Second Amended Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Second Amended Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $367.1 million plus (ii) 75% of the equity issued (iii) minus the aggregate amount of any redemptions or similar transaction from the date of the Second Amended Credit Agreement, a leverage ratio less than or equal to 60%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75, a secured debt ratio equal to or less than 40%, and the amount of secured debt that is recourse debt at no greater than 15% of total asset value. As of September 30, 2020, the Company believes it was in compliance with the financial covenants under the Company’s various fixed and variable rate debt agreements. As of September 30, 2020, the unsecured debt to unencumbered asset value ratio was 60.8%, which exceeded the 60% maximum permitted under the Second Amended Credit Agreement. Since September 30, 2020, the Company has taken action so that the unsecured debt to unencumbered asset value ratio was within the requirements of the Second Amended Credit Agreement. The Company has requested the applicable lenders to waive compliance with the affected financial covenant for the period ending September 30, 2020. While the Company has historically been successful in renegotiating with its lenders, there can be no assurance that the Company will be able to do so successfully in the future. The Company has not received a notice of default from the lenders.

Maturities
As of September 30, 2020, the Company had $122.0 million of debt outstanding under the Credit Facility maturing on September 6, 2021 and $29.7 million of fixed rate debt maturing on various dates from December 2020 to October 2021. For the debt outstanding under the Credit Facility, the Company expects to extend the maturity date for the Revolving Loans for up to two six-month periods, subject to satisfying certain conditions contained in the Second Amended Credit Agreement. For the fixed rate debt, the Company expects to use cash on hand or entering into new financing arrangements in order to meet its debt obligations, which management believes is probable based on the current loan-to-value ratios, the occupancy of the Company’s properties and assessment of the lending environment. The Company believes cash on hand, net cash provided by operations and the entry into new financing arrangements will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued.
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to September 30, 2020 (in thousands):

Principal Repayments
Remainder of 2020	$9,240
2021	142,442
2022	304,327
2023	—
2024	—
Thereafter	16,950
Total	$472,959

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) - (Continued)
NOTE 10 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the nine months ended September 30, 2020 and 2019 are as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Change in accrued dealer manager fee, ongoing stockholder servicing fees, and other offering costs	$135	$3,070
Distributions to stockholders declared and unpaid	$2,372	$2,746
Common stock issued through distribution reinvestment plan	$9,890	$12,102
Redemptions to stockholders declared and unpaid	$2,326	$—
Change in fair value of marketable securities	$584	$269
Change in fair value of interest rate swaps	$(5,138)	$(6,844)
Accrued capital expenditures	$—	$23
Accrued deferred financing costs	$1	$2
Supplemental Cash Flow Disclosures:
Interest paid	$11,712	$10,615
Cash paid for taxes	$236	$178

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

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) - (Continued)
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
______________________
(1)The upfront selling commissions are based on a percentage of the transaction price, which is exclusive of the upfront selling commission for T Shares and S Shares. Prior to February 28, 2020, there was a 1.50% upfront selling commission payable on D Shares. Effective February 28, 2020, there are no upfront selling commissions or dealer manager fees payable on D Shares. The dealer manager fee is based on a percentage of the transaction price for T Shares. Upfront selling commissions and dealer manager fees are deducted directly from the offering price for T Shares and S Shares and paid to CCO Capital. The Company has been advised that CCO Capital intends to reallow 100% of the upfront selling commissions on T Shares and S Shares to participating broker-dealers and may reallow a portion of the dealer manager fee.
(2)The stockholder servicing fees are calculated as a percentage of the NAV per D Share, T Share or S Share, as applicable, and are paid monthly in arrears. CCO Capital, in its sole discretion, may reallow a portion of the stockholder servicing fees to participating broker-dealers. The Company will cease paying the stockholder servicing fees with respect to any D Shares, T Shares or S Shares held in a stockholder’s account when the total upfront selling commissions, dealer manager fees and stockholder servicing fees would exceed, in the aggregate, 8.75% (or, in the case of shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Company’s dealer manager and a participating broker-dealer) of the gross proceeds from the sale of such shares.
Other organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding upfront selling commissions, dealer manager fees and the ongoing stockholder servicing fees) are paid for by CIM Income NAV Management or its affiliates and can be reimbursed by the Company up to 0.75% of the aggregate gross offering proceeds, excluding upfront selling commissions and dealer manager fees charged on T Shares and S Shares sold in the Primary Offering. Prior to February 28, 2020, there was a 1.50% upfront selling commission on D Shares. Effective February 28, 2020, there are no upfront selling commissions on D Shares. As of September 30, 2020, CIM Income NAV Management or its affiliates had paid organization and offering expenses in excess of 0.75% of the gross proceeds from the Offering. These excess amounts were not included in the financial statements of the Company because such amounts were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess amounts may become payable to CIM Income NAV Management or its affiliates.
Advisory fees and expenses
The Company pays CIM Income NAV Management an asset-based advisory fee that is payable in arrears on a monthly basis and accrues daily in an amount equal to 1/365th of 1.10% of the Company’s NAV for each class of common stock. At the request of the Board, CIM Income NAV Management agreed to take 50% of the monthly advisory fee payment from August 2020 through March 31, 2021 in I Shares based on the then current NAV per share of such shares at the time of issuance.
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
September 30, 2020 (Unaudited) - (Continued)
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
The performance-based fee is equal to 12.5% of the Total Return for each class of common stock, subject to a 5% Hurdle Amount, a High Water Mark and a Catch-Up (each term as defined in the Advisory Agreement). The Company did not reach the 5% Hurdle Amount during the nine months ended September 30, 2020 or 2019, and therefore, no performance-based fees were paid during those periods.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CIM Income NAV Management and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Upfront selling commissions	$29	$338	$380	$1,217
Stockholder servicing fees(1)	$641	$741	$1,944	$2,168
Dealer manager fees(1)	$5	$62	$66	$220
Organization and offering expense reimbursement	$40	$198	$217	$686
Acquisition expense reimbursement	$195	$219	$532	$921
Advisory fee	$1,634	$1,982	$5,018	$5,862
Operating expense reimbursement	$311	$329	$552	$1,809
______________________
(1)Amounts are calculated for the respective period in accordance with the dealer manager agreement and exclude the estimated liability for the future fees payable to CCO Capital of $12.0 million and $13.9 million as of September 30, 2020 and 2019, respectively, which are included in due to affiliates in the condensed consolidated balance sheets, with a corresponding decrease to capital in excess of par value, as described in Note 2 — Summary of Significant Accounting Policies.
Due to/from Affiliates
As of September 30, 2020 and December 31, 2019, $14.2 million and $16.6 million, respectively, were due to CIM Income NAV Management or its affiliates, primarily related to the estimated liability for current and future stockholder servicing fees, the reimbursement of organization and offering expenses and advisory fees, which were included in amounts due to affiliates on the condensed consolidated balance sheets.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) - (Continued)
As of September 30, 2020 and December 31, 2019, $10,000 and $8,000, respectively, was due from CIM Income NAV Management or its affiliates related to amounts received by affiliates of the advisor which were due to the Company.
CIM UII Onshore Investment
On September 27, 2019, the Company executed a Subscription Agreement to purchase $50.0 million of limited partnership interests of CIM UII Onshore, which was accepted by the general partner of CIM UII Onshore on September 30, 2019. As of September 30, 2020, the limited partnership interest in CIM UII Onshore had a carrying value of $46.5 million. Both CIM UII Onshore and CIM Urban Income were formed by CIM, and CIM controls the general partner of both CIM UII Onshore and CIM Urban Income.
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
NOTE 14 — STOCKHOLDERS’ EQUITY
The table below provides information regarding the issuances and redemptions of each class of the Company’s common stock during the three and nine months ended September 30, 2020 and 2019 (dollar amounts in thousands):

	D Shares		T Shares		S Shares		I Shares		Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balance as of January 1, 2020	18,143,147	$181	14,499,636	$145	7,031	$—	1,097,896	$11	33,747,710	$337
Issuance of common stock	356,188	4	752,814	7	98	—	21,964	—	1,131,064	11
Redemptions of common stock	(1,657,375)	(17)	(830,138)	(8)	—	—	(166,073)	(1)	(2,653,586)	(26)
Balance as of March 31, 2020	16,841,960	$168	14,422,312	$144	7,129	$—	953,787	$10	32,225,188	$322
Issuance of common stock	83,933	1	125,984	1	67	—	3,390	—	213,374	2
Redemptions of common stock	(1,137,587)	(11)	(594,197)	(6)	—	—	(14,907)	—	(1,746,691)	(17)
Balance as of June 30, 2020	15,788,306	$158	13,954,099	$139	7,196	$—	942,270	$10	30,691,871	$307
Issuance of common stock	145,795	1	155,519	2	100	—	16,225	—	317,639	3
Redemptions of common stock	(398,006)	(4)	(223,151)	(2)	—	—	(3,044)	—	(624,201)	(6)
Balance as of September 30, 2020	15,536,095	$155	13,886,467	$139	7,296	$—	955,451	$10	30,385,309	$304

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) - (Continued)

	D Shares		T Shares		S Shares		I Shares		Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balance as of January 1, 2019	18,942,529	$189	12,777,322	$128	—	$—	1,159,730	$12	32,879,581	$329
Issuance of common stock	971,303	10	1,152,999	12	—	—	8,232	—	2,132,534	22
Redemptions of common stock	(870,578)	(9)	(249,886)	(3)	—	—	(57,116)	(1)	(1,177,580)	(13)
Balance as of March 31, 2019	19,043,254	$190	13,680,435	$137	—	$—	1,110,846	$11	33,834,535	$338
Issuance of common stock	670,464	7	844,457	8	—	—	15,180	—	1,530,101	15
Redemptions of common stock	(1,010,203)	(10)	(439,789)	(4)	—	—	—	—	(1,449,992)	(14)
Balance as of June 30, 2019	18,703,515	$187	14,085,103	$141	—	$—	1,126,026	$11	33,914,644	$339
Issuance of common stock	605,454	6	828,494	8	—	—	66,926	1	1,500,874	15
Redemptions of common stock	(631,055)	(6)	(587,361)	(6)	—	—	(114,396)	(1)	(1,332,812)	(13)
Balance as of September 30, 2019	18,677,914	$187	14,326,236	$143	—	$—	1,078,556	$11	34,082,706	$341
Distributions Payable and Distribution Policy
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
Equity-Based Compensation
On August 9, 2018, the Board approved the adoption of the Company’s 2018 Equity Incentive Plan (the “Plan”), under which 400,000 of the Company’s shares of common stock were reserved for issuance and awards of 385,000 shares of common stock are available for future grant as of September 30, 2020.
As of September 30, 2020, the Company has granted awards of approximately 3,650 restricted D Shares to each of the independent members of the Board (approximately 14,600 restricted shares in aggregate) under the Plan. As of September 30, 2020, 7,200 of the restricted D Shares had vested based on one year of continuous service. The remaining 7,400 shares issued had not been forfeited as of September 30, 2020. The fair value of the Company’s share awards is determined using the Company’s NAV per share on the date of grant. Compensation expense related to these restricted D Shares is recognized over the vesting period. The Company recorded compensation expense of $32,000 and $98,000 for the three and nine months ended September 30, 2020, respectively, and $33,000 and $98,000 for the three and nine months ended September 30, 2019, respectively, related to these restricted D Shares, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. All compensation expense related to these restricted D Shares was recognized ratably over the period of service prior to October 1, 2020.
The Board determined 50% of the Company’s independent directors’ quarterly compensation payments for the third     quarter of 2020 through the first quarter of 2021 will be paid in D Shares based on the then current NAV per share at the time of issuance.
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

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) - (Continued)
As of September 30, 2020, the leases had a weighted-average remaining term of 9.9 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of September 30, 2020, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Future Minimum Rental Income
Remainder of 2020	$16,760
2021	61,928
2022	62,679
2023	62,692
2024	61,300
Thereafter	385,425
Total	$650,784

A certain amount of the Company’s rental and other property income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the three and nine months ended September 30, 2020 and 2019, the amount of the contingent rent earned by the Company was not significant.

Rental and other property income during the three and nine months ended September 30, 2020 and 2019 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fixed rental and other property income (1)	$16,037	$17,116	$47,253	$51,755
Variable rental and other property income (2)	2,751	2,195	7,271	6,309
Total rental and other property income	$18,788	$19,311	$54,524	$58,064
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
NOTE 16 — SUBSEQUENT EVENTS
The Company evaluated events subsequent to September 30, 2020, and concluded that no subsequent events have occurred that would require recognition or disclosure in the condensed consolidated unaudited financial statements.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “plans” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. In addition, these risks and uncertainties include those associated with (i) the scope, severity and duration of the current pandemic of COVID-19 and actions taken to contain the pandemic or mitigate its impact, (ii) the potential adverse effect of the COVID-19 pandemic on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets, among others, and (iii) general economic, market and other conditions. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law. The forward-looking statements should be read in light of the risk factors identified in Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019.
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
•Our continued compliance with debt covenants depends on many factors and could be impacted by current or future economic conditions associated with the COVID-19 pandemic.
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
Our operating results and cash flows are primarily influenced by rental and other property income from our commercial properties, and interest expense on our property indebtedness and acquisition and operating expenses. As 95.8% of our rentable square feet was under lease as of September 30, 2020, with a weighted average remaining lease term of 9.9 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors, including due to circumstances related to the COVID-19 pandemic. Our advisor regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
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
As part of the change from a daily to a monthly NAV REIT, our board of directors approved, among other things: (1) a change in the frequency of our NAV calculations from daily to monthly and certain other related changes to our valuation policies; and (2) adopted an amended share redemption program that provides for redemptions on a monthly basis. As a monthly NAV REIT, we expect that investors’ subscriptions will be accepted on the first day of each month and the purchase price of each class of shares would generally equal the prior month’s NAV for that class divided by the number of shares of such class outstanding, as determined monthly, plus applicable selling commissions and dealer manager fees.
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
During the three and nine months ended September 30, 2020, we provided lease concessions, either in the form of rent deferrals or abatements, to certain tenants in response to the impact of the COVID-19 pandemic on those tenants. As of September 30, 2020, we granted rent deferrals with an aggregate deferral amount of $526,000. Additionally, as of September 30, 2020, we granted rent abatements to tenants with an aggregate abatement amount of $34,000.
As of November 5, 2020, we have collected approximately 94% of rental payments billed to tenants during the three months ended September 30, 2020. Additionally, as of November 5, 2020, we have collected 98% of October 2020 rental payments billed to tenants.
We are actively managing our response to the COVID-19 pandemic in collaboration with our tenants and business partners and are assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. In order to manage the financial health of the Company, our Board is making its determinations with respect to the declaration of distributions on a monthly, instead of quarterly basis and has approved and adopted an amended and restated share redemption program (the “Amended Share Redemption Program”) that, among other changes, provides that the Amended Share Redemption Program may be suspended at any time by majority vote of the Board without prior notice if the Board believes such action is in the best interest of the Company and its stockholders. Given the recent levels of investor subscriptions and increased redemption requests, which we believe has been exacerbated by the challenging economic environment caused by the COVID-19 pandemic, our stated objectives of maintaining target liquidity of 10% of the NAV up to $1 billion, and 5% of the NAV in excess of $1 billion (“Target Liquidity”) and satisfying the redemption plan limits are in conflict. As such, the Company is temporarily redeeming less than the Amended Share Redemption Program limits to maintain this Target Liquidity while the Company seeks to generate additional liquidity through investor subscriptions and execution of an in-process asset disposition program. On August 30, 2020, our Board determined that, effective immediately, monthly redemptions temporarily will be limited to shares whose aggregate value is no more than 0.8% of the aggregate NAV as of the last calendar day of the previous calendar month, and in any calendar quarter, redemptions will be limited to shares whose aggregate value is no more than 2.0% of the aggregate NAV as of the last calendar day of the previous calendar quarter. While no assurances can be made regarding the timing of a return to the redemption plan limits stated in the Company’s Amended Share Redemption Program, if at all, the Company is currently targeting the return to the limits under the Amended Share Redemption Program to occur in the second quarter of 2021. Further, in support of our efforts to achieve sustainable liquidity, our Board determined that 50% of the independent directors’ quarterly compensation payments for the third quarter of 2020 through the first quarter of 2021 will be paid in the form of D Shares based on the then current NAV per share at the time of issuance. In addition our Advisor agreed to take 50% of the monthly advisory fee payment from August 2020 through March 31, 2021 in I Shares based on the then current NAV per share of such shares at the time of issuance. During the nine months ended September 30, 2020 we borrowed $52.0 million on the Revolving Loans in order to increase liquidity during this period of economic uncertainty. See “— Liquidity and Capital Resources” for a more complete discussion of our financial resources.
We further engaged our independent valuation expert, pursuant to an agreement dated May 14, 2020, to provide valuation services on a monthly, instead of a rolling annual, basis, until such time that we had greater visibility into the impact of the COVID-19 pandemic on our properties’ valuations. Given the relative stability of the month-over-month valuation of our real estate assets, our liabilities and our rent collections our board of directors believes that it is in the best interests of us and our stockholders to cease incurring the additional costs associated with the monthly valuations and return to valuing our real estate portfolio on a rolling annual basis in accordance with our valuation policies effective September 30, 2020.
For further information regarding the impact of the COVID-19 pandemic on the Company, see Part II, Item 1A titled “Risk Factors.”

Operating Highlights and Key Performance Indicators
2020 Activity
•Disposed of two anchored shopping centers and one retail property for a gross sales price of $14.2 million.
•Increased total debt by $122.0 million to $473.0 million, with cash proceeds utilized primarily for investment and redemptions.
•Invested $50.0 million into partnership interests in CIM UII Onshore.
Portfolio Information
As of September 30, 2020, we owned 125 properties located in 34 states, comprising 5.3 million rentable square feet, which includes the rentable square feet of buildings on land subject to ground leases. As of September 30, 2020, no single tenant accounted for greater than 10% of our 2020 annualized rental income. As of September 30, 2020, we had certain geographic concentrations in our property holdings. In particular, as of September 30, 2020, 17 of our properties were located in Ohio and six of our properties were located in Arizona, accounting for 13% and 11%, respectively, of our 2020 annualized rental income. In addition, we had tenants in the manufacturing industry, which accounted for 17% of our 2020 annualized rental income. Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate assets. The following table shows the property statistics of our real estate assets as of September 30, 2020 and 2019:

	As of September 30,
	2020	2019
Number of commercial properties	125	132
Rentable square feet (in thousands) (1)	5,318	5,465
Percentage of rentable square feet leased	95.8%	98.6%
Percentage of investment-grade tenants (2)	29.9%	32.1%
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
The following table summarizes our real estate acquisition activity during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Commercial properties acquired	—	1	—	4
Purchase price of acquired properties (in thousands)	$—	$47,151	$—	$78,633
Rentable square feet of acquired properties (in thousands) (1)	—	137	—	305
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
Comparison of the Three Months Ended September 30, 2020 and 2019
The following table reconciles net income, calculated in accordance with GAAP, to net operating income (dollar amounts in thousands):

	For the Three Months Ended September 30,
	2020	2019	Change
Net income	$1,729	$7,678	$(5,949)
Interest expense and other, net	4,511	3,444	1,067
Gain on investment in CIM UII Onshore	(70)	—	(70)
Operating income	6,170	11,122	(4,952)

Gain on disposition of real estate, net	(397)	(5,657)	5,260
Impairment	107	142	(35)
Depreciation and amortization	6,832	7,230	(398)
Transaction-related expenses	201	220	(19)
Advisory fees and expenses	1,634	1,982	(348)
General and administrative expenses	1,504	1,470	34
Interest income on marketable securities	(87)	(39)	(48)
Net operating income	$15,964	$16,470	$(506)
A total of 124 properties were acquired before July 1, 2019 and represent our “same store” properties during the three months ended September 30, 2020 and 2019. “Non-same store” properties, for purposes of the table below, includes properties acquired and disposed on or after July 1, 2019. The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store
	For the Three Months Ended September 30,			For the Three Months Ended September 30,			For the Three Months Ended September 30,
	2020	2019	Change	2020	2019	Change	2020	2019	Change
Rental and other property income	$18,788	$19,311	$(523)	$17,448	$17,755	$(307)	$1,340	$1,556	$(216)

Property operating expenses	1,411	1,578	(167)	1,161	1,357	(196)	250	221	29
Real estate tax expenses	1,413	1,263	150	1,288	1,198	90	125	65	60
Total property operating expenses	2,824	2,841	(17)	2,449	2,555	(106)	375	286	89

Net operating income	$15,964	$16,470	$(506)	$14,999	$15,200	$(201)	$965	$1,270	$(305)

Interest Expense and Other, Net
The increase in interest expense and other, net of $1.1 million during the three months ended September 30, 2020, as compared to the same period in 2019, was primarily due to an increase in our average outstanding debt balance to $473.0 million for the three months ended September 30, 2020, as compared to $355.3 million for the three months ended September 30, 2019.
Gain on investment in CIM UII Onshore
The increase in gain on investment in CIM UII Onshore of $70,000 during the three months ended September 30, 2020, as compared to the same period in 2019, was due to our investment in limited partnership interests in CIM UII Onshore, for which we recognized our share of CIM UII Onshore’s gain of $70,000 during the three months ended September 30, 2020. No such investments were made during the three months ended September 30, 2019.
Gain on Disposition of Real Estate, Net
The decrease in gain on disposition of real estate, net of $5.3 million during the three months ended September 30, 2020, as compared to the same period in 2019, was primarily due to the disposition of one property during the three months ended September 30, 2020, as compared to the disposition of 16 properties during the three months ended September 30, 2019.
Impairment
The decrease in impairment of $35,000 during the three months ended September 30, 2020, as compared to the same period in 2019, was primarily due to management identifying the carrying values of two retail properties to be greater than the estimated fair values of the properties, resulting in an impairment charge of $107,000 during the three months ended September 30, 2020, as compared to an impairment charge of $142,000 relating to one retail property during the three months ended September 30, 2019.
Depreciation and Amortization
The decrease in depreciation and amortization of $398,000 during the three months ended September 30, 2020, as compared to the same period in 2019, was primarily due to the disposition of seven properties subsequent to September 30, 2019, partially offset by recognizing a full period of depreciation and amortization on one property acquisition during the three months ended September 30, 2019.
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
Transaction-related expenses remained generally consistent during the three months ended September 30, 2020, as compared to the same period in 2019.
Advisory Fees and Expenses
The advisory fees and expenses that we pay to our advisor are based upon our NAV.
The decrease in advisory fees and expenses of $348,000 during the three months ended September 30, 2020, as compared to the same period in 2019, was primarily due to a decrease in the average total NAV for all share classes, which decreased $91.7 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.
General and Administrative Expenses
The primary general and administrative expense items are platform fees, professional service fees, and Board costs.
General and administration expenses remained generally consistent during the three months ended September 30, 2020, as compared to the same period in 2019.

Net Operating Income
Same store net operating income decreased $201,000 during the three months ended September 30, 2020, as compared to the same period in 2019. The decrease was primarily due to a reduction in rental and other property income for amounts deemed not probable of collection due to three same store tenants declaring bankruptcy, as well as a decrease in occupancy from 98.6% on September 30, 2019 to 95.8% on September 30, 2020, offset by a lease termination fee received from one tenant.
Non-same store property net operating income decreased $305,000 during the three months ended September 30, 2020, as compared to the same period in 2019. The decrease is primarily due to the disposition of seven rental income-producing properties subsequent to September 30, 2019.
Comparison of the Nine Months Ended September 30, 2020 and 2019
The following table reconciles net income, calculated in accordance with GAAP, to net operating income (dollar amounts in thousands):

	For the Nine Months Ended September 30,
	2020	2019	Change
Net (loss) income	$(13,073)	$14,767	$(27,840)
Interest expense and other, net	12,623	10,803	1,820
Loss on investment in CIM UII Onshore	3,232	—	3,232
Operating income	2,782	25,570	(22,788)

Gain on disposition of real estate, net	(411)	(9,232)	8,821
Impairment	13,851	142	13,709
Depreciation and amortization	20,820	22,065	(1,245)
Transaction-related expenses	544	933	(389)
Advisory fees and expenses	5,018	5,862	(844)
General and administrative expenses	4,158	5,199	(1,041)
Interest income on marketable securities	(265)	(115)	(150)
Net operating income	$46,497	$50,424	$(3,927)
A total of 121 properties were acquired before January 1, 2019 and represent our “same store” properties during the nine months ended September 30, 2020 and 2019. “Non-same store” properties, for purposes of the table below, includes properties acquired and disposed on or after January 1, 2019. The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store (1)
	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,			For the Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change	2020	2019	Change
Rental and other property income	$54,524	$58,064	$(3,540)	$48,343	$51,037	$(2,694)	$6,181	$7,027	$(846)

Property operating expenses	3,838	3,797	41	2,709	3,251	(542)	1,129	546	583
Real estate tax expenses	4,189	3,843	346	3,735	3,572	163	454	271	183
Total property operating expenses	8,027	7,640	387	6,444	6,823	(379)	1,583	817	766

Net operating income	$46,497	$50,424	$(3,927)	$41,899	$44,214	$(2,315)	$4,598	$6,210	$(1,612)
Interest Expense and Other, Net
The increase in interest expense and other, net of $1.8 million during the nine months ended September 30, 2020, as compared to the same period in 2019, was primarily due to an increase in our average outstanding debt balance to $441.5 million for the nine months ended September 30, 2020, as compared to $354.9 million for the nine months ended September 30, 2019, offset by a decrease in the weighted average interest rate from 3.97% as of September 30, 2019 to 3.52% as of September 30, 2020.

Loss on Investment in CIM UII Onshore
The increase in loss on investment in CIM UII Onshore of $3.2 million during the nine months ended September 30, 2020, as compared to the same period in 2019, was due to our investment in limited partnership interests in CIM UII Onshore, for which we recognized our share of CIM UII Onshore’s loss of $3.2 million during the nine months ended September 30, 2020. No such investments were made during the nine months ended September 30, 2019.
Gain on Disposition of Real Estate, Net
The decrease in gain on disposition of real estate, net of $8.8 million during the nine months ended September 30, 2020, as compared to the same period in 2019, was primarily due to the disposition of three properties during the nine months ended September 30, 2020, as compared to the disposition of 24 properties during the nine months ended September 30, 2019.
Impairment
The increase in impairment of $13.7 million during the nine months ended September 30, 2020, as compared to the same period in 2019, was primarily due to management identifying the carrying value of one anchored shopping center and one retail property to be greater than the estimated fair value of the properties, as well as bankruptcies at one anchored shopping center and three retail properties resulting in an impairment charge of $13.9 million during the nine months ended September 30, 2020, as compared to an impairment charge of $142,000 relating to one retail property during the nine months ended September 30, 2019.
Depreciation and Amortization
The decrease in depreciation and amortization of $1.2 million during the nine months ended September 30, 2020, as compared to the same period in 2019, was primarily due to the disposition of seven properties subsequent to September 30, 2019, partially offset by recognizing a full period of depreciation and amortization on four properties acquired during the nine months ended September 30, 2019.
Transaction-Related Expenses
The decrease in transaction-related expenses of $389,000 during the nine months ended September 30, 2020, as compared to the same period in 2019, was primarily due to a decrease in advisor reimbursement expenses related to lower acquisition and disposition activity during the nine months ended September 30, 2020.
Advisory Fees and Expenses
The advisory fees and expenses that we pay to our advisor are based upon our NAV.
The decrease in advisory fees and expenses of $844,000 during the nine months ended September 30, 2020, as compared to the same period in 2019, was primarily due to a decrease in the average total NAV for all share classes, which decreased $61.3 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.
General and Administrative Expenses
The primary general and administrative expense items are platform fees, professional service fees, certain expense reimbursements to our advisor, and Board costs.
The decrease in general and administrative expenses of $1.0 million during the nine months ended September 30, 2020, as compared to the same period in 2019, was primarily due to a decrease in advisor reimbursements, offset by an increase in valuation servicing fees as a result of the temporary change to monthly valuations of our properties beginning April 2020 due to uncertainty surrounding the COVID-19 pandemic.
Net Operating Income
Same store net operating income decreased $2.3 million during the nine months ended September 30, 2020, as compared to the same period in 2019. The decrease was primarily due to a reduction in rental and other property income for amounts deemed not probable of collection due to three same store tenants declaring bankruptcy.
Non-same store property net operating income decreased $1.6 million during the nine months ended September 30, 2020, as compared to the same period in 2019. The decrease is primarily due to the disposition of seven rental income-producing properties subsequent to September 30, 2019, offset by recognizing a full period of net operating income for the four properties acquired during the nine months ended September 30, 2019.

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
After April 1, 2020, our Board has authorized the following monthly distribution amounts per share for the periods indicated below:

Record Date	Distribution Amount (1)
April 30, 2020	$0.0400
May 31, 2020	$0.0400
June 30, 2020	$0.0777
July 30, 2020	$0.0777
August 28, 2020	$0.0777
September 29, 2020	$0.0777
October 29, 2020	$0.0777
November 27, 2020	$0.0777
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
As of September 30, 2020, we had distributions payable of $2.4 million, which is included in distributions and redemptions payable on the accompanying condensed consolidated balance sheets.

The following table presents distributions and the source of distributions for the periods indicated below (dollar amounts in thousands):

	Nine Months Ended September 30,
	2020		2019
	Amount	Percent	Amount		Percent
Distributions paid in cash	$10,760	52%	$12,608		51%
Distributions reinvested	9,890	48%	12,102		49%
Total distributions	$20,650	100%	$24,710		100%

Source of distributions:
Net cash provided by operating activities (1)	$20,650	100%	$24,710	(2)	100%
Total sources	$20,650	100%	$24,710		100%
______________________
(1)Net cash provided by operating activities for the nine months ended September 30, 2020 and 2019 was $23.6 million and $24.1 million, respectively.
(2)Our distributions for the nine months ended September 30, 2019 were fully covered by cash flows from operating activities, including cash flows from prior periods of $576,000.
Share Redemptions
Effective April 1, 2020, we have adopted the Amended Share Redemption Program to provide limited liquidity whereby, on a monthly basis, stockholders may request that we redeem all or any portion of their shares. Our Amended Share Redemption Program provides that, no later than on the second to last business day of a given month, stockholders may request that we redeem all or any portion of their shares, subject to a minimum redemption amount and certain short-term trading fees. The redemption price per share for each class will be our NAV per share for such class for that month, calculated by the independent fund accountant in accordance with our valuation policies. Prior to April 1, 2020, our share redemption plan provided limited liquidity whereby, on a daily basis, stockholders could request that we redeem all or any portion of their shares.
Our Amended Share Redemption Program includes certain redemption limits, including a quarterly limit and, in some cases, an individual stockholder limit. We received redemption requests of approximately 7.3 million shares for $121.9 million in excess of our redemption limit during the nine months ended September 30, 2020. During the nine months ended September 30, 2020, we received valid redemption requests under our Amended Share Redemption Program totaling approximately 12.2 million shares, of which we redeemed approximately 4.8 million shares as of September 30, 2020 for $83.2 million at an average redemption price of $17.39 per share and 139,000 shares subsequent to September 30, 2020 for $2.3 million at an average redemption price of $16.74. The remaining redemption requests relating to approximately 7.3 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program then in effect.
As of July 2020, the Board determined that monthly redemptions temporarily will be limited to shares whose aggregate value is no more than 0.8% of our aggregate NAV as of the last calendar day of the previous calendar month, and in any calendar quarter, redemptions will be limited to shares whose aggregate value is no more than 2.0% of our aggregate NAV as of the last calendar day of the previous calendar quarter. While no assurances can be made regarding the timing of a return to the Redemption Plan Limits stated in our existing share redemption plan, if at all, we are targeting the return to our limits under the Amended Share Redemption Program to occur in the second quarter of 2021.
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

Liquidity and Capital Resources
General
We are continuing to closely monitor the outbreak of COVID-19 and its impact on our business, tenants, operating partners and the economy as a whole. The COVID-19 pandemic has not had a material impact on our operations; however, we cannot estimate the ultimate magnitude and duration of the pandemic and its impact on our future operations and liquidity as of the filing date of our report. If the outbreak continues on its current trajectory, such impacts could be material.
Our Credit Facility with JPMorgan Chase Bank, N.A., as administrative agent, provides for borrowings up to $425.0 million, which is comprised of up to $212.5 million in unsecured revolving loans and $212.5 million in unsecured term loans. As of September 30, 2020, we had $90.5 million in unused capacity, subject to borrowing availability. We had no available borrowings as of September 30, 2020. As of September 30, 2020, we had cash and cash equivalents of $33.4 million and investments in marketable securities of $15.9 million.
Subject to potential credit losses in the remainder of 2020 due to tenants that default on their leases, file bankruptcy and/or otherwise experience significant financial difficulty as a result of the COVID-19 pandemic, we expect to meet our short-term liquidity requirements through available cash, cash provided by property operations, proceeds from the Offering and borrowings from the Credit Facility or other sources. During the nine months ended September 30, 2020, we borrowed $52.0 million on the Revolving Loans to increase cash liquidity. Additionally, given the impact of the COVID-19 pandemic, our Board has decided to make a determination as to the amount and timing of distributions on a monthly, instead of a quarterly, basis until such time that we have greater visibility into the impact that the COVID-19 pandemic will have on our tenants’ ability to continue to pay rent on their leases on a timely basis or at all, the degree to which federal, state or local governmental authorities grant rent relief or other relief or amnesty programs applicable to our tenants, our ability to access the capital markets, and on the United States and worldwide financial markets and economy. As of September 30, 2020, we believe we were in compliance with the financial covenants under our various fixed and variable rate debt agreements. As of September 30, 2020, the unsecured debt to unencumbered asset value ratio was 60.8%, which exceeded the 60% maximum permitted under the Second Amended Credit Agreement. Since September 30, 2020, we have taken action so that the unsecured debt to unencumbered asset value ratio was within the requirements of the Second Amended Credit Agreement. We have requested the applicable lenders to waive compliance with the affected financial covenant for the period ending September 30, 2020. While we have historically been successful in renegotiating with its lenders, there can be no assurance that we will be able to do so successfully in the future. We have not received a notice of default from the lenders. However, our continued compliance with these debt covenants depends on many factors, including current rent collections, which is impacted by the current and future economic conditions related to COVID-19.
We expect to continue to raise capital through the Offering and to utilize such funds and future proceeds from secured or unsecured financing to complete future property acquisitions, other permitted investments and for general corporate uses. The source of our operating cash flows is primarily the rental and other property income received from current and future leased properties. As of September 30, 2020, we had raised $873.3 million of gross proceeds from the Offering before organization and offering costs, upfront selling commissions, dealer manager fees and the current portion of stockholder servicing fees of $32.0 million. Refer to Item 1A - Risk Factors in our annual report on Form 10-K for the year ended December 31, 2019, for risks related to our ability to raise capital in the near term.
Our investment guidelines provide that we will seek to maintain our Target Liquidity in relatively liquid investments, such as U.S. government securities, agency securities, corporate debt, publicly traded debt and equity real estate-related securities, cash, cash equivalents and other short-term investments and, in CIM Income NAV Management’s discretion, lines of credit (collectively, the “Liquid Assets”). To the extent that CIM Income NAV Management determines that we should maintain borrowing capacity under lines of credit, the amount available under the lines of credit will be included in calculating the Liquid Assets under these guidelines. These are guidelines, and our stockholders should not expect that we will, at all times, hold liquid assets at or above the target levels or that all liquid assets will be available to satisfy redemption requests as we receive them. We anticipate that both our overall allocation to liquid assets as a percentage of our NAV and our allocation to different types of liquid assets will vary. In making these determinations, our advisor will consider our receipt of proceeds from sales of additional shares, our cash flow from operations, available borrowing capacity under lines of credit, if any, or from additional mortgages on our real estate, our receipt of proceeds from sales of assets, and the anticipated use of cash to fund redemptions, as well as the availability and pricing of different investments. The amount of the Liquid Assets is determined by our advisor, in its sole discretion, but is subject to review by our independent directors on a quarterly basis.
Given the recent levels of investor subscriptions and increased redemption requests, which we believe has been exacerbated by the challenging economic environment caused by the COVID-19 pandemic, our stated objectives of maintaining Target Liquidity and satisfying the redemption plan limits are in conflict. As such, we are temporarily redeeming less than the

Amended Share Redemption Program limits to maintain the Target Liquidity while we seek to generate additional liquidity through investor subscriptions and execution of an in-process asset disposition program. On August 30, 2020, our Board determined that, effective immediately, monthly redemptions temporarily will be limited to shares whose aggregate value is no more than 0.8% of the aggregate NAV as of the last calendar day of the previous calendar month, and in any calendar quarter, redemptions will be limited to shares whose aggregate value is no more than 2.0% of the aggregate NAV as of the last calendar day of the previous calendar quarter. While no assurances can be made regarding the timing of a return to the Redemption Pan Limits stated in our existing share redemption plan, if at all, we are targeting the return to our limits under the Amended Share Redemption Program to occur in the second quarter of 2021.
Further, in support of our efforts to achieve sustainable liquidity, our Board has further agreed to support our efforts towards achieving sustainable liquidity by agreeing to take 50% of their quarterly board of directors compensation in common stock, based on the then current NAV per share at the time of issuance, for the third quarter of 2020 through the first quarter of 2021. In addition, our Advisor has determined to take 50% of its monthly advisory fees in common stock, based on the then current NAV per share at the time of issuance, through March 31, 2021.

Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for property acquisitions or other permitted investments, operating expenses, distributions and redemptions to stockholders and interest on our outstanding debt, including principal repayments of $131.3 million due within the next 12 months. We expect to meet our short-term liquidity requirements through available cash, cash provided by property operations, proceeds from the Offering and borrowings from the Credit Facility or other sources, such as proceeds from dispositions. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds are for property acquisitions or other permitted investments and the payment of tenant improvements, operating expenses, including debt service payments on any outstanding indebtedness, and distributions and redemptions to our stockholders. We expect to meet our long-term liquidity requirements through proceeds from the Offering, secured or unsecured financings from banks and other lenders, any available capacity on the Credit Facility by the addition of properties to the borrowing base, proceeds from the sale of marketable securities, proceeds from dispositions and net cash flows provided by operations.
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
Contractual Obligations
As of September 30, 2020, we had debt outstanding with a carrying value of $473.0 million and a weighted average interest rate of 3.52%. See Note 9 — Credit Facility And Notes Payable to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a description of certain terms of the debt. Our contractual obligations as of September 30, 2020 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments – credit facility (2)	$334,500	$122,000	$212,500	$—	$—
Interest payments – credit facility (3)	19,170	11,054	8,116	—	—
Principal payments – fixed debt rate	138,459	9,274	112,235	16,950	—
Interest payments – fixed debt rate (4)	10,034	5,192	3,900	942	—
Total	$502,163	$147,520	$336,751	$17,892	$—
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
(3)As of September 30, 2020, the Term Loans outstanding totaled $212.5 million, all of which are subject to interest rate swap agreements. The weighted average all-in interest rate for the Swapped Term Loans was 4.10%. The remaining $122.0 million in Revolving Loans outstanding under the Credit Facility has a weighted average interest rate of 2.06% as of September 30, 2020.
(4)As of September 30, 2020, we had $78.2 million of variable rate mortgage notes effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.
Our charter prohibits us from incurring debt that would cause our borrowings to exceed 75% of our gross assets, valued at the aggregate cost (before depreciation and other non-cash reserves), unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report. In addition to this limitation in our charter, our Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of our Board (including a majority of the independent directors) and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. As of September 30, 2020, our ratio of debt to total gross assets net of gross intangible lease liabilities was 51.9%, and our ratio of debt to the fair market value of our gross assets net of gross intangible lease liabilities was 53.3%. Fair market value is based on the estimated market value of our real estate assets as of September 30, 2020 used to determine our estimated NAV per share.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as financing and issuance costs and related accumulated amortization, less all cash and cash equivalents. As of September 30, 2020, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 48.2%.
The following table provides a reconciliation of the credit facility and notes payable, net balance, as reported on our condensed consolidated balance sheet, to net debt as of September 30, 2020 (dollar amounts in thousands):

Balance as of September 30, 2020
Credit facility and notes payable, net	$471,457
Deferred costs, net (1)	1,502
Less: Cash and cash equivalents	(33,449)
Net debt	$439,510
Gross real estate assets, net(2) and investment in CIM UII Onshore	$911,225
Net debt leverage ratio	48.2%
______________________
(1)Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility.
(2)Net of gross intangible lease liabilities.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities decreased by $579,000 for the nine months ended September 30, 2020, as compared to the same period in 2019. The decrease was primarily due to the timing of receipts and payments for rent and tenant receivables, deferred rental income and amounts payable to affiliates during the nine months ended September 30, 2020. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities increased $37.4 million for the nine months ended September 30, 2020, as compared to the same period in 2019, primarily due to our investment in CIM UII Onshore for $50.0 million, as well as an increase in net proceeds from real estate-related activity.

Financing Activities. Net cash provided by financing activities increased $42.4 million. The change was primarily due to an increase in net proceeds from borrowing facilities of $115.0 million, partially offset by a decrease in net proceeds from the issuance of common stock of $59.6 million and an increase in redemptions of common stock of $14.8 million.
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
Off-Balance Sheet Arrangements
As of September 30, 2020 and December 31, 2019, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
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
Interest Rate Risk
As of September 30, 2020, we had an aggregate balance of $122.0 million of variable rate debt outstanding under our Credit Facility, excluding any debt subject to interest rate swap agreements, and therefore, we are exposed to interest rate changes in LIBOR. As of September 30, 2020, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $610,000 per annum.
As of September 30, 2020, we had nine interest rate swap agreements outstanding, which mature on various dates from December 2020 to September 2022 with an aggregate notional amount of $290.7 million and an aggregate net fair value liability of $10.0 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of September 30, 2020, an increase of 50 basis points in interest rates would result in a derivative liability of $7.8 million, representing a $2.2 million net change to the fair value of the net derivative liability. A decrease of 50 basis points would result in a derivative liability of $12.2 million, representing a $2.2 million net change to the fair value of the net derivative liability. See Note 8 — Derivative Instruments and Hedging Activities to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for more detailed discussion about our derivative instruments.
As the information presented above includes only those exposures that existed as of September 30, 2020, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2020 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2020, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Business
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
The extent to which the COVID-19 pandemic will impact our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the COVID-19 pandemic , the actions taken to contain the COVID-19 pandemic or mitigate its impact, and the direct and indirect economic effects of the COVID-19 pandemic and the related containment measures. Management is evaluating rent relief requests on a case-by-case basis and not all requests for rent relief may be granted. To the extent we grant additional requests for rent relief, either in the form of rent deferral or abatement, or to the extent our tenants default on their lease obligations, it may have a negative impact on our rental revenue and net income. Management will continue to monitor the impact to our business, financial condition, results of operations, cash flow, and occupancy. Accordingly, we cannot predict the significance, extent or duration of any adverse impact of the COVID-19 pandemic on our business, financial condition, results of operations or cash flows for the fiscal year ending December 31, 2020. Moreover, certain risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.
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
The following table presents distributions and source of distributions for the periods indicated below (dollar amounts in thousands):

	Nine Months Ended September 30, 2020		Year Ended December 31, 2019
	Amount	Percent	Amount		Percent
Distributions paid in cash	$10,760	52%	$16,816		51%
Distributions reinvested	9,890	48%	16,201		49%
Total distributions	$20,650	100%	$33,017		100%

Source of distributions:
Net cash provided by operating activities (1)	$20,650	100%	$33,017	(2)	100%
Total sources	$20,650	100%	$33,017		100%
______________________
(1)Net cash provided by operating activities for the nine months ended September 30, 2020 and the year ended December 31, 2019 was $23.6 million and $32.5 million, respectively.
(2)Our distributions for the year ended December 31, 2019 were fully covered by cash flows from operating activities, including cash flows from prior periods of $471,000.

An inability to restore selected dealer agreements with key broker-dealers would impact our ability to raise capital in the near term.
In the wake of the economic disruption caused by the COVID-19 pandemic, our dealer manager was advised by several of the broker-dealers participating in our Offering that they would suspend their selected dealer agreements with our dealer manager with respect to such Offering until such time as the impacts from the COVID-19 pandemic on our real estate values and liquidity, including our ability to redeem shares, are better known. These suspensions were implemented by certain broker-dealers across all non-traded REIT and interval fund programs, and we are actively working to respond to their concerns, including by announcing a plan to maintain our liquidity position and redeem our shares in accordance with the limits set forth in our share redemption program by selling assets in addition to raising capital. The suspension of selected dealer agreements by broker-dealers participating in our Offering has had a negative impact on our ability to raise capital. If our efforts are not successful and broker-dealers do not reinstate their selected dealer agreements with our dealer manager, we may not be able to raise a substantial amount of additional capital. If we are not able to raise a substantial amount of capital, we may have difficulty in identifying and purchasing additional suitable properties on attractive terms in order to meet our investment objectives and may be unable to reduce our leverage profile. Additionally, this could impact our ability to obtain financing. This could also adversely affect our ability to pay regular distributions from cash flow from operations to investors, and could impact our ability to redeem shares pursuant to our share redemption program.

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
Risks Associated with Debt Financing
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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
On December 6, 2011, the Initial Offering of up to $4.0 billion in shares of common stock was declared effective under the Securities Act. On August 26, 2013, the First Follow-on Offering was declared effective under the Securities Act; we designated the existing shares of our common stock that were sold prior to such date to be W Shares and registered two new classes of our common stock, A Shares and I Shares. On February 10, 2017, we commenced the Second Follow-on Offering. As a result of the Share Modifications, commencing November 27, 2018, we began offering and selling D Shares, T Shares, S Shares and I Shares in our offering, rather than W Shares, A Shares and I Shares. On August 7, 2020, we commenced the Third Follow-on Offering. We are offering to sell any combination of D Shares, T Shares, S Shares and I Shares with a dollar value up to the maximum offering amount of up to $4.0 billion, consisting of up to $3.5 billion in shares in the Primary Offering and up to $500.0 million in shares pursuant to the DRIP. Additionally, as of September 30, 2020, we were authorized to issue 10.0 million shares of preferred stock, but had none issued or outstanding.
As of September 30, 2020, we had issued approximately 48.5 million shares in the Offering, including shares issued pursuant to our DRIP, for gross proceeds of $873.3 million, out of which we recorded $25.5 million in upfront selling commissions, dealer manager fees and the current portion of stockholder servicing fees and $6.5 million in organization and offering costs. With the net offering proceeds of $841.3 million and the borrowings from our credit facility, we have acquired $1.1 billion in real estate assets, inclusive of capitalized acquisition costs, and incurred $12.5 million of acquisition-related expenses, as well as invested $49.7 million of capital in CIM UII Onshore.
As of November 5, 2020, we have sold the following common shares and raised the following proceeds in connection with the Offering (dollar amounts in thousands):

	D Shares	T Shares	S Shares	I Shares	Total
Primary Offering
Shares	26,175,740	17,239,259	6,976	1,611,242	45,033,217
Proceeds	$464,234	$318,654	$122	$29,123	$812,132
Distribution Reinvestment Plan
Shares	2,148,277	1,354,297	389	130,507	3,633,470
Proceeds	$38,425	$23,796	$7	$2,361	$64,588
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
Effective April 1, 2020, to the extent the Company redeems shares in any particular month, the Company will only redeem shares as of the opening of the last calendar day of that month (the “Redemption Date”). The redemption price per share for each class is equal to the NAV per share for such class on the Redemption Date. The Company may redeem fewer shares than have been requested in any particular month to be redeemed, or none at all, in its discretion at any time. The Company is also limited, in any calendar month, to shares whose aggregate value (based on the redemption price per share on the Redemption Date) is no more than 2% of the Company’s aggregate NAV as of the last calendar day of the previous calendar month and, in any calendar quarter, to shares whose aggregate value is no more than 5% of the Company’s aggregate NAV as of the last calendar day of the previous calendar quarter. In the event that the Company determines to redeem some but not all of the shares submitted for redemption during any month, shares submitted for redemption during such month will be redeemed on a pro rata basis. Stockholders who redeem their shares of the Company’s common stock within the first year of the date of purchase will be subject to a short-term trading fee of 5% of the aggregate NAV of the applicable class of shares of common stock redeemed. The Company may choose to redeem fewer shares in any particular month than have been requested to be redeemed, or none at all. As of July 2020, the Board determined that monthly redemptions temporarily will be limited to shares whose aggregate value is no more than 0.8% of our aggregate NAV as of the last calendar day of the previous calendar month, and in any calendar quarter, redemptions will be limited to shares whose aggregate value is no more than 2.0% of our aggregate NAV as of the last calendar day of the previous calendar quarter. While no assurances can be made regarding the timing of a return to the redemption plan limits stated in our existing share redemption plan, if at all, we are targeting the return to our redemption plan limits to occur in the second quarter of 2021.
We received redemption requests of approximately 4.5 million shares for $75.7 million in excess of our redemption limit during the three months ended September 30, 2020. Management, in its discretion, limited the amount of shares redeemed for the three months ended September 30, 2020, to an amount representing the remaining redemption capacity of the temporarily reduced quarterly redemption limit of 2% of our total NAV as of June 30, 2020.
During the three months ended September 30, 2020, we redeemed shares as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 — July 31, 2020
D Shares	147,297	$16.98	147,297	(1)
T Shares	93,589	$16.55	93,589	(1)
S Shares	—	$—	—	(1)
I Shares	—	$—	—	(1)
August 1, 2020 — August 31, 2020
D Shares	161,660	$16.89	161,660	(1)
T Shares	80,219	$16.48	80,219	(1)
S Shares	—	$—	—	(1)
I Shares	2,007	$17.17	2,007	(1)
September 1, 2020 — September 30, 2020
D Shares	89,049	$16.87	89,049	(1)
T Shares	49,343	$16.47	49,343	(1)
S Shares	—	$—	—	(1)
I Shares	1,037	$17.16	1,037	(1)
Total	624,201		624,201
____________________________________
(1)A description of the maximum number of shares that may be purchased under our share redemption program and the amount of shares approved under our share redemption program is included in the narrative preceding this table. We announced the share redemption program in our initial registration statement and the amendments thereto in the multi-class registration statement.
Unregistered Sales of Equity Securities
None.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
None.

Item 6.Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.1
Second Amended and Restated Distribution Reinvestment Plan, effective November 27, 2018 (Incorporated by reference to Appendix D to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-236339), filed August 10, 2020).

4.2
Second Amended and Restated Multiple Class Plan of CIM Income NAV, Inc., effective February 28, 2020 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-55187), filed February 28, 2020).

4.3	Form of Initial Subscription Agreement (Incorporated by reference to Appendix A to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-236339), filed August 10, 2020).
4.4	Form of Additional Subscription Agreement (Incorporated by reference to Appendix B to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-236339), filed August 10, 2020).
31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
Date: November 13, 2020