Form 10-K
period 2020-12-31
CIM INCOME NAV, INC.
filed 2021-03-31
CIK 1498542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There is no established market for the registrant’s shares of common stock. There were approximately 30.7 million shares of common stock held by non-affiliates as of June 30, 2020, for an aggregate market value of $514.8 million, based upon an average net asset value per share of $16.79 as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter.
As of March 22, 2021, there were approximately 15.2 million shares of Class D common stock, approximately 13.7 million shares of Class T common stock, approximately 7,500 shares of Class S common stock, and approximately 1.1 million shares of Class I common stock, par value $0.01 each, of CIM Income NAV, Inc. outstanding.
Documents Incorporated by Reference:
The Registrant incorporates by reference portions of the CIM Income NAV, Inc. definitive proxy statement to be filed with the SEC with respect to the Registrant’s 2021 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K of CIM Income NAV, Inc. includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. In addition, these risks and uncertainties include those associated with (i) the scope, severity and duration of the current pandemic of the current novel coronavirus (“COVID-19”) pandemic and actions taken to contain the pandemic or mitigate its impact, (ii) the potential adverse effect of the COVID-19 pandemic on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets, among others, and (iii) general economic, market and other conditions. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Annual Report on Form 10-K is filed with the U.S. Securities and Exchange Commission (the “SEC”). Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.
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
•We have substantial indebtedness, which may affect our ability to pay distributions and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.
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
•We may fail to remain qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.
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

PART I
ITEM 1.    BUSINESS
General Description of the Business and Operations
CIM Income NAV, Inc., (the “Company,” “we,” “our” or “us”) is a monthly priced perpetual life non-exchange traded REIT formed as a Maryland corporation on July 27, 2010. We elected to be taxed, and currently qualify, as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2012. We primarily acquire and operate a diversified portfolio of necessity retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States. As of December 31, 2020, we owned 123 commercial properties, including two properties through a consolidated joint venture agreement (the “Consolidated Joint Venture”), comprising 5.3 million rentable square feet of commercial space located in 34 states, and which were 98.1% leased, including month-to-month agreements, if any.
Substantially all of our business is conducted through our operating partnership, CIM Income NAV Operating Partnership, LP, a Delaware limited partnership (“CIM Income NAV OP”) of which we are the sole general partner and own, directly or indirectly, 100% of the partnership interests.
We are externally managed by CIM Income NAV Management, LLC, a Delaware limited liability company (“CIM Income NAV Management”), which is an affiliate of CIM Group, LLC (“CIM”). CIM is a community-focused real estate and infrastructure owner, operator, lender and developer. Headquartered in Los Angeles, California, CIM has offices across the United States and in Tokyo, Japan.
We have no paid employees and rely upon our advisor and its affiliates to provide substantially all of our day-to-day management. Pursuant to an advisory agreement with us, CIM Income NAV Management is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf. In addition, pursuant to the advisory agreement, CIM Income NAV Management has fiduciary obligations to us and our stockholders. Our advisory agreement with CIM Income NAV Management is for a one-year term and is considered for renewal on an annual basis by our board of directors (our “Board”). The current term of the advisory agreement expires on November 30, 2021.
CCO Group, LLC owns and controls CIM Income NAV Management, our advisor, and is the indirect owner of CCO Capital, LLC (“CCO Capital”), our dealer manager, and CREI Advisors, LLC (“CREI Advisors”), our property manager. CCO Group, LLC and its subsidiaries (collectively, “CCO Group”) serve as our sponsor and as a sponsor to CIM Real Estate Finance Trust, Inc. (“CMFT”).
On December 6, 2011, we commenced our initial public offering (the “Initial Offering”) on a “best efforts” basis of up to $4.0 billion in shares of our common stock, consisting of $3.5 billion in shares in the primary offering (the “Primary Offering”) and $500.0 million in shares pursuant to a distribution reinvestment plan (the “DRIP”). On August 26, 2013, we commenced our first follow-on offering (the “First Follow-on Offering”), pursuant to which we offered up to $4.0 billion in shares of common stock, consisting of $3.5 billion in shares in the Primary Offering and $500.0 million in shares pursuant to the DRIP. As part of the First Follow-on Offering, we designated the existing shares of our common stock that were sold prior to such date to be Wrap Class shares (“W Shares”) of common stock and registered two new classes of our common stock, Advisor Class shares (“A Shares”) and Institutional Class shares (“I Shares”). On February 10, 2017, we commenced our second follow-on offering (the “Second Follow-on Offering”), pursuant to which we offered up to $4.0 billion in shares of common stock, consisting of $3.5 billion in shares in our Primary Offering and $500.0 million in shares pursuant to the DRIP. On August 7, 2020, we commenced our third follow-on offering, pursuant to which we are offering up to $4.0 billion in shares of common stock (the “Third Follow-on Offering” and collectively with the Initial Offering, the First Follow-on Offering and the Second Follow-on offering, the “Offering”), consisting of $3.5 billion in shares in the Primary Offering and $500.0 million in shares pursuant to the DRIP.
On November 27, 2018, we amended our charter to, among other things, change the name and designation of our W Shares to Class D Common Stock (the “D Shares”), our A Shares to Class T Common Stock (the “T Shares”), respectively, and reclassified a portion of our common stock as Class S Common Stock (the “S Shares”), to be offered alongside our D Shares, T Shares and I Shares in our continuous public offering (the “Share Modifications”). We are offering to sell any combination of D Shares, T Shares, S Shares and I Shares with a dollar value up to the maximum offering amount. Effective April 1, 2020, we modified our Offering and certain other features of our Company from a daily to a monthly NAV REIT. As part of the change from a daily to a monthly NAV REIT, our Board approved, among other things: (1) a change in the frequency of our NAV calculations from daily to monthly and certain other related changes to our valuation policies; and (2) adopted an amended share redemption program that provides for redemptions on a monthly basis.

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
Investment Strategy and Objectives
Our investment strategy is to primarily acquire a diversified portfolio of necessity commercial properties in the retail, office and industrial sectors that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States and U.S. protectorates, and U.S. government securities, agency securities, corporate debt and other investments for which there is reasonable liquidity. We expect to complement our portfolio of net-lease properties by investing in substantially leased core metropolitan commercial and multi-family properties with growth potential that we believe will help us meet our investment objectives, either directly or through other funds with a proven track record of performance in these investment types, including funds managed by affiliates of our advisor. See “Investment Objectives, Strategy and Policies” for more details regarding our investment strategy. We believe that our organization as a perpetual-life REIT will allow us to acquire and manage our investment portfolio in a more active and flexible manner, as we will not be limited by a pre-determined operational period and the need to provide a “liquidity event” at the end of that period. Our primary investment objectives are:
•to acquire commercial properties, leased under long-term net leases to creditworthy tenants, which provide current operating cash flow;
•to maintain a level of liquid assets as a source of funds to meet redemption requests;
•to provide reasonably stable, current income for stockholders through the payment of distributions; and
•to provide the opportunity to participate in capital appreciation in the value of our investments.
Acquisition and Investment Policies
Our Board, including our independent directors, has adopted investment policies. Our directors will formally review at a duly called meeting our investment policies on an annual basis and our portfolio on a quarterly basis or, in each case, more often as they deem appropriate. Changes to our investment policies must be approved by our Board, including a majority of our independent directors. Our Board may revise our investment policies without the concurrence of our stockholders. However, our Board will not amend our charter, including any investment policies that are provided in our charter, without the concurrence of a majority of our outstanding shares, except for amendments that do not adversely affect the rights, preferences and privileges of our stockholders and are permitted under Maryland law to be made without stockholder approval. Our investment policies delegate to our advisor broad authority to execute real estate property acquisitions and dispositions. Our Board will at all times have ultimate oversight over our investments and may change from time to time the scope of authority delegated to our advisor with respect to acquisition and disposition transactions.
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
Necessity office and industrial properties are essential to the business operations of a corporate tenant, typically due to one or more of the following factors:
•difficulty of replacement or prohibitive cost to relocate;
•sole or major location for its distribution or office operations;

•proximity to its distribution, manufacturing, research facilities or customer base;
•lower labor, transportation and/or operating costs;
•more stable labor force;
•optimal access to transportation networks that enable efficient distribution; and/or
•significant amount of tenant-funded capital improvements, such as customized computer systems and information technology infrastructure, racking and sorting systems, and cooling or refrigeration systems.
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
We may purchase properties and lease them back to the sellers of such properties. While we intend to use our best efforts to structure any such sale-leaseback transaction (as well as other leases) so that the lease will be characterized as a “true lease” and so that we are treated as the owner of the property for federal income tax purposes, the Internal Revenue Service (“IRS”) could challenge this characterization. In the event that any sale-leaseback transaction (or other leases) is re-characterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed and in certain circumstances we could lose our REIT status. See Part I, Item 1A. — Risk Factors — U.S. Federal Income and Other Tax Risks of this Annual Report on Form 10-K.
Ownership Structure. Our investment in real estate generally takes the form of holding fee title or a long-term leasehold estate. We have acquired, and expect to continue to acquire, such interests either directly through our operating partnership or indirectly through limited liability companies, limited partnerships or other entities owned and/or controlled by our operating partnership. We may acquire properties by acquiring the entity that holds the desired properties. We also may acquire properties through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with third parties, including the developers of the properties or affiliates of our advisor. See the section captioned “Operating Partnership Agreement” in this Annual Report on Form 10-K and the “— Joint Ventures” section below.
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
Our advisor procures and reviews an independent valuation estimate on each and every proposed property acquisition. In addition, our advisor, to the extent such information is available, considers the following:
•tenant rolls and tenant creditworthiness;
•a property condition report;
•unit level store performance;
•property location, visibility and access;
•age of the property, physical condition and curb appeal;
•neighboring property uses;
•local market conditions, including vacancy rates;

•area demographics, including trade area population and average household income; and
•neighborhood growth patterns and economic condition.
Our advisor also reviews the terms of each existing lease by considering various factors, including:
•rent escalations;
•remaining lease term;
•renewal option terms;
•tenant purchase options;
•termination options;
•scope of the landlord’s maintenance, repair and replacement requirements;
•projected net cash flow yield; and
•projected internal rates of return.
Conditions to Closing Our Acquisitions. Generally, we condition our obligation to close the purchase of any asset on the delivery and verification of certain documents from the seller or developer, including, where appropriate:
•plans and specifications;
•surveys;
•evidence of marketable title, subject to such liens and encumbrances as are acceptable to our advisor;
•financial statements covering recent operations of properties having operating histories;
•title and liability insurance policies; and
•tenant estoppel certificates.
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
In the purchasing, leasing and developing of properties, we are subject to risks generally incident to the ownership of real estate. See Part I, Item 1A. — Risk Factors — General Risks Related to Real Estate Assets in this Annual Report on Form 10-K.
Disposition Policies. Net lease properties with less than ten years remaining lease term will be considered for disposition depending on numerous factors, including the overall performance of our assets, and the specific attributes of the property, including tenant credit, rent increases, renewals, geographic location, as well as general market conditions and other investment opportunities, and other factors that we determine to be relevant. Holding periods for other real estate-related assets may vary. Regardless of intended holding periods, circumstances might arise that could cause us to determine to sell an asset before the end of the expected holding period if we believe the sale of the asset would be in the best interests of our stockholders. The determination of whether a particular asset should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing and projected economic conditions, current tenant rolls and tenant creditworthiness, whether, depending on the asset’s tax attributes, we could apply the proceeds from the sale of the asset to make other acquisitions, whether disposition of the asset would increase cash flow, and whether the sale of the asset would be a prohibited transaction under the Internal Revenue Code of 1986, as amended (the “Code”) or otherwise impact our status as a REIT. The selling price of a property that is net leased will be determined in large part by the amount of rent payable under the lease and the remaining lease term(s). If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. During the year ended December 31, 2020, we disposed of three retail properties and two anchored shopping centers, for an aggregate gross sales price of $16.8 million and a net gain of $627,000. During the year ended December 31, 2019, we disposed of 25 retail properties and three industrial properties, for an aggregate gross sales price of $91.1 million and a net gain of $10.2 million. During the year ended December 31, 2018, the Company disposed of two anchored shopping centers and four retail properties, for an aggregate gross sales price of $49.1 million and a net gain of $1.0 million.
Other Real Estate-Related Investments
Although it is our expectation that our portfolio will consist primarily of commercial real estate leased under long-term net leases to creditworthy tenants, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a high quality asset because it does not precisely fit our presently expected portfolio composition. Thus, to the extent that our advisor presents us with high quality investment opportunities that allow us to meet the REIT requirements under Code, and that result in an overall real estate portfolio that is consistent with our investment objectives, our portfolio composition may vary from time to time. Such investments may include one or more of the following asset types or other real estate related assets that meet this criteria and our investment objectives:

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
Both CIM UII Onshore and CIM Urban Income were formed by CIM, and CIM controls the general partner of both CIM UII Onshore and CIM Urban Income. As such, our subscription for $50 million of limited partnership interests in CIM UII Onshore was approved by all of our independent directors as fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. The entire $50.0 million of capital was called and funded on March 31, 2020. We expect to evaluate additional investments in CIM UII Onshore from time to time as additional capital becomes available, subject in each case to the prior review and approval of our Board, including a majority of our independent directors.
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
Development and Construction Properties. We may acquire properties on which improvements are to be constructed or completed or which require substantial renovation or refurbishment. We expect that joint ventures would be the exclusive vehicle through which we would acquire build-to-suit properties. Any such joint ventures will make up no more than 20% of our total assets and our general policy is to structure them as follows:
•we may enter into a joint venture with third parties who have an executed lease with the developer who has an executed lease in place with the future tenant whereby we will provide a portion of the equity or debt financing;

•we would accrue a preferred return during construction on any equity investment;
•the properties will be developed by third parties; and
•consistent with our general policy regarding joint ventures, we would have a right of first refusal to purchase the co-investor’s interest.
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
In evaluating prospective loan investments, our advisor will consider factors such as the following:
•current and projected cash flows of the property;
•expected levels of rental and occupancy rates;
•potential for rent increases;

•the property’s income-producing capacity;
•the property’s potential for capital appreciation;
•the ratio of the investment amount to the underlying property’s value;
•the degree of liquidity of the investment;
•the quality, experience and creditworthiness of the borrower;
•general economic conditions in the area where the property is located;
•in the case of mezzanine loans, the ability to acquire the underlying real property; and
•other factors that our advisor believes are relevant.
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
At the same time, our advisor believes in utilizing leverage in a moderate fashion. Under our charter, we may not make or invest in mortgage loans, including construction loans, on any one property if the aggregate amount of all mortgage loans on such property would exceed an amount equal to 85% of the appraised value of such property unless substantial justification exists for exceeding such limit because of the presence of other underwriting criteria. Additionally, our charter limits our aggregate borrowings to 75% of the greater of cost (or 300% of net assets) (before deducting depreciation, reserves for bad debts, or other non-cash reserves) or market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Consistent with our advisor’s approach toward the moderate use of leverage, our Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation, reserves for bad debts, or other non-cash reserves) or market value of our gross assets unless excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. Our advisor will generally target a leverage of 50% of the greater of cost (before deducting depreciation, reserves for bad debts, or other non-cash reserves) or fair market value of our gross assets. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2020 used to determine our estimated per share NAV. As of December 31, 2020, our ratio of debt to total gross assets net of gross intangible lease liabilities was 49.6% (48.6% including adjustments to debt for cash and cash equivalents), and our ratio of debt to the fair market value of our gross assets was 50.9%.
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
Acquisition of Properties from Affiliates of CIM Income NAV Management
We may acquire properties or interests in properties from, or in co-ownership arrangements with, entities affiliated with CIM Income NAV Management, including properties acquired from affiliates of CIM Income NAV Management engaged in construction and development of commercial real properties. We will not acquire any property from an affiliate of CIM Income NAV Management unless a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction determine that the transaction is fair and reasonable to us. The purchase price that we will pay for any property we acquire from affiliates of CIM Income NAV Management, including property developed by an affiliate of CIM Income NAV Management as well as property held by such an affiliate that has already been developed, will not exceed the current appraised value of the property. In addition, the price of the property we acquire from an affiliate of CIM Income NAV Management may not exceed the cost of the property to the affiliate, unless a majority of our directors (including a majority of our independent directors) determine that substantial justification for the excess exists and the excess is reasonable. During the year ended December 31, 2020, we did not purchase any properties from affiliates of our advisor.
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
Interests in Other Real Estate Programs and Other Concurrent Offerings
Richard S. Ressler, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates including CIM Income NAV Management, is the chairman of the board, chief executive officer and president of CMFT. One of our directors, Avraham Shemesh, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates including CIM Income NAV Management, serves as a director of CMFT. One of our directors, Elaine Y. Wong, who is also a principal of CIM, serves as a director of CMFT. One of our independent directors, W. Brian Kretzmer, also serves as an independent director of CMFT. Our chief financial officer and treasurer, Nathan D. DeBacker, who is also an officer of other real estate programs sponsored by CCO Group, is a vice president of CIM Income NAV Management and is an officer of certain of its affiliates. In addition, affiliates of CIM Income NAV Management act as advisors to CMFT, which is a public, non-listed REIT sponsored by our sponsor, CCO Group CMFT’s acquisition strategy includes the acquisition and management of commercial properties in the retail sector, subject to long-term net leases to creditworthy tenants, permitting them to purchase certain properties that may also be suitable for our portfolio.
CMFT’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on January 26, 2012. CMFT is no longer offering shares for investment to the public as of the date of this Annual Report on Form 10-K.
Former programs sponsored by CCO Group and managed by affiliates of our advisor were: Cole Office & Industrial REIT (CCIT II), Inc., which merged with Griffin Capital Essential Asset REIT, Inc., an unaffiliated public non-exchange traded REIT, on March 1, 2021; Cole Credit Property Trust V, Inc. and Cole Office & Industrial REIT (CCIT III), Inc., which merged with CMFT on December 21, 2020.
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
•the effect of the acquisition both on diversification of each entity’s investments by type of property, geographic area and tenant concentration;
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
Richard S. Ressler, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates including CIM Income NAV Management, is the chairman of the board, chief executive officer and president of CMFT. One of our directors, Avraham Shemesh, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates including CIM Income NAV Management, serves as a director of CMFT. One of our directors, Elaine Y. Wong, who is also a principal of CIM, serves as a director of CMFT. In addition, our chief financial officer and treasurer, Nathan D. DeBacker, who is also an officer of other real estate programs sponsored by CCO Group, is a vice president of CIM Income NAV Management and is an officer of certain of its affiliates. As a result, Messrs. Ressler, Shemesh and DeBacker may owe duties to these other entities and their stockholders or equity owners, as applicable, which may from time to time conflict with the duties that they owe to us and our stockholders.
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
Receipt of Fees and Other Compensation by CIM Income NAV Management and Its Affiliates
Our advisor receives substantial fees from us. These compensation arrangements could influence our advisor’s advice to us, as well as the judgment of the personnel of our advisor who serve as our officers or directors. Among other matters, the compensation arrangements could affect the judgment of our advisor’s personnel with respect to:

•the continuation, renewal or enforcement of our agreements with our advisor and its affiliates, including the advisory agreement and the dealer manager agreement, and the amounts we pay under such agreements;
•the advisory fee and performance fee that we pay to our advisor, which are based upon our NAV, given that our advisor will be involved in estimating certain accrued fees and expenses that are part of our NAV;
•our advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance that would entitle our advisor to incentive compensation; and
•the decision to buy or sell an asset based on whether it will increase or decrease our NAV as opposed to whether it is the most suitable acquisition for our portfolio.
We will pay advisory fees to our advisor regardless of the quality of the services it provides during the term of the advisory agreement. Our advisor, however, has a fiduciary duty to us. The advisory agreement may be terminated by us or our advisor on 60 days’ notice.
Human Capital Resources
We are operated by affiliates of CIM and have no direct employees. We have entered into the advisory agreement with CIM Income NAV Management, an affiliate of CIM, pursuant to which CIM Income NAV Management has agreed to provide, or arrange for other service providers to provide, management and administrative services to us and our subsidiaries.
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
Property Concentrations
As of December 31, 2020, no single tenant accounted for greater than 10% of our 2020 annualized rental income. Tenants in the manufacturing and grocery industries accounted for 17% and 10%, respectively, of our 2020 annualized rental income. Additionally, we have certain geographic concentrations in our property holdings. In particular, as of December 31, 2020, 17 of our properties were located in Ohio, five were located in Arizona and eight were located in Illinois, with the properties in each state accounting for 13%, 11% and 10%, respectively, of our 2020 annualized rental income.
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

ITEM 1A.RISK FACTORS
Risk Factor Summary
Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face and stockholders should carefully consider the following summary, together with the full risk factors contained below in this “Risk Factors” section and all the other information included in this Annual Report on Form 10-K, in evaluating the Company and our business. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected, and stockholders may lose all or part of their investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
Risks Related to Our Business
•We have not identified all of the specific properties that we may purchase with future offering proceeds. Therefore, this is a “blind pool” offering and stockholders will not be able to evaluate our additional acquisitions prior to the time of purchase.
•There is no public market for our shares of common stock, and our charter does not require us to effect a liquidity event at any point in time in the future.
•Our redemption plan will be subject to available liquidity and other potential restrictions.
•During certain periods, we have, and may in the future, pay distributions and fund redemptions, in whole or in part, from sources other than cash flow from operations, including borrowings and proceeds from the sale of our securities or asset sales, and we have no limits on the amounts we may pay from such other sources.
•Valuation methodologies used by our independent valuation expert in arriving at the estimates of value of each of our commercial real estate assets, related liabilities, and notes receivable secured by real estate (one of the components of our NAV) set forth in individual appraisal reports, each of which are prepared in accordance with valuation policies reviewed by the advisor and approved by our board of directors, involve subjective judgments and estimates. These estimated values are then reflected by our independent fund accountant in the calculation of our NAV. As a result, our NAV may not accurately reflect the actual prices at which our commercial real estate assets, related liabilities and notes receivable secured by real estate could be liquidated on any given day.
Risks Related to Conflicts of Interest
•There are conflicts of interest between us and our advisor and its affiliates, including our payment of substantial fees to our advisor and its affiliates.
•We depend on our advisor and we may not be able to find a suitable replacement if our advisor terminates the advisory agreement.
•Our future success depends to a significant degree upon certain key personnel of our advisor. If our advisor loses or is unable to attract and retain key personnel, our ability to achieve our investment objectives could be delayed or hindered, which could adversely affect our ability to pay distributions to our stockholders and the value of their investment.
Risks Related to Our Corporate Structure
•Our stockholders’ interest will be diluted if we issue additional shares.
•Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price to our stockholders.
General Risks Related to Real Estate Assets
•If we are not able to raise a substantial amount of capital in the near term, we may have difficulties acquiring properties and our ability to achieve our investment objectives could be adversely affected.
•We may suffer from delays in identifying suitable assets, which may adversely impact our results of operations and the value of our stockholders’ investments.
•Adverse economic, regulatory and geographical conditions that have an impact on the real estate market in general, including the effects of the COVID-19 pandemic, may prevent us from being profitable or from realizing growth in the value of our real estate properties, and could have a significant negative impact on us.

Risks Associated With Debt Financing
•We have incurred mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to make distributions, and decrease the value of our stockholders’ investment.
•Our continued compliance with debt covenants depends on many factors and could be impacted by current or future economic conditions associated with the COVID-19 pandemic.
U.S. Federal Income and Other Tax Risks
•If we do not remain qualified as a REIT, our NAV and cash available for distribution to our stockholders could materially decrease.
•Dividends payable by REITs generally do not qualify for reduced tax rates available for some dividends.
•Compliance with REIT requirements may cause us to forgo otherwise attractive opportunities or to liquidate otherwise attractive assets.
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
To be successful in this market, we and our advisor must, among other things:
•identify and acquire assets that further our investment objectives;
•increase awareness of the CIM Income NAV, Inc. name within the investment products market;
•expand and maintain our network of licensed broker-dealers and others who sell shares on our behalf and other agents;
•rely on our advisor and its affiliates to attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;
•respond to competition for our targeted real estate and other assets, as well as for potential stockholders;
•rely on our advisor and its affiliates to continue to build and expand our operations structure to support our business; and
•rely on our advisor, who relies on its sub-advisor, and its affiliates and our Board to be continuously aware of, and interpret, marketing trends and conditions.
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
An investment in shares of our common stock has limited liquidity and we are not required, through our charter or otherwise, to provide for a liquidity event. There is no public market for our shares of common stock and our limited redemption plan may not have sufficient liquidity at all times to redeem stockholders’ shares. As a result, our stockholders should purchase their shares as a long-term investment.
There is no current public market for shares of our common stock, we do not expect that a public market will ever develop and our charter does not require a liquidity event at a fixed time in the future. Therefore, redemption of shares by us will likely be the only way for our stockholders to dispose of their shares. While we designed our redemption plan to allow stockholders to request redemptions, on a monthly basis, of all or any portion of their shares, our ability to fulfill redemption requests is subject to a number of limitations. Most significantly, the vast majority of our assets consist, and will consist in the future, of commercial real estate properties, which cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Further, the redemption plan is subject to quarterly redemption limits and to protect our operations, our status as a REIT, and our non-redeeming stockholders, our Board may modify or suspend our redemption plan or limit stockholder redemptions. Additionally, subject to limited exceptions, shares of our common stock redeemed within 365 days of the date of purchase may be subject to a short-term trading fee of 5% of the aggregate NAV per share of such shares redeemed. As a result, our stockholders’ ability to have their shares redeemed by us may be limited, and our shares should be considered a potentially long-term investment with limited liquidity.

Our business and/or operations and the businesses of our tenants could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the recent outbreak of COVID-19.
The COVID-19 outbreak and the associated “shelter-in-place” or “stay-at-home” orders or other quarantine mandates or public health guidance issued by local, state or federal authorities has adversely affected a number of our tenants’ businesses. The extent to which the COVID-19 pandemic will impact our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the COVID-19 pandemic, the actions taken to contain the COVID-19 pandemic or mitigate its impact, and the direct and indirect economic effects of the COVID-19 pandemic and the related containment measures. Management is evaluating rent relief requests on a case-by-case basis and not all requests for rent relief may be granted. To the extent we grant additional requests for rent relief, either in the form of rent deferral or abatement, or to the extent our tenants default on their lease obligations, it may have a negative impact on our rental revenue and net income. Management will continue to monitor the impact to our business, financial condition, results of operations, cash flow, and occupancy. Accordingly, we cannot predict the significance, extent or duration of any adverse impact of the COVID-19 pandemic on our business, financial condition, results of operations or cash flows.
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
We have not established a minimum distribution payment level, and our ability to make distributions to our stockholders may be adversely affected by a number of factors, including the risk factors described herein. Our Board will make determinations regarding distributions based upon, among other factors, our financial performance, our debt service obligations, our debt covenants, and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our stockholders are:
•the limited size of our real estate portfolio;
•our inability to invest, on a timely basis and in attractive investments, the proceeds from sales of our shares;
•our inability to realize attractive risk-adjusted returns on our investments;
•unanticipated expenses or reduced revenues that reduce our cash flow or non-cash earnings;
•defaults in our portfolio or decreases in the value of our investments; and
•the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.
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
To the extent that cash flows from operations are insufficient to pay our distributions or fund redemptions, we may pay all or some of our distributions and fund all or some of our redemptions from borrowings by the REIT, proceeds from asset sales or the sale of our securities. We have no limits on the amounts we may use to pay distributions from sources other than cash flows from operations. The payment of distributions and redemptions from sources other than cash flow from operations may reduce the amount of proceeds available for acquisitions, negatively impact the value of our common stock and reduce the overall return. We expect that, from time to time, we may declare distributions and/or fund redemptions that exceed our cash flows from operations and in anticipation of future cash flows. For more information regarding the sources of distributions for the years ended December 31, 2020 and December 31, 2019, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.
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
The Offering is being made on a “best efforts” basis, which means that the dealer manager and the broker-dealers participating in the Offering are only required to use their best efforts to sell the shares and have no firm commitment or obligation to purchase any of the shares. As a result, we may not be able to raise a substantial amount of additional capital in the near term. If we are not able to accomplish this goal, we may have difficulty in identifying and making further suitable investments on attractive terms in order to meet our investment objectives. Therefore, there could be a delay between the time we receive net proceeds from the sale of shares of our common stock in the Offering and the time we invest the net proceeds. This could cause a substantial delay in the time it takes for our stockholders’ investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to our stockholders. If we fail to timely invest the net proceeds of the Offering, our ability to achieve our investment objectives, including further diversification of our portfolio by asset type and location, could be adversely affected. Failure to raise substantial capital also could hamper our ability to repay or refinance indebtedness. In addition, subject to our investment policies and applicable law, we are not limited in the number or size of our acquisitions or the percentage of net proceeds that we may dedicate to a single asset. If we use all or substantially all of the future proceeds from the Offering to acquire one or a few assets, the likelihood of our profitability being affected by the performance of any one of our assets will increase, and an investment in our shares will be subject to greater risk.
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
We may enter into co-ownership arrangements with respect to a portion of the properties we acquire. Co-ownership arrangements involve risks generally not otherwise present with an investment in real estate, such as the following:
•the risk that a co-owner may at any time have economic or business interests or goals that are or become inconsistent with our business interests or goals;
•the risk that a co-owner may be in a position to take action contrary to our instructions or requests or contrary to our policies, objectives or status as a REIT;
•the possibility that an individual co-owner might become insolvent or bankrupt, or otherwise default under the applicable mortgage loan financing documents, which may constitute an event of default under all of the applicable mortgage loan financing documents, result in a foreclosure and the loss of all or a substantial portion of the investment made by the co-owner, or allow the bankruptcy court to reject the agreements entered into by the co-owners owning interests in the property;
•the possibility that a co-owner might not have adequate liquid assets to make cash advances that may be required in order to fund operations, maintenance and other expenses related to the property, which could result in the loss of current or prospective tenants and may otherwise adversely affect the operation and maintenance of the property, and could cause a default under the applicable mortgage loan financing documents and may result in late charges, penalties and interest, and may lead to the exercise of foreclosure and other remedies by the lender;
•the risk that a co-owner could breach agreements related to the property, which may cause a default under, and possibly result in personal liability in connection with, any mortgage loan financing documents applicable to the property, violate applicable securities laws, result in a foreclosure or otherwise adversely affect the property and the co-ownership arrangement;
•the risk that we could have limited control and rights, with management decisions made entirely by a third-party; and
•the possibility that we will not have the right to sell the property at a time that otherwise could result in the property being sold for its maximum value.
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
Cybersecurity risks and cyber incidents may adversely affect our business in the event we or our advisor, dealer manager, our transfer agent or any other party that provides us with essential services experiences cyber incidents, including system failures, or has a deficiency in cybersecurity that causes a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.
We, as well as our advisor, our dealer manager, our transfer agent and other parties that provide us with services essential to our operations, are vulnerable to service interruptions or damages from any number of sources, including computer viruses, malware, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant and stockholder relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. We have implemented processes, procedures and internal controls to help mitigate cyber incidents, but these measures do not guarantee that a cyber incident will not occur or that attempted security breaches or disruptions would not be successful or damaging. A cyber incident could materially adversely impact our business, financial condition, results of operations, cash flows, or our ability to satisfy our debt service obligations or to maintain our level of distributions on common stock. There also may be liability for any stolen assets or misappropriated Company funds or confidential information. Any material adverse effect experienced by the Advisor, the Dealer Manager, our transfer agent and other parties that provide us with services essential to our operations could, in turn, have an adverse impact on us.
The SEC standard of conduct for investment professionals could impact our ability to raise additional capital.
On June 5, 2019, the SEC adopted “Regulation Best Interest,” a new standard of conduct for broker-dealers under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that includes: (i) the requirement that a broker-dealer or associated person, when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer, act in the best interests of the retail customer at the time the recommendation is made, without placing the financial or other interest of the broker-dealer or associated person ahead of the interest of the retail customer, (ii) a new disclosure document, the consumer or client relationship summary, or Form CRS, which would require both investment advisers and broker-dealers to provide disclosure highlighting details about their services and fee structures and (iii) interpretative guidance that establishes a federal fiduciary standard for investment advisers.
Regulation Best Interest is complex and therefore provided a transition period until June 30, 2020 to give firms sufficient time to come into compliance. Accordingly, no cases or administrative proceedings were brought under Regulation Best Interest before the end of the transition period, and therefore the scope of its applicability and substantive provisions is unknown. You are urged to consult with your own advisors regarding the impact that Regulation Best Interest may have on purchasing and holding interests in our Company. In addition, no cases or administrative proceedings have been brought pursuant to Regulation Best Interest. Regulation Best Interest, and any cases or administrative proceedings brought pursuant thereto, or any other legislation or regulations that may be introduced or become law in the future, could (i) have negative implications on our ability to raise capital from potential investors, including those investing through IRAs, and (ii) impact whether broker-dealers or their associated persons decide to recommend our securities to retail customers, thus impacting our ability to raise funds and our ability to achieve the investment objectives disclosed in this Annual Report on Form 10-K.
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
•the advisor’s role in estimating accruals of expenses for our independent fund accountant’s calculation of our monthly NAV, as the fees of our advisor and its affiliates are based on our NAV; however, any intentionally inaccurate estimation of our monthly net operating revenues, expenses and fees by our advisor could constitute a breach of its fiduciary duty to us and our stockholders, and may subject our advisor to significant liability; and
•the amount of fees paid to our advisor and its affiliates. While the fees must be approved on an annual basis by our independent directors, the approval process may be constrained, to some extent, because the independent directors are likely to consider, among other factors, our stockholders’ expectation that affiliates of CIM Income NAV Management will serve in management roles at our advisor and our dealer manager.
Our advisor is responsible for estimating amounts of certain liabilities that will affect the calculation of our NAV.
Our advisor is responsible for estimating the amounts of certain liabilities that are used by our independent fund accountant to determine our monthly NAV per share. These estimated amounts will include estimates of accrued fees and expenses attributable to the Offering, accrued operating fees and expenses and accrued distributions. To the extent that these liabilities are based on estimates, this could lead to conflicts of interest with our advisor because the advisor’s fee is based on a percentage of our NAV, although any intentionally inaccurate estimation of our monthly net operating revenues, expenses and fees by our advisor could constitute a breach of its fiduciary duty to us and our stockholders, and may subject our advisor to significant liability.
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
CMFT and CIM and its affiliates may have investment objectives, strategy and criteria, including targeted asset types, substantially similar to ours. As a result, we may be seeking to acquire properties and real estate-related assets, including mortgage loans, at the same time as CIM or its affiliates, or one or more of the other real estate programs sponsored by CCO Group or its affiliates. Certain of our executive officers and certain officers of our advisor also are executive officers of CIM or its affiliates and other programs sponsored by CCO Group or its affiliates, the general partners of other private investment programs sponsored by CCO Group or its affiliates and/or the advisors or fiduciaries of other real estate programs sponsored by CCO Group or its affiliates. Accordingly, there is a risk that the allocation of acquisition opportunities may result in our acquiring a property that provides lower returns to us than a property purchased by another real estate program sponsored by CCO Group or its affiliates.
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
Richard S. Ressler, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, is the chairman of the board, chief executive officer and president of CMFT and vice president of our advisor, CIM Income NAV Management. One of our directors, Avraham Shemesh, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, serves as a director of CMFT and is president and treasurer of CIM Income NAV Management. One of our directors, Elaine Y. Wong, who is also a principal of CIM, serves as a director of CMFT. One of our independent directors, W. Brian Kretzmer, also serves as an independent director of CMFT. Our chief financial officer and treasurer, Nathan D. DeBacker, who is also an officer of certain affiliates of CIM and other real estate programs sponsored by CCO Group, is a vice president of CIM Income NAV Management and is an officer of certain of its affiliates. In addition, affiliates of CIM Income NAV Management act as an advisor to CMFT, which is a public, non-listed REIT sponsored or operated by our sponsor, CCO Group. In addition, this program primarily focuses on the acquisition and management of commercial properties in the retail sector, subject to long-term net leases to creditworthy tenants and have acquired or may acquire assets similar to ours. Nevertheless, the investment strategy used by CMFT would permit them to purchase certain properties that may also be suitable for our portfolio.
Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new acquisition opportunities, management time and operational expertise among us and the other entities, (2) our purchase of properties or other assets, or sale of properties or other assets, affiliated entities, (3) the timing and terms of the acquisition or sale of an asset, (4) development of our properties by affiliates, (5) investments with affiliates of our advisor, (6) compensation to our advisor and its affiliates, and (7) our relationship with, and compensation to, our dealer manager. Even if these persons do not violate their duties to us and our stockholders, they will have competing demands on their time and resources and may have conflicts of interest in allocating their time and resources among us and these other entities and persons. Should such persons devote insufficient time or resources to our business, returns on our acquisitions may suffer.
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
Our charter permits us to acquire assets and borrow funds from affiliates of our advisor on a limited basis and any such transaction could result in a conflict of interest. Such transactions are subject to compliance with the requirements set forth under “Conflicts of Interest – Certain Conflict Resolution Procedures”, including approval by a majority of our directors, including a majority of the independent directors, not otherwise interested in such transactions as being fair and reasonable to us and no less favorable to us than comparable terms and conditions available from unaffiliated third parties.
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
An effective system of internal control over financial reporting is necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. As part of our ongoing monitoring of internal controls, we may discover material weaknesses or significant deficiencies in our internal controls that we believe require remediation. If we discover such weaknesses, we will make efforts to improve our internal controls in a timely manner. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can only provide reasonable, not absolute, assurance that the objectives of the system are met. Any failure to maintain effective internal controls, or implement any necessary improvements in a timely manner, could have a material adverse effect on our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock, or cause us to not meet our reporting obligations. Ineffective internal controls could also cause holders of our securities to lose confidence in our reported financial information, which would likely have a negative effect on our business.
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
Certain provisions of the MGCL applicable to us prohibit “business combinations” between a Maryland corporation and:
•any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding voting stock, which we refer to as an “interested stockholder;”
•an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was an interested stockholder; or
•an affiliate of an interested stockholder.
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
•limitations on capital structure;
•restrictions on specified investments;
•requirements that we add directors who are independent of us, our advisor and its affiliates;
•restrictions or prohibitions on retaining earnings;
•restrictions on leverage or senior securities;
•restrictions on unsecured borrowings;
•requirements that our income be derived from certain types of assets;
•prohibitions on transactions with affiliates; and
•compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.
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
The bankruptcy or insolvency of our tenants may adversely affect the income produced by our properties. Under bankruptcy law, a tenant cannot be evicted solely because of its bankruptcy and has the option to assume or reject any unexpired lease. If the tenant rejects the lease, any resulting claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. Our claim against the bankrupt tenant for unpaid and future rent will be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and it is unlikely that a bankrupt tenant that rejects its lease would pay in full amounts it owes us under the lease. Even if a lease is assumed and brought current, we still run the risk that a tenant could condition lease assumption on a restructuring of certain terms, including rent, that would have an adverse impact on us. Any shortfall resulting from the bankruptcy of one or more of our tenants could adversely affect our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock.
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
We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback might be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our financial condition, cash flows and the amount available for distributions to our stockholders.
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
In connection with the acquisition of properties, we may assume existing liabilities, some of which may have been unknown or unquantifiable at the time of the transaction. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants or other persons dealing with the sellers prior to our acquisition of the properties, tax liabilities, and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. If the magnitude of such unknown liabilities is high, either singly or in the aggregate, it could adversely affect our business, financial condition, liquidity and results of operations, cash flows or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock.
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
As of December 31, 2020, we derived approximately:
•13%, 11% and 10% of our 2020 gross annualized rental revenues from tenants in Ohio, Arizona and Illinois, respectively; and
•17% and 10% of our 2020 gross annualized rental revenues from tenants in the manufacturing and grocery industries, respectively.
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
Adverse economic, regulatory and geographical conditions that have an impact on the real estate market in general including the effects of the COVID-19 pandemic, may prevent us from being profitable or from realizing growth in the value of our real estate properties, and could have a significant negative impact on us.
We are subject to risks generally attributable to the ownership of real property, including:
•changes in global, national, regional or local economic, demographic or capital market conditions (including as a result of the outbreak of COVID-19 that began in the fourth quarter of 2019);
•current and future adverse national real estate trends, including increasing vacancy rates, which may negatively impact resale value, declining rental rates and general deterioration of market conditions;
•changes in supply of or demand for similar properties in a given market or metropolitan area that will result in changes in market rental rates or occupancy levels;
•increased competition for real property assets targeted by our investment strategy;
•bankruptcies, financial difficulties or lease defaults by our tenants;
•changes in interest rates and availability of financing; and
•changes in government rules, regulations and fiscal policies, including changes in tax, real estate, environmental and zoning laws.
The outbreak of COVID-19 that began in the fourth quarter of 2019 has led to an economic slowdown and recession in the United States. During periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. The extent to which federal, state or local governmental authorities grant rent relief or other relief or enact amnesty programs applicable to our tenants in response to the COVID-19 outbreak will exacerbate the negative impacts that a slow down or recession will have on us. If we cannot operate our properties so as to meet our financial expectations, because of these or other risks, we may be prevented from being profitable or growing the values of our real estate properties, and our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions to our stockholders may be significantly negatively impacted.
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
Further, we do not carry insurance for certain losses, including, but not limited to, losses caused by earthquakes, riots or acts of war because such losses may be either uninsurable or not economically insurable. If we experience a loss that is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. In addition, we carry several different lines of insurance, placed with several large insurance carriers. If any one of these large insurance carriers were to become insolvent, we would be forced to replace the existing insurance coverage with another suitable carrier, and any outstanding claims would be at risk for collection. In such an event, we cannot be certain that we would be able to replace the coverage at similar or otherwise favorable terms. As a result of any of the situations described above, our financial condition and cash flows may be materially and adversely affected.
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
As of December 31, 2020, approximately 70.5% of our tenants were not rated or did not have an investment grade credit rating from a major ratings agency or were not affiliates of companies having an investment grade credit rating. Our properties with such tenants may have a greater risk of default and bankruptcy than properties leased exclusively to investment grade tenants. When we acquire properties where the tenant does not have a publicly available credit rating, we will use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes reviewing the tenant’s financial information (e.g., financial ratios, net worth, revenue, cash flows, leverage and liquidity, if applicable). If our ratings estimates are inaccurate, the default or bankruptcy risk for the subject tenant may be greater than anticipated. If our lender or a credit rating agency disagrees with our ratings estimates, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
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
For real estate-related investments that we account for under the equity method of accounting, we report our proportionate share of the net earnings or losses of our equity affiliates in our consolidated statements of operations. If the earnings or losses of our equity investments are material in any year, those earnings or losses may have a material effect on our net income and financial condition and liquidity. We do not control the day-to-day operations of our equity method investments or have the ability to cause them to pay distributions or make other payments or advances to their stockholders, including us, and thus the management of these businesses could impact our results of operations. Additionally, these businesses are subject to laws, regulations, market conditions and other risks inherent in their operations. Any of these factors could adversely impact our results of operations and the value of our investment.
Terrorist attacks, acts of violence or war or public health crises may affect the markets in which we operate and have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.
The strength and profitability of our business depends on demand for and the value of our properties. Terrorist attacks, acts of war and public health crises (including the COVID-19 outbreak) may result in declining economic activity, which could harm the demand for and the value of our properties and may negatively affect our operations and our stockholders’ investments. We may acquire real estate assets located in areas that are susceptible to terrorist attacks or acts of war. These attacks may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Further, certain losses resulting from these types of events are uninsurable or not insurable at reasonable costs.
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
Ownership of real estate is subject to risks from adverse weather, natural disasters and climate events.

The physical effects of climate change could have a material adverse effect on our properties, operations, and business. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity, rising sea-levels, and changes in precipitation, temperature, and air quality. Over time, these conditions could result in physical damage to, or declining demand for, our properties or our inability to operate the properties at all. Climate change may also indirectly affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy and increasing the risk of flooding at our properties. Should the impact of climate change be severe or occur for lengthy periods of time, our financial condition or results of operations could be adversely impacted.
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
Our retail properties currently owned consist primarily of necessity retail properties and anchored shopping centers. Our retail performance therefore is generally linked to economic conditions in the market for retail space. The market for retail space could be adversely affected by any of the following:
•weakness in the national, regional and local economies, and declines in consumer confidence which could adversely impact consumer spending and retail sales and in turn tenant demand for space and could lead to increased store closings;
•changes in market rental rates;
•changes in demographics (including the number of households and average household income) surrounding our shopping centers;

•adverse financial conditions for anchored shopping centers and other retail, service, medical or restaurant tenants;
•continued consolidation in the retail and grocery sector;
•excess amount of retail space in our markets;
•reduction in the demand by tenants to occupy our shopping centers as a result of reduced consumer demand for certain retail formats;
•increase in e-commerce and alternative distribution channels may negatively affect out tenant sales or decrease the square footage our tenants require and could lead to margin pressure on our anchored shopping centers, which could lead to store closures;
•the impact of an increase in energy costs on consumers and its consequential effect on the number of shopping visits to our centers;
•a pandemic or other health crisis, such as the outbreak of COVID-19; and
•consequences of any armed conflict involving, or terrorist attack against, the United States.
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
In addition, our properties are subject to various federal, state and local regulatory requirements, such as state and local earthquake, fire and life safety requirements. If we were to fail to comply with these various requirements, we might incur governmental fines or private damage awards. If we incur substantial costs to comply with the ADA or any other regulatory requirements, our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock could be materially adversely affected. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties.
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
We may not be able to generate sufficient cash flows to meet our debt service obligations.
Our ability to make payments on and to refinance our indebtedness, and to fund our operations, working capital and capital expenditures, depends on our ability to generate cash. To a certain extent, our cash flows are subject to general economic, industry, financial, competitive, operating, legislative, regulatory and other factors, many of which are beyond our control.
We cannot assure our stockholders that our business will generate sufficient cash flows from operations or that future sources of cash will be available to us in an amount sufficient to enable us to pay amounts due on our indebtedness or to fund our other liquidity needs.
Additionally, if we incur additional indebtedness in connection with any future deployment of capital or development projects or for any other purpose, our debt service obligations could increase. We may need to refinance all or a portion of our indebtedness before maturity. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things:
•our financial condition and market conditions at the time;
•restrictions in the agreements governing our indebtedness;
•general economic and capital market conditions;
•the availability of credit from banks or other lenders; and
•our results of operations
As a result, we may not be able to refinance our indebtedness on commercially reasonable terms, or at all. If we do not generate sufficient cash flows from operations, and additional borrowings or refinancings or proceeds of asset sales or other sources of cash are not available to us, we may not have sufficient cash to enable us to meet all of our obligations. Accordingly, if we cannot service our indebtedness, we may have to take actions such as seeking additional equity, or delaying any strategic acquisitions and alliances or capital expenditures, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or maintain our level of distributions on our common stock.
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
Changes in banks’ inter-bank lending rate reporting practices or the method pursuant to which the London Interbank Offered Rate (“LIBOR”) is determined may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.
LIBOR and other indices which are deemed “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. It currently appears that, over time, U.S. Dollar LIBOR may be replaced by the Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York. However, the manner and timing of this shift is currently unknown. Market participants are still considering how various types of financial instruments and securitization vehicles would react to a discontinuation of LIBOR. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. For example, switching existing financial instruments and hedging transactions from LIBOR to SOFR requires calculations of a spread. Industry organizations are attempting to structure the spread calculation in a manner that minimizes the possibility of value transfer between counterparties, borrowers, and lenders by virtue of the transition, but there is no assurance that the calculated spread will be fair and accurate or that all asset types and all types of securitization vehicles will use the same spread. Our Company and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. The process of transition involves operational risks. It is also possible that no transition will occur for many financial instruments. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the market for or value of any securities on which the interest or dividend is determined by reference to LIBOR, loans, derivatives and other financial obligations or on our overall financial condition or results of operations. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” as a result of international, national or other proposals for reform or other initiatives, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of and return on any securities based on or linked to a “benchmark.”
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
If we make investments in mortgage loans or mortgage-backed securities, we will be at risk of loss on those investments, including losses as a result of defaults on mortgage loans. These losses may be caused by many conditions beyond our control, including general prevailing local, national and global economic conditions, economic conditions affecting real estate values, tenant defaults and lease expirations, interest rate levels and the other economic and liability risks associated with real estate described above under the heading “— Risks Related to Investments in Real Estate,” as well as, among other things:
•competition from comparable types of properties;
•success of tenant businesses;
•property management decisions;
•changes in use of property;
•shift of business processes and functions offshore;
•property location and condition;
•changes in specific industry segments;
•declines in regional or local real estate values, or rental or occupancy rates; and
•increases in interest rates, real estate tax rates and other operating expenses.
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
Interest rate risk is the risk that fixed income securities such as preferred and debt securities, and to a lesser extent dividend paying common stocks, will decline in value because of changes in market interest rates. Generally, when market interest rates rise, the market value of such securities will decline, and vice versa. Our investment in such securities means that the NAV of our shares may tend to decline if market interest rates rise.
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
If we fail to remain qualified as a REIT in any taxable year, or are determined to have lost our REIT status in a prior year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because:
•we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates; and
•unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.
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
Our ability to dispose of a property during the first few years following its acquisition is restricted to a substantial extent as a result of our REIT status. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. Properties we own, directly or through any subsidiary entity, including CIM Income NAV OP, but generally excluding our taxable REIT subsidiaries, may, depending on how we conduct our operations, be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Under applicable provisions of the Code regarding prohibited transactions by REITs, we would be subject to a 100% tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or through any subsidiary entity, including CIM Income NAV OP, but generally excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business. Any taxes we pay would reduce our cash available for distribution to our stockholders. Our concern over paying the prohibited transactions tax may cause us to forgo disposition opportunities that would otherwise be advantageous if we were not a REIT. As of December 31, 2020, our dispositions were not subject to the prohibited transaction tax.
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
In addition, the Tax Cuts and Jobs Act made significant changes to the U.S. federal income tax rules for taxation of individuals and businesses, generally effective for taxable years beginning after December 31, 2017, including a number of provisions of the Code that affect the taxation of REITs and their stockholders. Among the changes made by the Tax Cuts and Jobs Act are permanently reducing the generally applicable corporate tax rate, generally reducing the tax rate applicable to individuals and other noncorporate taxpayers for tax years beginning after December 31, 2017 and before January 1, 2026, eliminating or modifying certain previously allowed deductions (including substantially limiting interest deductibility and, for individuals, the deduction for non-business state and local taxes), and, for taxable years beginning after December 31, 2017 and before January 1, 2026, providing for preferential rates of taxation through a deduction of up to 20% (subject to certain limitations) on most ordinary REIT dividends and certain trade or business income of non-corporate taxpayers. The Tax Cuts and Jobs Act also imposes new limitations on the deduction of net operating losses and requires us to recognize income for tax purposes no later than when we take it into account on our financial statements, which may result in us having to make additional taxable distributions to our stockholders in order to comply with REIT distribution requirements or avoid taxes on retained income and gains. The Tax Cuts and Jobs Act also made numerous large and small changes to the tax rules that do not affect the REIT qualification rules directly but may otherwise affect us or our stockholders.
While the changes in the Tax Cuts and Jobs Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Code may have unanticipated effects on us or our stockholders.
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
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a “U.S. real property interest” (“USRPI”) under the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”). Our common stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe that we are a domestically-controlled qualified investment entity. Because our shares may be purchased or will be, or redeemed on a monthly basis, no assurance can be given that we are, have been during the applicable testing period, or will be a domestically-controlled qualified investment entity.
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
In order to continue to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help ensure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of our shares of stock.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted prospectively or retroactively by our Board, for so long as we continue to qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 9.8% in value of or number of shares, whichever is more restrictive, of our outstanding capital stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of the aggregate of our outstanding shares of common stock. Our Board, in its sole discretion and upon receipt of certain representations and undertakings, may exempt a person (prospectively or retrospectively) from the ownership limits. However, our Board may not, among other limitations, grant an exemption from these ownership restrictions to any proposed transferee whose ownership, direct or indirect, in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our Board determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to so qualify as a REIT.
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
For tax qualified retirement plans and accounts, if an investment in our common stock constitutes a prohibited transaction under the Employee Retirement Income Security Act (“ERISA”) or the Code, it is possible that our stockholders may be subject to the imposition of significant excise taxes and penalties with respect to the amount invested. In order to avoid triggering additional taxes and/or penalties or the implication of various fiduciary requirements under ERISA or similar applicable laws with which it would be difficult for us to comply, if our stockholders intend to invest in our shares through such plans (such as pension or profit-sharing trusts) or IRAs, they should consider additional factors.
If our stockholders are investing the assets of any of the entities identified in the prior sentence in our common stock, our stockholders should satisfy themselves that:
•their investment is consistent with their fiduciary obligations under applicable law, including common law, ERISA and the Code;

•their investment is made in accordance with the documents and instruments governing the trust, plan or IRA, including a plan’s investment policy;
•their investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404 (a)(1)(C) of ERISA, if applicable, and other applicable provisions of ERISA and the Code;
•their investment will not impair the liquidity of the trust, plan or IRA;
•their investment will not produce “unrelated business taxable income” for the plan or IRA;
•they will be able to value the assets of the plan annually (or more frequently, if required) in accordance with ERISA requirements and applicable provisions of the applicable trust, plan or IRA document;
•their investment will not constitute a non-exempt prohibited transaction under Section 406 of ERISA or Section 4975 of the Code; and
•our assets will not be treated as “plan assets” of our stockholders’ plan arrangement.
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
As a general rule, certain employee benefit plans, including foreign pension plans, governmental plans established or maintained in the United States (as defined in Section 3(32) of ERISA), and certain church plans (as defined in Section 3(33) of ERISA), are not subject to ERISA’s requirements and are not “benefit plan investors” for purposes of investing in “plan assets” subject to ERISA’s requirements. Any such plan that is qualified and exempt from taxation under Sections 401(a) and 501(a) of the Code may nonetheless be subject to the prohibited transaction rules set forth in Section 503 of the Code and, under certain circumstances in the case of church plans, Section 4975 of the Code. Also, some foreign plans and governmental plans may be subject to foreign, state, or local laws which are, to a material extent, similar to the provisions of ERISA or Section 4975 of the Code. Each fiduciary of a plan subject to any such similar law should make its own determination as to the need for and the availability of any exemption relief.
If stockholders invest in our common stock through an IRA or other retirement plan, they may be limited in their ability to withdraw required minimum distributions.
If stockholders invest in our common stock with assets of a retirement plan or IRA, federal law may require them to withdraw required minimum distributions from such plan or account in the future. Our common stock will be highly illiquid, and our share redemption plan only offers limited liquidity. If stockholders require liquidity, they may generally sell their shares, but such sale may be at a price less than the price at which they initially purchased their common stock. If stockholders fail to withdraw required minimum distributions from their plan or account, they may be subject to certain taxes and tax penalties.

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.
ITEM 2.PROPERTIES
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
ITEM 3.LEGAL PROCEEDINGS
In the ordinary course of business we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
As of March 22, 2021, we had approximately 30.0 million shares of common stock outstanding (15.2 million D Shares, 13.7 million T Shares, 7,500 S Shares and 1.1 million I Shares), held by a total of 10,859 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., which serves as our registrar and transfer agent.
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
We have engaged an independent valuation expert which has expertise in appraising commercial real estate assets, including notes receivable secured by real estate, and related liabilities, to provide, on a rolling annual basis, valuations of each of our commercial real estate assets, and, on a rolling quarterly basis, valuations of each of our related liabilities and notes receivable secured by real estate, to be set forth in individual appraisal reports, and to adjust those valuations for events known to the independent valuation expert that it believes are likely to have a material impact on previously provided estimates of the value of the affected commercial real estate assets and notes receivable secured by real estate or related real estate liabilities. In addition, our assets will include liquid assets, which will be priced monthly by third party pricing sources, and cash and cash equivalents.
Our NAV per share for each class is calculated monthly as of the last calendar day of each month by our independent fund accountant using a process that incorporates (1) the periodic valuations of our real estate assets and related liabilities provided by our independent valuation expert, (2) ongoing assessment by the valuation expert of the estimated impact of any events that require adjustment to the most recent valuations determined by the valuation expert, (3) updates in the price of liquid assets for which third-party market quotes are available, (4) valuations of any securities or other assets for which market quotes are not available, (5) valuation of our other assets and liabilities, (6) accruals of our distributions for each share class, and accruals of our monthly distributions, and (7) estimates of monthly accruals, on a net basis, of our operating revenues, expenses including class specific expenses, debt service costs and fees, including class specific fees. NAV for each class will be adjusted for contributions, redemptions and accruals of the class’s monthly distributions and estimates of class-specific fee and expense accruals. Upfront selling commissions and dealer manager fees will have no effect on the NAV of any class. NAV is intended to reflect our estimated value on the date that NAV is determined, and NAV of any class at any given time will not reflect any obligation to pay future trail fees that may become payable after the date the NAV is determined. As a result, the estimated liability for the future stockholder servicing fees, which is accrued at the time each share is sold, will have no effect on the NAV of any class. Our independent fund accountant determines our NAV per share by dividing the NAV for each class on such day by the number of shares of such class outstanding as of the end of such day, prior to giving effect to any share purchases or redemptions to be effected on such day. Our Board is responsible for ensuring that the independent valuation expert discharges its responsibilities in accordance with our valuation policies, and will periodically receive and review such information about the valuation of our assets and liabilities as it deems necessary to exercise its oversight responsibility. Our NAV is not audited by our independent registered public accounting firm. We had previously engaged our independent valuation expert to provide on a monthly, instead of a rolling annual, basis, valuations of each of our commercial real estate assets and real estate related liabilities, until such time that we had greater visibility into the impact of COVID-19 pandemic on our properties valuations. Given the relative stability of the month-over-month valuation of our real estate assets, liabilities and rent collections, our Board has determined that it is in the best interest of our Company and its stockholders to cease incurring additional costs associated with the monthly valuations and return to valuing our real estate portfolio on a rolling annual basis in accordance with our valuation policies effective September 30, 2020.
Our goal is to provide an estimate of the market value of our shares. However, the majority of our assets will consist of commercial real estate assets and, as with any commercial real estate valuation protocol, the conclusions reached by our independent valuation expert will be based on a number of judgments, assumptions and opinions about future events that may or may not prove to be correct. The use of different judgments, assumptions or opinions would likely result in different estimates of the value of our commercial real estate assets. In addition, on any given day, our published NAV per share for each class may not fully reflect certain material events, to the extent that the financial impact of such events on our portfolio is not immediately quantifiable or known. As a result, the monthly calculation of our NAV per share for each class may not reflect the precise amount that might be paid for a stockholder’s shares in a market transaction, and any potential disparity in our NAV per share for each class may be in favor of either stockholders who redeem their shares, or stockholders who buy new shares, or existing stockholders.
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
Effective April 1, 2020, we have adopted the Amended Share Redemption Program (as defined below) to provide limited liquidity whereby, on a monthly basis, stockholders may request that we redeem all or any portion of their shares. Our Amended Share Redemption Program provides that, no later than on the second to last business day of a given month, stockholders may request that we redeem all or any portion of their shares, subject to a minimum redemption amount and certain short-term trading fees. The redemption price per share for each class will be our NAV per share for such class for that month, calculated by the independent fund accountant in accordance with our valuation policies.
As of July 2020, the Board determined that monthly redemptions temporarily will be limited to shares whose aggregate value is no more than 0.8% of our aggregate NAV as of the last calendar day of the previous calendar month, and in any calendar quarter, redemptions will be limited to shares whose aggregate value is no more than 2.0% of our aggregate NAV as of the last calendar day of the previous calendar quarter. While no assurances can be made regarding the timing of a return to the redemption plan limits stated in our prior share redemption plan, if at all, we are targeting the return to our limits under the Amended Share Redemption Program to occur in the third quarter of 2021.
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
Our Amended Share Redemption Program includes certain redemption limits, including a quarterly limit and, in some cases, an individual stockholder limit. We received redemption requests of approximately 11.3 million shares for $188.4 million in excess of our redemption limit during the year ended December 31, 2020. During the year ended December 31, 2020, we received valid redemption requests under our Amended Share Redemption Program totaling approximately 16.8 million shares, of which we redeemed approximately 5.4 million shares as of December 31, 2020 for $93.6 million at an average redemption price of $17.31 per share and 126,000 shares subsequent to December 31, 2020 for $2.1 million at an average redemption price of $16.67. The remaining redemption requests relating to approximately 11.3 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program then in effect.

During the three-month period ended December 31, 2020, we redeemed shares as follows:

Period	Share Class	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2020 - October 31, 2020
	D Shares	145,959	$16.86	145,959	(1)
	T Shares	94,832	$16.44	94,832	(1)
	S Shares	—	$—	—	(1)
	I Shares	2,175	$17.13	2,175	(1)
November 1, 2020 - November 30, 2020
	D Shares	143,655	$16.83	143,655	(1)
	T Shares	93,253	$16.40	93,253	(1)
	S Shares	—	$—	—	(1)
	I Shares	1,306	$17.11	1,306	(1)
December 1, 2020 - December 31, 2020
	D Shares	78,999	$16.84	78,999	(1)
	T Shares	50,271	$16.41	50,271	(1)
	S Shares	—	$—	—	(1)
	I Shares	184	$17.13	184	(1)
Total		610,634		610,634
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
For federal income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a nontaxable return of capital, reducing the tax basis in each U.S. stockholder’s shares. In addition, the amount of distributions in excess of a U.S. stockholder’s tax basis in such shares will be taxable as gain realized from the sale of those shares. See Note 15 — Income Taxes to our consolidated financial statements in this Annual Report on Form 10-K for the character of the distributions paid during the years ended December 31, 2020, 2019 and 2018.

The following table shows the distributions declared on a per share basis during the years ended December 31, 2020, 2019, and 2018 (in thousands, except per share data):

Year Ending December 31,	Share Class	Total Distributions Declared	Distributions Declared per Common Share
2020	D Shares	$15,602	$0.95
	T Shares	$13,249	$0.95
	S Shares	$6	$0.95
	I Shares	$970	$0.95
2019	D Shares	$18,476	$0.98
	T Shares	$13,513	$0.98
	S Shares	$2	$0.22
	I Shares	$1,121	$0.98
2018	D Shares	$17,295	$0.98
	T Shares	$10,437	$0.98
	I Shares	$1,034	$0.98
Use of Public Offering Proceeds
On December 6, 2011, we commenced the Initial Offering of up to $4.0 billion in shares of common stock. On August 26, 2013, we commenced the First Follow-on Offering. As part of the First Follow-on Offering, we designated the existing shares of our common stock that were sold prior to such date to be W Shares and registered two new classes of our common stock, A Shares and I Shares. On February 10, 2017, we commenced the Second Follow-on Offering. As a result of the Share Modifications, commencing November 27, 2018, we began offering and selling D Shares, T Shares, S Shares and I Shares in our continuous public offering, rather than W Shares, A Shares and I Shares. On August 7, 2020, we commenced the Third Follow-on Offering, pursuant to which we are offering to sell any combination of D Shares, T Shares, S Shares and I Shares with a dollar value up to the maximum offering amount of up to $4.0 billion, consisting of up to $3.5 billion in shares in the Primary Offering and up to $500.0 million in shares pursuant to the DRIP. Additionally, as of December 31, 2020, we were authorized to issue 10.0 million shares of preferred stock, but had none issued or outstanding.
As of December 31, 2020, we had issued approximately 48.8 million shares in the Offering, including shares issued pursuant to our DRIP, for gross proceeds of $878.2 million, out of which we recorded $26.2 million in upfront selling commissions, dealer manager fees and the current portion of stockholder servicing fees and $6.5 million in organization and offering costs. With the net offering proceeds of $845.5 million and the borrowings from our credit facility, we have acquired $1.1 billion in real estate assets, inclusive of capitalized acquisition costs, and incurred $12.7 million of acquisition-related expenses, as well as invested $49.3 million of capital in CIM UII Onshore.
As of March 22, 2021, we have sold the following common shares and raised the following proceeds in connection with the Offering (dollar amounts in thousands):

	D Shares	T Shares	S Shares	I Shares	Total
Primary Offering
Shares	26,208,654	17,262,686	6,976	1,611,242	45,089,558
Proceeds	$464,789	$319,050	$122	$30,384	$814,345
Distribution Reinvestment Plan
Shares	2,303,349	1,511,312	565	139,251	3,954,477
Proceeds	$41,036	$26,371	$9	$2,510	$69,926

ITEM 6.    SELECTED FINANCIAL DATA
Not applicable.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying consolidated financial statements and the notes thereto. See also the Cautionary Note Regarding Forward-Looking Statements section preceding Part I of this Annual Report on Form 10-K. For a comparison of the years ended December 31, 2019 and 2018, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Overview
We were formed on July 27, 2010, to acquire and operate a diversified portfolio of commercial properties in the retail, office and industrial sectors that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States, and U.S. government securities, agency securities, corporate debt and other investments for which there is reasonable liquidity. We expect to complement our portfolio of net-lease properties by investing in substantially leased core metropolitan commercial and multi-family properties with growth potential that we believe will help us meet our investment objectives, either directly or through other funds with a proven track record of performance in these investment types, including funds managed by affiliates of our advisor. We commenced our principal operations on December 7, 2011, when we issued the initial $10.0 million in shares of our common stock in the Offering and acquired our first real estate property. When we refer to our share classes in this Annual Report on Form 10-K with respect to dates prior to the Restructure Date, we are referring to our shares under our prior share structure, and when we refer to our share classes in this Annual Report on Form 10-K with respect to dates on or after the Restructure Date, we are referring to our shares under our new share structure. We have no paid employees and are externally advised and managed by CIM Income NAV Management.
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
As of December 31, 2020, we owned 123 properties located in 34 states, comprising 5.3 million rentable square feet of commercial space, which includes the rentable square feet of buildings on land subject to ground leases. Our operating results and cash flows are primarily influenced by rental income from our commercial properties and interest expense on our property indebtedness and acquisition and operating expenses. As 98.1% of our rentable square feet was under lease as of December 31, 2020, with a weighted average remaining lease term of 9.8 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors, including due to circumstances related to the COVID-19 pandemic. Our advisor regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
Effective April 1, 2020, we modified our Offering and certain other features of our Company from a daily to a monthly NAV REIT. We believe this change will result in greater access to capital to execute on our investment strategy, which will help us to better achieve our investment objectives by driving growth and diversification within the portfolio, creating a stronger balance sheet and enhancing liquidity for the benefit of all stockholders.
As part of the change from a daily to a monthly NAV REIT, our Board approved, among other things: (1) a change in the frequency of our NAV calculations from daily to monthly and certain other related changes to our valuation policies; and (2) adopted an amended share redemption program that provides for redemptions on a monthly basis. As a monthly NAV REIT, we expect that investors’ subscriptions will be accepted on the first day of each month and the purchase price of each class of shares would generally equal the prior month’s NAV for that class divided by the number of shares of such class outstanding, as determined monthly, plus applicable selling commissions and dealer manager fees.
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
During the year ended December 31, 2020, we provided lease concessions, either in the form of rent deferrals or abatements, to certain tenants in response to the impact of the COVID-19 pandemic on those tenants. As of December 31, 2020, we granted rent deferrals with an aggregate deferral amount of $539,000. Additionally, as of December 31, 2020, we granted rent abatements to tenants with an aggregate abatement amount of $618,000, which reduced revenues during the year ended December 31, 2020.
As of March 24, 2021, we have collected approximately 99% of rental payments billed to tenants during the three months ended December 31, 2020. There have been no significant changes in rent collections subsequent to December 31, 2020.
We are actively managing our response to the COVID-19 pandemic in collaboration with our tenants and business partners and are assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. In order to manage the financial health of the Company, our Board is making its determinations with respect to the declaration of distributions on a monthly, instead of quarterly basis and has approved and adopted an amended and restated share redemption program (the “Amended Share Redemption Program”) that, among other changes, provides that the Amended Share Redemption Program may be suspended at any time by majority vote of the Board without prior notice if the Board believes such action is in the best interest of the Company and its stockholders. Given the recent levels of investor subscriptions and increased redemption requests, which we believe has been exacerbated by the challenging economic environment caused by the COVID-19 pandemic, our stated objectives of maintaining target liquidity of 10% of the NAV up to $1 billion, and 5% of the NAV in excess of $1 billion (“Target Liquidity”) and satisfying the redemption plan limits are in conflict. As such, the Company is temporarily redeeming less than the Amended Share Redemption Program limits to maintain this Target Liquidity while the Company seeks to generate additional liquidity through investor subscriptions and execution of an in-process asset disposition program. On August 30, 2020, our Board determined that, effective immediately, monthly redemptions temporarily will be limited to shares whose aggregate value is no more than 0.8% of the aggregate NAV as of the last calendar day of the previous calendar month, and in any calendar quarter, redemptions will be limited to shares whose aggregate value is no more than 2.0% of the aggregate NAV as of the last calendar day of the previous calendar quarter. While no assurances can be made regarding the timing of a return to the redemption plan limits stated in the Company’s Amended Share Redemption Program, if at all, the Company is currently targeting the return to the limits under the Amended Share Redemption Program to occur in the third quarter of 2021. Further, in support of our efforts to achieve sustainable liquidity, our Board determined that 50% of the independent directors’ quarterly compensation payments for the third quarter of 2020 through the second quarter of 2021 will be paid in the form of D Shares based on the then current NAV per share at the time of issuance. In addition, our Advisor agreed to take 50% of the monthly advisory fee payment from August 2020 through June 30, 2021 in I Shares based on the then current NAV per share of such shares at the time of issuance. During the year ended December 31, 2020, we borrowed $52.0 million in revolving loans in order to increase liquidity during this period of economic uncertainty. See “— Liquidity and Capital Resources” for a more complete discussion of our financial resources.
We further engaged our independent valuation expert, pursuant to an agreement dated May 14, 2020, to provide valuation services on a monthly, instead of a rolling annual, basis, until such time that we had greater visibility into the impact of the COVID-19 pandemic on our properties’ valuations. Given the relative stability of the month-over-month valuation of our real estate assets, our liabilities and our rent collections our Board determined that it is in the best interests of us and our stockholders to cease incurring the additional costs associated with the monthly valuations and to return to valuing our real estate portfolio on a rolling annual basis in accordance with our valuation policies effective September 30, 2020. For further information regarding the impact of the COVID-19 pandemic on the Company, see Part I, Item 1A titled “Risk Factors.”

Operating Highlights and Key Performance Indicators
2020 Activity
•Disposed of five properties, consisting of three retail properties and two anchored shopping centers, for an aggregate gross sales price of $16.8 million.
•Increased total debt by $99.7 million to $450.7 million, with cash proceeds utilized primarily for investment and redemptions.
•Invested $50 million of limited partnership interests in CIM UII Onshore.
Portfolio Information
Real Estate Portfolio
As of December 31, 2020, we owned 123 commercial properties located in 34 states, comprising 5.3 million rentable square feet, which includes the rentable square feet of buildings on land subject to ground leases. As of December 31, 2020, these properties were 98.1% leased (including any month-to-month agreements) with a weighted average remaining lease term of 9.8 years.
The following table shows the property statistics of our real estate assets as of December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Number of commercial properties	123	128
Rentable square feet (in thousands) (1)	5,288	5,406
Percentage of rentable square feet leased	98.1%	98.6%
Percentage of investment-grade tenants (2)	29.5%	32.1%
____________________________________
(1)Includes square feet of buildings on land that are subject to ground leases.
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
The following table summarizes our real estate acquisition activity during the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Commercial properties acquired	—	4
Purchase price of acquired properties (in thousands)	$—	$78,633
Rentable square feet of acquired properties (in thousands) (1)	—	305
__________________________________
(1)Includes square feet of buildings on land that are subject to ground leases.

The following table shows the tenant diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2020:

		Leased	2020	2020	Percentage of
	Total	Square	Annualized	Annualized	2020
	Number	Feet (2)	Rental Income	Rental Income	Annualized
Tenant	of Leases (1)	(in thousands)	(in thousands)	per Square Foot (2)	Rental Income
Republic Services	1	134	$3,298	$24.61	5%
Valvoline Oil Change	1	162	2,978	18.38	5%
Consumer Cellular	2	160	2,878	17.99	4%
AAA	1	120	2,785	23.21	4%
AK Steel	1	136	2,062	15.16	3%
Hobby Lobby	5	270	2,048	7.59	3%
CarMax	1	92	1,924	20.91	3%
Lowe's	2	298	1,830	6.14	3%
Valeo	2	178	1,722	9.67	3%
Wal-Mart	1	161	1,711	10.63	3%
All Other	125	3,475	41,010	11.80	64%
	142	5,186	$64,246	$12.39	100%
 ____________________________________
(1)Includes leases which are master lease agreements.
(2)Includes square feet of buildings on land that is subject to ground leases.
The following table shows the tenant industry diversification of our real estate portfolio, based on annualized rental income as of December 31, 2020:

		Leased	2020	2020	Percentage of
	Total	Square	Annualized	Annualized	2020
	Number	Feet (2)	Rental Income	Rental Income	Annualized
Industry	of Leases (1)	(in thousands)	(in thousands)	per Square Foot (2)	Rental Income
Manufacturing	10	1,185	$10,656	$8.99	17%
Grocery	8	628	6,238	9.93	10%
Discount Store	30	467	4,775	10.22	7%
Other Services	6	274	4,201	15.33	7%
Information & Communication	3	220	3,824	17.38	6%
Motor Vehicle	11	173	3,324	19.21	5%
Waste Services	1	134	3,298	24.61	5%
Home Furnishings	8	238	3,101	13.03	5%
Insurance	1	120	2,785	23.21	4%
Home & Garden	5	351	2,503	7.13	4%
Other	59	1,396	19,541	14.00	30%
	142	5,186	$64,246	$12.39	100%
 ____________________________________
(1)Includes leases which are master lease agreements.
(2)Includes square feet of buildings on land that is subject to ground leases.

The following table shows the geographic diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2020:

		Rentable	2020	2020	Percentage of
	Total	Square	Annualized	Annualized	2020
	Number of	Feet (1)	Rental Income	Rental Income	Annualized
Location	Properties	(in thousands)	(in thousands)	per Square Foot (1)	Rental Income
Ohio	17	663	$8,392	$12.66	13%
Arizona	5	314	6,774	21.57	11%
Illinois	8	697	6,128	8.79	10%
New Jersey	2	201	3,977	19.79	6%
North Carolina	7	227	3,538	15.59	5%
Kentucky	1	162	2,978	18.38	5%
Texas	7	284	2,971	10.46	5%
Rhode Island	2	129	2,869	22.24	4%
Maryland	2	295	2,809	9.52	4%
Georgia	5	182	2,790	15.33	4%
Other	67	2,134	21,020	9.85	33%
	123	5,288	$64,246	$12.15	100%
 ____________________________________
(1)Includes square feet of buildings on land that is subject to ground leases.
The following table shows the property type diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2020:

			2020	2020	Percentage of
	Total	Rentable	Annualized	Annualized	2020
	Number of	Square Feet (1)	Rental Income	Rental Income	Annualized
Property Type	Properties	(in thousands)	(in thousands)	per Square Foot (1)	Rental Income
Retail	97	2,404	$30,402	$12.65	47%
Office	11	1,106	19,682	17.80	31%
Industrial and distribution	11	1,363	7,723	5.90	12%
Anchored shopping centers	4	415	6,439	15.52	10%
Total:	123	5,288	$64,246	$12.15	100%
____________________________________
(1)Includes square feet of buildings on land parcels subject to ground leases.
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
Our leases, as of December 31, 2020, provided for annual base rental payments (payable in monthly installments) ranging from $12,000 to $3.3 million, and had an average annual base rental payment of $437,000, with a weighted average remaining lease term of 9.8 years.

The following table shows lease expirations of our real estate portfolio as of December 31, 2020, during each of the next ten years and thereafter, assuming no exercise of renewal options:

	Total	Leased	2020	2020	Percentage of
	Number	Square Feet	Annualized	Annualized	2020
Year of	of Leases	Expiring (2)	Rental Income	Rental Income	Annualized
Lease Expiration	Expiring (1)	(in thousands)	Expiring (in thousands)	per Square Foot (2)	Rental Income
2021	1	9	$203	$22.56	*
2022	3	16	249	15.56	*
2023	10	132	1,361	10.31	2%
2024	15	264	3,612	13.68	6%
2025	9	221	3,290	14.89	5%
2026	15	417	4,451	10.67	7%
2027	12	519	7,657	14.75	12%
2028	10	262	4,240	16.18	7%
2029	8	548	4,552	8.31	7%
2030	3	88	1,399	15.90	2%
Thereafter	56	2,710	33,232	12.26	52%
	142	5,186	$64,246	$12.39	100%
 ____________________________________
* Represents less than 1% of the total annual base rent.
(1)Includes leases which are master lease agreements.
(2)Includes square feet of buildings on land that is subject to ground leases.
The following table shows the economic metrics of our real estate assets as of and for the years ended December 31, 2020 and 2019:

	2020	2019
Economic Metrics
Weighted-average lease term (in years) (1)	9.8	10.7
Lease rollover (1),(2):
Annual average	2.7%	1.9%
Maximum for a single year	5.6%	5.9%
____________________________________
(1)Based on annualized rental income of our real estate portfolio as of the respective reporting date.
(2)Through the end of the next five years as of the respective reporting date.
Results of Operations
Overview
We are not aware of any material trends or uncertainties, other than the effects of the recent outbreak of COVID-19, and national economic conditions affecting real estate in general, that may reasonably be expected to have a material impact on our results from the acquisition, management and operations of properties other than those listed in Part I, Item 1A — Risk Factors. Currently, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows in future periods due to numerous uncertainties.
For a comparison of the years ended December 31, 2019 and 2018, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Same Store Analysis
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate assets. We review our stabilized operating results, measured by net operating income (“NOI”), from properties that we owned for the entirety of both the current and prior year reporting periods, referred to as “same store” properties, and we believe that the presentation of operating results for same store properties provides useful information to stockholders. NOI is a supplemental non-GAAP financial measure of a real estate company’s operating performance. NOI is considered by management to be a helpful supplemental performance measure, as it enables management to evaluate the impact of occupancy, rents, leasing activity, and other controllable property operating results at our real estate properties, and it provides a consistent method for the comparison of our properties. We define NOI as operating revenues less operating expenses, which exclude (i) depreciation and amortization, (ii) interest expense and other non-property related revenue and expense items such as (a) general and administrative expenses, (b) advisory fees and expenses, (c) transaction-related expenses (d) real estate impairment (e) gain on disposition or real estate, net and (f) income from marketable securities. Our NOI may not be comparable to that of other REITs and should not be considered to be more relevant or accurate in evaluating our operating performance than the current GAAP methodology used in calculating net income. In determining the same store property pool, we include all properties that were owned for the entirety of both the current and prior reporting periods, except for properties during the current or prior year that were under development or redevelopment.
Comparison of the Years Ended December 31, 2020 and 2019
The following table reconciles net income, calculated in accordance with GAAP, to net operating income (dollar amounts in thousands):

	Total
	For the Year Ended December 31,
	2020	2019	Change
Net (loss) income	$(11,011)	$14,791	$(25,802)
Interest expense and other, net	17,127	14,337	2,790
Loss on investment in CIM UII Onshore	2,660	—	2,660
Operating income	8,776	29,128	(20,352)

Gain on disposition of real estate, net	(627)	(10,213)	9,586
Real estate impairment	13,851	3,090	10,761
Depreciation and amortization	27,647	29,182	(1,535)
Transaction-related expenses	726	1,233	(507)
Advisory fees and expenses	6,382	7,902	(1,520)
General and administrative expenses	5,512	7,021	(1,509)
Interest income on marketable securities	(345)	(206)	(139)
Net operating income	$61,922	$67,137	$(5,215)
A total of 119 properties were acquired before January 1, 2019 and represent our “same store” properties during the years ended December 31, 2020 and 2019. “Non-same store” properties, for purposes of the table below, includes properties acquired and disposed on or after January 1, 2019. The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2020	2019	Change	2020	2019	Change	2020	2019	Change
Rental and other property income	$72,596	$77,606	$(5,010)	$64,439	$68,486	$(4,047)	$8,157	$9,120	$(963)

Property operating expenses	4,971	5,231	(260)	3,586	4,361	(775)	1,385	870	515
Real estate tax expenses	5,703	5,238	465	5,021	4,659	362	682	579	103
Total property operating expenses	10,674	10,469	205	8,607	9,020	(413)	2,067	1,449	618

Net operating income	$61,922	$67,137	$(5,215)	$55,832	$59,466	$(3,634)	$6,090	$7,671	$(1,581)
Interest Expense and Other, Net
The increase in interest expense and other, net, of $2.8 million for the year ended December 31, 2020, as compared to the same period in 2019, was primarily due to an increase of $90.6 million in our average outstanding debt balance for the year ended December 31, 2020, compared to the year ended December 31, 2019, partially offset by a decrease in the weighted average interest rate from 3.90% as of December 31, 2019 to 3.66% as of December 31, 2020.

Loss on Investment in CIM UII Onshore
The increase in loss on investment in CIM UII Onshore of $2.7 million during the year ended December 31, 2020, as compared to the same period in 2019, was due to our investment in limited partnership interests in CIM UII Onshore, for which we recognized our share of CIM UII Onshore’s loss of $2.7 million during the year ended December 31, 2020. No such investments were made during the year ended December 31, 2019.
Gain on Disposition of Real Estate, Net
The decrease in gain on disposition of real estate, net of $9.6 million during the year ended December 31, 2020, as compared to the same period in 2019 was primarily due to the disposition of five properties during the year ended December 31, 2020, as compared to the disposition of 28 properties during the year ended December 31, 2019.
Impairment
The increase in impairment of $10.8 million during the year ended December 31, 2020, as compared to the same period in 2019, was primarily due to management identifying the carrying value of one anchored shopping center and one retail property to be greater than the estimated fair value of the properties, as well as bankruptcies at one anchored shopping center and three retail properties resulting in an impairment charge of $13.9 million during the year ended December 31, 2020, as compared to an impairment charge of $3.1 million relating to one anchored shopping center and five retail properties due to the carrying value being greater than the estimated fair value of the properties during the year ended December 31, 2019.
Depreciation and Amortization
The decrease in depreciation and amortization expenses of $1.5 million during the year ended December 31, 2020, as compared to the same period in 2019, was primarily due to the disposition of five properties during the year ended December 31, 2020 and 28 properties during the year ended December 31, 2019, partially offset by recognizing a full year of depreciation and amortization expenses on four properties acquired during the year ended December 31, 2019.
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
The decrease in transaction-related expenses of $507,000 during the year ended December 31, 2020, as compared to the same period in 2019, was primarily due to a decrease in advisor reimbursement expenses related to lower acquisition and disposition activity during the year ended December 31, 2020.
Advisory Fees and Expenses
The advisory fees and expenses that we pay to our advisor are based upon our NAV. Advisory fees and expenses decreased $1.5 million during the year ended December 31, 2020, as compared to the same period in 2019, primarily due to a decrease in our average total NAV for all share classes of $69.2 million during the year ended December 31, 2020.
General and Administrative Expenses
The primary general and administrative expense items are certain expense reimbursements to our advisor, escrow and trustee fees and professional service fees.
The decrease in general and administrative expenses of $1.5 million for the year ended December 31, 2020, compared to the same period in 2019, was primarily due to a decrease in advisor reimbursements due to reduced reimbursable costs.
Net Operating Income
Same store property net operating income decreased $3.6 million during the year ended December 31, 2020, as compared to the same period in 2019. The decrease was primarily due to a reduction in rental and other property income for amounts deemed not probable of collection due to three same store tenants declaring bankruptcy.
Non-same store property net operating income decreased $1.6 million during the year ended December 31, 2020, as compared to the same period in 2019. The decrease is primarily due to the disposition of 28 properties during the year ended

December 31, 2019, partially offset by recognizing a full period of net operating income for the four properties acquired during the year ended December 31, 2019.
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
On April 20, 2020, our Board decided to make a determination as to the amount and timing of distributions on a monthly, instead of a quarterly, basis until such time that we have greater visibility into the impact that the COVID-19 pandemic will have on our tenants’ ability to continue to pay rent on their leases on a timely basis or at all, the degree to which federal, state or local governmental authorities grant rent relief or other relief or amnesty programs applicable to our tenants, our ability to access the capital markets, and on the United States and worldwide financial markets and economy. On March 25, 2021, given the relative stability of our rent collections and cash flow projections, our Board determined to declare monthly distributions for the months of March, April, May and June of 2021.
Since April of 2020, our Board has authorized the following monthly distribution amounts per share for the periods indicated below:

Record Date	Distribution Amount (1)
April 30, 2020	$0.0400
May 31, 2020	$0.0400
June 30, 2020	$0.0777
July 30, 2020	$0.0777
August 28, 2020	$0.0777
September 29, 2020	$0.0777
October 29, 2020	$0.0777
November 27, 2020	$0.0777
December 30, 2020	$0.0777
January 28, 2021	$0.0777
February 25, 2021	$0.0777
March 29, 2021	$0.0777
April 29 2021	$0.0777
May 28, 2021	$0.0777
June 29, 2021	$0.0777
________________
(1)The distribution amount for each class of outstanding common stock is adjusted based on the relative NAV of the various classes so that distributions constitute a uniform percentage of the NAV per share of all classes for stockholders of record as of the last business day of the month for which the distribution rate applies.

On July 23, 2020, our Board authorized a year-end distribution (the “Year-End Distribution”) of $0.0839 per share of our D Shares, T Shares, S Shares and I Shares, which amount would be adjusted based on the relative NAV of our D Shares, T Shares, S Shares and I Shares so that distributions constitute a uniform percentage of the NAV per share of all classes. The Year-End Distribution is payable to stockholders of record as of the close of business on December 30, 2020 and was paid in January 2021 upon a determination by our chief financial officer that as of the payment date of the Year-End Distribution, we were able to pay our debts as they become due in the usual course of business and our assets were not less than the sum of our total liabilities. The Year-End Distribution was paid in cash or reinvested in shares of our common stock for stockholders participating in our distribution reinvestment plan. The Year-End Distribution was paid in addition to the distribution authorized by our Board for the month of December 2020.
As of December 31, 2020, we had distributions payable of $4.9 million, which is included in distributions and redemptions payable on the accompanying consolidated balance sheets.
The following table presents distributions and the source of distributions for the periods indicated below (dollars amounts in thousands):

	Year Ended December 31,
	2020		2019
	Amount	Percent	Amount		Percent
Distributions paid in cash	$14,646	53%	$16,816		51%
Distributions reinvested	13,108	47%	16,201		49%
Total distributions	$27,754	100%	$33,017		100%

Source of distributions:
Net cash provided by operating activities (1)	$27,754	100%	$33,017	(2)	100%
Total sources	$27,754	100%	$33,017		100%
______________________
(1)Net cash provided by operating activities for the years ended December 31, 2020 and 2019 was $32.0 million and $32.5 million, respectively.
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
Our Amended Share Redemption Program includes certain redemption limits, including a quarterly limit and, in some cases, an individual stockholder limit. During the year ended December 31, 2020, we received redemption requests of approximately 11.3 million shares of our common stock for $188.4 million in excess of our redemption limit. During the year ended December 31, 2020, we received valid redemption requests under our Amended Share Redemption Program totaling approximately 16.8 million shares, of which we redeemed approximately 5.4 million shares as of December 31, 2020 for $93.6 million at an average redemption price of $17.31 per share and 126,000 shares subsequent to December 31, 2020 for $2.1 million at an average redemption price of $16.67. The remaining redemption requests relating to approximately 11.3 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program then in effect. See Note 14 —Stockholders’ Equity to our consolidated financial statements included in this Annual Report on Form 10-K for additional terms of the share redemption program, including the share redemption plan limits.
As of July 2020, the Board determined that monthly redemptions temporarily will be limited to shares whose aggregate value is no more than 0.8% of our aggregate NAV as of the last calendar day of the previous calendar month, and in any calendar quarter, redemptions will be limited to shares whose aggregate value is no more than 2.0% of our aggregate NAV as of the last calendar day of the previous calendar quarter. While no assurances can be made regarding the timing of a return to the redemption plan limits stated in our existing share redemption plan, if at all, we are targeting the return to our limits under the Amended Share Redemption Program to occur in the third quarter of 2021. We intend to fund share redemptions with available cash, proceeds from our liquid investments and proceeds from the sale of additional shares. We may, after taking the interests of our Company as a whole and the interests of our remaining stockholders into consideration, use proceeds from any available sources at our disposal to satisfy redemption requests, including, but not limited to, proceeds from sales of additional shares, excess cash flow from operations, sales of our liquid investments, incurrence of indebtedness and, if necessary, proceeds from the disposition of real estate properties or real estate related assets. In an effort to have adequate cash available to support our share redemption plan, CIM Income NAV Management may determine to reserve borrowing capacity under our line of credit. CIM Income NAV Management could then elect to borrow against our line of credit in part to redeem shares presented for redemption during periods when we do not have sufficient proceeds from the sale of shares in the Offering to fund all redemption requests. See the discussion of our share redemption program in Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Redemption Program in this Annual Report on Form 10-K.
Liquidity and Capital Resources
General
Our credit facility with JPMorgan Chase Bank, N.A. as administrative agent (“JPMorgan Chase”), provides for borrowings up to $425.0 million, which is comprised of up to $212.5 million in unsecured revolving loans (the “Revolving Loans”) and $212.5 million in unsecured term loans (the “Term Loans”), collectively, the credit facility (the “Credit Facility”). As of December 31, 2020, we had $103.5 million in unused capacity, subject to borrowing availability. We had $32.6 million of available borrowings as of December 31, 2020. As of December 31, 2020, we had cash and cash equivalents of $8.8 million and investments in marketable securities of $15.5 million.
We expect to meet our short-term liquidity requirements through available cash, cash provided by property operations, proceeds from the Offering and borrowings from the Credit Facility or other sources. During the year ended December 31, 2020, we borrowed $52.0 million on the Revolving Loans to increase cash liquidity. Additionally, given the impact of the COVID-19 pandemic, our Board has decided to make a determination as to the amount and timing of distributions on a monthly, instead of a quarterly, basis until such time that we have greater visibility into the impact that the COVID-19 pandemic will have on our tenants’ ability to continue to pay rent on their leases on a timely basis or at all, the degree to which federal, state or local governmental authorities grant rent relief or other relief or amnesty programs applicable to our tenants, our ability to access the capital markets, and on the United States and worldwide financial markets and economy. As of December 31, 2020, we believe we were in compliance with the financial covenants under our various fixed and variable rate debt agreements. During the quarter ended, September 30, 2020, the unsecured debt to unencumbered asset value ratio was 60.8%, which exceeded the 60% maximum permitted under the Second Amended Credit Agreement. Since September 30, 2020, we have taken action so that the unsecured debt to unencumbered asset value ratio was within the requirements of the Second Amended Credit Agreement. During the fourth quarter of 2020 the Company received a waiver from the administrative agent, related to the September 30, 2020, affected financial covenant.
We expect to continue to raise capital through the Offering and to utilize such funds and future proceeds from secured or unsecured financing to complete future property acquisitions, other permitted investments and for general corporate uses. The source of our operating cash flows is primarily the rental and other property income received from current and future leased properties. As of December 31, 2020, we had raised $878.2 million of gross proceeds from the Offering before organization and offering costs, upfront selling commissions, dealer manager fees and the current portion of stockholder servicing fees of $32.7 million. Refer to Item 1A - Risk Factors for risks related to our ability to raise capital in the near term.
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

Given the recent levels of investor subscriptions and increased redemption requests, which we believe has been exacerbated by the challenging economic environment caused by the COVID-19 pandemic, our stated objectives of maintaining Target Liquidity and satisfying the redemption plan limits are in conflict. As such, we are temporarily redeeming less than the Amended Share Redemption Program limits to maintain the Target Liquidity while we seek to generate additional liquidity through investor subscriptions and execution of an in-process asset disposition program. On August 30, 2020, our Board determined that, effective immediately, monthly redemptions temporarily will be limited to shares whose aggregate value is no more than 0.8% of the aggregate NAV as of the last calendar day of the previous calendar month, and in any calendar quarter, redemptions will be limited to shares whose aggregate value is no more than 2.0% of the aggregate NAV as of the last calendar day of the previous calendar quarter. While no assurances can be made regarding the timing of a return to the Redemption Pan Limits stated in our existing share redemption plan, if at all, we are targeting the return to our limits under the Amended Share Redemption Program to occur in the third quarter of 2021.
Further, in support of our efforts to achieve sustainable liquidity, our Board has further agreed to support our efforts towards achieving sustainable liquidity by agreeing to take 50% of their quarterly Board compensation in common stock, based on the then current NAV per share at the time of issuance, for the third quarter of 2020 through the second quarter of 2021. In addition, our Advisor has determined to take 50% of its monthly advisory fees in common stock, based on the then current NAV per share at the time of issuance, through June 30, 2021.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for property acquisitions or other permitted investments, operating expenses, distributions and redemptions to stockholders and interest on our outstanding debt, including principal repayments of $129.4 million due within the next 12 months. Pursuant to the Credit Facility, we may elect to extend the maturity date of such loans for up to two successive six-month periods, subject to satisfying certain conditions, including providing notice of the election and paying an extension fee of 0.10% of the maximum amount of the Revolving Loans (the “Extension Fee”). We expect to extend the maturity date of the Revolving Loans through September 6, 2022, subject to payment of the Extension Fee. We expect to meet our short-term liquidity requirements through available cash, cash provided by property operations, proceeds from the Offering and borrowings from the Credit Facility or other sources, such as proceeds from dispositions.
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
Contractual Obligations
As of December 31, 2020, we had debt outstanding with a carrying value of $450.7 million and a weighted average interest rate of 3.66%. See Note 9 — Credit Facility and Notes Payable to our consolidated financial statements in this Annual Report on Form 10-K for a description of certain terms of the debt.

Our contractual obligations as of December 31, 2020 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - credit facility(2)	$321,500	$109,000	$212,500	$—	$—
Interest payments - credit facility(3)	16,797	10,661	6,136	—	—
Principal payments - fixed debt rate	129,219	20,442	91,827	16,950	—
Interest payments - fixed debt rate(4)	8,685	4,937	2,981	767	—
Total	$476,201	$145,040	$313,444	$17,717	$—
____________________________________
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
(3)As of December 31, 2020, the Term Loans outstanding totaled $212.5 million, all of which are subject to interest rate swap agreements. The weighted average all-in interest rate for the Swapped Terms Loans was 4.25%. The remaining $109.0 million in Revolving Loans outstanding under the Credit Facility has a weighted average interest rate of 2.20% as of December 31, 2020.
(4)As of December 31, 2020, we had $69.0 million of variable rate mortgage notes effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.
Our charter prohibits us from incurring debt that would cause our borrowings to exceed 75% of our gross assets, valued at the aggregate cost (before depreciation and other non-cash reserves), unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report. In addition to this limitation in our charter, our Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of our Board (including a majority of the independent directors) and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. As of December 31, 2020, our ratio of debt to total gross assets net of gross intangible lease liabilities was 49.6%, and our ratio of debt to the fair market value of our gross assets net of gross intangible lease liabilities was 50.9%. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2020 used to determine our estimated per share NAV.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as financing and issuance costs and related accumulated amortization, less all cash and cash equivalents. As of December 31, 2020, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 48.6%.
The following table provides a reconciliation of the Credit Facility and notes payable, net balance, as reported on our consolidated balance sheet, to net debt as of December 31, 2020 (dollar amounts in thousands):

Balance as of December 31, 2020
Credit facility and notes payable, net	$449,378
Deferred costs, net (1)	1,341
Less: Cash and cash equivalents	(8,805)
Net debt	$441,914
Gross real estate assets, net (2) and investment in CIM UII Onshore	$909,493
Net debt leverage ratio	48.6%
____________________________
(1)Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility.
(2)Net of gross intangible lease liabilities.

Cash Flow Analysis
Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
Operating Activities. Net cash provided by operating activities decreased by $573,000 for the year ended December 31, 2020, as compared to the same period in 2019. The decrease was primarily due to the timing of payments of accrued expenses and accounts payable, and amounts payable to affiliates during the year ended December 31, 2020. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities increased by $32.3 million for the year ended December 31, 2020, as compared to the same period in 2019, primarily due to our investment in CIM UII Onshore for $50.0 million, partially offset by an increase in net proceeds from real estate-related activity and from investments in marketable securities.
Financing Activities. Net cash provided by financing activities was $7.3 million for the year ended December 31, 2020, compared to net cash used in financing activities of $27.8 million for the year ended December 31, 2019. The increase of net cash provided by financing activities of $35.0 million was primarily due to an increase in net proceeds from borrowing facilities of $105.8 million during the year ended December 31, 2020, as compared to the same period in 2019, as well as a decrease in distributions to stockholders of $2.2 million, partially offset by a decrease in net proceeds from the issuance of common stock of $72.8 million.
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
Related-Party Transactions and Agreements
We have entered into agreements with CIM Income NAV Management or its affiliates, whereby we agree to pay certain fees, or reimburse certain expenses of, CIM Income NAV Management or its affiliates, primarily advisory and performance fees and expenses, organization and offering costs, sales commissions, dealer manager fees and expenses, ongoing stockholder servicing fees, and reimbursement of certain acquisition and operating costs. In addition, the Company purchased $50.0 million of limited partnership interests of CIM UII Onshore, which is affiliated with CIM. See Note 12 — Related-Party Transactions and Agreements to our consolidated financial statements in this Annual Report on Form 10-K for a further explanation of the various related-party transactions, agreements and fees.

Conflicts of Interest
Richard S. Ressler, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates including CIM Income NAV Management, is the chairman of the board, chief executive officer and president of CMFT and vice president of our advisor. One of our directors, Avraham Shemesh, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates including CIM Income NAV Management, serves as a director of CMFT. One of our directors, Elaine Y. Wong, who is also a principal of CIM, serves as a director of CMFT. One of our independent directors, W. Brian Kretzmer, also serves as an independent director of CMFT. Our chief financial officer and treasurer, Nathan D. DeBacker, who is also an officer of other real estate programs sponsored by CCO Group, is a vice president of CIM Income NAV Management and is an officer of certain of its affiliates. As such, there are conflicts of interest where CIM Income NAV Management or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM or another real estate program sponsored or operated by CIM or CCO Group, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of CIM Income NAV Management and these other real estate programs sponsored or operated by CCO Group could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of December 31, 2020 and 2019, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
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
Recoverability of Real Estate Assets
We acquire real estate assets and subsequently monitor those assets quarterly for impairment, including the review of real estate properties subject to direct financing leases, if applicable. Additionally, we record depreciation and amortization related to our assets. The risks and uncertainties involved in applying the principles related to real estate assets include, but are not limited to, the following:
•The estimated useful lives of our depreciable assets affects the amount of depreciation and amortization recognized on our assets;
•The review of impairment indicators and subsequent determination of the undiscounted future cash flows could require us to reduce the carrying value of assets held and used to a fair value estimated by management and recognize an impairment loss. The process for evaluating real estate impairment requires management to make significant assumptions related to certain inputs, including holding periods;
•The fair value of held for sale assets is estimated by management. This estimated value could result in a reduction of the carrying value of the asset; and
•Changes in assumptions based on actual results may have a material impact on our financial results.

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
•The value allocated to land, as opposed to buildings and tenant improvements, affects the amount of depreciation expense we record. If more value is attributed to land, depreciation expense is lower than if more value is attributed to buildings and tenant improvements;
•Intangible lease assets and liabilities can be significantly affected by estimates including market rent, lease term including renewal options at rental rates below estimated market rental rates, carrying costs of the property during a hypothetical expected lease-up period, and current market conditions and costs, including tenant improvement allowances and rent concessions; and
•We determine whether any financing assumed is above- or below-market based upon comparison to similar financing terms for similar types of debt financing with similar maturities.
Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements are described in Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements in this Annual Report on Form 10-K.
ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Interest Rate Risk
As of December 31, 2020, we had an aggregate of $109.0 million of variable rate debt, excluding any debt subject to interest rate swap agreements, and therefore, we are exposed to interest rate changes in LIBOR. As of December 31, 2020, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $545,000.
As of December 31, 2020, we had eight interest rate swap agreements outstanding, which mature on various dates from September 2021 to September 2022, with an aggregate notional amount of $281.5 million and an aggregate net fair value liability of $8.5 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of December 31, 2020, an increase of 50 basis points in interest rates would result in a derivative liability of $6.7 million, representing a $1.8 million net change to the fair value of the net derivative liability. A decrease of 50 basis points would result in a derivative liability of $10.4 million, representing a $1.9 million net change to the fair value of the net derivative liability.
As the information presented above includes only those exposures that existed as of December 31, 2020, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs and assume no other changes in our capital structure.
In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the SOFR as its preferred alternative to U.S. dollar LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.
We have the ability to borrow variable rate debt under our Credit Facility and interest rate swap agreements maturing on various dates from September 2021 to September 2022, as further discussed in Note 9 — Credit Facility and Notes Payable to our consolidated financial statements in this Annual Report on Form 10-K, that are indexed to LIBOR. As such, we are monitoring and evaluating the related risks, which include interest on loans, amount paid on securities, or amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty.
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
ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this Annual Report on Form 10-K.
ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2020.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2020 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2020, were effective at a reasonable assurance level.
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
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.OTHER INFORMATION
None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be presented in our definitive proxy statement for our 2021 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2020, and is incorporated herein by reference.
ITEM 11.EXECUTIVE COMPENSATION
The information required by this Item will be presented in our definitive proxy statement for our 2021 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2020, and is incorporated herein by reference.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be presented in our definitive proxy statement for our 2021 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2020, and is incorporated herein by reference.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item will be presented in our definitive proxy statement for our 2021 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2020, and is incorporated herein by reference.
ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be presented in our definitive proxy statement for our 2021 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2020, and is incorporated herein by reference.

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
Exhibits
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

1.1
Fifth Amended and Restated Dealer Manager Agreement by and between CIM Income NAV, Inc. and CCO Capital, LLC, dated May 12, 2020 (Incorporated by reference to Exhibit 1.1 to the Company's Quarterly Report on Form 10-Q (File No. 000-55187), filed May 15, 2020).

1.2	Form of Selected Dealer Agreement (Incorporated by reference to Exhibit 1.2 to the Company's Quarterly Report on Form 10-Q (File No. 000-55187), filed May 15, 2020).

3.1
Second Articles of Amendment and Restatement of CIM Income NAV, Inc. (f/k/a Cole Real Estate Income Strategy (Daily NAV), Inc.), dated as of August 26, 2013 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 333-169535), filed August 26, 2013).

3.2
Articles of Amendment to the Second Articles of Amendment and Restatement of CIM Income NAV, Inc. (f/k/a Cole Real Estate Income Strategy (Daily NAV), Inc., dated August 2, 2017 (Incorporated by reference to Exhibit 3.4 to the Post-effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-213271), filed August 2, 2017).

3.3
Second Articles of Amendment to the Second Articles of Amendment and Restatement of CIM Income NAV, Inc., dated November 27, 2018 (Incorporated by reference to Exhibit 3.3 to Post-effective Amendment No. 9 to the Company's Registration Statement on Form S-11 (File No. 333-213271), filed November 27, 2018).

3.4
Articles Supplementary to the Second Articles of Amendment and Restatement of CIM Income NAV, Inc., dated as of November 27, 2018 (Incorporated by reference to Exhibit 3.4 to Post-effective Amendment No. 9 to the Company's Registration Statement on Form S-11 (File 333-213271), filed November 27, 2018).

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

3.7
Second Amendment of Bylaws effective November 27, 2018 (Incorporated by reference to Exhibit 3.7 to the Post-effective Amendment No. 9 to the Company's Registration Statement on Form S-11 (File No. 333-213271), filed November 27, 2018.

4.1
Second Amended and Restated Distribution Reinvestment Plan (Incorporated by reference to Appendix D of the Company's Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-236339), filed August 10, 2020).

4.2
Second Amended and Restated Multiple Class Plan of CIM Income NAV, Inc., (Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K (File No. 000-55187), filed February 28, 2020). and Restated Multiple Class Plan of CIM Income NAV, Inc., effective November 27, 2018 (Incorporated by reference to Exhibit 4.2 to CIM Income NAV, Inc.’s Post-effective Amendment No. 9 to Form S-11 (File No. 333-213271), filed November 27, 2018).

4.3	Form of Initial Subscription Agreement (Incorporated by reference to Appendix A to the Company's Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-236339), filed August 10, 2020).

4.4	Form of Additional Subscription Agreement (Incorporated by reference to Appendix B to the Company's Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-236339), filed August 10, 2020).

Exhibit No.	Description
4.5
Form of Systematic Investment Program Subscription Agreement (Incorporated by reference to Appendix C to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-236339), filed August 10, 2020).

4.6
Description of the CIM Income NAV Inc.’s Securities Registered Under Section 12 of the Exchange Act of 1934 (Incorporated by reference to Exhibit 4.5 to the Company’s Form 10-K (File No. 00055187), filed March 30, 2020).

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

10.7
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

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as InLine XBRL and contained in Exhibit 101)
 ____________________________________

*	Filed herewith.
**	In accordance with Item 601(b) (32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
ITEM 16.FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 2021.

CIM Income NAV, Inc.

By:	/s/ NATHAN D. DEBACKER
Name:	Nathan D. DeBacker
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ RICHARD S. RESSLER	Chief Executive Officer, President and Chairman of the Board of Directors	March 30, 2021
Richard S. Ressler	(Principal Executive Officer)

/s/ NATHAN D. DEBACKER	Chief Financial Officer and Treasurer	March 30, 2021
Nathan D. DeBacker	(Principal Financial Officer)

/s/ JEFFREY R. SMITH	Vice President of Accounting	March 30, 2021
Jeffrey R. Smith	(Principal Accounting Officer)

/s/ GEORGE N. FUGELSANG	Independent Director	March 30, 2021
George N. Fugelsang

/s/ RICHARD J. LEHMANN	Independent Director	March 30, 2021
Richard J. Lehmann

/s/ ROGER D. SNELL	Independent Director	March 30, 2021
Roger D. Snell

/s/ W. BRIAN KRETZMER	Independent Director	March 30, 2021
W. Brian Kretzmer

/s/ AVRAHAM SHEMESH	Director	March 30, 2021
Avraham Shemesh

/s/ ELAINE Y. WONG	Director	March 30, 2021
Elaine Y. Wong

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of CIM Income NAV, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CIM Income NAV, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Real Estate Assets: Determination of Impairment Indicators — Refer to Notes 2 and 4 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of real estate assets for impairment involves an initial assessment of each real estate asset to determine whether events or changes in circumstances exist that may indicate that the carrying amounts of real estate assets are no longer recoverable. Possible indications of impairment may include credit concerns of a property’s major tenants, changes in anticipated holding periods, or other circumstances. When events or changes in circumstances exist, the Company evaluates its real estate assets for impairment by comparing undiscounted future cash flows expected to be generated over the life of each asset to the respective carrying amount. If the carrying amount of an asset exceeds the undiscounted future cash flows, an analysis is performed to determine the fair value of the asset.

The Company makes significant assumptions to evaluate real estate assets for possible indications of impairment, including expected holding periods. Changes in these assumptions could result in additional impairment charges in the future.

Given the Company’s evaluation of possible indications of impairment of real estate assets requires management to make significant assumptions, performing audit procedures to evaluate whether management appropriately identified events or changes in circumstances indicating that the carrying amounts of real estate assets may not be recoverable required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of real estate assets for possible indications of impairment included the following, among others:

•We evaluated management’s impairment indicator analysis by testing real estate assets for possible indications of impairment, including searching for adverse asset-specific and/or market conditions, such as vacancies, tenants that are late on rent or have outstanding rent balances, tenant move-outs, and tenant bankruptcies, among others.
•We tested the assumptions underlying management’s cash flow projections prepared as a completeness test to evaluate whether all impairment indicators have been appropriately identified.
•We performed corroborating inquiries with management, including property accounting, leasing and portfolio oversight to determine whether factors were identified in the current period that may be an impairment indicator, including changes in expected holding periods, or changes in market rental rates.

/s/ Deloitte & Touche LLP

Phoenix, Arizona
March 30, 2021
We have served as the Company’s auditor since 2010.

CIM INCOME NAV, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
ASSETS
Real estate assets:
Land	$139,644	$145,373
Buildings and improvements	632,190	656,208
Intangible lease assets	106,739	112,718
Total real estate assets, at cost	878,573	914,299
Less: accumulated depreciation and amortization	(101,991)	(80,938)
Total real estate assets, net	776,582	833,361
Investment in CIM UII Onshore, net	46,680	—
Investment in marketable securities	15,496	15,002
Total real estate assets, equity investments and marketable securities, net	838,758	848,363
Cash and cash equivalents	8,805	5,111
Restricted cash	415	607
Rents and tenant receivables, net	15,952	13,599
Prepaid expenses and other assets	984	777
Deferred costs, net	289	672
Due from affiliates	7	8
Assets held for sale	1,009	—
Total assets	$866,219	$869,137
LIABILITIES AND EQUITY
Credit facility and notes payable, net	$449,378	$348,939
Accrued expenses and accounts payable	4,518	3,444
Escrowed stockholder proceeds	—	50
Due to affiliates	13,826	16,567
Intangible lease liabilities, net	12,040	13,618
Distributions and redemptions payable	6,969	2,814
Derivative liabilities, deferred rental income and other liabilities	11,174	7,676
Total liabilities	497,905	393,108
Commitments and contingencies
Redeemable common stock	10,040	59,263
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
D Shares common stock, ,$0.01 par value per share; 122,500,000 shares authorized, 15,318,506 and 18,143,147 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	153	181
T Shares common stock, $0.01 par value per share; 122,500,000 shares authorized, 13,778,134 and 14,499,636 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	138	145
S Shares common stock, $0.01 par value per share; 122,500,000 shares authorized, 7,399 and 7,031 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	—	—
I Shares common stock, $0.01 par value per share;122,500,000 shares authorized, 1,011,342 and 1,097,896 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	10	11
Capital in excess of par value	493,417	507,913
Accumulated distributions in excess of earnings	(128,383)	(87,513)
Accumulated other comprehensive loss	(7,768)	(4,710)
Total stockholders’ equity	357,567	416,027
Non-controlling interests	707	739
Total equity	$358,274	$416,766
Total liabilities, redeemable common stock, and equity	$866,219	$869,137
The accompanying notes are an integral part of these consolidated financial statements.

CIM INCOME NAV, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Rental and other property income	$72,596	$77,606	$70,778
Interest income on marketable securities	345	206	134
Total revenues	72,941	77,812	70,912
Operating expenses:
General and administrative	5,512	7,021	7,096
Property operating	4,971	5,231	2,798
Real estate tax	5,703	5,238	5,076
Advisory fees and expenses	6,382	7,902	5,858
Transaction-related	726	1,233	1,774
Depreciation and amortization	27,647	29,182	27,361
Real estate impairment	13,851	3,090	2,267
Total operating expenses	64,792	58,897	52,230
Gain on disposition of real estate, net	627	10,213	1,019
Operating income	8,776	29,128	19,701
Other expense:
Loss on investment in CIM UII Onshore	(2,660)	—	—
Interest expense and other, net	(17,127)	(14,337)	(14,506)
Net (loss) income	(11,011)	14,791	5,195
Net income allocated to noncontrolling interest	32	41	37
Net (loss) income attributable to the Company	$(11,043)	$14,750	$5,158

Class D Common Stock:
Net (loss) income attributable to the Company	$(5,586)	$8,304	$3,165
Basic and diluted weighted average number of common shares outstanding	16,308,451	18,763,418	17,606,217
Basic and diluted net (loss) income per common share	$(0.34)	$0.44	$0.18

Class T Common Stock:
Net (loss) income attributable to the Company	$(5,142)	$5,933	$1,794
Basic and diluted weighted average number of common shares outstanding	14,155,490	13,983,267	10,769,145
Basic and diluted net (loss) income per common share	$(0.36)	$0.42	$0.17

Class S Common Stock:
Net (loss) income attributable to the Company	$(3)	$1	$—
Basic and diluted weighted average number of common shares outstanding	7,225	1,444	—
Basic and diluted net (loss) income per common share	$(0.47)	$0.84	$—

Class I Common Stock:
Net (loss) income attributable to the Company	$(312)	$512	$199
Basic and diluted weighted average number of common shares outstanding	986,387	1,122,442	1,040,969
Basic and diluted net (loss) income per common share	$(0.32)	$0.46	$0.19
The accompanying notes are an integral part of these consolidated financial statements.

CIM INCOME NAV, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net (loss) income	$(11,011)	$14,791	$5,195
Other comprehensive loss:
Unrealized holding gain (loss) on marketable securities	537	252	(88)
Reclassification adjustment for realized loss included in income as other expense	31	13	3
Unrealized loss on interest rate swaps	(8,287)	(5,373)	(750)
Amount of loss (gain) reclassified from other comprehensive (loss) income into income as interest expense and other, net	4,661	(167)	(294)
Total other comprehensive loss	(3,058)	(5,275)	(1,129)

Comprehensive (loss) income	(14,069)	9,516	4,066
Comprehensive income allocated to noncontrolling interest	32	41	37
Comprehensive (loss) income attributable to the Company	$(14,101)	$9,475	$4,029
The accompanying notes are an integral part of these consolidated financial statements.

CIM INCOME NAV, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value
Balance, January 1, 2018	25,695,557	$257	$378,266	$(45,506)	$1,657	$334,674	$772	$335,446
Cumulative effect of accounting changes	—	—	—	(37)	37	—	—	—
Issuance of common stock	9,831,064	98	181,284	—	—	181,382	—	181,382
Conversion of Shares	(108)	—	—	—	—	—	—	—
Distributions declared on common stock — $0.98 per common share	—	—	—	(28,766)	—	(28,766)	—	(28,766)
Commissions, dealer manager and ongoing stockholder servicing fees	—	—	(561)	—	—	(561)	—	(561)
Other offering costs	—	—	(1,339)	—	—	(1,339)	—	(1,339)
Redemptions of common stock	(2,654,144)	(26)	(48,224)	—	—	(48,250)	—	(48,250)
Equity-based compensation	7,212	—	33	—	—	33	—	33
Changes in redeemable common stock	—	—	(11,878)	—	—	(11,878)	—	(11,878)
Distributions to non-controlling interests	—	—	—	—	—	—	(43)	(43)
Comprehensive income (loss)	—	—	—	5,158	(1,129)	4,029	37	4,066
Balance, December 31, 2018	32,879,581	$329	$497,581	$(69,151)	$565	$429,324	$766	$430,090
Issuance of common stock	6,258,770	63	112,080	—	—	112,143	—	112,143
Conversion of shares	—	—	—	—	—	—	—	—
Distributions declared on common stock — $0.98 per D Share, T Share and I Share, $0.22 per S Share	—	—	—	(33,112)	—	(33,112)	—	(33,112)
Commissions, dealer manager and ongoing stockholder servicing fees	—	—	(5,355)	—	—	(5,355)	—	(5,355)
Other offering costs	—	—	(830)	—	—	(830)	—	(830)
Redemptions of common stock	(5,398,065)	(55)	(95,333)	—	—	(95,388)	—	(95,388)
Equity-based compensation	7,424	—	131	—	—	131		131
Changes in redeemable common stock	—	—	(361)	—	—	(361)	—	(361)
Distributions to non-controlling interests	—	—	—	—	—	—	(68)	(68)
Comprehensive income (loss)	—	—	—	14,750	(5,275)	9,475	41	9,516
Balance, December 31, 2019	33,747,710	$337	$507,913	$(87,513)	$(4,710)	$416,027	$739	$416,766
Issuance of common stock	1,951,610	19	34,065	—	—	34,084	—	34,084
Conversion of Shares	(400)	—	—	—	—	—	—	—
Distributions declared on common stock — $0.95 per common share	—	—	—	(29,827)	—	(29,827)	—	(29,827)
Commissions, dealer manager and ongoing stockholder servicing fees	—	—	(1,009)	—	—	(1,009)	—	(1,009)
Other offering costs	—	—	(253)	—	—	(253)	—	(253)
Redemptions of common stock	(5,635,111)	(55)	(97,402)	—	—	(97,457)	—	(97,457)
Equity-based compensation	10,691	—	180	—	—	180	—	180
Equity-based payments to Advisor	40,881	—	700	—	—	700	—	700
Changes in redeemable common stock	—	—	49,223	—	—	49,223	—	49,223
Distributions to non-controlling interests	—	—	—	—	—	—	(64)	(64)
Comprehensive (loss) income	—	—	—	(11,043)	(3,058)	(14,101)	32	(14,069)
Balance, December 31, 2020	30,115,381	$301	$493,417	$(128,383)	$(7,768)	$357,567	$707	$358,274

The accompanying notes are an integral part of these consolidated financial statements.

CIM INCOME NAV, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net (loss) income	$(11,011)	$14,791	$5,195
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, net	27,402	28,801	26,855
Straight-line rental income	(2,736)	(3,615)	(3,070)
Write-off of uncollectible lease-related receivables	1,406	2	—
Amortization of deferred financing costs	1,073	1,084	1,086
Amortization on marketable securities	70	17	9
Equity-based compensation	180	131	33
Equity-based payments to Advisor	700	—	—
Loss on sale of marketable securities	31	13	3
Loss on investment in CIM UII Onshore	2,660	—	—
Gain on disposition of real estate assets, net	(627)	(10,213)	(1,019)
Impairment of real estate assets	13,851	3,090	2,267
Write-off of deferred financing costs	—	—	130

Changes in assets and liabilities:
Rents and tenant receivables	(890)	(860)	312
Prepaid expenses and other assets	(445)	(693)	(35)
Accrued expenses and accounts payable	1,073	(359)	592
Deferred rental income and other liabilities	(94)	(31)	877
Due from affiliates	1	104	(12)
Due to affiliates	(671)	284	(387)
Net cash provided by operating activities	31,973	32,546	32,836
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(2,476)	(82,746)	(254,949)
Investment in marketable securities	(3,946)	(10,112)	(1,269)
Proceeds from sale and maturities of marketable securities	3,919	811	1,202
Investment in CIM UII Onshore	(50,000)	—	—
Distributions of capital from investment in CIM UII Onshore	660	—	—
Net proceeds from disposition of real estate assets	15,909	88,080	47,660
Payment of property escrow deposits	—	(1,700)	(5,240)
Refund of property escrow deposits	—	1,700	5,740
Proceeds from the settlement of insurance claims	204	498	—
Net cash used in investing activities	(35,730)	(3,469)	(206,856)
Cash flows from financing activities:
Proceeds from issuance of common stock	20,976	95,942	167,608
Offering costs on issuance of common stock	(3,332)	(5,487)	(7,908)
Redemptions of common stock	(95,375)	(95,388)	(48,250)
Distributions to stockholders	(14,646)	(16,816)	(14,399)
Proceeds from credit facility and notes payable	127,000	63,000	206,000
Repayments of credit facility and notes payable	(27,240)	(69,000)	(127,275)
Deferred financing costs paid	(10)	(42)	(187)
Distributions to noncontrolling interests	(64)	(68)	(43)
Change in escrowed stockholder proceeds liability	(50)	50	—
Net cash provided by (used in) financing activities	7,259	(27,809)	175,546
Net increase in cash and cash equivalents and restricted cash	3,502	1,268	1,526
Cash and cash equivalents and restricted cash, beginning of period	5,718	4,450	2,924
Cash and cash equivalents and restricted cash, end of period	$9,220	$5,718	$4,450
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$8,805	$5,111	$3,644
Restricted cash	415	607	806
Total cash and cash equivalents and restricted cash	$9,220	$5,718	$4,450

The accompanying notes are an integral part of these consolidated financial statements.

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND BUSINESS
CIM Income NAV, Inc. (the “Company”) is a monthly priced perpetual life non-exchange traded real estate investment trust (“REIT”) formed as a Maryland corporation on July 27, 2010 that qualified as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2012. Substantially all of the Company’s business is conducted through CIM Income NAV Operating Partnership, LP, a Delaware limited partnership (“CIM Income NAV OP”), of which the Company is the sole general partner, and owns, directly or indirectly, 100% of the partnership interests. The Company is externally managed by CIM Income NAV Management, LLC, a Delaware limited liability company (“CIM Income NAV Management”), which is an affiliate of CIM Group, LLC (“CIM”). CIM is a community-focused real estate and infrastructure owner, operator, lender and developer. Headquartered in Los Angeles, California, CIM has offices across the United States and in Tokyo, Japan.
CCO Group, LLC owns and controls CIM Income NAV Management, the Company’s advisor, and is the indirect owner of CCO Capital, LLC (“CCO Capital”), the Company’s dealer manager, and CREI Advisors, LLC (“CREI Advisors”), the Company’s property manager. CCO Group, LLC and its subsidiaries (collectively, “CCO Group”) serve as the Company’s sponsor and as a sponsor to CIM Real Estate Finance Trust, Inc. (“CMFT”).
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
On November 27, 2018, the Company amended its charter to, among other things, change the name and designation of its W Shares to Class D Common Stock (the “D Shares”), and its A Shares to Class T Common Stock (the “T Shares”), respectively, and reclassified a portion of its common stock as Class S Common Stock (the “S Shares”), to be offered alongside its D Shares, T Shares and I Shares in its continuous public offering (the “Share Modifications”). The Company is offering to sell any combination of D Shares, T Shares, S Shares and I Shares with a dollar value up to the maximum offering amount. In connection with the Share Modifications, when the Company refers to its share classes in this Annual Report on Form 10-K with respect to dates prior to November 27, 2018 (the “Restructure Date”), the Company is referring to its shares under its prior share structure, and when the Company refers to its share classes in this Annual Report on Form 10-K with respect to dates on or after November 27, 2018, the Company is referring to its shares under its new share structure. See Note 12 — Related-Party Transactions and Agreements to the Company’s consolidated financial statements for detailed information regarding the advisory and dealer manager amendments related to its Share Modifications. As of December 31, 2020, the Company had issued approximately 48.8 million shares of common stock in the Offering, including 3.7 million in shares issued in the DRIP, for gross offering proceeds of $878.2 million before $26.2 million in upfront selling commissions, dealer manager fees and the current portion of stockholder servicing fees and $6.5 million in organization and offering costs. Effective April 1, 2020, the Company modified its Offering and certain other features of the Company from a daily to a monthly NAV REIT. As part of the change from a daily to a monthly NAV REIT, the Board approved, among other things: (1) a change in the frequency of the NAV calculations from daily to monthly and certain other related changes to the Company’s valuation policies; and (2) adopted an amended share redemption program that provides for redemptions on a monthly basis.
The per share purchase price for each class of common stock varies from month-to-month and, each month, is generally equal to, for each class of common stock, the Company’s net asset value (“NAV”) for such class, divided by the number of shares of that class outstanding, as of the prior month, plus, for T Shares and S Shares sold in the Primary Offering, applicable upfront selling commissions and dealer manager fees. The Company’s NAV per share is calculated monthly as of the last calendar day of each month by an independent fund accountant using a process that incorporates (1) the periodic valuations of each of the Company’s real estate assets and related liabilities by the Company’s independent valuation expert, (2) ongoing assessment by the valuation expert of the estimated impact of any events that require adjustment to the most recent valuations determined by the valuation expert, (3) updates in the price of liquid assets for which third-party market quotes are available,

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(4) valuations of any securities or other assets for which market quotes are not available, (5) valuation of the Company’s other assets and liabilities, (6) accruals of the Company’s distributions for each share class, and (7) estimates of monthly accruals, on a net basis, of operating revenues, expenses, debt service costs and fees. As of December 31, 2020, the NAV per share for D Shares, T Shares, S Shares and I Shares was $16.75, $16.32, $16.30 and $17.04, respectively. The Company’s NAV is not audited or reviewed by its independent registered public accounting firm.
The Company has used substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio primarily consisting of retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States. As of December 31, 2020, the Company owned 123 commercial properties, including two properties owned through a consolidated joint venture arrangement (the “Consolidated Joint Venture”), comprised of 5.3 million rentable square feet of commercial space located in 34 states, and which was 98.1% leased, including month-to-month agreements, if any. As of December 31, 2020, the Company also owned limited partnership interests with CIM UII Onshore, L.P. (“CIM UII Onshore”), the sole purpose of which is to invest all of its assets in CIM Urban Income Investments, L.P. (“CIM Urban Income”), which is a private institutional fund that acquires, owns and operates substantially stabilized, diversified real estate and real estate-related assets in urban markets primarily located throughout North America.
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
A VIE must be consolidated by its primary beneficiary, which is generally defined as the party who has a controlling financial interest in the VIE. The Company qualitatively assesses whether it is (or is not) the primary beneficiary of a VIE. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance and its obligation to absorb losses from or right to receive benefits of the VIE that could potentially be significant to the VIE. The Company consolidates any VIEs when the Company is determined to be the primary beneficiary of the VIE, and the difference between consolidating the VIE and accounting for it using the equity method could be material to the Company’s consolidated financial statements. The Company continually evaluates the need to consolidate any VIEs based on standards set forth in GAAP as described above. As of December 31, 2020 and 2019,

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the Company determined that it had a controlling interest in the Consolidated Joint Venture and therefore met the requirements for consolidation.
Reclassifications
The Company is separately presenting the write-off of uncollectable lease-related receivables of $2,000 for the year ended December 31, 2019, which was previously included in straight-line rental income, net in the consolidated statements of cash flows. This reclassification had no effect on previously reported totals or subtotals.
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, lease concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. During the year ended December 31, 2020, the Company recorded impairment charges of $13.9 million, related to one anchored shopping center and one retail property due to the carrying value being greater than the estimated fair value of the property, net of selling costs, and one anchored shopping center and three retail properties, due to tenant bankruptcy. The Company’s impairment assessment as of December 31, 2020 was based on the most current information available to the Company, including expected holding periods. If the Company’s expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. The Company cannot provide any assurance that additional material impairment charges with respect to the Company’s real estate assets will not occur during 2021 or in future periods. During the year ended December 31, 2019, the Company recorded impairment charges of $3.1 million, related to one anchored shopping center and five retail properties, due to the carrying value being greater than the estimated fair value of the property. During the year ended December 31, 2018, the Company recorded impairment charges of $2.3 million, related to one anchored shopping center, due to the carrying value being greater than the estimated fair value of the property.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. As of December 31, 2020, the Company identified one property with a fair value of $1.0 million as held for sale. There were no assets identified as held for sale as of December 31, 2019.

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Disposition of Real Estate Assets
Gains and losses from dispositions are recognized once the various criteria relating to the terms of sale and any subsequent involvement by the Company with the asset sold are met. A discontinued operation includes only the disposal of a component of an entity and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. The Company’s property dispositions during the years ended December 31, 2020 and 2019 did not qualify for discontinued operations presentation, and thus, the results of the properties that have been sold remain in operating income, and any associated gains or losses from the disposition are included in gain on disposition of real estate, net.
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
During the years ended December 31, 2020, 2019 and 2018, all real estate acquisitions qualified as asset acquisitions and, as such, acquisition-related fees and certain acquisition-related expenses related to these asset acquisitions are capitalized and allocated to tangible and intangible assets and liabilities, as described above.
Investment in Marketable Securities
Investment in marketable securities consists primarily of the Company’s investment in corporate and government debt securities. The Company determines the appropriate classification for debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 2020, the Company classified its investments as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in other comprehensive (loss) income.
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
Investment in CIM UII Onshore
As of December 31, 2020, the Company had invested capital of $49.3 million in CIM UII Onshore with a carrying value of $46.7 million, which represents less than 5% ownership of CIM UII Onshore. The Company accounts for its investment under the equity method. The equity method of accounting requires the investment to be initially recorded at cost, including transaction costs incurred to finalize the investment, and subsequently adjusted for the Company’s share of equity in CIM UII Onshore’s earnings and distributions. The Company records its share of CIM UII Onshore’s profits or losses on a quarterly basis as an adjustment to the carrying value of the investment on the Company’s consolidated balance sheet and is recognized as a profit or loss on the consolidated statements of operations. The Company recorded its share of loss of $2.7 million during the year ended December 31, 2020, in the consolidated statements of operations During the year ended December 31, 2020, the Company received $660,000 in dividends, which reduced the invested capital and the carrying amount of the Company’s investment as the dividends are not recognized as dividend income.
Noncontrolling Interest in Consolidated Joint Venture
The Company has a controlling interest in a Consolidated Joint Venture and, therefore, meets the requirements for consolidation. The Company recorded net income of $32,000 and paid distributions of $64,000 to the noncontrolling interest during the year ended December 31, 2020. The Company recorded the noncontrolling interest of $707,000 and $739,000 as of December 31, 2020 and 2019, respectively, on the consolidated balance sheets.
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

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

exceed federally insured levels. Although the Company bears risk on amounts in excess of those insured by the FDIC, it has not experienced and does not anticipate any losses due to the high quality of the institutions where the deposits are held.
The Company had $415,000 and $607,000 in restricted cash as of December 31, 2020 and 2019, respectively. Included in restricted cash was $134,000 and $136,000 held by lenders in lockbox accounts as of December 31, 2020 and 2019, respectively. As part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which funds in excess of the required minimum balance are disbursed on a weekly basis to the Company. Restricted cash as of December 31, 2020 and 2019 also included $281,000 and $421,000, respectively, held in escrow for tenant improvements at a certain property in accordance with the associated lease agreement. In addition, restricted cash included $50,000 of escrowed investor proceeds for which shares of common stock had not been issued as of December 31, 2019. There were no such proceeds as of December 31, 2020.
Deferred Financing Costs
Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. These costs are amortized to interest expense over the terms of the respective financing agreements using the straight-line method, which approximates the effective interest method. Unamortized deferred financing costs are written off when the associated debt is extinguished or repaid prior to maturity. The presentation of all deferred financing costs, other than those associated with the revolving loan portion of the credit facility, are classified such that the debt issuance costs related to a recognized debt liability are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability rather than as an asset. Debt issuance costs related to securing a revolving line of credit are presented as an asset and amortized ratably over the term of the line of credit arrangement. As such, the Company’s current and corresponding prior period total deferred financing costs, net in the accompanying consolidated balance sheets relate only to the revolving loan portion of the credit facility and the historical presentation, amortization and treatment of unamortized costs are still applicable. As of December 31, 2020 and 2019, the Company had $289,000 and $672,000, respectively, of deferred financing costs, net of accumulated amortization, related to the revolving loan portion of the credit facility. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined the financing will not close.
Derivative Instruments and Hedging Activities
The Company accounts for its derivative instruments at fair value. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. The change in fair value of the derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive loss. The changes in fair value for derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria are recorded as a gain or loss to operations.
Due to Affiliates
CIM Income NAV Management and certain of its affiliates received, and will continue to receive, fees, reimbursements and compensation in connection with services provided relating to the Offering and the acquisition, management and performance of the Company’s assets. As of December 31, 2020 and 2019, $13.8 million and $16.6 million, respectively, was due to CIM Income NAV Management and its affiliates for such services, as discussed in Note 12 — Related-Party Transactions and Arrangements to these consolidated financial statements.
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
As of July 2020, the Company’s board of directors (the “Board”) determined that monthly redemptions temporarily would be limited to shares whose aggregate value is no more than 0.8% of our aggregate NAV as of the last calendar day of the previous calendar month, and in any calendar quarter, redemptions will be limited to shares whose aggregate value is no more than 2.0% of our aggregate NAV as of the last calendar day of the previous calendar quarter. While no assurances can be made regarding the timing of a return to the redemption plan limits stated in our existing share redemption plan, if at all, the Company is targeting to return to the limits under its amended and restated share redemption program (the “Amended Share Redemption

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Program”) to occur in the third quarter of 2021. As of December 31, 2020 and 2019, the redeemable common stock recorded on the consolidated balance sheets was $10.0 million and $59.3 million, respectively.
Stockholder Servicing Fees
The Company pays CCO Capital stockholder servicing fees, which are calculated on a daily basis in the amount of 1/365th of 0.25%, 0.85% and 0.85% of the NAV per share, respectively, for each class of common stock outstanding for D Shares, T Shares and S Shares, respectively. The Company does not pay a stockholder servicing fee with respect to I Shares.
The stockholder servicing fees are paid monthly in arrears. An estimated liability for future stockholder servicing fees payable to CCO Capital is recognized at the time each share is sold and included in due to affiliates in the consolidated balance sheets with a corresponding decrease to capital in excess of par value. The Company recognized a liability for future fees payable to CCO Capital of $11.9 million and $13.9 million as of December 31, 2020 and 2019, respectively.
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
During the year ended December 31, 2020, the Company identified certain tenants where collection was no longer considered probable. For these tenants, the Company made the determination to record revenue on a cash basis and wrote off

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

total outstanding receivables of $1.4 million for the year ended December 31, 2020, which included $158,000 of straight-line rental income and $235,000 related to certain tenant reimbursements. These write offs reduced rental and other property income during the year ended December 31, 2020.
Income Taxes
The Company elected to be taxed, and currently qualifies, as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2012. The Company generally is not subject to federal corporate income tax to the extent it distributes its taxable income to its stockholders, and so long as it, among other things, distributes at least 90% of its annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the Company maintains its qualification for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
(Loss) Earnings and Distributions Per Share
The Company has four classes of common stock with nonforfeitable dividend rights that are determined based on a different NAV for each class. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which can result in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. Diluted income per share, when applicable, considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the years ended December 31, 2020, 2019 or 2018. Distributions per share are calculated based on the authorized monthly distribution rate. Prior to April 1, 2020, distributions were calculated based on the authorized daily distribution rate.
Offering and Related Costs
CIM Income NAV Management funds all of the organization and offering costs associated with the sale of the Company’s common stock (excluding upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees) and is reimbursed for such costs up to 0.75% of gross proceeds from the Offering, excluding upfront selling commissions and dealer manager fees, as applicable, charged on D Shares, T Shares and S Shares sold in the Primary Offering. As of December 31, 2020, CIM Income NAV Management, or its affiliates, had paid organization and offering costs in excess of the 0.75% in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable to CIM Income NAV Management.
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
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, which was subsequently amended by ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (“ASU 2018-19”), in November 2018. Subsequently, the FASB issued ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, ASU No. 2019-11 and ASU No. 2020-02 to provide additional guidance on the credit losses standard. ASU 2016-13 and the related updates are intended to improve financial reporting requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held-for-investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current GAAP. ASU 2018-19 clarified that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASU No. 2016-02, Leases (Topic 842) (“ASC 842”). ASU 2016-13 and ASU 2018-19 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company adopted ASU 2016-13 during the first quarter of fiscal year 2020, and has concluded that there is no material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This ASU amends and removes several disclosure requirements including the valuation processes for Level 3 fair value measurements. ASU 2018-13 also modifies some disclosure requirements and requires additional disclosures for changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and requires the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The provisions of ASU 2018-13 are effective January 1, 2020 using a prospective transition method for amendments effecting changes in unrealized gains and losses, significant unobservable inputs used to develop Level 3 fair value measurements and narrative description on uncertainty of measurements. The remaining provisions of ASU 2018-13 are to be applied retrospectively, and early adoption is permitted. The Company adopted ASU 2018-13 during the first quarter of fiscal year 2020, and has concluded that there is no material impact on its consolidated financial statements.
In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities (“ASU 2018-17”). The guidance changes the guidance for determining whether a decision-making fee is a variable interest. Under the new ASU, indirect interests held through related parties under common control will now be considered on a proportional basis when determining whether fees paid to decision makers and service providers are variable interests. Such indirect interests were previously treated the same as direct interests. ASU 2018-17 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company adopted ASU 2018-17 during the first quarter of fiscal year 2020, and has concluded that there is no material impact on its consolidated financial statements.
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
The Company has elected to apply this guidance to avoid performing a lease by lease analysis for the lease concessions that (1) were granted as relief due to COVID-19 related impacts and (2) result in the cash flows remaining substantially the same or less than the original contract and will account for these lease concessions as if no changes were made to the leases. During the year ended December 31, 2020, the Company provided lease concessions, in the form of rent deferrals or rent abatements, to certain tenants in response to the impact of the COVID-19 pandemic on those tenants. As of December 31, 2020, the Company had granted rent deferrals with an aggregate deferral amount of $539,000. The deferral of rental payments affects the timing, but not the amount, of the lease payments and resulted in an increase of $539,000 to the Company’s lease related receivables balance as of December 31, 2020. Additionally, as of December 31, 2020, the Company had granted rental abatements of $218,000.
In addition, the Company entered into lease amendments during the year ended December 31, 2020 that provided for lease concessions, through rent abatements or rent deferrals, that represented substantive changes to the consideration in the original lease. These lease amendments extended the lease periods to 36 months. For these leases, the Company applied the lease modification accounting framework pursuant to ASC 842. As of December 31, 2020, these lease amendments resulted in rent abatements of $400,000.

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of March 24, 2021, the Company has collected approximately 99% of rental payments billed to tenants during the three months ended December 31, 2020.
In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”). The amendments in ASU 2021-01 clarify that certain optional expedients and exceptions for contract modifications and hedge accounting apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of the discontinuation of the use of LIBOR as a benchmark interest rate due to reference rate reform. ASU 2021-01 is effective immediately for all entities with the option to apply retrospectively as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, and can be applied prospectively to any new contract modifications made on or after January 7, 2021. The Company currently uses LIBOR as its benchmark interest rate for its derivative instruments, and has not entered into any new contracts on or after the effective date of ASU 2021-01. The Company is evaluating the impact of this ASU’s adoption, and does not believe this ASU will have a material impact on its consolidated financial statements.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of December 31, 2020, the estimated fair value of the Company’s debt was $451.0 million, compared to a carrying value of $450.7 million. As of December 31, 2019, the estimated fair value of the Company’s debt was $351.2 million, compared to a carrying value of $351.0 million.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2020 and 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of December 31, 2020 and 2019, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2020 and 2019 (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Marketable securities	$15,496	$15,496	$—	$—
Financial liabilities:
Interest rate swaps	$(8,509)	$—	$(8,509)	$—

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Interest rate swaps	$34	$—	$34	$—
Marketable securities	15,002	15,002	—	—
Total financial assets	$15,036	$15,002	$34	$—
Financial liabilities:
Interest rate swaps	$(4,917)	$—	$(4,917)	$—
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
As discussed in Note 4 — Real Estate Assets, during the year ended December 31, 2020, real estate assets related to one anchored shopping center and three retail properties were impaired due to tenant bankruptcy. Additionally, real estate assets related to one anchored shopping center and one retail property were deemed to be impaired, due to the carrying values being greater than the estimated fair values of the properties, net of selling costs. The carrying value was reduced to an estimated fair value of 40.1 million, resulting in impairment charges of 13.9 million. During the year ended December 31, 2019, real estate assets related to one anchored shopping center and five retail properties were deemed to be impaired due to the carrying values being greater than the estimated fair values of the properties. The carrying value was reduced to an estimated fair value of $15.5 million, resulting in impairment charges of $3.1 million. The Company estimates fair values using Level 3 inputs and using a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain key assumptions, including, but not limited to, the following: (1) terminal capitalization rates; (2) discount rates; (3) the number of years the property will be held; (4) property operating expenses; and (5) re-leasing assumptions, including the number of months to re-lease, market rental income and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and the future performance

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and sustainability of the Company’s tenants. The Company determined that the selling prices used to determine the fair values were Level 2 inputs.
The following summarizes the ranges of discount rates and terminal capitalization rates used for the Company’s impairment test for the real estate assets during the year ended December 31, 2020:

Year Ended December 31, 2020
Discount Rate	Terminal Capitalization Rate
7.87% - 9.69%	7.37% - 9.19%
The following table presents the impairment charges by asset class recorded during the years ended December 31, 2020, 2019 and 2018(in thousands):

	Year Ended December 31,
	2020	2019	2018
Asset class impaired:
Land	$2,607	$329	$454
Buildings and improvements	8,889	2,227	1,000
Intangible lease assets	2,358	570	1,176
Intangible lease liabilities	(3)	(36)	(363)
Total impairment loss	$13,851	$3,090	$2,267
NOTE 4 — REAL ESTATE ASSETS
2020 Property Acquisitions
During the year ended December 31, 2020, the Company did not acquire any properties.
2020 Property Dispositions
During the year ended December 31, 2020, the Company disposed of two anchored shopping centers and three retail properties for an aggregate gross sales price of $16.8 million, resulting in net proceeds of $15.9 million after closing costs and a net gain of $627,000. The Company has no continuing involvement with these properties. The gain on sale of real estate is included in gain on disposition of real estate, net in the consolidated statements of operations.
2020 Impairment
The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate that the carrying value of certain of its real estate assets may not be recoverable. See Note 2 — Summary of Significant Accounting Policies for a discussion on the Company’s accounting policies regarding impairment of real estate assets. During the year ended December 31, 2020, two anchored shopping center and four retail properties totaling approximately 329,000 square feet with a combined carrying value of $54.0 million were deemed to be impaired and their carrying values were reduced to an estimated combined fair value of $40.1 million, resulting in impairment charges of $13.9 million, which were recorded in the consolidated statements of operations. See Note 3 — Fair Value Measurements for a further discussion on these impairment charges.
Consolidated Joint Venture
As of December 31, 2020, the Company had an interest in a Consolidated Joint Venture that owns and manages two properties, with total assets of $7.0 million, which included $7.2 million of land, building and improvements, and $641,000 of intangible assets, net of accumulated depreciation and amortization of $924,000, and total liabilities of $106,000. The Consolidated Joint Venture did not have any debt outstanding as of December 31, 2020. The Company has the ability to control operating and financial policies of the Consolidated Joint Venture. There are restrictions on the use of these assets as the Company would generally be required to obtain the approval of the partner (the “Consolidated Joint Venture Partner”) in accordance with the joint venture agreement for any major transactions. The Company and the Consolidated Joint Venture Partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2019 Property Acquisitions
During the year ended December 31, 2019, the Company acquired a 100% interest in four commercial properties for an aggregate purchase price of $78.6 million (the “2019 Asset Acquisitions”), which included $287,000 of external acquisition-related expenses that were capitalized. The Company funded the 2019 Asset Acquisitions with net proceeds from the Offering, real estate dispositions and available borrowings.
The following table summarizes the purchase price allocation for the 2019 Asset Acquisitions purchased during the year ended December 31, 2019 (in thousands):

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
2019 Impairment
During the year ended December 31, 2019, one anchored shopping center and five retail properties totaling approximately 129,000 square feet with a combined carrying value of $18.6 million were deemed to be impaired and their carrying values were reduced to an estimated fair value of $15.5 million, resulting in impairment charges of $3.1 million, which were recorded in the consolidated statements of operations. See Note 3 — Fair Value Measurements for a further discussion on these impairment charges.
2018 Property Acquisitions
During the year ended December 31, 2018, the Company acquired a 100% interest in 19 commercial properties for an aggregate purchase price of $254.2 million (the “2018 Acquisitions”), which included $1.4 million of external acquisition-related expenses that were capitalized. The Company funded the 2018 Acquisitions with net proceeds from the Offering and available borrowings.
The following table summarizes the purchase price allocation for the 2018 Acquisitions (in thousands):

2018 Asset Acquisitions
Land	28,293
Building and improvements	193,658
Acquired in-place leases and other intangibles(1)	31,279
Acquired above-market leases(2)	5,707
Intangible lease liabilities(3)	(4,721)
Total purchase price	$254,216
______________________
(1)The weighted average amortization period for acquired in-place leases and other intangibles was 13.7 years.
(2)The weighted average amortization period for acquired above-market leases was 14.0 years.
(3)The weighted average amortization period for acquired intangible lease liabilities was 17.5 years.

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
2018 Impairment
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
NOTE 5 — INTANGIBLE LEASE ASSETS AND LIABILITIES
Intangible lease assets and liabilities consisted of the following as of December 31, 2020 and 2019 (in thousands, except weighted average life remaining):

	As of December 31,
	2020	2019
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $27,966 and $23,026, respectively
(with a weighted average life remaining of 9.8 years and 14.6 years, respectively)	$65,157	$75,754
Acquired above-market leases, net of accumulated amortization of $3,938 and $3,118, respectively
(with a weighted average life remaining of 11.4 years and 12.7 years, respectively)	9,678	10,820
Total intangible lease assets, net	$74,835	$86,574
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $4,734 and $4,111, respectively
(with a weighted average life remaining of 10.2 years and 20.9 years, respectively)	$12,040	$13,618
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
The following table summarizes the amortization related to the intangible lease assets and liabilities for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
In-place lease and other intangible amortization	$7,776	$9,029	$8,971
Above-market lease amortization	$1,020	$1,104	$959
Below-market lease amortization	$1,393	$1,569	$1,501
As of December 31, 2020, the estimated amortization relating to the intangible lease assets and liabilities is as follows (in thousands):

	Amortization
Year Ending December 31,	In-Place Leases and Other Intangibles	Above-Market Leases	Below-Market Leases
2021	$7,397	$1,005	$1,237
2022	7,352	1,005	1,213
2023	7,197	1,004	1,203
2024	6,835	943	1,140
2025	6,197	883	1,109
Thereafter	30,179	4,838	6,138
Total	$65,157	$9,678	$12,040

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
During the year ended December 31, 2020, the Company recognized an equity method net loss of $2.7 million related to its investment. The Company received dividends totaling $660,000 related to its investment during the year ended December 31, 2020, which was recognized as a return of capital. As of December 31, 2020, the carrying value of the Company’s investment was $46.7 million, which represents less than 5% ownership of CIM UII Onshore, and approximates fair value.
NOTE 7 — MARKETABLE SECURITIES
The Company owned marketable securities with an estimated fair value of $15.5 million and $15.0 million as of December 31, 2020 and 2019, respectively. The following is a summary of the Company’s available-for-sale securities as of December 31, 2020 (in thousands):

	Available-for-sale securities
	Amortized Cost Basis	Unrealized Gain	Fair Value
U.S. Treasury Bonds	$6,415	$274	$6,689
U.S. Agency Bonds	1,721	35	1,756
Corporate Bonds	6,619	432	7,051
Total available-for-sale securities	$14,755	$741	$15,496
The following table provides the activity for the marketable securities during the year ended December 31, 2020 (in thousands):

	Amortized Cost Basis	Unrealized Gain (Loss)	Fair Value
Marketable securities as of January 1, 2020	$14,829	$173	$15,002
Face value of marketable securities acquired	3,699	—	3,699
Premiums and discounts on purchase of marketable securities, net of acquisition costs	247	—	247
Amortization on marketable securities	(70)	—	(70)
Sales and maturities of securities	(3,950)	31	(3,919)
Unrealized gain on marketable securities	—	537	537
Marketable securities as of December 31, 2020	$14,755	$741	$15,496
During the year ended December 31, 2020, the Company sold 26 marketable securities for aggregate proceeds of $3.9 million resulting in a loss of $31,000. In addition, the Company recorded an unrealized gain of $537,000 on its investments, which is included in accumulated other comprehensive income (loss) attributable to the Company in the accompanying consolidated statements of changes in equity for the year ended December 31, 2020 and the consolidated balance sheet as of December 31, 2020. The total unrealized holding gain on marketable securities of $741,000 and $173,000 as of December 31, 2020 and 2019, respectively, is included in accumulated other comprehensive income (loss) attributable to the Company in the accompanying consolidated statement of changes in equity.
The scheduled maturities of the Company’s marketable securities as of December 31, 2020 are as follows (in thousands):

	Available-for-sale securities
	Amortized Cost	Estimated Fair Value
Due within one year	$2,061	$2,074
Due after one year through five years	5,970	6,327
Due after five years through ten years	5,039	5,377
Due after ten years	1,685	1,718
Total	$14,755	$15,496

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Actual maturities of marketable securities can differ from contractual maturities because borrowers on certain debt securities may have the right to prepay their respective debt obligations at any time. In addition, factors such as prepayments and interest rates may affect the yields on such securities.
In estimating credit losses, management considers a variety of factors, including (1) whether the Company will be required to sell the impaired security before the recovery of its amortized cost basis, (2) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, and (3) whether the Company expects to recover the entire amortized cost basis of the security. The Company believes that none of the unrealized losses on investment securities are credit losses as management expects the Company will fully recover the entire amortized cost basis of all securities. As of December 31, 2020, the Company had no credit losses.
NOTE 8 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the year ended December 31, 2020, one of the Company’s interest rate swaps matured. As of December 31, 2020, the Company had eight interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of December 31, 2020 and 2019 (dollar amounts in thousands):

		Outstanding Notional Amount as of December 31, 2020				Fair Value of Liabilities
	Balance Sheet Location		Interest Rates(1)	Effective Dates	Maturity Dates	December 31, 2020	December 31, 2019
Interest Rate Swaps(2)	Derivative liabilities, deferred rental income and other liabilities	$281,465	3.46% to 4.99%	12/16/2016 to 9/30/2019	9/13/2021 to 9/6/2022	$(8,509)	$(4,917)
 ____________________________________
(1)The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of December 31, 2020.
(2)As of December 31, 2019, interest rate swaps with an aggregate outstanding notional amount of $49.2 million were in an asset position with an aggregate fair value balance of $34,000 and were included in prepaid expenses and other assets in the accompanying consolidated balance sheets.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the derivative instruments that are designated as hedges is recorded in other comprehensive loss, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the year ended December 31, 2020, the amounts of losses reclassified from other comprehensive (loss) income as an increase to interest expense was $4.7 million. For the years ended December 31, 2019 and 2018, the amount of gains reclassified from other comprehensive (loss) income as a decrease to interest expense was $167,000 and $294,000, respectively. The total unrealized holding loss on interest rate swaps of $8.5 million and $4.9 million as of December 31, 2020 and 2019, respectively, is included in accumulated other comprehensive income (loss) attributable to the Company in the accompanying consolidated statement of changes in equity. During the next 12 months, the Company estimates that an additional $5.7 million will be reclassified from total other comprehensive loss as an increase to interest expense. The Company includes cash flows from interest rate swap agreements in cash flows provided by operating activities on the consolidated statements of cash flows, as the Company’s accounting policy is to present cash flows from hedging instruments in the same category in the consolidated statements of cash flows as the category for cash flows from the hedged items.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations, under the agreements at an aggregate termination value, inclusive of interest payments of $8.7 million, which includes accrued interest, at December 31, 2020. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of December 31, 2020.
NOTE 9 — CREDIT FACILITY AND NOTES PAYABLE
As of December 31, 2020, the Company had $449.4 million of debt outstanding, including net deferred financing costs, with a weighted average years to maturity of 1.4 years and a weighted average interest rate of 3.66%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date. The following table summarizes the debt balances as of December 31, 2020 and 2019, and the debt activity for the year ended December 31, 2020 (in thousands):

		During the Year Ended December 31, 2020
	Balance as of December 31, 2019	Debt Issuances, Net (1)	Repayments	Amortization	Balance as of December 31, 2020
Credit facility	$212,500	$127,000	$(18,000)	$—	$321,500
Fixed rate debt	138,459	—	(9,240)	—	129,219
Total debt	350,959	127,000	(27,240)	—	450,719
Deferred costs - credit facility(2)	(1,023)	—	—	378	(645)
Deferred costs - fixed rate debt	(997)	—	—	301	(696)
Total debt, net	$348,939	$127,000	$(27,240)	$679	$449,378
 ____________________________________
(1)Includes deferred financing costs incurred during the period.
(2)Deferred costs related to the term portion of the credit facility, as discussed in Note 2 — Summary of Significant Accounting Policies.
Notes Payable
As of December 31, 2020, the Company had fixed rate debt outstanding of $129.2 million, including $69.0 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.56% to 4.17% per annum and as of December 31, 2020, the fixed rate debt had a weighted average interest rate of 3.93%. The fixed rate debt outstanding matures on various dates from October 2021 to February 2025. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $228.8 million as of December 31, 2020. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
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
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month LIBOR multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.70% to 2.20% for Revolving Loans and 1.60% to 2.10% for Term Loans; or (ii) a base rate ranging from 0.70% to 1.20% for Revolving Loans and 0.60% to 1.10% for Term Loans, plus the greater of: (a) JPMorgan Chase’s Prime Rate (as defined in the Second Amended Credit Agreement); (b) the Federal Funds Effective Rate (as defined in the Second Amended Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.0%. As of December 31, 2020, the Revolving Loans outstanding totaled $109.0 million at an interest rate of 2.20%. As of December 31, 2020, the Term Loans outstanding totaled $212.5 million, all of which are subject to interest rate swap agreements (the “Swapped Term Loans”). The interest rate swap agreements have the effect of fixing the Eurodollar Rate per annum of the Swapped Term Loan at an all-in rate of 4.25%. As of December 31, 2020, the Company had $321.5 million

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

outstanding under the Credit Facility at a weighted average interest rate of 3.56% and $103.5 million in unused capacity, subject to borrowing availability. The Company had $32.6 million available borrowings as of December 31, 2020.
The Second Amended Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Second Amended Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $367.1 million plus (ii) 75% of the equity issued (iii) minus the aggregate amount of any redemptions or similar transaction from the date of the Second Amended Credit Agreement, a leverage ratio less than or equal to 60%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75, a secured debt ratio equal to or less than 40%, and the amount of secured debt that is recourse debt at no greater than 15% of total asset value. As of December 31, 2020, the Company believes it was in compliance with the financial covenants of the Second Amended Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements.
Maturities
As of December 31, 2020, the Company had $109.0 million of debt outstanding under the Credit Facility maturing on September 6, 2021 and $20.4 million of fixed rate debt maturing on October 1, 2021. For the debt outstanding under the Credit Facility, the Company expects to extend the maturity date for the Revolving Loans for up to two six-month periods, subject to satisfying certain conditions contained in the Second Amended Credit Agreement. For the fixed rate debt, the Company expects to use cash on hand or entering into new financing arrangements in order to meet its debt obligations, which management believes is probable based on the current loan-to-value ratios, the occupancy of the Company’s properties and assessment of the lending environment. The Company believes cash on hand, net cash provided by operations and the entry into new financing arrangements will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued.
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to December 31, 2020 (in thousands):

Year Ending December 31,	Principal Repayments
2021	$129,442
2022	304,327
2023	—
2024	—
2025	16,950
Thereafter	—
Total	$450,719
NOTE 10 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Change in accrued dealer manager fees, ongoing stockholder servicing fees, and other offering costs	$613	$3,867	$(2,236)
Distributions to stockholders declared and unpaid	$4,887	$2,814	$2,719
Common stock issued through distribution reinvestment plan	$13,108	$16,201	$13,774
Redemptions to stockholders declared and unpaid	$2,082	$—	$—
Change in fair value of marketable securities	$568	$265	$85
Change in fair value of interest rate swaps	$(3,626)	$(5,540)	$(1,044)
Accrued deferred financing costs	$1	$—	$9
Supplemental Cash Flow Disclosures:
Interest paid	$16,115	$14,115	$13,273
Cash paid for taxes	$197	$179	$184

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
____________________________________
(1)The upfront selling commissions are based on a percentage of the transaction price, which is exclusive of the upfront selling commission, for T Shares and S Shares. Prior to February 28, 2020, there was a 1.50% upfront selling commission payable on D Shares. Effective February 28, 2020, there are no upfront selling commissions or dealer manager fees payable on D Shares. The dealer manager fee is based on a percentage of the transaction price for T Shares. Upfront selling commissions and dealer manager fees are deducted directly from the offering price for T Shares and S Shares and paid to CCO Capital. The Company has been advised that CCO Capital intends to reallow 100% of the upfront selling commissions on T Shares and S Shares to participating broker-dealers and may reallow a portion of the dealer manager fee.
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
Other organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding upfront selling commissions, dealer manager fees and the ongoing stockholder servicing fees) are paid for by CIM Income NAV Management or its affiliates and can be reimbursed by the Company up to 0.75% of the aggregate gross offering proceeds, excluding upfront selling commissions and dealer manager fees charged on T Shares and S Shares sold in the Primary Offering. Prior to February 28, 2020, there was a 1.50% upfront selling commission on D Shares. Effective February 28, 2020, there are

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

no upfront selling commissions on D Shares. As of December 31, 2020, CIM Income NAV Management or its affiliates had paid organization and offering expenses in excess of 0.75% of the gross proceeds from the Offering. These excess amounts were not included in the financial statements of the Company because such amounts were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess amounts may become payable to CIM Income NAV Management or its affiliates.
Advisory fees and expenses
The Company pays CIM Income NAV Management an asset-based advisory fee that is payable in arrears on a monthly basis and accrues daily in an amount equal to 1/365th of 1.10% of the Company’s NAV for each class of common stock. At the request of the Board, CIM Income NAV Management agreed to take 50% of the monthly advisory fee payment from August 2020 through June 30, 2021 in I Shares based on the then current NAV per share of such shares at the time of issuance. During the year ended December 31, 2020, approximately 41,000 Class I Shares were issued for payment of advisory fees, which vested upon issuance, totaling $700,000 for the year ended December 31, 2020 in equity-based payments included in advisory fees and expenses in the consolidated statements of operations.
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
Performance Fee
As compensation for services provided pursuant to the second amended and restated advisory agreement with CIM Income NAV Management, the Company will also pay CIM Income NAV Management a performance-based fee calculated based on the Company’s annual total return to stockholders for each class of common stock (defined below), payable annually in arrears. The total return to stockholders is defined, for each class of the Company’s common stock, as the change in NAV per share plus distributions per share for such class. For each respective class, the NAV per share is calculated on the last trading day of a calendar year shall be the amount against which changes in NAV per share for such class are measured during the subsequent calendar year. Under the terms of the advisory agreement, in the event that performance fees are earned for any particular period, CIM Income NAV Management will not be obligated to return any portion of such fees previously paid based on the Company’s subsequent performance. Through December 31, 2018, the performance fee was calculated such that for any calendar year in which the total return per share for a particular class exceeded 6% (the “6% Return”), CIM Income NAV Management would receive 25% of the excess total return on such class above the 6% Return allocable to that class, but in no event would the Company pay CIM Income NAV Management more than 10% of the aggregate total return, for that class, for such year. However, in the event the NAV per share of the Company’s D Shares, T Shares and I Shares decreased below the base NAV for the respective share class ($15.00, $16.72 and $16.82 for the D Shares, T Shares and I Shares, respectively) (the “Base NAV”), the performance fee for a respective class was not calculated on any increase in NAV up to the Base NAV for the respective share class. In addition, the performance fee was not payable with respect to any calendar year in which the NAV per share as of the last business day of the calendar year (the “Ending NAV”) for the respective share class was less than the Base NAV of that class. The Base NAV of any share class was subject to downward adjustment in the event that the Company’s Board, including a majority of the independent directors, determined that such an adjustment was necessary to provide an appropriate incentive to CIM Income NAV Management to perform in a manner that sought to maximize stockholder value and was in the best interests of the Company’s stockholders. In the event of any stock dividend, stock split, recapitalization or similar change in the Company’s capital structure, the Base NAV for the respective share class was to be ratably adjusted to reflect the effect of any such event. The Company did not reach the 6% Return during the year ended December 31, 2018 and, therefore, no performance fee was paid during the year.

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Starting with the period beginning on January 1, 2019, the performance-based fee is equal to 12.5% of the Total Return for each class of common stock, subject to a 5% Hurdle Amount, a High Water Mark and a Catch-Up (each term as defined in the advisory agreement), payable annually in arrears. The Company did not reach the 5% Hurdle Amount during the years ended December 31, 2020 and 2019.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CIM Income NAV Management and its affiliates related to the services described above during the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018
Upfront selling commissions	$396	$1,488	$2,797
Stockholder servicing fees (1)	$2,574	$2,910	$1,126
Dealer manager fees (1)	$69	$267	$2,609
Organization and offering expense reimbursement	$253	$830	$1,339
Acquisition expense reimbursement	$714	$1,217	$1,722
Advisory fee	$6,382	$7,902	$5,858
Operating expense reimbursement	$861	$2,388	$2,652
______________________
(1)Amounts are calculated for the respective period in accordance with the dealer manager agreement and exclude the estimated liability for the future fees payable to CCO Capital of $11.9 million and $13.9 million as of December 31, 2020 and 2019, respectively, which are included in due to affiliates in the consolidated balance sheets, with a corresponding decrease to capital in excess of par value, as described in Note 2 — Summary of Significant Accounting Policies.
Due to/from Affiliates
As of December 31, 2020 and 2019, $13.8 million and $16.6 million, respectively, was due to CIM Income NAV Management or its affiliates primarily related to the estimated liability for current and future stockholder servicing fees, the reimbursement of organization and offering expenses, and advisory fees, which were included in amounts due to affiliates on the consolidated balance sheets.
As of December 31, 2020 and 2019, $7,000 and $8,000 was due from CIM Income NAV Management or its affiliates related to amounts received by affiliates of the advisor which were due to the Company.
CIM UII Onshore Investment
On September 27, 2019, the Company executed a Subscription Agreement to purchase $50.0 million of limited partnership interests of CIM UII Onshore, which was accepted by the general partner of CIM UII Onshore on September 30, 2019. As of December 31, 2020, the limited partnership interest in CIM UII Onshore had a carrying value of $46.7 million. Both CIM UII Onshore and CIM Urban Income were formed by CIM, and CIM controls the general partner of both CIM UII Onshore and CIM Urban Income.
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
NOTE 14 — STOCKHOLDERS’ EQUITY
As of December 31, 2020, the Company was authorized to issue up to 500,000,000 shares of capital stock. Of the total number of shares of capital stock authorized (a) 490,000,000 shares are designated as common stock, 122,500,000 of which are classified as D Shares, 122,500,000 of which are classified as T Shares, 122,500,000 of which are classified as S Shares, and 122,500,000 of which are classified as I Shares, and (b) 10,000,000 shares are designated as preferred stock. All shares of such stock have a par value of $0.01 per share. The Company’s Board may amend the charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

class or series without stockholder approval. During the year ended December 31, 2020, the Company issued a total of 2.0 million shares, including 766,000 shares issued under the DRIP, for gross proceeds of $34.1 million. As of December 31, 2020, the Company had issued 48.8 million shares of common stock for cumulative gross proceeds of $878.2 million.
The table below provides information regarding the issuances and redemptions of each class of the Company’s common stock during the years ended December 31, 2020, 2019 and 2018 (dollar amounts in thousands):

	D Shares		T Shares		S Shares(1)		I Shares		Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balance as of January 1, 2018	15,837,102	$158	8,793,223	$88	—	$—	1,065,232	$11	25,695,557	$257
Issuance of common stock	4,853,772	48	4,719,621	47	—	—	257,671	3	9,831,064	98
Conversion of shares	(8,997)	—	—	—	—	—	8,889	—	(108)	—
Redemptions of common stock	(1,746,560)	(17)	(735,522)	(7)	—	—	(172,062)	(2)	(2,654,144)	(26)
Equity-based compensation	7,212	—	—	—	—	—	—	—	7,212	—
Balance as of December 31, 2018	18,942,529	$189	12,777,322	$128	—	$—	1,159,730	$12	32,879,581	$329
Issuance of common stock	2,670,861	27	3,471,200	35	7,031	—	109,678	1	6,258,770	63
Redemptions of common stock	(3,477,667)	(35)	(1,748,886)	(18)	—	—	(171,512)	(2)	(5,398,065)	(55)
Equity-based compensation	7,424	—	—	—	—	—	—	—	7,424	—
Balance as of December 31, 2019	18,143,147	$181	14,499,636	$145	7,031	$—	1,097,896	$11	33,747,710	$337
Issuance of common stock	751,336	8	1,164,339	11	368	—	35,567	—	1,951,610	$19
Conversion of shares	(25,087)	—	—	—	—	—	24,687	—	(400)	—
Redemptions of common stock	(3,561,581)	(36)	(1,885,841)	(18)	—	—	(187,689)	(1)	(5,635,111)	(55)
Equity-based compensation	10,691	—	—	—	—	—	—	—	10,691	—
Equity-based payments to advisor	—	—	—	—	—	—	40,881	—	40,881	—
Balance as of December 31, 2020	15,318,506	$153	13,778,134	$138	7,399	$—	1,011,342	$10	30,115,381	$301
______________________
(1)The Company did not issue any Class S Shares prior to October 10, 2019.
NAV per Share Calculation
The purchase and redemption price for shares of our common stock is based on our NAV per share for each class as determined each month. The Company has engaged an independent valuation expert which has expertise in appraising commercial real estate assets and related liabilities, to provide, on a rolling annual basis, valuations of each of the Company’s commercial real estate assets and related liabilities to be set forth in individual appraisal reports, and to adjust those valuations for events known to the independent valuation expert that it believes are likely to have a material impact on previously provided estimates of the value of the affected commercial real estate assets or related real estate liabilities. In addition, the calculation of NAV for each class includes liquid assets, which are priced monthly using third party pricing services, and cash and cash equivalents.
The Company’s NAV per share is calculated monthly as of the last calendar day of each month by an independent fund accountant using a process that incorporates (1) the periodic valuations of each of the Company’s real estate assets and related liabilities by the Company’s independent valuation expert, (2) ongoing assessment by the valuation expert of the estimated impact of any events that require adjustment to the most recent valuations determined by the valuation expert, (3) updates in the price of liquid assets for which third-party market quotes are available, (4) valuations of any securities or other assets for which market quotes are not available, (5) valuation of the Company’s other assets and liabilities, (6) accruals of the Company’s distributions for each share class, and (7) estimates of monthly accruals, on a net basis, of operating revenues, expenses, debt service costs and fees. The NAV for each class will be adjusted for subscriptions, redemptions and accruals of such class’s distributions and estimates of class-specific fee and expense accruals. Distributions reflect the monthly distribution rate set by the Company’s Board, which may vary for each class. Upfront selling commissions and dealer manager fees will have no effect on the NAV of any share class. The NAV is intended to reflect our estimated value as of the last calendar day of the month prior to the date that the NAV is determined.
The NAV per share for each class is determined by dividing such class’s NAV at the end of each month by the number of shares outstanding for that class as of the end each month, prior to giving effect to any share purchases or redemptions to be effected each month. At regularly scheduled board of directors meetings, the Company’s Board reviews the process by which the Company’s advisor estimated the monthly accruals and the independent fund accountant calculated the NAV per share, and the operation and results of the process to determine NAV per share generally. The Company’s NAV is not calculated in accordance with GAAP and is not audited by the independent registered public accounting firm.

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Distribution Reinvestment Plan
Pursuant to the DRIP, the Company allows stockholders to elect to have their distributions reinvested in additional shares of the Company’s common stock. The purchase price for shares under the DRIP is equal to the NAV per share on the date that the distribution is payable, after giving effect to the distribution. During the years ended December 31, 2020, 2019 and 2018, 766,000, 917,000 and 758,000 shares were purchased under the DRIP for $13.1 million, $16.2 million and $13.8 million, respectively.
Share Redemption Program
Effective April 1, 2020, the Company has adopted the Amended Share Redemption Program to provide limited liquidity whereby, on a monthly basis, stockholders may request that the Company redeems all or any portion of their shares. The Amended Share Redemption Program provides that, no later than on the second to last business day of a given month, stockholders may request that the Company redeems all or any portion of their shares, subject to a minimum redemption amount and certain short-term trading fees. The redemption price per share for each class will be our NAV per share for such class for that month, calculated by the independent fund accountant in accordance with our valuation policies. Prior to April 1, 2020, the share redemption plan provided limited liquidity whereby, on a daily basis, stockholders could request that the Company redeems all or any portion of their shares.
As of July 2020, the Board determined that monthly redemptions temporarily would be limited to shares whose aggregate value is no more than 0.8% of our aggregate NAV as of the last calendar day of the previous calendar month, and in any calendar quarter, redemptions will be limited to shares whose aggregate value is no more than 2.0% of our aggregate NAV as of the last calendar day of the previous calendar quarter. While no assurances can be made regarding the timing of a return to the redemption plan limits stated in the existing share redemption plan, if at all, the Company is targeting to return to the limits under the Amended Share Redemption Program to occur in the third quarter of 2021.
In addition, as of December 31, 2020, CIM Income NAV Management owned 13,333 D Shares. Pursuant to the Company’s charter, CIM Income NAV Management is prohibited from selling these shares, which represents the initial investment in the Company, for so long as the CCO Group remains the Company’s sponsor; provided, however, that CIM Income NAV Management could transfer ownership of all or a portion of such shares to other affiliates of the Company’s sponsor.
The Company intends to fund share redemptions with available cash, proceeds from our liquid investments and proceeds from the sale of additional shares. The Company may, after taking interests as a whole and the interests of its remaining stockholders into consideration, use proceeds from any available sources at the Company’s disposal to satisfy redemption requests, including, but not limited to, proceeds from sales of additional shares, excess cash flow from operations, sales of liquid investments, incurrence of indebtedness and, if necessary, proceeds from the disposition of real estate properties or real estate related assets. In an effort to have adequate cash available to support our share redemption plan, CIM Income NAV Management may determine to reserve borrowing capacity under our line of credit. CIM Income NAV Management could then elect to borrow against the line of credit in part to redeem shares presented for redemption during periods when the Company does not have sufficient proceeds from the sale of shares in the Offering to fund all redemption requests.
As of December 31, 2020, the quarterly redemption capacity was equal to 2% of the Company’s NAV and this amount was recorded as redeemable common stock on the consolidated balance sheet for a total of $10.0 million.
During the year ended December 31, 2020, the Company received redemption requests of approximately 11.3 million shares of our common stock for $188.4 million in excess of our redemption limit. During the year ended December 31, 2020, the Company received valid redemption requests under our Amended Share Redemption Program totaling approximately 16.8 million shares, of which we redeemed approximately 5.4 million shares as of December 31, 2020 for $93.6 million at an average redemption price of $17.31 per share and 126,000 shares subsequent to December 31, 2020 for $2.1 million at an average redemption price of $16.67. The remaining redemption requests relating to approximately 11.3 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program then in effect.
Distributions Payable and Distribution Policy
On July 23, 2020, the Board authorized a year-end distribution (the “Year-End Distribution”) of $0.0839 per share of our D Shares, T Shares, S Shares and I Shares, which amount will be adjusted based on the relative NAV of our D Shares, T Shares, S Shares and I Shares so that distributions constitute a uniform percentage of the NAV per share of all classes. The Year-End Distribution is payable to stockholders of record as of the close of business on December 30, 2020 and was paid in January

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2021 upon a determination by the Company’s chief financial officer that as of the payment date of the Year-End Distribution, the Company was able to pay its debts as they become due in the usual course of business and its assets were not less than the sum of its total liabilities. The Year-End Distribution was paid in cash or reinvested in shares of the Company’s common stock for stockholders participating in the distribution reinvestment plan. The Year-End Distribution was paid in addition to the distribution authorized by the Board for the month of December 2020.
Equity-Based Compensation
On August 9, 2018, the Board approved the adoption of the Company’s 2018 Equity Incentive Plan (the “Plan”), under which 400,000 of the Company’s common shares were reserved for issuance and share awards of 378,000 are available for future grant as of December 31, 2020.
As of December 31, 2020, the Company has granted awards of approximately 5,600 restricted D Shares to each of the independent members of the Board (approximately 22,400 restricted shares in aggregate) under the Plan. As of December 31, 2020, 14,600 of the restricted D Shares had vested based on one year of continuous service. The remaining 7,800 shares issued had not been forfeited as of December 31, 2020. The fair value of the Company’s share awards is determined using the Company’s NAV per share on the date of grant. Compensation expense related to these restricted D Shares is recognized over the vesting period. The Company recorded compensation expense of $131,000 for both the years ended December 31, 2020 and 2019 related to these restricted D Shares, which is included in general and administrative expenses in the accompanying consolidated statements of operations.
As of December 31, 2020, there was $99,000 of total unrecognized compensation expense related to the restricted D Shares issued in 2020, which will be recognized ratably over the remaining period of service prior to October 1, 2021.
The Board determined 50% of the Company’s independent directors’ quarterly compensation payments for the third quarter of 2020 through the first quarter of 2021 will be paid in D Shares based on the then current NAV per share at the time of issuance. As of December 31, 2020, the Company has granted awards of approximately 725 unrestricted D Shares to each of the independent members of the Board (approximately 2,900 unrestricted shares in aggregate). The Company recorded compensation expense of $49,000 for the year ended December 31, 2020 related to these unrestricted D Shares, which is included in general and administrative expenses in the accompanying consolidated statements of operations.
NOTE 15 — INCOME TAXES
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. Nondividend distributions will reduce U.S stockholders’ basis (but not below zero) in their shares. The following table shows the character of the distributions the Company paid on a percentage basis for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
Character of Distributions:	2020	2019	2018
Ordinary dividends	26.9%	38.9%	52.4%
Nondividend distributions	71.3%	43.1%	47.6%
Capital gain distributions	1.8%	18.0%	—%
Total	100%	100%	100%
During the years ended December 31, 2020, 2019 and 2018, the Company incurred state and local income and franchise taxes of $152,000, $214,000 and $182,000, respectively, which were recorded in general and administrative expenses on the consolidated statements of operations.
The Company had no unrecognized tax benefits as of or during the years ended December 31, 2020, 2019 and 2018. Any interest and penalties related to unrecognized tax benefits would be recognized within the provision for income taxes in the accompanying consolidated statements of operations. The Company files income tax returns in the U.S. federal jurisdiction, as well as various state jurisdictions, and is subject to routine examinations by the respective tax authorities.
NOTE 16 — LEASES
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

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

components as a single, combined operating lease component. Non-lease components primarily consist of maintenance services, including CAM, real estate taxes, insurance and utilities paid for by the lessor but consumed by the lessee. Non-lease components are considered to be variable rental and other property income and are recognized in the period incurred.
As of December 31, 2020, the Company’s leases had a weighted-average remaining term of 9.8 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of December 31, 2020, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Year Ending December 31,	Future Minimum Rental Income
2021	$62,374
2022	62,697
2023	62,710
2024	61,318
2025	57,480
Thereafter	335,208
Total	$641,787
A certain amount of the Company’s rental and other property income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the years ended December 31, 2020 and 2019, the amount of the contingent rent earned by the Company was not significant. Rental and other property income during the years ended December 31, 2020, 2019 and 2018 consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Fixed rental and other property income (1)	$63,782	$68,815	$63,669
Variable rental and other property income (2)	8,814	8,791	7,109
Total rental and other property income	$72,596	$77,606	$70,778
______________________
(1)Consists primarily of fixed contractual payments from operating leases with tenants recognized on a straight-line basis over the lease term, including amortization of acquired above- and below-market leases, and is net of uncollectible lease related receivables.
(2)Consists primarily of tenant reimbursements for recoverable real estate taxes and property operating expenses, and percentage rent.

CIM INCOME NAV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 17 — QUARTERLY RESULTS (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2020 and 2019 (in thousands, except for per share amounts). In the opinion of management, the information for the interim periods presented includes all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for each period.

	December 31, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$18,678	$17,236	$18,875	$18,152
Net (loss) income	$(3,510)	$(11,292)	$1,729	$2,062
Net (loss) income attributable to the Company	$(3,514)	$(11,301)	$1,721	$2,051
Basic and diluted net (loss) income per share - Class D common stock (1)	$(0.10)	$(0.36)	$0.06	$0.07
Basic and diluted net (loss) income per share - Class T common stock (1)	$(0.11)	$(0.36)	$0.05	$0.06
Basic and diluted net (loss) income per share - Class S common stock (1)	$(0.07)	$(0.51)	$0.10	$0.02
Basic and diluted net (loss) income per share - Class I common stock (1)	$(0.10)	$(0.35)	$0.06	$0.08
 ____________________________________
(1)The Company calculates net (loss) income per share based on the weighted-average number of outstanding shares of common stock during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

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
 ____________________________________
(1)The Company calculates net income per share based on the weighted-average number of outstanding shares of common stock during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.
(2)The Company did not issue any Class S Shares prior to October 10, 2019.
NOTE 18 — SUBSEQUENT EVENTS
Disposition of Real Estate Assets
Subsequent to December 31, 2020, the Company disposed of one property for an aggregate gross sales price of $1.1 million, resulting in net proceeds of $1.0 million after closing costs, and a gain of $10,000. No disposition fees were paid to CIM Income NAV Management or its affiliates in connection with the sale of this property and the Company has no continuing involvement with this property.

CIM INCOME NAV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

					Gross Amount
					at Which
		Initial Costs to Company		Total	Carried At	Accumulated
			Buildings &	Adjustment	December 31, 2020	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(f) (g)	Acquired	Constructed
Real Estate Held for Investment:
24 Hour Fitness
Orlando, FL	(f)	$2,528	$7,272	$(5,725)	$4,075	$42	2/5/2019	2018
AAA Office Park
Hamilton, NJ	(f)	3,254	25,221	—	28,475	2,468	3/22/2018	2007
Advance Auto
Macomb Township, MI	(f)	718	1,146	—	1,864	280	12/20/2011	2009
Ravenswood, WV	(f)	150	645	(137)	658	14	6/17/2015	1996
Sedalia, MO	(f)	374	1,187	—	1,561	236	9/23/2013	2013
AK Steel
West Chester, OH	(f)	1,028	19,914	—	20,942	1,925	4/30/2018	2007
Amcor Rigid Plastics
Ames, IA	$8,300	775	12,179	—	12,954	1,916	9/19/2014	1996
Apex Technologies
Mason, OH	(f)	997	11,657	—	12,654	1,111	12/19/2017	1999
AutoZone
Vandalia, OH	532	778	—	—	778	—	10/10/2014	2014
Bank of America
Fairview Park, OH	(f)	646	830	—	1,476	155	10/10/2014	2014
BioLife Plasma Services
Fort Wayne, IN		691	2,662	—	3,353	324	12/16/2016	2007
Moorhead, MN		727	3,109	—	3,836	365	12/16/2016	2008
Bob Evans
Defiance, OH	(f)	391	1,674	—	2,065	217	4/28/2017	2011
Dover, OH	(f)	362	1,495	—	1,857	189	4/28/2017	2008
Dundee, MI	(f)	403	1,438	—	1,841	172	4/28/2017	2000
Hamilton, OH	(f)	393	1,305	—	1,698	168	4/28/2017	1997
Hummelstown, PA	(f)	1,184	1,165	—	2,349	133	4/28/2017	1994
Mayfield Heights, OH	(f)	721	919	—	1,640	119	4/28/2017	2003
Burger King
Midwest City, OK	765	576	413	—	989	66	9/30/2014	2015
Caliber Collision
Houston, TX	(f)	466	4,929	—	5,395	603	8/11/2016	2016
San Antonio, TX	(f)	196	2,918	—	3,114	330	1/19/2017	1963
Venice, FL	(f)	857	2,662	—	3,519	330	8/12/2016	2015
CarMax
Tinley Park, IL	15,800	3,282	21,974	—	25,256	2,261	6/27/2017	1998
Carrier Rental Systems
Houston, TX	2,800	749	3,832	—	4,581	619	9/4/2014	2006
Cottage Plaza
Pawtucket, RI	(f)	5,431	15,582	8	21,021	1,707	6/29/2017	2004
CVS
Austin, TX	1,830	1,417	1,579	81	3,077	377	12/8/2011	1997
Erie, PA	(f)	1,007	1,157	63	2,227	271	12/9/2011	1999
Mansfield, OH	(f)	270	1,691	81	2,042	396	12/9/2011	1998
Wisconsin Rapids, WA	1,790	517	2,148	—	2,665	391	12/13/2013	2013
DaVita Dialysis
Austell, GA	(f)	581	2,359	—	2,940	403	5/6/2014	2009

CIM INCOME NAV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands) – (Continued)

					Gross Amount
					at Which
		Initial Costs to Company		Total	Carried At	Accumulated
			Buildings &	Adjustment	December 31, 2020	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(f) (g)	Acquired	Constructed
Dollar General
Erie, IL	(f)	$67	$974	$—	$1,041	$119	6/30/2016	2016
Gladwin, MI	$780	121	1,119	—	1,240	209	1/24/2014	2013
Glasford, IL	(f)	167	904	—	1,071	111	6/24/2016	2016
Independence, MO	837	276	1,017	—	1,293	213	3/15/2013	2012
Lexington, MI	707	89	1,033	—	1,122	194	1/24/2014	2013
New Richland, MN	(f)	173	900	—	1,073	111	6/24/2016	2016
Ocala, FL	(f)	205	1,308	—	1,513	225	5/7/2014	2013
Pine River, MN	(f)	230	872	—	1,102	111	4/8/2016	2016
Redfield, SD	(f)	43	839	—	882	145	9/5/2014	2014
Stacy, MN	658	84	810	—	894	127	11/6/2014	2014
Starbuck, MN	(f)	76	946	—	1,022	120	4/15/2016	2016
St. Joseph, MO	(f)	197	972	—	1,169	202	4/2/2013	2013
Topeka, KS	794	176	882	—	1,058	150	10/22/2014	2014
Trimble, MO	(f)	212	802	—	1,014	96	6/30/2016	2016
Wheaton, MN	(f)	134	874	—	1,008	111	4/22/2016	2016
Winthrop, MN	(f)	130	876	—	1,006	112	4/8/2016	2016
Duluth Trading
Arlington, TX	(f)	1,123	3,859	—	4,982	291	8/16/2018	2018
Wichita, KS		1,252	3,405	—	4,657	163	5/17/2019	2019
Enid Crossing
Enid, OK	3,407	685	4,426	515	5,626	938	6/30/2014	2013
Family Dollar
Centreville, AL	(f)	50	1,122	—	1,172	196	4/29/2014	2013
Danville, VA	(f)	228	774	—	1,002	166	6/17/2014	2013
Darby, MT	881	244	889	—	1,133	159	9/30/2014	2014
Denton, NC	(f)	334	545	—	879	109	6/17/2014	2012
Deridder, LA	(f)	183	746	—	929	157	9/3/2014	2014
Hampton, AR	651	131	741	—	872	163	9/15/2014	2014
Londonderry, OH	(f)	65	1,078	—	1,143	214	9/3/2014	2014
Tatum, NM	700	130	805	—	935	158	3/31/2014	2014
West Portsmouth, OH	(f)	214	768	—	982	130	9/23/2014	2004
FedEx
Elko, NV	(f)	186	2,024	—	2,210	402	5/28/2013	2012
Spirit Lake, IA	(f)	115	2,501	—	2,616	467	12/12/2013	2013
Fresh Thyme
Indianapolis, IN	4,470	1,074	7,452	—	8,526	798	9/26/2017	2016
Worthington, OH	(f)	2,648	6,498	—	9,146	763	8/9/2016	2015
H&E Equipment Services
Albuquerque, NM	(f)	1,211	4,278	—	5,489	521	6/19/2018	2016
Fort Myers, FL	(f)	735	3,963	—	4,698	368	6/19/2018	2016
Suwanee, GA	(f)	1,020	3,505	—	4,525	288	6/19/2018	2016
Hobby Lobby
Cadillac, MI	(f)	480	4,382	—	4,862	363	6/22/2018	2017
Sedalia, MO	(f)	478	3,976	—	4,454	319	3/15/2018	2016
Watertown, SD	(f)	565	4,252	—	4,817	370	2/22/2018	2016
Willmar, MN	(f)	1,289	3,721	—	5,010	346	2/22/2018	2017
Jewel-Osco
Spring Grove, IL	(f)	739	9,530	—	10,269	584	11/14/2018	2007
Wood Dale, IL	(f)	3,368	6,146	—	9,514	375	11/14/2018	1995
Jo-Ann's
Roseville, MI	(f)	506	2,747	200	3,453	630	9/30/2013	2013
Kloeckner
University Park, IL	(f)	816	11,887	—	12,703	748	11/7/2018	2016

CIM INCOME NAV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands) – (Continued)

					Gross Amount
					at Which
		Initial Costs to Company		Total	Carried At	Accumulated
			Buildings &	Adjustment	December 31, 2020	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(f) (g)	Acquired	Constructed
Kum & Go
Cedar Rapids, IA	$1,501	$630	$1,679	$—	$2,309	$342	5/3/2013	2011
LA Fitness
Pawtucket, RI	(f)	5,556	7,071	—	12,627	1,220	10/11/2016	2015
Rock Hill, SC	(f)	630	7,858	—	8,488	917	4/6/2017	2015
Levin Furniture
Monroeville, PA	(f)	1,023	9,607	—	10,630	841	11/22/2017
Lowe's
Fremont, OH	5,312	1,287	7,125	278	8,690	1,576	12/11/2013	1996
North Dartmouth, MA	(f)	7,334	11,976	—	19,310	1,682	1/4/2017	2004
Marshalls
Wilkesboro, NC	(f)	968	1,775	155	2,898	231	10/20/2016	1999
Mattress Firm
Gadsden, AL	(f)	393	1,413	—	1,806	282	6/10/2013	2012
Mattress Firm & Panera Bread
Elyria, OH	(f)	1,100	2,836	—	3,936	416	4/7/2016	2015
Mister Carwash
Hudson, FL	(f)	1,014	843	—	1,857	91	10/19/2016	2007
Spring Hill, FL	(f)	961	1,156	—	2,117	124	10/19/2016	2008
National Tire & Battery
Conyers, GA	1,657	522	1,845	—	2,367	307	9/26/2014	1995
Natural Grocers
Prescott, AZ	2,367	795	2,802	—	3,597	626	5/6/2013	2012
North Lake Square
Gainesville, GA	13,365	1,318	22,598	—	23,916	2,277	7/26/2017	2015
Northern Tool
Hoover, AK	(f)	691	2,150	—	2,841	375	8/15/2014	2014
O'Reilly Auto Parts
Decatur, GA	(f)	491	985	—	1,476	111	9/12/2016	2007
Fayetteville, NC	(f)	132	1,246	—	1,378	213	3/18/2014	2012
PetSmart
Lexington, NC	(f)	605	3,162	—	3,767	406	1/27/2017	2016
McAllen, TX	2,924	1,961	1,994	—	3,955	516	9/30/2014	1995
Procter & Gamble
Fayetteville, AR	(f)	1,757	8,663	485	10,905	757	4/2/2018	2006
Raising Canes
Avondale, AZ	(f)	1,435	1,857	—	3,292	308	5/23/2014	2013
Republic Services
Scottsdale, AZ		10,961	32,089	3,644	46,694	1,726	8/16/2019	1999
Sam's Club
Timonium, MD	9,150	6,194	11,042	—	17,236	1,732	11/28/2016	2000
Sherwin-Williams
Pigeon Forge, TN	(f)	392	661	—	1,053	75	11/1/2016	2015
Sleepy's
Roanoke Rapids, NC	(f)	238	1,267	—	1,505	180	8/17/2015	2015
Steinhafels
Madison, WI		3,257	11,607	—	14,864	531	5/1/2019	1994
SuperValu
Oglesby, IL	(f)	1,190	14,098	—	15,288	897	7/23/2018	1996
Tailwinds
Denton, TX	(f)	884	7,747	—	8,631	1,232	9/30/2014	2013
Tellico Greens
Loudon, TN	3,000	823	3,959	—	4,782	727	12/20/2013	2008

CIM INCOME NAV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands) – (Continued)

					Gross Amount
					at Which
		Initial Costs to Company		Total	Carried At	Accumulated
			Buildings &	Adjustment	December 31, 2020	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(f) (g)	Acquired	Constructed
Tempe Commerce
Tempe, AZ	(f)	$1,975	$12,512	$383	$14,870	$1,292	12/22/2017	1998
Tempe, AZ	(f)	1,872	10,758	—	12,630	823	9/17/2018	1998
Teradata
Miami Township, OH	(f)	1,161	9,181	—	10,342	1,223	12/12/2016	2010
The Toro Company
Windom, MN	(f)	73	8,708	—	8,781	1,030	5/19/2016	2016
Time Warner
Streetsboro, OH	$3,543	811	3,849	—	4,660	639	9/30/2014	2003
Tire Centers
Decatur, AL	1,311	208	1,329	—	1,537	233	10/3/2014	1998
Title Resource Group
Mt. Laurel, NJ	(f)	2,188	12,380	—	14,568	2,526	11/24/2015	2004
TJ Maxx
Danville, IL	(f)	271	2,528	—	2,799	579	9/23/2013	2013
Triangle Town Place
Raleigh, NC	16,400	4,694	23,044	(2,953)	24,785	266	12/15/2016	2004
Valeo North American HQ
Troy, MI	(f)	1,564	11,662	—	13,226	1,286	2/9/2018	2000
Valeo Production Facility
East Liberty, OH	(f)	268	5,564	—	5,832	557	6/2/2017	2016
Valvoline HQ
Lexington, KY	(f)	5,204	31,112	—	36,316	2,932	3/1/2018	2017
Vacant
Nephi, UT	(f)	180	2,872	(3,052)	—	—	3/4/2016	2015
Richmond, VA	(f)	785	688	—	1,473	80	4/28/2017	1990
York, PA	(f)	1,720	6,628	(4,857)	3,491	61	11/22/2017	1978
Walgreens
Coweta, OK	2,600	725	3,246	—	3,971	533	6/30/2014	2009
Reidsville, NC	3,603	610	3,801	—	4,411	887	12/8/2011	2008
St. Louis, MO	2,534	307	3,205	—	3,512	514	8/8/2014	2007
Walmart
Randallstown, MD	14,250	7,748	22,021	—	29,769	2,479	5/17/2017	2012
Weasler Engineering
West Bend, WI	(f)	600	12,732	—	13,332	833	6/22/2018	1957
West Marine
Mystic, CT	(f)	1,168	3,132	—	4,300	466	9/11/2015	2014
	$129,219	$142,392	$640,273	$(10,831)	$771,834	$70,087
 ____________________________________
(a)As of December 31, 2020, the Company owned 97 retail, four anchored shopping centers, 11 industrial and distribution and 11 office properties.
(b)Consists of capital expenditures and real estate development costs, and impairment charges.
(c)Gross intangible lease assets of $106.7 million and the associated accumulated amortization of $31.9 million are not reflected in the table above.
(d)The aggregate cost for federal income tax purposes was approximately $790.9 million.

CIM INCOME NAV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands) – (Continued)
(e)The following is a reconciliation of total real estate carrying value for the years ended December 31:

	2020	2019	2018
Balance, beginning of period	$801,581	$798,969	$618,085
Additions
Acquisitions	—	72,371	221,951
Improvements	2,388	2,751	472
Total additions	$2,388	$75,122	$222,423
Deductions
Dispositions	(16,635)	(68,722)	(39,272)
Impairments	(14,486)	(3,788)	(2,267)
Reclassified to assets held for sale	(1,014)	—	—
Total deductions	$(32,135)	$(72,510)	$(41,539)
Balance, end of period	$771,834	$801,581	$798,969
(f)The following is a reconciliation of accumulated depreciation for the years ended December 31:

	2020	2019	2018
Balance, beginning of period	$54,794	$41,645	$26,073
Additions
Acquisitions - depreciation expense	18,219	18,468	17,099
Improvements - depreciation expense	1,780	1,769	1,327
Total additions	$19,999	$20,237	$18,426
Deductions
Impairments	(2,983)	(1,230)	—
Dispositions	(1,718)	(5,858)	(2,854)
Reclassified to assets held for sale	(5)	—	—
Total deductions	$(4,706)	$(7,088)	$(2,854)
Balance, end of period	$70,087	$54,794	$41,645
(g)The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, buildings are depreciated over 40 years, site improvements are amortized over 15 years, and tenant improvements are amortized over the remaining life of the lease or the useful life, whichever is shorter.
(h)Part of the Credit Facility’s Borrowing Base. As of December 31, 2020, the Company had $321.5 million outstanding under the Credit Facility.