Form 10-K/A
period 2020-12-31
CIM INCOME NAV, INC.
filed 2021-04-19
CIK 1498542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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
As of April 9, 2021, there were approximately 15.2 million shares of Class D common stock, approximately 13.7 million shares of Class T common stock, approximately 7,600 shares of Class S common stock, and approximately 1.1 million shares of Class I common stock, par value $0.01 each, of CIM Income NAV, Inc. outstanding.

EXPLANATORY NOTE
CIM Income NAV, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference to our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by us within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.
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
As of the date of this report, our directors and executive officers, their ages and their positions and offices are as follows:

Name	Age	Position(s)
Richard S. Ressler	62	Chairman of the Board, Chief Executive Officer and President
George N. Fugelsang	80	Independent Director
W. Brian Kretzmer	68	Independent Director
Richard J. Lehmann	77	Independent Director
Avraham Shemesh	59	Director
Roger D. Snell	65	Independent Director
Elaine Y. Wong	41	Director
Richard S. Ressler has served as our chief executive officer, president and a director since February 2018, and as the chairman of our board of directors and a member of the nominating and corporate governance committee since August 2018. Mr. Ressler has also served as vice president of CIM Income NAV Management, LLC (“CIM Income NAV Management”), our advisor, CREI Advisors, LLC (“CREI Advisors”), our property manager, CCO Capital, LLC, our dealer manager (“CCO Capital”), and of CCO Group, LLC (“CCO Group”) since February 2018. Mr. Ressler is the founder and President of Orchard Capital Corp. (“Orchard Capital”), a firm through which Mr. Ressler oversees companies in which Orchard Capital or its affiliates invest. Through his affiliation with Orchard Capital, Mr. Ressler serves in various senior capacities with, among others, CIM Group, LLC (“CIM”), a community-focused real estate and infrastructure owner, operator, lender and developer, and the indirect parent of our sponsor, advisor, dealer manager and property manager; Orchard First Source Asset Management (together with its controlled affiliates, “OFSAM”), a full-service provider of capital and leveraged finance solutions to U.S. corporations; and OCV Management, LLC (“OCV”), an investor, owner and operator of technology companies. Mr. Ressler also serves as a board member for various public and private companies in which Orchard Capital or its affiliates invest, including as chairman of j2 Global, Inc. (NASDAQ: JCOM) . Mr. Ressler served as Chairman and CEO of JCOM from 1997 to 2000 and, through an agreement with Orchard Capital, currently serves as its non-executive Chairman. . Mr. Ressler has served as chairman of CIM Commercial Trust Corporation (NASDAQ: CMCT), a REIT operated by an affiliate of CIM that acquires, owns and operates Class A and creative office assets, since March 2014. He has also served as a chief executive officer, president and director of CIM Real Estate Finance Trust, Inc. (formerly Cole Credit Property Trust IV, Inc.) (“CMFT”), a REIT operated by an affiliate of CIM and our advisor which invests primarily in net lease core real estate assets as well as real estate loans and other credit investments, since February 2018, and has served as its chairman of the board since August 2018. Mr. Ressler served as chief executive officer, president and director of Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”) from February 2018 and chairman of the board as of August 2018 until CCIT III’s merger with CMFT in December 2020. Mr. Ressler has also served as director of Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”) from January 2019 until CCIT II’s merger with Griffin Capital Essential Asset REIT, Inc. (“GCEAR”), on March 1, 2021, and as a director of Cole Credit Property Trust V (“CCPT V”) from January 2019 until October 2019. Mr. Ressler co-founded CIM in 1994 and, through an agreement with Orchard Capital, serves as the chairman of CIM’s Real Assets Management Committee and Investment Committees, and serves on the Investment Allocation Committee. CIM Capital, LLC, and its relying advisers (CIM Capital Controlled Company Management, LLC, CIM Capital RE Debt Management, LLC, CIM Capital Real Property Management, LLC, and CIM Capital Securities Management, LLC), CIM Capital IC Management, LLC, and CIM Capital SA Management, LLC, affiliates of CIM, are registered with the United States Securities and Exchange Commission as registered investment advisers. Mr. Ressler co-founded the predecessor of OFSAM in 2001 and, through an agreement with Orchard Capital, chairs its executive committee. Mr. Ressler co-founded OCV in 2016 and, through an agreement with Orchard Capital, chairs its executive committee. Prior to founding Orchard Capital, from 1988 until 1994, Mr. Ressler served as Vice Chairman of Brooke Group Limited, the predecessor of Vector Group, Ltd. (NYSE: VGR) and served in various executive capacities at VGR and its subsidiaries. Prior to VGR, Mr. Ressler was with Drexel Burnham Lambert, Inc., where he focused on merger and acquisition transactions and the financing needs of middle-market companies. Mr. Ressler began his career in 1983 with Cravath, Swaine and Moore LLP, working on public offerings, private placements, and merger and acquisition transactions. Mr. Ressler holds a B.A. from Brown University, and J.D. and M.B.A. degrees from Columbia University. Mr. Ressler was selected to serve as a director because of his extensive real estate, business management and finance experience and expertise, in addition to his leadership roles at several public companies, all of which are expected to bring valuable insight to the board of directors.
George N. Fugelsang has served as an independent director and a member of our audit committee since September 2011, and as our chairman of the valuation, compensation and affiliate transactions committee and a member of the nominating and corporate governance committee since August 2018. He previously served as non-executive chairman of the board of directors from June 2015 until August 2018. Mr. Fugelsang served as a member of the board of directors, audit committee and compensation committee of Cole Credit Property Trust II, Inc. (“CCPT II”) from May 2010, June 2010 and May 2011, respectively, until CCPT II’s merger with Spirit Realty Capital, Inc. in July 2013. From 1994 through 2001, Mr. Fugelsang was chief executive officer of Dresdner Kleinwort Benson North America, the U.S.-based investment banking business of Dresdner Bank AG, where he was responsible for all of Dresdner Bank AG’s activities in North America. From 1996 until 2001, Mr. Fugelsang was also chairman of the board of Dresdner Bank Mexico, S.A., chairman of the board of Dresdner Bank Canada and a member of the board of directors of Dresdner RCM Global Investors LLC. Mr. Fugelsang served on the board of managers of Mrs. Fields’ Famous Brands, LLC from May 2004 until July 2008. Mr. Fugelsang also served on the boards of trustees of the Institute of International Bankers and the Thunderbird School of Global Management, and as a member of the board of directors of Advanced Research Technologies of Montreal, Canada. He was also a member of the board of the New York City Partnership, the German American Chamber of Commerce, Inc., and a director of the Foreign Policy Association in New York. Mr. Fugelsang formerly served on the advisory board of the Monterey Institute of International Studies, an affiliate of Middlebury College. Mr. Fugelsang was selected to serve as a director because of his experience as the chief executive officer of an investment bank, his extensive financing experience and his general business accomplishments, all of which are expected to bring valuable insight to the board of directors.
W. Brian Kretzmer has served as an independent director of our company since February 2018, and a member of our audit committee and our valuation, compensation and affiliate transactions committee since August 2018. Mr. Kretzmer currently operates his own consultancy practice and is an investor in several private firms where he serves in multiple capacities. From 1999 to 2006, Mr. Kretzmer was Chief Executive Officer of MAI Systems Corporation (which operated principally through its subsidiary Hotel Information Systems), a provider of enterprise management solutions for lodging organizations. He also served as Chief Financial Officer of MAI Systems Corporation from 1993 to 1996 and 1999 to 2000. Mr. Kretzmer is a thirty-year veteran in technology industries. Mr. Kretzmer has served as a director of j2 Global, Inc. since July 2007. He has served as an independent director of CMFT since February 2018, and as a member of its audit committee and valuation, compensation and affiliate transactions committee since August 2018. He also served as an independent director for CCIT III from February 2018 until CCIT III’s merger with CMFT in December 2020. Mr. Kretzmer holds a B.A. from Montclair State University and an M.B.A. from Farleigh Dickinson University. Mr. Kretzmer was selected to serve as a director because of his extensive operational and financial perspective and accounting expertise, in addition to his leadership roles at MAI Systems Corporation, all of which are expected to bring valuable insight to the board of directors.
Richard J. Lehmann has served as one of our independent directors since January 2012 and as the chairman of the nominating and corporate governance committee and a member of the valuation, compensation and affiliate transactions committee since August 2018. He has served as the founding principal of The Biltmore Bank of Arizona from 2002 to 2018, and previously served as chairman of Bank Capital Corporation, its former holding company, from 2002 until 2012. In 2012, The Biltmore Bank of Arizona was sold to Grandpoint Capital, Inc., a bank holding company headquartered in California. Mr. Lehmann served on the board of directors of Grandpoint Capital from 2012 until it was sold to Pacific Premier Bancorp, Inc. (NASDAQ: PPBI) in 2018. Mr. Lehmann began his banking career with Citibank in 1969. When he left Citibank in 1988 he was senior corporate officer for Europe, Middle East and Africa. In 1988, he became chairman and chief executive officer of Valley National Bank of Arizona and served in that capacity until the bank was sold to Banc One Corporation in 1993. Mr. Lehmann remained with the combined company and was appointed president and chief operating officer of Banc One and as a member of its board of directors in 1995. Following the merger of Banc One with First Chicago NBD Corporation to form Bank One Corporation in 1998, Mr. Lehmann served as vice chairman of the combined entity with responsibility for all consumer banking activities until his retirement on December 31, 1999. Mr. Lehmann also serves as director and chairman of the finance and investments committee of the TGen Foundation. He previously served on the boards of Knight-Swift Transportation, eFunds Corporation, iCrossing, Inc., Moore Corporation, and the Thunderbird School of Global Management. Prior civic activities include board participation with the Phoenix Art Museum, Ohio State University Hospital, Greater Phoenix Leadership, United Way of Greater Phoenix (campaign Chairman), and The Nature Conservancy of Arizona. Mr. Lehmann received an MBA and B.A. from the University of Washington. Mr. Lehmann was selected to serve as a director because of his experience as a financial services industry executive, with strong leadership, finance and global experience, all of which are expected to bring valuable insight to the board of directors.

Avraham Shemesh has served as a director since January 2019. Mr. Shemesh has also served as president and treasurer of CIM Income NAV Management and as vice president of CREI Advisors, CCO Capital and CCO Group since February 2018. Mr. Shemesh is a Co-Founder and Principal of CIM, with more than 25 years of active real estate, infrastructure and lending experience. Since co-founding CIM in 1994, Mr. Shemesh has been instrumental in building the firm’s real estate, infrastructure and debt platforms. He serves on CIM’s Investment and Real Assets Management Committees, providing guidance on the diverse opportunities available across CIM’s various platforms. Mr. Shemesh is responsible for CIM’s long-time relationships with strategic institutions and oversees teams essential to acquisitions, portfolio management and internal and external communication. Since March 2014, Mr. Shemesh has served as a director of CIM Commercial Trust Corporation (NASDAQ: CMCT), a real estate investment trust that acquires, owns and operates office investments and is operated by affiliates of CIM. He has served as a director of CMFT since March 2019. Mr. Shemesh served as chief executive officer, president and director of CCIT II from February 2018, and as chairman of the board from August 2018 until CCIT II’s merger with GCEAR in March 2021. He served chief executive officer and director of CCPT V from March 2018, and as chairman of the board from August 2018, and as a director of CCIT III from January 2019, until CCPT V’s and CCIT III’s merger with CMFT in December 2020. Prior to CIM, Mr. Shemesh was involved in a number of successful entrepreneurial real estate activities, including co-founding Dekel Development, which developed a wide variety of commercial and multifamily properties in Los Angeles. Mr. Shemesh was selected to serve as a director because of his significant experience with the real estate acquisition process and strategic planning as a result of his experience with CIM, including as Co-Founder thereof, as well as his leadership roles at CIM, CMCT and CMFT.
Roger D. Snell has served as one of our independent directors and as the chairman of the audit committee since September 2011, and as a member of the valuation, compensation and affiliate transactions committee since August 2018. Mr. Snell has served as a member of the Board and Investment Committee for Veritas Investments, a multifamily-real estate investment firm. Mr. Snell served as chief investment officer of Veritas Investments from October 2011 until January 2021. From February 2003 until June 2012, Mr. Snell was the managing director of SIP Investment Partners, a commercial real estate investment firm. From February 1997 to June 2002, Mr. Snell was president and chief executive officer of Peregrine Real Estate Investment Trust, a publicly traded commercial real estate and hotel property REIT that was reorganized into a private company named WinShip Properties. Prior to joining Peregrine, Mr. Snell was managing director of Snell & Co., LLC, an investment advisory firm, in 1996, and president and chief executive officer of Perini Investment Properties, a publicly traded REIT focusing on commercial real estate and hotel properties (later renamed Pacific Gateway Properties), from January 1993 to January 1996. Prior to joining Perini, Mr. Snell held various leadership positions in other commercial real estate investment and development companies. Mr. Snell received an MBA from Harvard Business School and a B.S. degree from the University of California, Berkeley. Mr. Snell was selected to serve as a director because of his experience as a real estate industry executive with executive investment, capital markets and portfolio management expertise, all of which are expected to bring valuable insight to the board of directors.
Elaine Y. Wong has served as one of our directors since October 2019. Ms. Wong has served as a Principal of CIM and a member of its Investment Committee since February 2015, and as CIM’s Head of Marketing & Communications since May 2018. From February 2015 to April 2018, Ms. Wong served as CIM’s Global Head of Partner & Co-Investor Relations. She served at CIM from February 2012 to January 2015 as 1st Vice President, Global Head of Fundraising and Investor Relations, from February 2010 to January 2012 as Vice President, Fundraising & Investor Relations, and from April 2007 to January 2010 as Associate, Investor Relations. Prior to joining CIM, Ms. Wong served from May 2005 to March 2007 as an Associate at Perry Capital, LLC, and from July 2001 to April 2005 as an Analyst, and then Associate in the Equities Division, Financial and Strategic Management, of Goldman Sachs & Co. Ms. Wong has also served as a director of CMFT since October 2019. She also served as a director of CCIT II from October 2019 until its merger with GCEAR in March 2021, and as a director of CCPT V from October 2019 until its merger with CMFT in December 2020. Ms. Wong received her Bachelor of Science degree in Accounting and Finance from New York University, Leonard N. Stern School of Business. Ms. Wong was selected to serve as a director because of her experience as a principal of CIM Group and her expertise in investor relations, marketing and communications strategy, as well as her background leading CIM’s fundraising efforts, all of which are expected to bring valuable insight to the board of directors.
Board Meetings and Annual Stockholder Meeting
The board of directors held eight meetings during the fiscal year ended December 31, 2020. Each director attended all of the meetings of our board of directors, and all of the meetings of the committees on which he or she served, held during the period for which he or she served as a director during the fiscal year ended December 31, 2020. Although we do not have a formal policy regarding attendance by members of our board of directors at our Annual Meeting of Stockholders, we encourage all of our directors to attend. All of our directors serving at the time of our 2020 Annual Meeting of Stockholders attended our 2020 Annual Meeting of Stockholders by live webcast.

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
Audit Committee
The audit committee is comprised of Mr. Snell, Mr. Fugelsang and Mr. Kretzmer, all of whom are independent directors. Mr. Snell serves as the chairman of the audit committee. The audit committee reports regularly to the full board. The audit committee meets periodically during the year, usually in conjunction with regular meetings of the board, and met four times during 2020 . The audit committee, by approval of at least a majority of the members, selects the independent registered public accounting firm to audit our annual financial statements, reviews with the independent registered public accounting firm the plans and results of the audit engagement, approves the audit and non-audit services provided by the independent registered public accounting firm, reviews the independence of the independent registered public accounting firm, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls. Our board of directors has adopted a charter for the audit committee that sets forth its specific functions and responsibilities. The audit committee charter can be located on our sponsor’s website at www.cimgroup.com/investment-strategies/individual/managed-reit-corporate-governance by clicking on “INAV.”
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
Valuation, Compensation and Affiliate Transactions Committee
The valuation, compensation and affiliate transactions committee is comprised solely of our independent directors, Messrs. Fugelsang, Kretzmer, Lehmann and Snell. Mr. Fugelsang serves as the chairman of the committee. The committee met one time during 2020. Our board of directors has adopted a charter for the valuation, compensation and affiliate transactions committee that sets forth its specific functions and responsibilities. The charter of the valuation, compensation and affiliate transactions committee is available on our sponsor’s website at www.cimgroup.com/investment-strategies/individual/managed-reit-corporate-governance by clicking on “INAV.”
The primary purposes of the committee are to: (1) assist the board of directors in satisfying its obligations with respect to matters related to the Company’s net asset value (“NAV”), including periodic review of the Company’s valuation policies; (2) oversee the Company’s compensation programs, including plans and programs relating to cash compensation, incentive compensation, equity-based awards and other benefits and perquisites and to administer any such plans or programs as required by the terms thereof; (3) perform an annual or more frequent review of the advisory agreement between the Company and its advisor, CIM Income NAV Management, and/or its affiliates, and any amendments thereto, and review the performance of CIM Income NAV Management and determine whether compensation paid to it is reasonable in relation to the nature and quality of services performed and the investment performance of the Company, and that the provisions of the advisory agreement are being carried out by the advisor; (4) consider for approval any other agreements and transactions between the Company and/or its subsidiaries on the one hand and any of (i) the advisor, (ii) CIM and/or its subsidiaries, (iii) a director or officer of the Company, or (iv) an affiliate of the foregoing, on the other hand; and (5) consider the approval of all other matters required to be approved by the independent directors. Notwithstanding the scope of the committee’s responsibilities under the charter with respect to compensation matters, our executive officers, including our principal financial officer, and non-

independent directors do not receive compensation directly from us for services rendered to us, and we do not pay any compensation directly to our executive officers or non-independent directors.
Nominating and Corporate Governance Committee
The nominating and corporate governance committee consists of three directors, Messrs. Fugelsang, Lehmann and Ressler, with Mr. Lehmann serving as the chairman of the committee. A majority of the members of the nominating and corporate governance committee are independent directors; Mr. Ressler, our chief executive officer and president, is the sole non-independent director serving on the nominating and corporate governance committee. The committee met two times during 2020. Our board of directors has adopted a charter for the nominating and corporate governance committee that sets forth its specific functions and responsibilities. The charter of the nominating and corporate governance committee is available on our sponsor’s website at www.cimgroup.com/investment-strategies/individual/managed-reit-corporate-governance by clicking on “INAV.”
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
No Hedging or Pledging of Stock
Directors are prohibited from hedging and pledging the Company’s securities or the securities of any other non-traded real estate investment trust sponsored and managed by CCO Group.
ITEM 11.    EXECUTIVE COMPENSATION
Compensation of Directors
Summary
Directors who are also officers or employees of the Company, our advisor or their affiliates (Messrs. Ressler and Shemesh and Ms. Wong) do not receive any special or additional remuneration for service on the board of directors or any of its committees. Each independent director receives compensation for service on the board of directors and any of its committees as provided below:
•an annual board membership retainer of $90,000; and
•an additional annual retainer for each committee on which a director serves equal to $25,000 for the committee chair and $15,000 for other members of the committee.
Generally, each director’s aggregate annual board compensation is paid 75% in cash (in four quarterly installments) and 25% in the form of an annual grant of restricted shares of Class D common stock (“D Shares”) based on the then-current per share NAV at the time of issuance pursuant to the CIM Income NAV, Inc. 2018 Equity Incentive Plan (the “Equity Plan”), as further described below. Restricted stock awards issued pursuant to the Equity Plan will generally vest one year from the date of the grant. In addition, all directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.
For the third and fourth quarters of 2020, in order to support the Company's efforts to maintain its target liquidity, the board approved the payment of 50% of the quarterly cash installment payments to be paid to the independent directors in the form of an award of D Shares based on the then-current per share NAV at the time of issuance pursuant to the Equity Plan.

Director Compensation Table
The following table sets forth certain information with respect to our director compensation during the fiscal year ended December 31, 2020:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total Compensation ($)
Richard S. Ressler	$—	$—	$—	$—	$—
George N. Fugelsang	$95,156	$49,844	$—	$—	$145,000
W. Brian Kretzmer	$78,750	$41,250	$—	$—	$120,000
Richard J. Lehmann	$85,312	$44,688	$—	$—	$130,000
Avraham Shemesh	$—	$—	$—	$—	$—
Roger D. Snell	$85,312	$44,688	$—	$—	$130,000
Elaine Y. Wong(1)	$—	$—	$—	$—	$—
___________________
(1)Ms. Wong was elected as a member of our board of directors effective October 15, 2019.
(2)Represents the grant date fair value of the restricted D Shares issued pursuant to the Equity Plan, for purposes of Accounting Standards Codification Topic 718, Compensation—Stock Compensation. Each of the independent directors received a grant of restricted D Shares on October 1, 2020, which shares will vest one year from the date of grant. The grant date fair value of the restricted shares is based on the per share estimated NAV for Class D Shares on October 1, 2020, which was $16.88. In addition, each of the independent directors received a grant of D Shares on October 1, 2020 and January 4, 2021, respectively, as payment for 50% of the board service fees for the fiscal quarters ended September 30, 2020 and December 31, 2020, respectively.
Long Term Incentive Plan Awards to Independent Directors
In August 2018, in connection with the approval and implementation of a revised compensation structure of our independent directors, the board of directors approved the Equity Plan, under which 400,000 of the Company’s common shares were reserved for issuance and share awards of approximately 378,000 are available for future grant at December 31, 2020. Under the Equity Plan, the board of directors or a committee designated by the board of directors has the authority to grant restricted stock awards or deferred stock awards to non-employee directors of the Company. The board of directors or committee also has the authority to determine the terms of any award granted pursuant to the Equity Plan, including vesting schedules, restrictions and acceleration of any restrictions. The purpose of the Equity Plan is to help the Company: (1) align the interests of the non-employee directors compensated under the Equity Plan with the Company’s stockholders; and (2) to promote ownership of the Company’s equity. Pursuant to the Equity Plan, we may award restricted stock or deferred stock units.

On October 1, 2020, the Company granted awards of approximately 1,900 restricted D Shares to each of the independent members of the board of directors (approximately 7,800 restricted shares in aggregate) under the Equity Plan, which fully vest on October 1, 2021 based on one year of continuous service, representing 25% of each independent director’s annual aggregate board compensation for the twelve month period beginning October 2020 (the “October 2020 Restricted Stock Awards”). The October 2020 Restricted Stock Awards vest on the one-year anniversary of the award date.
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
During the fiscal year ended December 31, 2020, both of our executive officers served as executive officers (and, in the case of Mr. Ressler, as a director) of other externally managed companies sponsored by our sponsor. In addition, Mr. Shemesh serves as an executive officer and director of other externally managed companies sponsored by our sponsor. Like us, such companies have a valuation, compensation and affiliate transactions committee consisting of their independent directors, and they do not separately compensate their executive officers.
Executive Officers
In addition to Richard S. Ressler, the following individual currently serves as an executive officer of the Company:
Nathan D. DeBacker, age 41, has served as our chief financial officer and treasurer since August 2016. Mr. DeBacker is senior vice president of finance & accounting at CIM Group and has served as the chief financial officer and treasurer of each of the public, non-listed REITs sponsored and managed by affiliates of CCO Group (and, prior to its acquisition by CIM Group, Cole Capital) since August 2016. He has served as chief financial officer and treasurer of CMFT since August 2016, and as chief financial officer of CMCT and CIM Real Assets & Credit Fund, a continuously-offered closed-ended interval fund managed by affiliates of CIM that seeks to invest in a mix of institutional-quality real estate and credit assets, since March 2019. Mr. DeBacker served as chief financial officer and treasurer of CCIT II from February 2018 until CCIT II’s merger with GCEAR in March 2021. He also served as chief financial officer and director of CCPT V and CCIT III since August 2016 until CCPT V’s and CCIT III’s merger with CMFT in December 2020. Mr. DeBacker also serves as an officer of various affiliates of CIM including as vice president of CIM Income NAV Management, CMFT Management, CREI Advisors, and CCO Group since February 2018. He served as the chief financial officer of CCO Capital, CIM’s FINRA registered broker-dealer, from February 2018 to December 2020. From August 2016 to February 2018, Mr. DeBacker served as senior vice president and chief financial officer, Cole REITs, of VEREIT, Inc. (“VEREIT”). Mr. DeBacker was the principal at CFO Financial Services, LLC, a certified public accounting firm that provided accounting, payroll, tax, forecasting and planning, business valuation and investment advisory services to individuals and business organizations, from May 2014 until August 2016. Mr. DeBacker was also registered as an investment adviser representative with Archer Investment Corporation, an investment advisory firm that partners with accountants and CPAs to provide investment management solutions for their clients, from November 2015 until August 2016. From December 2005 until May 2014, Mr. DeBacker worked at Cole Capital, the predecessor to CCO Group, and, following the merger with VEREIT, most recently served as vice president of real estate planning and analysis. From 2002 until 2005, Mr. DeBacker worked as an auditor for the independent public accounting firm of Ernst & Young LLP. Mr. DeBacker earned a Bachelor of Science degree in Accounting from the University of Arizona and is a Certified Public Accountant in Arizona.
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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information as of April 9, 2021 regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock, each of our directors, and each named executive officer, and our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 15,166,431 D Shares, 13,720,459 Class T shares of common stock (“T Shares”), 1,058,956 Class I shares of common stock ( “I Shares”), and 7,577 Class S shares of common stock ( “S Shares”) outstanding as of April 9, 2021.

Name of Beneficial Owner (1)	Number of D Shares of Common Stock Beneficially Owned (2)	Number of T Shares of Common Stock Beneficially Owned (2)	Number of S Shares of Common Stock Beneficially Owned (2)	Number of I Shares of Common Stock Beneficially Owned (2)	Percentage
Richard S. Ressler (3)	13,333	—	—	85,527	*
George N. Fugelsang (4)	8,636	—	—	—	*
W. Brian Kretzmer (5)	7,632	—	—	—	*
Richard J. Lehmann (6)	8,268	—	—	—	*
Avraham Shemesh (3)	13,333	—	—	85,527	*
Roger D. Snell (7)	8,268	—	—	—	*
Elaine Y. Wong	—	—	—	—	—
Nathan D. DeBacker	—	—	—	—	—
All executive officers and directors as a group (8 persons)	46,137	—	—	85,527	*
___________________

(1)	The address of each beneficial owner listed is c/o CIM Income NAV, Inc., 2398 East Camelback Road, 4th Floor, Phoenix, Arizona 85016.
(2)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group which may be exercised within 60 days following April 9, 2021.

(3)	The reported shares are owned directly by CIM Income NAV Management. Mr. Ressler and Mr. Shemesh may be deemed to beneficially own the shares owned by CIM Income NAV Management because of their positions with CIM Group which is the sole common equity member of CCO Group which owns and controls CIM Income NAV Management. Mr. Ressler and Mr. Shemesh each disclaim beneficial ownership of the reported securities except to the extent of his indirect pecuniary interest therein, and nothing herein shall not be deemed an admission that Mr. Ressler or Mr. Shemesh is the beneficial owner of such securities for purposes of Section 16 or for any other purpose.
(4)	Includes 2,147.512 restricted D Shares issued under the Equity Plan in connection with Mr. Fugelsang’s service as a member of the board of directors.
(5)	Includes 1,837.049 restricted D Shares issued under the Equity Plan in connection with Mr. Kretzmer’s service as a member of the board of directors.
(6)	Includes 1,990.135 restricted D Shares issued under the Equity Plan in connection with Mr. Lehmann’s service as a member of the board of directors.
(7)	Includes 1,990.135 restricted D Shares issued under the Equity Plan in connection with Mr. Snell’s service as a member of the board of directors.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Our independent directors have reviewed the material transactions between our affiliates and us during the year ended December 31, 2020. Set forth below is a description of the transactions with affiliates. We believe that we have executed all of the transactions set forth below on terms that are fair and reasonable to the Company and on terms no less favorable to us than those available from unaffiliated third parties.
Advisory Agreement
We are party to a Second Amended and Restated Advisory Agreement dated November 27, 2018 with CIM Income NAV Management ( the “Advisory Agreement”) whereby CIM Income NAV Management manages our day-to-day operations and identifies and makes investments on our behalf. In return, we pay to CIM Income NAV Management an asset-based advisory fee that is payable in arrears on a monthly basis and accrues daily in an amount equal to 1/365th of 1.10% of our NAV for each class of common stock. Advisory fees for the year ended December 31, 2020 totaled $5.6 million of which, approximately

41,000 Class I Shares were issued totaling $700,000 in equity-based payments . We also reimburse CIM Income NAV Management for expenses incurred in connection with the provision of advisory services pursuant to the Advisory Agreement. Such expense reimbursements for the year ended December 31, 2020 totaled $766,000.
In addition, we reimburse CIM Income NAV Management for acquisition expenses incurred in connection with the acquisition of our investments. Such payments for the year ended December 31, 2020 totaled $714,000. Furthermore, we reimburse the expenses incurred by CIM Income NAV Management in connection with its provision of services to us, including reasonable salaries and wages, benefits and overhead of all employees directly involved in the performance of services to us other than our executive officers. We do not reimburse CIM Income NAV Management for any amount by which the operating expenses (which exclude, among other things, the expenses of raising capital, interest payments, taxes, non-cash items such as depreciation, amortization and bad debt reserves, and acquisition fees and acquisition expenses) at the end of the four preceding fiscal quarters exceed the greater of (i) 2.0% of average invested assets, or (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Such operating expense related payments for the year ended December 31, 2020 totaled $861,000.
Additionally, we are required to pay to CIM Income NAV Management a performance-based fee calculated based on our annual total return to stockholders, payable annually in arrears. The performance-based fee is equal to 12.5% of the Total Return of each class of our shares, subject to a 5% Hurdle Amount, a High Water Mark, which is a function of the Hurdle Amount and the Loss Carryforward Amount (as defined in our Advisory Agreement, as amended) and a Catch-Up provision (as discussed in our Advisory Agreement, as amended). Such fee is calculated and paid annually in arrears. During the year ended December 31, 2020, no such performance fees were paid to CIM Income NAV Management.
CIM Income NAV Management incurs expenses in connection with our organization and our public offering of our common stock. Pursuant to the Advisory Agreement, we reimburse CIM Income NAV Management up to 0.75% of the aggregate gross offering proceeds with respect to those expenses. During the year ended December 31, 2020, we incurred $253,000 of organization and offering expense reimbursements payable to CIM Income NAV Management.
Our Advisory Agreement has a term expiring November 30, 2021, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. Our independent directors are required to determine, at least annually, that the compensation to CIM Income NAV Management is reasonable in relation to the nature and quality of services performed and the investment performance of the Company and that such compensation is within the limits set forth in our charter.
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

For the year ended December 31, 2020, we paid to CCO Capital commissions and dealer manager fees totaling $3.0 million.
Richard S. Ressler, our chief executive officer and president and one of our directors, also is vice president of CCO Capital’s manager, CCO Capital Manager, LLC, and its sole member, CCO Group, LLC. Additionally, Mr. Shemesh, a directorand Mr. DeBacker, our chief financial officer and treasurer, are officers of CCO Capital Manager, LLC and CCO Group, LLC.
CIM UII Onshore, L.P. Investment
On September 27, 2019, we executed a subscription agreement to purchase $50.0 million of limited partnership interests of CIM UII Onshore L.P. (“CIM UII Onshore”), which was accepted by the general partner of CIM UII Onshore on September 30, 2019. Both CIM UII Onshore and CIM Urban Income Investments, L.P. (“CIM Urban Income”) were formed by CIM, and CIM controls the general partner of both CIM UII Onshore and CIM Urban Income. We are required to pay CIM UII Onshore a management fee equal to 0.65% per annum of the our share of the NAV of CIM Urban Income. For the year ended December 31, 2020, we incurred $233,000 of management fees to CIM UII Onshore, which was recorded as a reduction to our Advisory fees incurred pursuant to the Advisory Agreement in 2020. As such, our subscription for $50 million of limited partnership interests in CIM UII Onshore was approved by all of our independent directors as fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. The entire $50.0 million of capital was called and funded on March 31, 2020. As of December 31, 2020, the limited partnership interest in CIM UII Onshore had a carrying value of $46.7 million.
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
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Fees
During the year ended December 31, 2020, Deloitte & Touche LLP (“Deloitte”) served as our independent registered public accounting firm and provided certain tax and other services. The audit committee reviewed the audit and non-audit services performed by Deloitte, as well as the fees charged by Deloitte for such services. In its review of the non-audit services and fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Deloitte. The aggregate fees billed to us for professional accounting services, including the audit of the Company’s annual financial statements by Deloitte for the years ended December 31, 2020 and December 31, 2019, are set forth in the table below.

	Year Ended December 31,
Type of Service	2020	2019
Audit fees (1)	$596,950	$621,430
Audit-related fees	—	—
Tax fees (2)	68,934	64,919
All other fees	—	—
Total	$665,884	$686,349

___________________

(1)	Represents fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by Deloitte in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements and other services that generally only the independent auditor reasonably can provide, such as services associated with filing registration statements, periodic reports and other filings with the SEC, audits of acquired properties or businesses, property audits required by loan agreements, and statutory audits for our subsidiaries or affiliates.
(2)	Represents fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the Internal Revenue Service and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.
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
All services rendered by Deloitte for the years ended December 31, 2020 and December 31, 2019 were pre-approved in accordance with the policies and procedures described above.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of April, 2021.

CIM Income NAV, Inc.

By:	/s/ NATHAN D. DEBACKER
Nathan D. DeBacker
Chief Financial Officer and Treasurer
(Principal Financial Officer)