Form 10-Q
period 2021-06-30
CIM INCOME NAV, INC.
filed 2021-08-16
CIK 1498542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 9, 2021, there were approximately 14.9 million shares of Class D common stock, approximately 13.5 million shares of Class T common stock, approximately 7,700 shares of Class S common stock, and approximately 1.1 million shares of Class I common stock, par value $0.01 each, of CIM Income NAV, Inc. outstanding.

CIM INCOME NAV, INC.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
CIM INCOME NAV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts) (Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Real estate assets:
Land	$134,213	$139,644
Buildings and improvements	617,197	632,190
Intangible lease assets	104,177	106,739
Total real estate assets, at cost	855,587	878,573
Less: accumulated depreciation and amortization	(112,744)	(101,991)
Total real estate assets, net	742,843	776,582
Investment in CIM UII Onshore, net	48,365	46,680
Investment in marketable securities	15,407	15,496
Total real estate assets, equity investments and marketable securities, net	806,615	838,758
Cash and cash equivalents	10,763	8,805
Restricted cash	375	415
Rents and tenant receivables, net	15,782	15,952
Prepaid expenses and other assets	1,016	984
Deferred costs, net	87	289
Due from affiliates	8	7
Asset held for sale	—	1,009
Total assets	$834,646	$866,219
LIABILITIES AND EQUITY
Credit facility and notes payable, net	$440,357	$449,378
Accrued expenses and accounts payable	4,079	4,518
Due to affiliates	14,597	13,826
Intangible lease liabilities, net	11,295	12,040
Distributions and redemptions payable	4,196	6,969
Derivative liabilities, deferred rental income and other liabilities	7,211	11,174
Total liabilities	481,735	497,905
Commitments and contingencies
Redeemable common stock	9,765	10,040
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
D Shares common stock, $0.01 par value per share; 122,500,000 shares authorized, 14,899,672 and 15,318,506 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	149	153
T Shares common stock, $0.01 par value per share; 122,500,000 shares authorized, 13,562,322 and 13,778,134 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	136	138
S Shares common stock, $0.01 par value per share; 122,500,000 shares authorized, 7,650 and 7,399 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
I Shares common stock, $0.01 par value per share; 122,500,000 shares authorized, 1,070,686 and 1,011,342 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	11	10
Capital in excess of par value	483,701	493,417
Accumulated distributions in excess of earnings	(136,858)	(128,383)
Accumulated other comprehensive loss	(4,689)	(7,768)
Total stockholders’ equity	342,450	357,567
Non-controlling interests	696	707
Total equity	$343,146	$358,274
Total liabilities, redeemable common stock, and equity	$834,646	$866,219
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM INCOME NAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Rental and other property income	$17,653	$17,148	$36,351	$35,736
Interest income on marketable securities	77	88	156	178
Total revenues	17,730	17,236	36,507	35,914
Operating expenses:
General and administrative	1,103	1,394	2,117	2,413
Property operating	1,094	973	2,060	2,427
Real estate tax	1,049	1,443	2,368	2,776
Expense reimbursements to related parties	955	511	1,782	910
Advisory and performance fees	2,233	1,456	3,487	3,052
Transaction-related	—	4	—	6
Depreciation and amortization	6,793	6,949	13,596	13,988
Real estate impairment	—	8,058	—	13,744
Total operating expenses	13,227	20,788	25,410	39,316
Gain on disposition of real estate, net	1,167	14	1,177	14
Operating income (expense)	5,670	(3,538)	12,274	(3,388)
Other expense:
Gain (loss) on investment in CIM UII Onshore	1,138	(3,302)	2,470	(3,302)
Interest expense and other, net	(4,826)	(4,452)	(9,235)	(8,112)
Net income (loss)	1,982	(11,292)	5,509	(14,802)
Net income allocated to noncontrolling interest	8	9	17	13
Net income (loss) attributable to the Company	$1,974	$(11,301)	$5,492	$(14,815)

Class D Common Stock:
Net income (loss) attributable to the Company	$1,041	$(5,839)	$2,866	$(7,696)
Basic and diluted weighted average number of common shares outstanding	15,056,447	16,389,898	15,160,851	17,012,238
Basic and diluted net income (loss) per common share	$0.07	$(0.36)	$0.19	$(0.45)

Class T Common Stock:
Net income (loss) attributable to the Company	$854	$(5,125)	$2,416	$(6,670)
Basic and diluted weighted average number of common shares outstanding	13,657,350	14,253,280	13,718,703	14,389,210
Basic and diluted net income (loss) per common share	$0.06	$(0.36)	$0.18	$(0.46)

Class S Common Stock:
Net income (loss) attributable to the Company	$1	$(3)	$2	$(4)
Basic and diluted weighted average number of common shares outstanding	7,612	7,179	7,558	7,136
Basic and diluted net income (loss) per common share	$0.10	$(0.51)	$0.25	$(0.58)

Class I Common Stock:
Net income (loss) attributable to the Company	$78	$(334)	$208	$(445)
Basic and diluted weighted average number of common shares outstanding	1,065,697	946,146	1,050,298	1,001,782
Basic and diluted net income (loss) per common share	$0.07	$(0.35)	$0.20	$(0.44)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM INCOME NAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$1,982	$(11,292)	$5,509	$(14,802)
Other comprehensive income (loss)
Unrealized holding gain (loss) on marketable securities	43	417	(325)	568
Reclassification adjustment for realized loss included in income as other expense	20	13	35	11
Unrealized loss on interest rate swaps	(85)	(759)	(47)	(8,343)
Amount of loss reclassified from other comprehensive income (loss) into income as interest expense and other, net	1,941	1,245	3,416	1,633
Total other comprehensive income (loss)	1,919	916	3,079	(6,131)

Comprehensive income (loss)	3,901	(10,376)	8,588	(20,933)
Comprehensive income allocated to noncontrolling interest	8	9	17	13
Comprehensive income (loss) attributable to the Company	$3,893	$(10,385)	$8,571	$(20,946)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM INCOME NAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share amounts) (Unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value
Balance as of January 1, 2021	30,115,381	$301	$493,417	$(128,383)	$(7,768)	$357,567	$707	$358,274
Issuance of common stock	290,253	3	4,832	—	—	4,835	—	4,835
Distributions declared on common stock — $0.23 per common share	—	—	—	(7,020)	—	(7,020)	—	(7,020)
Commissions, dealer manager and ongoing stockholder servicing fees	—	—	(159)	—	—	(159)	—	(159)
Other offering costs	—	—	(36)	—	—	(36)	—	(36)
Redemptions of common stock	(602,977)	(6)	(9,979)	—	—	(9,985)	—	(9,985)
Equity-based compensation	2,923	—	82	—	—	82	—	82
Equity-based payments to advisor	32,775	—	561	—	—	561	—	561
Changes in redeemable common stock	—	—	409	—	—	409	—	409
Distributions to non-controlling interests	—	—	—	—	—	—	(15)	(15)
Comprehensive income	—	—	—	3,518	1,160	4,678	9	4,687
Balance as of March 31, 2021	29,838,355	$298	$489,127	$(131,885)	$(6,608)	$350,932	$701	$351,633
Issuance of common stock	257,526	3	4,167	—	—	4,170	—	4,170
Distributions declared on common stock — $0.23 per common share	—	—	—	(6,947)	—	(6,947)	—	(6,947)
Commissions, dealer manager and ongoing stockholder servicing fees	—	—	(485)	—	—	(485)	—	(485)
Other offering costs	—	—	(31)	—	—	(31)	—	(31)
Redemptions of common stock	(595,423)	(5)	(9,638)	—	—	(9,643)	—	(9,643)
Equity-based compensation	3,018	—	82	—	—	82	—	82
Equity-based payments to advisor	36,854	—	613	—	—	613	—	613
Changes in redeemable common stock	—	—	(134)	—	—	(134)	—	(134)
Distributions to non-controlling interests	—	—	—	—	—	—	(13)	(13)
Comprehensive income	—	—	—	1,974	1,919	3,893	8	3,901
Balance as of June 30, 2021	29,540,330	$296	$483,701	$(136,858)	$(4,689)	$342,450	$696	$343,146

CIM INCOME NAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share amounts) (Unaudited) — Continued

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value
Balance as of January 1, 2020	33,747,710	$337	$507,913	$(87,513)	$(4,710)	$416,027	$739	$416,766
Issuance of common stock	1,131,064	11	20,124	—	—	20,135	—	20,135
Distributions declared on common stock — $0.24 per common share	—	—	—	(8,096)	—	(8,096)	—	(8,096)
Commissions, dealer manager and ongoing stockholder servicing fees	—	—	(415)	—	—	(415)	—	(415)
Other offering costs	—	—	(149)	—	—	(149)	—	(149)
Redemptions of common stock	(2,653,586)	(26)	(46,658)	—	—	(46,684)	—	(46,684)
Equity-based compensation	—	—	33	—	—	33	—	33
Changes in redeemable common stock	—	—	2,650	—	—	2,650	—	2,650
Distributions to non-controlling interests	—	—	—	—	—	—	(14)	(14)
Comprehensive (loss) income	—	—	—	(3,514)	(7,047)	(10,561)	4	(10,557)
Balance as of March 31, 2020	32,225,188	$322	$483,498	$(99,123)	$(11,757)	$372,940	$729	$373,669
Issuance of common stock	213,374	2	3,725	—	—	3,727	—	3,727
Distributions declared on common stock — $0.16 per common share	—	—	—	(4,965)	—	(4,965)	—	(4,965)
Commissions, dealer manager and ongoing stockholder servicing fees	—	—	289	—	—	289	—	289
Other offering costs	—	—	(28)	—	—	(28)	—	(28)
Redemptions of common stock	(1,746,691)	(17)	(30,103)	—	—	(30,120)	—	(30,120)
Equity-based compensation	—	—	33	—	—	33	—	33
Changes in redeemable common stock	—	—	30,348	—	—	30,348	—	30,348
Distributions to non-controlling interests	—	—	—	—	—	—	(15)	(15)
Comprehensive (loss) income	—	—	—	(11,301)	916	(10,385)	9	(10,376)
Balance as of June 30, 2020	30,691,871	$307	$487,762	$(115,389)	$(10,841)	$361,839	$723	$362,562
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM INCOME NAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$5,509	$(14,802)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net	13,591	13,859
Straight-line rental income	(1,191)	(1,844)
(Recovery) write-off of uncollectible lease-related receivables	(109)	2,325
Amortization of deferred financing costs	524	547
Amortization on marketable securities	44	29
Equity-based compensation	164	66
Equity-based payments to advisor	1,174	—
Loss on sale of marketable securities	35	11
(Gain) loss on investment in CIM UII Onshore	(2,470)	3,302
Gain on disposition of real estate assets, net	(1,177)	(14)
Impairment of real estate assets	—	13,744
Write-off of deferred financing costs	60	—
Changes in assets and liabilities:
Rents and tenant receivables, net	1,529	(2,656)
Prepaid expenses and other assets	(32)	(379)
Accrued expenses and accounts payable	(445)	1,042
Deferred rental income and other liabilities	(594)	303
Due from affiliates	(1)	3
Due to affiliates	1,353	(1,024)
Net cash provided by operating activities	17,964	14,512
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(660)	(1,663)
Investment in marketable securities	(3,699)	(2,852)
Proceeds from sale and maturities of marketable securities	3,419	2,837
Investment in CIM UII Onshore	—	(50,000)
Distributions of capital from investment in CIM UII Onshore	785	—
Net proceeds from disposition of real estate assets	22,196	5,783
Proceeds from the settlement of insurance claims	—	204
Net cash provided by (used in) investing activities	22,041	(45,691)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,700	17,297
Offering costs on issuance of common stock	(1,293)	(1,930)
Redemptions of common stock	(19,818)	(71,021)
Distributions to stockholders	(9,245)	(6,899)
Proceeds from credit facility	34,000	122,000
Repayments of notes payable and credit facility	(43,400)	—
Change in escrowed stockholder proceeds liability	—	(50)
Distributions to noncontrolling interests	(28)	(29)
Deferred financing costs paid	(3)	—
Net cash (used in) provided by financing activities	(38,087)	59,368
Net increase in cash and cash equivalents and restricted cash	1,918	28,189
Cash and cash equivalents and restricted cash, beginning of period	9,220	5,718
Cash and cash equivalents and restricted cash, end of period	$11,138	$33,907
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$10,763	$33,401
Restricted cash	375	506
Total cash and cash equivalents and restricted cash	$11,138	$33,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited)
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
As part of the First Follow-on Offering, the Company designated the existing shares of the Company’s common stock that were sold prior to such date to be Wrap Class shares (“W Shares”) of common stock and registered two new classes of the Company’s common stock, Advisor Class shares (“A Shares”) and Institutional Class shares (“I Shares”). On November 27, 2018, the Company amended its charter to, among other things, change the name and designation of its W Shares to Class D Common Stock (the “D Shares”), and its A Shares to Class T Common Stock (the “T Shares”), respectively, and reclassified a portion of its common stock as Class S Common Stock (the “S Shares”), to be offered alongside its D Shares, T Shares and I Shares in the Offering (the “Share Modifications”). The Company is offering to sell any combination of D Shares, T Shares, S Shares and I Shares with a dollar value up to the maximum offering amount. As of June 30, 2021, the Company had issued approximately 49.3 million shares of common stock in the Offering, including 4.1 million in shares issued in the DRIP, for gross offering proceeds of $887.2 million before $27.4 million in upfront selling commissions, dealer manager fees and the current portion of stockholder servicing fees and $6.6 million in organization and offering costs. Effective April 1, 2020, the Company modified its Offering and certain other features of the Company from a daily to a monthly net asset value (“NAV”) REIT. As part of the change from a daily to a monthly NAV REIT, the Company’s board of directors (the “Board”) approved, among other things: (1) a change in the frequency of the NAV calculations from daily to monthly and certain other related changes to the Company’s valuation policies, and (2) adopted an amended and restated share redemption program (the “Amended Share Redemption Program”) that provides for redemptions on a monthly basis.
The per share purchase price for each class of common stock varies from month-to-month and, each month, is generally equal to, for each class of common stock, the Company’s NAV for such class, divided by the number of shares of that class outstanding, as of the prior month, plus, for T Shares and S Shares sold in the Primary Offering, applicable upfront selling commissions and dealer manager fees. The Company’s NAV per share is calculated monthly as of the last calendar day of each month by an independent fund accountant using a process that incorporates (1) the periodic valuations of each of the Company’s real estate assets and related liabilities by the Company’s independent valuation expert, (2) ongoing assessment by the valuation expert of the estimated impact of any events that require adjustment to the most recent valuations determined by the valuation expert, (3) updates in the price of liquid assets for which third-party market quotes are available, (4) valuations of

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) - (Continued)
any securities or other assets for which market quotes are not available, (5) valuation of the Company’s other assets and liabilities, (6) accruals of the Company’s distributions for each share class, and (7) estimates of monthly accruals, on a net basis, of operating revenues, expenses, debt service costs and fees. As of June 30, 2021, the NAV per share for D Shares, T Shares, S Shares and I Shares was $16.71, $16.29, $16.27 and $17.02, respectively. The Company’s NAV is not audited or reviewed by its independent registered public accounting firm.
The Company has used substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio primarily consisting of retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States. As of June 30, 2021, the Company owned 121 commercial properties, including two properties owned through a consolidated joint venture arrangement (the “Consolidated Joint Venture”), comprised of 5.2 million rentable square feet of commercial space located in 33 states, and which was 98.6% leased, including month-to-month agreements, if any. As of June 30, 2021, the Company also owned limited partnership interests with CIM UII Onshore, L.P. (“CIM UII Onshore”), the sole purpose of which is to invest all of its assets in CIM Urban Income Investments, L.P. (“CIM Urban Income”), which is a private institutional fund that acquires, owns and operates substantially stabilized, diversified real estate and real estate-related assets in urban markets primarily located throughout North America.
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
June 30, 2021 (Unaudited) - (Continued)
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
As of June 30, 2021 and December 31, 2020, the Company determined that it had a controlling interest in the Consolidated Joint Venture and therefore met the requirements for consolidation.
Reclassifications
Certain amounts in the Company’s prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation. This reclassification had no effect on previously reported totals or subtotals. The reclassifications have been made to the condensed consolidated statements of operations for the three and six months ended June 30, 2020 as follows (in thousands):

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	As previously reported	Reclassification	As Revised	As previously reported	Reclassification	As Revised
Condensed Consolidated Statements of Operations
General and administrative	$1,469	$(75)	$1,394	$2,654	$(241)	$2,413
Advisory and performance fees	$1,644	$(188)	$1,456	$3,384	$(332)	$3,052
Transaction-related	$252	$(248)	$4	$343	$(337)	$6
Expense reimbursements to related parties	$—	$511	$511	$—	$910	$910
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, lease concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. When indicators of potential impairment are present, the

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) - (Continued)
Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the six months ended June 30, 2021. The Company’s impairment assessment as of June 30, 2021 was based on the most current information available to the Company, including expected holding periods. If the Company’s expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. The Company cannot provide any assurance that additional material impairment charges with respect to the Company’s real estate assets will not occur during 2021 or in future periods. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in detail in Note 3 — Fair Value Measurements. See also Note 4 — Real Estate Assets for further discussion regarding real estate acquisition and disposition activity. During the six months ended June 30, 2020, the Company recorded impairment charges of $13.7 million related to one anchored shopping center and one retail property due to the carrying value being greater than the estimated fair value of the respective properties, net of selling costs, and one anchored shopping center and two retail properties due to tenant bankruptcies.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. As of June 30, 2021 there were no properties identified as held for sale. As of December 31, 2020, the Company identified one property with a fair value of $1.0 million as held for sale.
Disposition of Real Estate Assets
Gains and losses from dispositions are recognized once the various criteria relating to the terms of sale and any subsequent involvement by the Company with the asset sold are met. A discontinued operation includes only the disposal of a component of an entity and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. The Company’s property dispositions during the six months ended June 30, 2021 and 2020 did not qualify for discontinued operations presentation, and thus, the results of the properties that have been sold remain in operating income, and any associated gains or losses from the disposition are included in gain on disposition of real estate, net.
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
Investment in Marketable Securities
Investment in marketable securities consists primarily of the Company’s investment in corporate and government debt securities. The Company determines the appropriate classification for debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of June 30, 2021, the Company classified its investments as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) - (Continued)
investments are carried at their estimated fair value with unrealized gains and losses reported in other comprehensive income (loss).
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
Investment in CIM UII Onshore
As of June 30, 2021, the Company had invested capital of $48.6 million in CIM UII Onshore with a carrying value of $48.4 million, which represents less than 5% ownership of CIM UII Onshore. The Company accounts for its investment under the equity method. The equity method of accounting requires the investment to be initially recorded at cost, including transaction costs incurred to finalize the investment, and subsequently adjusted for the Company’s share of equity in CIM UII Onshore’s earnings and distributions. The Company records its share of CIM UII Onshore’s profits or losses on a quarterly basis as an adjustment to the carrying value of the investment on the Company’s condensed consolidated balance sheet and is recognized as a profit or loss on the condensed consolidated statements of operations. The Company recorded its share of gain totaling $2.5 million during the six months ended June 30, 2021 in the condensed consolidated statements of operations. During the six months ended June 30, 2021, the Company received $785,000 in distributions, which reduced the invested capital and the carrying amount of the Company’s investment as the distributions are not recognized as distribution income.
Noncontrolling Interest in Consolidated Joint Venture
The Company has a controlling interest in a Consolidated Joint Venture and, therefore, meets the requirements for consolidation. The Company recorded net income of $17,000 and paid distributions of $28,000 to the noncontrolling interest during the six months ended June 30, 2021. The Company recorded the noncontrolling interest of $696,000 and $707,000 as of June 30, 2021 and December 31, 2020, respectively, on the condensed consolidated balance sheets.
Restricted Cash
The Company had $375,000 and $415,000 in restricted cash as of June 30, 2021 and December 31, 2020, respectively. Included in restricted cash was $93,000 and $134,000 held by lenders in lockbox accounts as of June 30, 2021 and December 31, 2020, respectively. As part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which funds in excess of the required minimum balance are disbursed on a weekly basis to the Company. Restricted cash also included $282,000 and $281,000 held in escrow for tenant improvements at a certain property in accordance with the associated lease agreement as of June 30, 2021 and December 31, 2020, respectively.
Stockholder Servicing Fees
The Company pays CCO Capital stockholder servicing fees, which are calculated on a daily basis in the amount of 1/365th of 0.25%, 0.85% and 0.85% of the NAV per share, for each class of common stock outstanding for D Shares, T Shares and S Shares, respectively. The Company does not pay a stockholder servicing fee with respect to I Shares.
The stockholder servicing fees are paid monthly in arrears. An estimated liability for future stockholder servicing fees payable to CCO Capital is recognized at the time each share is sold and included in due to affiliates in the condensed consolidated balance sheets with a corresponding decrease to capital in excess of par value. The Company recognized a liability for future fees payable to CCO Capital of $11.3 million and $11.9 million as of June 30, 2021 and December 31, 2020, respectively.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) - (Continued)
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
The Company continually reviews whether collection of lease-related receivables, including any straight-line rent, and current and future operating expense reimbursements from tenants are probable. The determination of whether collectability is probable takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Upon the determination that the collectability of a receivable is not probable, the Company will record a reduction to rental and other property income for amounts previously recorded and a decrease in the outstanding receivable. Revenue from leases where collection is deemed to be not probable is recorded on a cash basis until collectability becomes probable. Management’s estimate of the collectability of lease-related receivables is based on the best information available at the time of estimate. The Company does not use a general reserve approach and lease-related receivables are adjusted and taken against rental and other property income only when collectability becomes not probable. As of June 30, 2021 and December 31, 2020, the Company had identified certain tenants where collection was no longer considered probable and decreased outstanding receivables by $1.1 million and $1.4 million, respectively.
Earnings (Loss) and Distributions Per Share
The Company has four classes of common stock with nonforfeitable dividend rights that are determined based on a different NAV for each class. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which can result in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. Diluted income per share, when applicable, considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the three and six months ended June 30, 2021 or 2020. Distributions per share are calculated based on the authorized monthly distribution rate. Prior to April 1, 2020, distributions were calculated based on the authorized daily distribution rate.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) - (Continued)
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
In April 2020, the FASB issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the current novel coronavirus (“COVID-19”) pandemic. Due to the business disruptions and challenges severely affecting the global economy caused by the COVID-19 pandemic, many lessors may be required to provide rent deferrals and other lease concessions to lessees. While the lease modification guidance in ASC 842 addresses routine changes to lease terms resulting from negotiations between the lessee and the lessor, this guidance did not contemplate concessions being so rapidly executed to address the sudden liquidity constraints of some lessees arising from COVID-19 related impacts. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances.
The Company has elected to apply this guidance to avoid performing a lease by lease analysis for the lease concessions that (1) were granted as relief due to COVID-19 related impacts and (2) result in the cash flows remaining substantially the same or less than the original contract and will account for these lease concessions as if no changes were made to the leases. During the three and six months ended June 30, 2021, the majority of lease concessions provided by the Company have been in the form of rent abatements to certain tenants in response to the impact of the COVID-19 pandemic on those tenants.
As of August 9, 2021, the Company has collected approximately 98% of rental payments billed to tenants during the three months ended June 30, 2021. Additionally, as of June 30, 2021, the Company had granted rent deferrals with an aggregate deferral amount of $541,000. As of August 9, 2021, the Company has collected $367,000 of deferred rent, representing approximately 100% of amounts due through June 30, 2021.
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
June 30, 2021 (Unaudited) - (Continued)
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of June 30, 2021, the estimated fair value of the Company’s debt was $441.3 million, which approximated its carrying value. As of December 31, 2020, the estimated fair value of the Company’s debt was $451.0 million, compared to a carrying value of $450.7 million.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2021 and December 31, 2020, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of June 30, 2021 and December 31, 2020, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) - (Continued)
Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2021	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Marketable securities	$15,407	$15,407	$—	$—
Financial liabilities:
Interest rate swaps	$(5,140)	$—	$(5,140)	$—

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Marketable securities	$15,496	$15,496	$—	$—
Financial liabilities:
Interest rate swaps	$(8,509)	$—	$(8,509)	$—
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
As discussed in Note 4 — Real Estate Assets, there were no impairment charges recorded during the six months ended June 30, 2021. During the six months ended June 30, 2020, real estate assets related to one anchored shopping center and two retail properties were impaired due to tenant bankruptcies. Additionally, real estate assets related to one anchored shopping center and one retail property were deemed to be impaired, due to the carrying values being greater than the estimated fair value of the respective properties, net of selling costs. The carrying values were reduced to an estimated fair value of $39.5 million, resulting in impairment charges of $13.7 million. The Company estimates fair values using Level 3 inputs and using a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain key assumptions, including, but not limited to, the following: (1) terminal capitalization rates; (2) discount rates; (3) the number of years the property will be held; (4) property operating expenses; and (5) re-leasing assumptions, including the number of months to re-lease, market rental income and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and the future performance and sustainability of the Company’s tenants. The Company determined that the selling prices used to determine the fair values were Level 2 inputs.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) - (Continued)
The following summarizes the ranges of discount rates and terminal capitalization rates used for the Company’s impairment test for the real estate assets during the six months ended June 30, 2020:

Six Months Ended June 30, 2020
Discount Rate	Terminal Capitalization Rate
9.7%	9.2%
The following table presents the impairment charges by asset class recorded during the six months ended June 30, 2020 (in thousands):

Six Months Ended June 30, 2020
Asset class impaired:
Land	$2,601
Buildings and improvements	8,788
Intangible lease assets	2,358
Intangible lease liabilities	(3)
Total impairment loss	$13,744
NOTE 4 — REAL ESTATE ASSETS
Property Acquisitions
During the six months ended June 30, 2021 and 2020, the Company did not acquire any properties.
2021 Property Dispositions
During the six months ended June 30, 2021, the Company disposed of one retail property and one anchored shopping center for a gross sales price of $22.8 million, resulting in net proceeds of $22.2 million after closing costs and a net gain of $1.2 million.
2020 Property Dispositions
During the six months ended June 30, 2020, the Company disposed of one anchored shopping center and one retail property for an aggregate gross sales price of $6.1 million, resulting in net proceeds of $5.8 million after closing costs and a net gain of $14,000.
2020 Impairments
The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate that the carrying value of certain of its real estate assets may not be recoverable. See Note 2 — Summary of Significant Accounting Policies for a discussion on the Company’s accounting policies regarding impairment of real estate assets.
During the six months ended June 30, 2020, five properties totaling approximately 303,000 square feet with a carrying value of $53.2 million were deemed to be impaired and their carrying values were reduced to a combined estimated fair value of $39.5 million, resulting in impairment charges of $13.7 million, which were recorded in the condensed consolidated statements of operations. During the six months ended June 30, 2021, the Company did not record any impairment charges.
Consolidated Joint Venture
As of June 30, 2021, the Company had an interest in a Consolidated Joint Venture that owns and manages two properties, with total assets of $6.9 million, which included $7.2 million of land, building and improvements and $641,000 of intangible assets, net of accumulated depreciation and amortization of $1.0 million, and total liabilities of $107,000. The Consolidated Joint Venture did not have any debt outstanding as of June 30, 2021. The Company has the ability to control operating and financial policies of the Consolidated Joint Venture. There are restrictions on the use of these assets as the Company would generally be required to obtain the approval of the partner (the “Consolidated Joint Venture Partner”) in accordance with the joint venture agreement for any major transactions. The Company and the Consolidated Joint Venture Partner are subject to the

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) - (Continued)
provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
NOTE 5 — INTANGIBLE LEASE ASSETS AND LIABILITIES
Intangible lease assets and liabilities consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands, except weighted average life remaining):

	June 30, 2021	December 31, 2020
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $30,376 and $27,966, respectively (with a weighted average life remaining of 9.5 years and 9.8 years, respectively)
	$60,430	$65,157
Acquired above-market leases, net of accumulated amortization of $4,323 and $3,938, respectively (with a weighted average life remaining of 11.0 years and 11.4 years, respectively)
	9,048	9,678
Total intangible lease assets, net	$69,478	$74,835
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $5,166 and $4,734, respectively (with a weighted average life remaining of 9.9 years and 10.2 years, respectively)
	$11,295	$12,040
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
The following table summarizes the amortization related to the intangible lease assets and liabilities for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
In-place lease and other intangible amortization	$1,932	$1,943	$3,820	$3,972
Above-market lease amortization	$302	$254	$554	$511
Below-market lease amortization	$300	$351	$624	$704
As of June 30, 2021, the estimated amortization relating to the intangible lease assets and liabilities is as follows (in thousands):

	Amortization
	In-Place Leases and Other Intangibles	Above-Market Leases	Below-Market Leases
Remainder of 2021	$3,620	$493	$590
2022	7,203	986	1,175
2023	7,073	984	1,172
2024	6,740	923	1,112
2025	6,329	878	1,109
Thereafter	29,465	4,784	6,137
Total	$60,430	$9,048	$11,295

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) - (Continued)
NOTE 6 — INVESTMENT IN CIM UII ONSHORE
On March 31, 2020, the Company purchased $50.0 million of limited partnership interests in CIM UII Onshore. CIM UII Onshore’s sole purpose is to invest all of its assets in CIM Urban Income, which is a private institutional fund that acquires, owns and operates substantially stabilized, diversified real estate and real estate-related assets in urban markets primarily located throughout North America. The investment was made by the Company to gain exposure to the urban real assets invested in by CIM Urban Income. The Company accounts for its investment using the equity method.
During the three and six months ended June 30, 2021, the Company recognized an equity method net gain of $1.1 million and $2.5 million, respectively, related to its investment. The Company received distributions of $412,000 and $785,000 related to its investment during the three and six months ended June 30, 2021, respectively, which was recognized as a return of capital. As of June 30, 2021, the carrying value of the Company’s investment was $48.4 million, which represents less than 5% ownership of CIM UII Onshore, and approximates fair value.
NOTE 7 — MARKETABLE SECURITIES
The Company owned marketable securities with an estimated fair value of $15.4 million and $15.5 million as of June 30, 2021 and December 31, 2020, respectively. The following is a summary of the Company’s available-for-sale securities as of June 30, 2021 (in thousands):

	Available-for-sale securities
	Amortized Cost Basis	Unrealized Gain	Fair Value
U.S. Treasury Bonds	$5,922	$147	$6,069
U.S. Agency Bonds	2,270	7	2,277
Corporate Bonds	6,764	297	7,061
Total available-for-sale securities	$14,956	$451	$15,407
The following table provides the activity for the marketable securities during the six months ended June 30, 2021 (in thousands):

	Amortized Cost Basis	Unrealized Gain (Loss)	Fair Value
Marketable securities as of January 1, 2021	$14,755	$741	$15,496
Face value of marketable securities acquired	3,582	—	3,582
Premiums and discounts on purchase of marketable securities, net of acquisition costs	117	—	117
Amortization on marketable securities	(44)	—	(44)
Sales and maturities of securities	(3,454)	35	(3,419)
Unrealized loss on marketable securities	—	(325)	(325)
Marketable securities as of June 30, 2021	$14,956	$451	$15,407
During the six months ended June 30, 2021, the Company sold 23 marketable securities for aggregate proceeds of $3.4 million, resulting in a loss of $35,000. In addition, the Company recorded an unrealized loss of $325,000 on its investments, which is included in accumulated other comprehensive (loss) income attributable to the Company in the accompanying condensed consolidated statement of changes in equity for the six months ended June 30, 2021 and included in accumulated other comprehensive loss in the condensed consolidated balance sheet as of June 30, 2021. The total unrealized holding gain on marketable securities of $451,000 and $741,000 as of June 30, 2021 and December 31, 2020, respectively, is included in accumulated other comprehensive (loss) income attributable to the Company in the accompanying condensed consolidated statement of changes in equity.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) - (Continued)
The scheduled maturities of the Company’s marketable securities as of June 30, 2021 are as follows (in thousands):

	Available-for-sale securities
	Amortized Cost	Estimated Fair Value
Due within one year	$1,339	$1,358
Due after one year through five years	6,788	7,069
Due after five years through ten years	4,578	4,725
Due after ten years	2,251	2,255
Total	$14,956	$15,407
Actual maturities of marketable securities can differ from contractual maturities because borrowers on certain debt securities may have the right to prepay their respective debt obligations at any time. In addition, factors such as prepayments and interest rates may affect the yields on such securities.
In estimating credit losses, management considers a variety of factors, including (1) whether the Company will be required to sell the impaired security before the recovery of its amortized cost basis, (2) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, and (3) whether the Company expects to recover the entire amortized cost basis of the security. The Company believes that none of the unrealized losses on investment securities are credit losses, as management expects the Company will fully recover the entire amortized cost basis of all securities. As of June 30, 2021, the Company had no credit losses.
NOTE 8 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the six months ended June 30, 2021, the Company terminated two of its interest rate swap agreements in connection with the repayment of the related mortgage notes payable prior to the respective maturity dates, resulting in a realized loss of $436,000. The loss was recorded as an increase to interest expense and other, net included in the accompanying condensed consolidated statements of operations. As of June 30, 2021, the Company had six interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of June 30, 2021 and December 31, 2020 (dollar amounts in thousands):

		Outstanding Notional Amount as of	Interest	Effective	Maturity	Fair Value of Liabilities as of
	Balance Sheet Location	June 30, 2021	Rate (1)	Date	Date	June 30, 2021	December 31, 2020
Interest Rate Swaps	Derivative liabilities, deferred rental income and other liabilities	$258,065	3.31% to 4.84%	12/16/2016 to 9/30/2019	9/30/2021 to 9/6/2022	$(5,140)	$(8,509)
______________________
(1)The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of June 30, 2021.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the derivative instruments that are designated as hedges is recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three and six months ended June 30, 2021, the amount of losses reclassified from other comprehensive income (loss) as an increase to interest expense was $1.9 million and $3.4 million, respectively. For the three and six months ended June 30, 2020, the amount of losses reclassified from other comprehensive income (loss) as an increase to interest expense was $1.2 million and $1.6 million, respectively. The total unrealized holding loss on interest rate swaps of $5.1 million and $8.5 million as of June 30, 2021 and December 31, 2020, respectively, is included in accumulated other comprehensive (loss) income attributable to the Company in the accompanying condensed consolidated statement of changes in equity. During the next 12 months, the Company estimates that an additional $4.5 million will be reclassified from total other comprehensive income (loss) as an increase to interest expense. The Company includes cash flows from interest rate swap agreements in cash flows provided by operating activities on the condensed

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) - (Continued)
consolidated statements of cash flows, as the Company’s accounting policy is to present cash flows from hedging instruments in the same category in the condensed consolidated statements of cash flows as the category for cash flows from the hedged items.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at an aggregate termination value, inclusive of interest payments of $5.2 million, which includes accrued interest, at June 30, 2021. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of June 30, 2021.
NOTE 9 — CREDIT FACILITY AND NOTES PAYABLE
As of June 30, 2021, the Company had $440.4 million of debt outstanding, including net deferred financing costs, with a weighted average years to maturity of eleven months and a weighted average interest rate of 3.48%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date.
The following table summarizes the debt balances as of June 30, 2021 and December 31, 2020, and the debt activity for the six months ended June 30, 2021 (in thousands):

		During the Six Months Ended June 30, 2021
	Balance as of December 31, 2020	Debt Issuance, Net (1)	Repayments	Amortization	Balance as of June 30, 2021
Credit facility	$321,500	$34,000	$(20,000)	$—	$335,500
Notes payable – fixed rate debt	129,219	—	(23,400)	—	105,819
Total debt	450,719	34,000	(43,400)	—	441,319
Deferred costs – credit facility (2)	(645)	—	—	189	(456)
Deferred costs – fixed rate debt	(696)	—	60	130	(506)
Total debt, net	$449,378	$34,000	$(43,340)	$319	$440,357
______________________
(1)Includes deferred financing costs incurred during the period, if applicable.
(2)Deferred costs are related to the term portion of the credit facility.
Notes Payable
As of June 30, 2021, the Company had fixed rate debt outstanding of $105.8 million, including $45.6 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.81% to 4.17% per annum. The fixed rate debt outstanding matures on various dates from October 2021 to February 2025. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $182.2 million as of June 30, 2021. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
Credit Facility
The Company is party to a second amended and restated credit agreement (the “Second Amended Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent (“JPMorgan Chase”), that provides for borrowings up to $425.0 million, which is comprised of up to $212.5 million in unsecured revolving loans (the “Revolving Loans”) and up to $212.5 million in unsecured term loans (the “Term Loans,” and collectively with the Revolving Loans, the “Credit Facility”). The Term Loans mature on September 6, 2022 and the Revolving Loans mature on September 6, 2021; however, subsequent to June 30, 2021, the Company elected to extend the maturity date for the Revolving Loans to March 6, 2022. The Company may elect to extend

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) - (Continued)
the maturity date for the Revolving Loans for up to two six-month periods, but no later than September 6, 2022, subject to satisfying certain conditions contained in the Second Amended Credit Agreement.
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month LIBOR multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.70% to 2.20% for Revolving Loans and 1.60% to 2.10% for Term Loans; or (ii) a base rate ranging from 0.70% to 1.20% for Revolving Loans and 0.60% to 1.10% for Term Loans, plus the greater of: (a) JPMorgan Chase’s Prime Rate (as defined in the Second Amended Credit Agreement); (b) the Federal Funds Effective Rate (as defined in the Second Amended Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.0%. As of June 30, 2021, the Revolving Loans outstanding totaled $123.0 million at a weighted average interest rate of 1.98%. As of June 30, 2021, the Term Loans outstanding totaled $212.5 million, all of which are subject to interest rate swap agreements (the “Swapped Term Loans”). The interest rate swap agreements have the effect of fixing the Eurodollar Rate per annum of the Swapped Term Loan at an all-in rate of 4.10%. As of June 30, 2021, the Company had $335.5 million outstanding under the Credit Facility at a weighted average interest rate of 3.32% and $89.5 million in unused capacity, subject to borrowing availability. The Company had available borrowings of $28.0 million as of June 30, 2021.
The Second Amended Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Second Amended Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $367.1 million plus (ii) 75% of the equity issued minus (iii) the aggregate amount of any redemptions or similar transaction from the date of the Second Amended Credit Agreement; a leverage ratio less than or equal to 60%; a fixed charge coverage ratio equal to or greater than 1.50; an unsecured debt to unencumbered asset value ratio equal to or less than 60%; an unsecured debt service coverage ratio greater than 1.75; a secured debt ratio equal to or less than 40%; and the amount of secured debt that is recourse debt at no greater than 15% of total asset value. As of June 30, 2021, the Company believes it was in compliance with the financial covenants of the Second Amended Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements.
Maturities
As of June 30, 2021, the Company had $123.0 million of debt outstanding under the Credit Facility maturing on September 6, 2021 and $20.4 million of fixed rate debt due during the remainder of 2021. Subsequent to June 30, 2021, the Company elected to extend the maturity date for the Revolving Loans to March 6, 2022. The Company expects to extend the maturity date for the Revolving Loans for another six-month period, subject to satisfying certain conditions contained in the Second Amended Credit Agreement. For the fixed rate debt, the Company expects to use cash on hand or entering into new financing arrangements in order to meet its debt obligations, which management believes is probable based on the current loan-to-value ratios, the occupancy of the Company’s properties and assessment of the lending environment. The Company believes cash on hand, net cash provided by operations and the entry into new financing arrangements will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued.
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to June 30, 2021 (in thousands):

Principal Repayments
Remainder of 2021 (1)	$143,442
2022	280,927
2023	—
2024	—
2025	16,950
Thereafter	—
Total	$441,319
______________________
(1)Subsequent to June 30, 2021, the Company elected to extend the maturity date for the Revolving Loans to March 6, 2022.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) - (Continued)
NOTE 10 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the six months ended June 30, 2021 and 2020 are as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Change in accrued dealer manager fees, ongoing stockholder servicing fees, and other offering costs	$633	$(225)
Distributions to stockholders declared and unpaid	$2,304	$2,411
Common stock issued through distribution reinvestment plan	$7,305	$6,565
Redemptions to stockholders declared and unpaid	$1,892	$5,783
Change in fair value of marketable securities	$(290)	$579
Change in fair value of interest rate swaps	$3,369	$(6,710)
Accrued capital expenditures	$6	$33
Supplemental Cash Flow Disclosures:
Interest paid	$8,317	$7,576
Cash paid for taxes	$165	$93
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
June 30, 2021 (Unaudited) - (Continued)
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
Other organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding upfront selling commissions, dealer manager fees and the ongoing stockholder servicing fees) are paid for by CIM Income NAV Management or its affiliates and can be reimbursed by the Company up to 0.75% of the aggregate gross offering proceeds, excluding upfront selling commissions and dealer manager fees charged on T Shares and S Shares sold in the Primary Offering. Prior to February 28, 2020, there was a 1.50% upfront selling commission on D Shares. Effective February 28, 2020, there are no upfront selling commissions on D Shares. As of June 30, 2021, CIM Income NAV Management or its affiliates had paid organization and offering expenses in excess of 0.75% of the gross proceeds from the Offering. These excess amounts were not included in the financial statements of the Company because such amounts were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess amounts may become payable to CIM Income NAV Management or its affiliates.
Advisory fees
The Company pays CIM Income NAV Management an asset-based advisory fee that is payable in arrears on a monthly basis and accrues monthly in an amount equal to 1/365 of 1.10% of the Company’s NAV for each class of common stock. At the request of the Board, CIM Income NAV Management agreed to take 50% of the monthly advisory fee payment from August 2020 through December 31, 2021 in I Shares based on the then current NAV per share of such shares at the time of issuance. During the six months ended June 30, 2021, approximately 70,000 Class I Shares were issued for payment of advisory fees, which vested upon issuance, totaling $1.2 million in equity-based payments for the six months ended June 30, 2021, which are included in advisory fees in the condensed consolidated statements of operations.
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

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) - (Continued)
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
Starting with the period beginning on January 1, 2019, the performance-based fee is equal to 12.5% of the Total Return for each class of common stock, subject to a 5% Hurdle Amount, a High Water Mark and a Catch-Up (each term as referenced in the Advisory Agreement), payable annually in arrears. The Company reached the 5% Hurdle Amount during the six months ended June 30, 2021. No performance fee was incurred during the six months ended June 30, 2020.
Expense reimbursements to related parties
The Company reimburses CIM Income NAV Management for the operating expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse for any amount by which its operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceeds the greater of (1) 2% of average invested assets, or (2) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period.
In addition, the Company reimburses CIM Income NAV Management for all out-of-pocket expenses incurred in connection with the acquisition of the Company’s investments. While most of the acquisition expenses are expected to be paid to third parties, a portion of the out-of-pocket acquisition expenses may be reimbursed to CIM Income NAV Management or its affiliates. Acquisition expenses, together with any acquisition fees paid to third parties for a particular real estate-related asset, will in no event exceed 6% of the gross purchase price of such asset. Acquisition-related advisor reimbursements are expensed as incurred and are included in expense reimbursements to related parties in the accompanying condensed consolidated statements of operations.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CIM Income NAV Management and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Upfront selling commissions	$7	$28	$11	$351
Stockholder servicing fees(1)	$587	$670	$1,194	$1,303
Dealer manager fees(1)	$1	$5	$2	$61
Organization and offering expense reimbursement	$31	$28	$67	$177
Advisory fee	$1,234	$1,456	$2,488	$3,052
Performance fee	$999	$—	$999	$—
Expense reimbursements to related parties	$955	$511	$1,782	$910
______________________
(1)Amounts are calculated for the respective period in accordance with the dealer manager agreement and exclude the estimated liability for the future fees payable to CCO Capital of $11.3 million and $12.3 million as of June 30, 2021 and 2020, respectively, which are included in due to affiliates in the condensed consolidated balance sheets, with a corresponding decrease to capital in excess of par value, as described in Note 2 — Summary of Significant Accounting Policies.
Due to/from Affiliates
As of June 30, 2021 and December 31, 2020, $14.6 million and $13.8 million, respectively, was due to CIM Income NAV Management or its affiliates, primarily related to the estimated liability for current and future stockholder servicing fees, the reimbursement of organization, performance fee and offering expenses and advisory fees, which were included in amounts due to affiliates on the condensed consolidated balance sheets.
As of June 30, 2021 and December 31, 2020, $8,000 and $7,000, respectively, was due from CIM Income NAV Management or its affiliates related to amounts received by affiliates of the advisor which were due to the Company.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) - (Continued)
CIM UII Onshore Investment
On March 31, 2020, the Company purchased $50.0 million of limited partnership interests of CIM UII Onshore. The Company is required to pay CIM UII Onshore a management fee equal to 0.65% per annum of its share of the NAV of CIM Urban Income. For the three and six months ended June 30, 2021, the Company incurred $77,000 and $152,000, respectively, of management fees to CIM UII Onshore, which was offset by a reduction to the advisory fees incurred pursuant to the Advisory Agreement. As of June 30, 2021, the limited partnership interest in CIM UII Onshore had a carrying value of $48.4 million. Both CIM UII Onshore and CIM Urban Income were formed by CIM, and CIM controls the general partner of both CIM UII Onshore and CIM Urban Income.
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
NOTE 14 — STOCKHOLDERS’ EQUITY
The table below provides information regarding the issuances and redemptions of each class of the Company’s common stock during the three and six months ended June 30, 2021 and 2020 (dollar amounts in thousands):

	D Shares		T Shares		S Shares		I Shares		Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balance as of January 1, 2021	15,318,506	$153	13,778,134	$138	7,399	$—	1,011,342	$10	30,115,381	$301
Issuance of common stock	146,827	2	136,249	1	141	—	7,036	—	290,253	3
Redemptions of common stock	(364,171)	(4)	(232,939)	(2)	—	—	(5,867)	—	(602,977)	(6)
Equity-based compensation	2,923	—	—	—	—	—	—	—	2,923	—
Equity-based payments to advisor	—	—	—	—	—	—	32,775	—	32,775	—
Balance as of March 31, 2021	15,104,085	$151	13,681,444	$137	7,540	$—	1,045,286	$10	29,838,355	$298
Issuance of common stock	146,521	1	105,501	1	110	—	5,394	1	257,526	3
Redemptions of common stock	(353,952)	(3)	(224,623)	(2)	—	—	(16,848)	—	(595,423)	(5)
Equity-based compensation	3,018	—	—	—	—	—	—	—	3,018	—
Equity-based payments to advisor	—	—	—	—	—	—	36,854	—	36,854	—
Balance as of June 30, 2021	14,899,672	$149	13,562,322	$136	7,650	$—	1,070,686	$11	29,540,330	$296

	D Shares		T Shares		S Shares		I Shares		Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balance as of January 1, 2020	18,143,147	$181	14,499,636	$145	7,031	$—	1,097,896	$11	33,747,710	$337
Issuance of common stock	356,188	4	752,814	7	98	—	21,964	—	1,131,064	11
Redemptions of common stock	(1,657,375)	(17)	(830,138)	(8)	—	—	(166,073)	(1)	(2,653,586)	(26)
Balance as of March 31, 2020	16,841,960	$168	14,422,312	$144	7,129	$—	953,787	$10	32,225,188	$322
Issuance of common stock	83,933	1	125,984	1	67	—	3,390	—	213,374	2
Redemptions of common stock	(1,137,587)	(11)	(594,197)	(6)	—	—	(14,907)	—	(1,746,691)	(17)
Balance as of June 30, 2020	15,788,306	$158	13,954,099	$139	7,196	$—	942,270	$10	30,691,871	$307
Equity-Based Compensation
On August 9, 2018, the Board approved the adoption of the Company’s 2018 Equity Incentive Plan (the “Plan”), under which 400,000 of the Company’s common shares were reserved for issuance and share awards of 378,000 shares are available for future grant as of June 30, 2021.
As of June 30, 2021, the Company has granted awards of approximately 5,600 restricted D Shares to each of the independent members of the Board (approximately 22,400 restricted shares in aggregate) under the Plan. As of June 30, 2021, 14,600 of the restricted D Shares had vested based on one year of continuous service. The remaining 7,800 shares issued had

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) - (Continued)
not been forfeited as of June 30, 2021. The fair value of the Company’s share awards is determined using the Company’s NAV per share on the date of grant. Compensation expense related to these restricted D Shares is recognized over the vesting period. The Company recorded compensation expense of $33,000 and $66,000 for the three and six months ended June 30, 2021, respectively, related to these restricted D Shares, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
As of June 30, 2021, there was $33,000 of total unrecognized compensation expense related to the restricted D Shares issued in 2020, which will be recognized ratably over the remaining period of service prior to October 1, 2021.
The Board determined 50% of the Company’s independent directors’ quarterly compensation payments for the third quarter of 2020 through the fourth quarter of 2021 would be paid in D Shares based on the then current NAV per share at the time of issuance. As of June 30, 2021, the Company has granted awards of approximately 2,200 unrestricted D Shares to each of the independent members of the Board (approximately 8,800 unrestricted shares in aggregate). The Company recorded compensation expense of $49,000 and $98,000 for the three and six months ended June 30, 2021 related to these unrestricted D Shares, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
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
As of June 30, 2021, the Company’s leases had a weighted-average remaining term of 9.5 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of June 30, 2021, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Future Minimum Rental Income
Remainder of 2021	$30,745
2022	61,003
2023	61,120
2024	59,901
2025	57,481
Thereafter	338,360
Total	$608,610
A certain amount of the Company’s rental and other property income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the three and six months ended June 30, 2021 and 2020, the amount of the contingent rent earned by the Company was not significant.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) - (Continued)
Rental and other property income during the three and six months ended June 30, 2021 and 2020 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fixed rental and other property income (1)	$15,837	$15,055	$32,130	$31,216
Variable rental and other property income (2)	1,816	2,093	4,221	4,520
Total rental and other property income	$17,653	$17,148	$36,351	$35,736
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
NOTE 16— SUBSEQUENT EVENTS
The following events occurred subsequent to June 30, 2021:
Property Dispositions
Subsequent to June 30, 2021, the Company disposed of five properties for an aggregate gross sales price of $7.9 million, resulting in net proceeds of $5.4 million after closing costs and the repayment of the underlying mortgage notes, and a net gain of approximately $2.1 million. The Company has no continuing involvement with these properties.
Notes Payable
Subsequent to June 30, 2021, the Company repaid $20.3 million on its fixed rate debt.
Credit Facility
Subsequent to June 30, 2021, the Company elected to extend the maturity date for the Revolving Loans to March 6, 2022.

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
Our operating results and cash flows are primarily influenced by rental and other property income from our commercial properties, and interest expense on our property indebtedness and acquisition and operating expenses. As 98.6% of our rentable square feet was under lease as of June 30, 2021, with a weighted average remaining lease term of 9.5 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors, including due to circumstances related to the COVID-19 pandemic. Our advisor regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
Effective April 1, 2020, we modified our Offering and certain other features of our Company from a daily to a monthly NAV REIT. As part of the change from a daily to a monthly NAV REIT, our Board approved, among other things: (1) a change in the frequency of our NAV calculations from daily to monthly and certain other related changes to our valuation policies; and

(2) the adoption of the Amended Share Redemption Program that provides for redemptions on a monthly basis. As a monthly NAV REIT, we expect that investors’ subscriptions will be accepted on the first day of each month and the purchase price of each class of shares would generally equal the prior month’s NAV for that class divided by the number of shares of such class outstanding, as determined monthly, plus applicable selling commissions and dealer manager fees.
COVID-19
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. Since then, COVID-19 has spread worldwide, causing significant disruptions to the U.S. and world economies. and has triggered a period of significant global economic slowdown. In the first half of 2021, the U.S. and world economy have begun to show signs of recovery from the impact of COVID-19 as vaccination rates increased, virus caseloads declined and businesses, schools and public services have begun the reopening process. However, the emergence of variant strains of COVID-19 has threatened to slow or reverse these trends in the third quarter 2021 and beyond. As a result, there continues to be uncertainty around impact of COVID-19 on the U.S. economy and world economies.
We are closely monitoring the negative impacts that the COVID-19 pandemic and the efforts to mitigate its spread are having on the economy, our tenants and our business. The extent to which the COVID-19 pandemic continues to impact our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, the distribution and acceptance of vaccines, the spread of new variants of COVID-19, the extent to which federal, state and local governments provide relief or assistance to those affected by COVID-19 and the impact that these developments will have on the timing and speed of the recovery of the U.S. and world economy.
During the three and six months ended June 30, 2021, the majority of lease concessions provided were in the form of rent abatements to certain tenants in response to the impact of the COVID-19 pandemic on those tenants.
As of August 9, 2021, we have collected approximately 98% of rental payments billed to tenants during the three months ended June 30, 2021. Additionally, as of June 30, 2021, we had granted rent deferrals with an aggregate deferral amount of $541,000. As of August 9, 2021, we collected $367,000 of deferred rent, representing approximately 100% of amounts due through June 30, 2021.
Operating Highlights and Key Performance Indicators
2021 Activity
•Disposed of two properties, for a gross sales price of $22.8 million.
•Decreased total debt by $9.4 million to $441.3 million.
Portfolio Information
Real Estate Portfolio
As of June 30, 2021, we owned 121 properties located in 33 states, comprising 5.2 million rentable square feet, which includes the rentable square feet of buildings on land subject to ground leases. As of June 30, 2021, no single tenant accounted for greater than 10% of our 2021 annualized rental income. As of June 30, 2021, we had certain geographic concentrations in our property holdings. In particular, as of June 30, 2021, 17 of our properties were located in Ohio, five of our properties were located in Arizona and eight of our properties were located in Illinois, accounting for 13%, 11% and 10%, respectively, of our 2021 annualized rental income. In addition, we had tenants in the manufacturing industry, which accounted for 18% of our 2021 annualized rental income. Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate assets. The following table shows the property statistics of our real estate assets as of June 30, 2021 and 2020:

	As of June 30,
	2021	2020
Number of commercial properties	121	126
Rentable square feet (in thousands) (1)	5,178	5,388
Percentage of rentable square feet leased	98.6%	98.7%
Percentage of investment-grade tenants (2)	27.8%	32.2%
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
During the three and six months ended June 30, 2021 and 2020, we did not acquire any properties.
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
Same Store Analysis
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate assets. We review our stabilized operating results, measured by net operating income (“NOI”), from properties that we owned for the entirety of both the current and prior year reporting periods, referred to as “same store” properties, and we believe that the presentation of operating results for same store properties provides useful information to stockholders. NOI is a supplemental non-GAAP financial measure of a real estate company’s operating performance. NOI is considered by management to be a helpful supplemental performance measure, as it enables management to evaluate the impact of occupancy, rents, leasing activity, and other controllable property operating results at our real estate properties, and it provides a consistent method for the comparison of our properties. We define NOI as operating revenues less operating expenses, which exclude (i) depreciation and amortization, (ii) interest expense and other non-property related revenue and expense items such as (a) general and administrative expenses, (b) expense reimbursements to related parties, (c) advisory and performance fees, (d) transaction-related expenses, (e) real estate impairment, (f) gain on disposition or real estate, net and (g) income from marketable securities. Our NOI may not be comparable to that of other REITs and should not be considered to be more relevant or accurate in evaluating our operating performance than the current GAAP methodology used in calculating net income. In determining the same store property pool, we include all properties that were owned for the entirety of both the current and prior reporting periods, except for properties during the current or prior year that were under development or redevelopment.
Comparison of the Three Months Ended June 30, 2021 and 2020
The following table reconciles net income, calculated in accordance with GAAP, to net operating income (dollar amounts in thousands):

	For the Three Months Ended June 30,
	2021	2020	Change
Net income (loss)	$1,982	$(11,292)	$13,274
Interest expense and other, net	4,826	4,452	374
(Gain) loss on investment in CIM UII Onshore	(1,138)	3,302	(4,440)
Operating income (loss)	5,670	(3,538)	9,208

Gain on disposition of real estate, net	(1,167)	(14)	(1,153)
Real estate impairment	—	8,058	(8,058)
Depreciation and amortization	6,793	6,949	(156)
Transaction-related expenses	—	4	(4)
Advisory and performance fees	2,233	1,456	777
Expense reimbursements to related parties	955	511	444
General and administrative expenses	1,103	1,394	(291)
Interest income on marketable securities	(77)	(88)	11
Net operating income	$15,510	$14,732	$778

A total of 121 properties were acquired before April 1, 2020 and represent our “same store” properties during the three months ended June 30, 2021 and 2020. “Non-same store” properties, for purposes of the table below, includes properties acquired and disposed on or after April 1, 2020. The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store
	For the Three Months Ended June 30,			For the Three Months Ended June 30,			For the Three Months Ended June 30,
	2021	2020	Change	2021	2020	Change	2021	2020	Change
Rental and other property income	$17,653	$17,148	$505	$17,442	$16,235	$1,207	$211	$913	$(702)

Property operating expenses	1,094	973	121	1,059	894	165	35	79	(44)
Real estate tax expenses	1,049	1,443	(394)	1,199	1,241	(42)	(150)	202	(352)
Total property operating expenses	2,143	2,416	(273)	2,258	2,135	123	(115)	281	(396)

Net operating income	$15,510	$14,732	$778	$15,184	$14,100	$1,084	$326	$632	$(306)
Interest Expense and Other, Net
The increase in interest expense and other, net of $374,000 during the three months ended June 30, 2021, as compared to the same period in 2020, was primarily due to an increase in the loss recognized on our terminated derivative instruments.
(Gain) Loss on Investment in CIM UII Onshore
The change in gain (loss) on investment in CIM UII Onshore of $4.4 million during the three months ended June 30, 2021, as compared to the same period in 2020, was due to our investment in limited partnership interests in CIM UII Onshore, for which we recognized our share of CIM UII Onshore’s gain of $1.1 million during the three months ended June 30, 2021, as compared to recognizing our share of CIM UII Onshore’s loss of $3.3 million during the three months ended June 30, 2020.
Gain on Disposition of Real Estate, Net
The increase in gain on disposition of real estate, net of $1.2 million during the three months ended June 30, 2021, as compared to the same period in 2020, was primarily due to the disposition of one anchored shopping center at a gain of $1.2 million during the three months ended June 30, 2021, as compared to the disposition of one retail property during the three months ended June 30, 2020 at a gain of $14,000.
Real Estate Impairment
The decrease in impairment of $8.1 million during the three months ended June 30, 2021, as compared to the same period in 2020, was primarily due to an impairment charge of $8.1 million related to one anchored shopping center and one retail property during the three months ended June 30, 2020, compared to no impairment charges recorded during the three months ended June 30, 2021.
Depreciation and Amortization
The decrease in depreciation and amortization of $156,000 during the three months ended June 30, 2021, as compared to the same period in 2020, was primarily due to the disposition of five properties subsequent to June 30, 2020.
Transaction-Related Expenses
Transaction-related expenses include abandoned deal costs for acquisition and disposition activity.
Transaction-related expenses remained generally consistent during the three months ended June 30, 2021, as compared to the same period in 2020.
Advisory and Performance Fees
The advisory fees that we pay to our advisor are based upon our NAV, and the performance fee is based on our annual return to stockholders for each class of our common stock. The increase in advisory and performance fees of $777,000 during the three months ended June 30, 2021, as compared to the same period in 2020, was primarily due to a performance fee being earned by the advisor during the three months ended June 30, 2021. This increase was partially offset by a decrease in the average total NAV for all share classes, which decreased $42.8 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.
Expense Reimbursements to Related Parties
We reimburse CIM Income NAV Management or its affiliates for expenses incurred in the process of acquiring a property, disposing of a property, or the origination or acquisition of a loan, so long as the total expenses relating to the transaction do not exceed 6.0% of the contract purchase price, unless otherwise approved by a majority of our Board, including a majority of our independent directors, as commercially competitive, fair and reasonable to us. Our acquisitions qualify as asset acquisitions, and, as such, certain acquisition costs related to these asset acquisitions are capitalized.
The increase in expense reimbursements to related parties of $444,000 during the three months ended June 30, 2021, as compared to the same period in 2020, was primarily due to an increase in certain expense reimbursements to our advisor relating to operating expenses.
General and Administrative Expenses
The primary general and administrative expense items are escrow and trustee fees and professional service fees.
The decrease in general and administration expenses of $291,000 during the three months ended June 30, 2021, as compared to the same period in 2020, was primarily due to a decrease in valuation servicing fees as a result of the reversion back to rolling annual valuations of our properties, which valuations were temporarily performed monthly from April 2020 through September 2020 due to uncertainty surrounding the COVID-19 pandemic.
Net Operating Income
Same store net operating income increased $1.1 million during the three months ended June 30, 2021, as compared to the same period in 2020. The increase was primarily due to an increase in rental income as a result of the impact of COVID-19 leading to a temporary reduction in rental income during the three months ended June 30, 2020 for certain tenants. This was partially offset by a decrease in occupancy from 99.8% on June 30, 2020 to 98.6% on June 30, 2021.
Non-same store property net operating income decreased $306,000 during the three months ended June 30, 2021, as compared to the same period in 2020. The decrease is primarily due to the disposition of five rental income-producing properties subsequent to June 30, 2020.
Comparison of the Six Months Ended June 30, 2021 and 2020
The following table reconciles net income, calculated in accordance with GAAP, to net operating income (dollar amounts in thousands):

	For the Six Months Ended June 30,
	2021	2020	Change
Net income (loss)	$5,509	$(14,802)	$20,311
Interest expense and other, net	9,235	8,112	1,123
(Gain) loss on investment in CIM UII Onshore	(2,470)	3,302	(5,772)
Operating income (loss)	12,274	(3,388)	15,662

Gain on disposition of real estate, net	(1,177)	(14)	(1,163)
Impairment	—	13,744	(13,744)
Depreciation and amortization	13,596	13,988	(392)
Transaction-related expenses	—	6	(6)
Advisory and performance fees	3,487	3,052	435
Expense reimbursements to related parties	1,782	910	872
General and administrative expenses	2,117	2,413	(296)
Interest income on marketable securities	(156)	(178)	22
Net operating income	$31,923	$30,533	$1,390

A total of 121 properties were acquired before January 1, 2020 and represent our “same store” properties during the six months ended June 30, 2021 and 2020. “Non-same store” properties, for purposes of the table below, includes properties acquired and disposed on or after January 1, 2020. The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store
	For the Six Months Ended June 30,			For the Six Months Ended June 30,			For the Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change	2021	2020	Change
Rental and other property income	$36,351	$35,736	$615	$35,480	$33,793	$1,687	$871	$1,943	$(1,072)

Property operating expenses	2,060	2,427	(367)	1,953	2,045	(92)	107	382	(275)
Real estate tax expenses	2,368	2,776	(408)	2,361	2,386	(25)	7	390	(383)
Total property operating expenses	4,428	5,203	(775)	4,314	4,431	(117)	114	772	(658)

Net operating income	$31,923	$30,533	$1,390	$31,166	$29,362	$1,804	$757	$1,171	$(414)
Interest Expense and Other, Net
The increase in interest expense and other, net of $1.1 million during the six months ended June 30, 2021, as compared to the same period in 2020, was primarily due to an increase in our average outstanding debt balance to $452.5 million for the six months ended June 30, 2021, as compared to $425.8 million for the six months ended June 30, 2020, as well as an increase in the loss recognized on our terminated derivative instruments. This increase was partially offset by a decrease in the weighted average interest rate from 3.53% as of June 30, 2020 to 3.48% as of June 30, 2021.
(Gain) Loss on Investment in CIM UII Onshore
The change in (gain) loss on investment in CIM UII Onshore of $5.8 million during the six months ended June 30, 2021, as compared to the same period in 2020, was due to our investment in limited partnership interests in CIM UII Onshore, for which we recognized our share of CIM UII Onshore’s gain of $2.5 million during the six months ended June 30, 2021, as compared to recognizing our share of CIM UII Onshore’s loss of $3.3 million during the six months ended June 30, 2020.
Gain on Disposition of Real Estate, Net
The increase in gain on disposition of real estate, net of $1.2 million during the six months ended June 30, 2021, as compared to the same period in 2020, was primarily due to the disposition of two properties during the six months ended June 30, 2021 at a gain of $1.2 million, as compared to the disposition of two properties during the six months ended June 30, 2020 at a gain of $14,000.
Real Estate Impairment
The decrease in impairment of $13.7 million during the six months ended June 30, 2021, as compared to the same period in 2020, was primarily due to management identifying the carrying value of one anchored shopping center and one retail property to be greater than the estimated fair value of the properties, as well as bankruptcies at one anchored shopping center and two retail properties resulting in an impairment charge of $13.7 million during the six months ended June 30, 2020, compared to no impairment charges recorded during the six months ended June 30, 2021.
Depreciation and Amortization
The decrease in depreciation and amortization of $392,000 during the six months ended June 30, 2021, as compared to the same period in 2020, was primarily due to the disposition of five properties subsequent to June 30, 2020.
Transaction-Related Expenses
Transaction-related expenses remained generally consistent during the six months ended June 30, 2021, as compared to the same period in 2020.
Advisory and Performance Fees
The increase in advisory and performance fees of $435,000 during the six months ended June 30, 2021, as compared to the same period in 2020, was primarily due to a performance fee being earned by the advisor during the six months ended June 30,

2021. This increase was partially offset by a decrease in the average total NAV for all share classes, which decreased $66.5 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Expense Reimbursements to Related Parties
The increase in expense reimbursements to related parties of $872,000 during the six months ended June 30, 2021, as compared to the same period in 2020, was primarily due to an increase in advisor reimbursements relating to operating expenses.
General and Administrative Expenses
The decrease in general and administrative expenses of $296,000 during the six months ended June 30, 2021, as compared to the same period in 2020, was primarily due to a decrease in valuation servicing fees as a result of the reversion back to rolling annual valuations of our properties, which valuations were temporarily performed monthly from April 2020 through September 2020 due to uncertainty surrounding the COVID-19 pandemic.
Net Operating Income
Same store net operating income increased $1.8 million during the six months ended June 30, 2021, as compared to the same period in 2020. The increase was primarily due to an increase in rental income as a result of the impact of COVID-19 leading to a temporary reduction in rental income during the three months ended June 30, 2020 for certain tenants. This was partially offset by a decrease in occupancy from 99.8% on June 30, 2020 to 98.6% on June 30, 2021.
Non-same store property net operating income decreased $414,000 during the six months ended June 30, 2021, as compared to the same period in 2020. The decrease is primarily due to the disposition of five rental income-producing properties subsequent to June 30, 2020.
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
On April 20, 2020, our Board decided to make a determination as to the amount and timing of distributions on a monthly, instead of a quarterly, basis until such time that we have greater visibility into the impact that the COVID-19 pandemic would have on our tenants’ ability to continue to pay rent on their leases on a timely basis or at all, the degree to which federal, state or local governmental authorities grant rent relief or other relief or amnesty programs applicable to our tenants, our ability to access the capital markets, and on the United States and worldwide financial markets and economy. On March 25, 2021, the Board resumed declaring distributions on a quarterly basis.

Since April of 2020, our Board authorized the following monthly distribution amounts per share for the periods indicated below:

Record Date	Distribution Amount (1)
April 30, 2020	$0.0400
May 31, 2020	$0.0400
June 30, 2020	$0.0777
July 30, 2020	$0.0777
August 28, 2020	$0.0777
September 29, 2020	$0.0777
October 29, 2020	$0.0777
November 27, 2020	$0.0777
December 30, 2020	$0.0777
January 28, 2021	$0.0777
February 25, 2021	$0.0777
March 29, 2021	$0.0777
April 29 2021	$0.0777
May 28, 2021	$0.0777
June 29, 2021	$0.0777
July 29, 2021	$0.0777
August 30, 2021	$0.0777
September 29, 2021	$0.0777
October 28, 2021	$0.0777
November 29, 2021	$0.0777
December 30, 2021	$0.0777
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
As of June 30, 2021, we had distributions payable of $2.3 million, which is included in distributions and redemptions payable on the accompanying condensed consolidated balance sheets.

The following table presents distributions and the source of distributions for the periods indicated below (dollar amounts in thousands):

	Six Months Ended June 30,
	2021		2020
	Amount	Percent	Amount	Percent
Distributions paid in cash	$9,245	56%	$6,899	51%
Distributions reinvested	7,305	44%	6,565	49%
Total distributions	$16,550	100%	$13,464	100%

Source of distributions:
Net cash provided by operating activities (1)	$16,550	100%	$13,464	100%
Total sources	$16,550	100%	$13,464	100%
______________________
(1)Net cash provided by operating activities for the six months ended June 30, 2021 and 2020 was $18.0 million and $14.5 million, respectively.
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
Our Amended Share Redemption Program includes certain redemption limits, including a quarterly limit and, in some cases, an individual stockholder limit. We received redemption requests of approximately 8.3 million shares for $135.7 million in excess of our redemption limit during the six months ended June 30, 2021. During the six months ended June 30, 2021, we received valid redemption requests under our Amended Share Redemption Program totaling approximately 9.5 million shares, of which we redeemed approximately 953,000 shares as of June 30, 2021 for $15.7 million at an average redemption price of $16.43 per share and 117,000 shares subsequent to June 30, 2021 for $1.9 million at an average redemption price of $16.22. The remaining redemption requests relating to approximately 8.3 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program then in effect.
As of July 2020, the Board determined that monthly redemptions temporarily will be limited to shares whose aggregate value is no more than 0.8% of our aggregate NAV as of the last calendar day of the previous calendar month, and in any calendar quarter, redemptions will be limited to shares whose aggregate value is no more than 2.0% of our aggregate NAV as of the last calendar day of the previous calendar quarter. While it is our intent to return to the redemption plan limits stated in our existing share redemption plan, no assurances can be made regarding if or when we will return to such limits.
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

Liquidity and Capital Resources
General
Our Credit Facility, with JPMorgan Chase as administrative agent, provides for borrowings up to $425.0 million, which is comprised of up to $212.5 million in Revolving Loans and $212.5 million in Term Loans. As of June 30, 2021, we had $89.5 million in unused capacity, subject to borrowing availability. We had $28.0 million of available borrowings as of June 30, 2021. As of June 30, 2021, we believe we were in compliance with the financial covenants under our various fixed and variable rate debt agreements.
We expect to meet our short-term liquidity requirements through available cash, cash provided by property operations, proceeds from the Offering and borrowings from the Credit Facility or other sources. As of June 30, 2021, we had cash and cash equivalents of $10.8 million and investments in marketable securities of $15.4 million.
We expect to continue to raise capital through the Offering and to utilize such funds and future proceeds from secured or unsecured financing to complete future property acquisitions, other permitted investments and for general corporate uses. The source of our operating cash flows is primarily the rental and other property income received from current and future leased properties. As of June 30, 2021, we had raised $887.2 million of gross proceeds from the Offering before organization and offering costs, upfront selling commissions, dealer manager fees and the current portion of stockholder servicing fees of $34.0 million. Refer to Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020 for risks related to our ability to raise capital in the near term.
Our investment guidelines provide that we will seek to maintain our target liquidity of 10% of the NAV up to $1 billion, and 5% of the NAV in excess of $1 billion (“Target Liquidity”) in relatively liquid investments, such as U.S. government securities, agency securities, corporate debt, publicly traded debt and equity real estate-related securities, cash, cash equivalents and other short-term investments and, in CIM Income NAV Management’s discretion, lines of credit (collectively, the “Liquid Assets”). To the extent that CIM Income NAV Management determines that we should maintain borrowing capacity under lines of credit, the amount available under the lines of credit will be included in calculating the Liquid Assets under these guidelines. These are guidelines, and our stockholders should not expect that we will, at all times, hold liquid assets at or above the target levels or that all liquid assets will be available to satisfy redemption requests as we receive them. We anticipate that both our overall allocation to liquid assets as a percentage of our NAV and our allocation to different types of liquid assets will vary. In making these determinations, our advisor will consider our receipt of proceeds from sales of additional shares, our cash flow from operations, available borrowing capacity under lines of credit, if any, or from additional mortgages on our real estate, our receipt of proceeds from sales of assets, and the anticipated use of cash to fund redemptions, as well as the availability and pricing of different investments. The amount of the Liquid Assets is determined by our advisor, in its sole discretion, but is subject to review by our independent directors on a quarterly basis.
Given the recent levels of investor subscriptions and increased redemption requests, which we believe has been exacerbated by the challenging economic environment caused by the COVID-19 pandemic, our stated objectives of maintaining Target Liquidity and satisfying the redemption plan limits are in conflict. As such, we are temporarily redeeming less than the Amended Share Redemption Program limits to maintain the Target Liquidity while we seek to generate additional liquidity through investor subscriptions and execution of an in-process asset disposition program. On July 28, 2020, our Board determined that, effective immediately, monthly redemptions temporarily will be limited to shares whose aggregate value is no more than 0.8% of the aggregate NAV as of the last calendar day of the previous calendar month, and in any calendar quarter, redemptions will be limited to shares whose aggregate value is no more than 2.0% of the aggregate NAV as of the last calendar day of the previous calendar quarter. While it is our intent to return to the redemption plan limits stated in our existing share redemption plan, no assurances can be made regarding if or when we will return to such limits.
Further, our Board has agreed to support our efforts towards achieving sustainable liquidity by agreeing to take 50% of their quarterly Board compensation in common stock, based on the then current NAV per share at the time of issuance, for the third quarter of 2020 through the fourth quarter of 2021. In addition, at the request of our Board, our advisor has agreed to take 50% of its monthly advisory fees in common stock, based on the then current NAV per share at the time of issuance, through December 31, 2021.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for property acquisitions or other permitted investments, operating expenses, distributions and redemptions to stockholders and interest on our outstanding debt, including principal repayments of $160.1 million due within the next 12 months. Subsequent to June 30, 2021, we elected to extend the maturity date for the Revolving Loans to March 6, 2022. We expect to extend the maturity date of the Revolving Loans through September 6, 2022,subject to satisfying certain conditions contained in the Second Amended Credit Agreement, including providing notice of the election and paying an extension fee of 0.10% of the maximum amount of the Revolving Loans (the “Extension Fee”). We expect to meet our short-term liquidity requirements through available cash, cash provided by property operations, proceeds from the Offering and borrowings from the Credit Facility or other sources, such as proceeds from dispositions. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
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
Contractual Obligations
As of June 30, 2021, we had debt outstanding with a carrying value of $441.3 million and a weighted average interest rate of 3.48%. See Note 9 — Credit Facility and Notes Payable to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a description of certain terms of the debt. Our contractual obligations as of June 30, 2021 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments – credit facility (2)	$335,500	$123,000	$212,500	$—	$—
Interest payments – credit facility (3)	10,759	9,160	1,599	—	—
Principal payments – fixed debt rate	105,819	37,052	51,817	16,950	—
Interest payments – fixed debt rate (4)	5,258	3,325	1,513	420	—
Total	$457,336	$172,537	$267,429	$17,370	$—
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
(3)As of June 30, 2021, the Term Loans outstanding totaled $212.5 million, all of which are subject to interest rate swap agreements. The weighted average all-in interest rate for the Swapped Term Loans was 4.10%. The remaining $123.0 million in Revolving Loans outstanding under the Credit Facility has a weighted average interest rate of 1.98% as of June 30, 2021.
(4)As of June 30, 2021, we had $45.6 million of variable rate mortgage notes effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.
Our charter prohibits us from incurring debt that would cause our borrowings to exceed 75% of our gross assets, valued at the aggregate cost (before depreciation and other non-cash reserves), unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report. In addition to this limitation in our charter, our Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of our Board (including a majority of the independent directors) and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. As of June 30, 2021, our ratio of debt to total gross assets net of gross intangible lease liabilities was 49.7%, and our ratio of debt to the fair market value of our gross assets net of gross intangible lease liabilities was 51.7%. Fair market value is based on the estimated market value of our real estate assets as of June 30, 2021 used to determine our estimated per share NAV.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as financing and issuance costs and related accumulated amortization, less all cash and cash equivalents. As of June 30, 2021, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 48.5%.
The following table provides a reconciliation of the Credit Facility and notes payable, net balance, as reported on our condensed consolidated balance sheet, to net debt as of June 30, 2021 (dollar amounts in thousands):

Balance as of June 30, 2021
Credit facility and notes payable, net	$440,357
Deferred costs, net (1)	962
Less: Cash and cash equivalents	(10,763)
Net debt	$430,556
Gross real estate assets, net(2) and investment in CIM UII Onshore	$887,491
Net debt leverage ratio	48.5%
______________________
(1)Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility.
(2)Net of gross intangible lease liabilities.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities increased by $3.5 million for the six months ended June 30, 2021, as compared to the same period in 2020. The increase was primarily due to an increase in net income after non-cash adjustments, offset by the timing of receipts and payments for rents and tenant receivables and amounts due to affiliates recorded during the six months ended June 30, 2021, as compared to the same period in 2020. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash provided by investing activities was $22.0 million for the six months ended June 30, 2021, compared to net cash used in investing activities of $45.7 million during the six months ended June 30, 2020. The change was primarily due to our investment in CIM UII Onshore for $50.0 million during the six months ended June 30, 2020. No such investments were made during the six months ended June 30, 2021. This increase was also due to an increase in net proceeds from disposition of real estate assets of $16.4 million.
Financing Activities. Net cash used in financing activities was $38.1 million for the six months ended June 30, 2021, compared to net cash provided by financing activities of $59.4 million during the six months ended June 30, 2020. The change was primarily due to a decrease in net proceeds from borrowing facilities and mortgage notes of $131.4 million, as well as a decrease in net proceeds from the issuance of common stock of $15.0 million, partially offset by a decrease in redemptions of common stock of $51.2 million.
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
Conflicts of Interest
Richard S. Ressler, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, including CIM Income NAV Management, is the chairman of the board, chief executive officer and president of CMFT and vice president of our advisor. One of our directors, Avraham Shemesh, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, including CIM Income NAV Management, serves as a director of CMFT. One of our directors, Elaine Y. Wong, also serves as a director of CMFT. One of our independent directors, W. Brian Kretzmer, also serves as an independent director of CMFT. Our chief financial officer and treasurer, Nathan D. DeBacker, who is also an officer of other real estate programs sponsored by CCO Group, is a vice president of CIM Income NAV Management and is an officer of certain of its affiliates. As such, there are conflicts of interest where CIM Income NAV Management or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM or another real estate program sponsored or operated by CIM or CCO Group may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of CIM Income NAV Management and these other real estate programs sponsored or operated by CCO Group could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2020.
Off-Balance Sheet Arrangements
As of June 30, 2021 and December 31, 2020, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
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
Interest Rate Risk
As of June 30, 2021, we had an aggregate of $123.0 million of variable rate debt, excluding any debt subject to interest rate swap agreements, and therefore, we are exposed to interest rate changes in LIBOR. As of June 30, 2021, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $615,000 per annum.
As of June 30, 2021, we had six interest rate swap agreements outstanding, which mature on various dates from September 2021 to September 2022, with an aggregate notional amount of $258.1 million and an aggregate net fair value liability of $5.1 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of June 30, 2021, an increase of 50 basis points in interest rates would result in a derivative liability of $4.1 million, representing a $1.0 million net change to the fair value of the net derivative liability. A decrease of 50 basis points would result in a derivative liability of $6.1 million, representing a $1.0 million net change to the fair value of the net derivative liability. See Note 8 — Derivative Instruments and Hedging Activities to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for more detailed discussion about our derivative instruments.
As the information presented above includes only those exposures that existed as of June 30, 2021, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2021 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2021, were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
On December 6, 2011, we commenced the Initial Offering of up to $4.0 billion in shares of common stock. On August 26, 2013, we commenced the First Follow-on Offering. As part of the First Follow-on Offering, we designated the existing shares of our common stock that were sold prior to such date to be W Shares and registered two new classes of our common stock, A Shares and I Shares. On February 10, 2017, we commenced the Second Follow-on Offering. As a result of the Share Modifications, commencing November 27, 2018, we began offering and selling D Shares, T Shares, S Shares and I Shares in the Offering, rather than W Shares, A Shares and I Shares. On August 7, 2020, we commenced the Third Follow-on Offering, pursuant to which we are offering to sell any combination of D Shares, T Shares, S Shares and I Shares with a dollar value up to the maximum offering amount of up to $4.0 billion, consisting of up to $3.5 billion in shares in the Primary Offering and up to $500.0 million in shares pursuant to the DRIP. Additionally, as of June 30, 2021, we were authorized to issue 10.0 million shares of preferred stock, but had none issued or outstanding.
As of June 30, 2021, we had issued approximately 49.3 million shares in the Offering, including shares issued pursuant to our DRIP, for gross proceeds of $887.2 million, out of which we recorded $27.4 million in upfront selling commissions, dealer manager fees and the current portion of stockholder servicing fees and $6.6 million in organization and offering costs. With the net offering proceeds of $853.2 million and the borrowings from our credit facility, we have acquired $1.1 billion in real estate assets, inclusive of capitalized acquisition costs, and incurred $12.9 million of acquisition-related expenses, as well as invested $50.0 million of capital in CIM UII Onshore.
As of August 9, 2021, we have sold the following common shares and raised the following proceeds in connection with the Offering (dollar amounts in thousands):

	D Shares	T Shares	S Shares	I Shares	Total
Primary Offering
Shares	26,290,761	17,281,087	6,976	1,611,242	45,190,066
Proceeds	$466,134	$319,352	$122	$29,123	$814,731
Distribution Reinvestment Plan
Shares	2,454,162	1,660,261	747	148,156	4,263,326
Proceeds	$43,512	$28,750	$12	$2,659	$74,933
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
Effective April 1, 2020, to the extent the Company redeems shares in any particular month, the Company will only redeem shares as of the opening of the last calendar day of that month (the “Redemption Date”). The redemption price per share for each class is equal to the NAV per share for such class on the Redemption Date. The Company may redeem fewer shares than have been requested in any particular month to be redeemed, or none at all, in its discretion at any time. The Company is also limited, in any calendar month, to shares whose aggregate value (based on the redemption price per share on the Redemption

Date) is no more than 2% of the Company’s aggregate NAV as of the last calendar day of the previous calendar month and, in any calendar quarter, to shares whose aggregate value is no more than 5% of the Company’s aggregate NAV as of the last calendar day of the previous calendar quarter. In the event that the Company determines to redeem some but not all of the shares submitted for redemption during any month, shares submitted for redemption during such month will be redeemed on a pro rata basis. Stockholders who redeem their shares of the Company’s common stock within the first year of the date of purchase will be subject to a short-term trading fee of 5% of the aggregate NAV of the applicable class of shares of common stock redeemed. The Company may choose to redeem fewer shares in any particular month than have been requested to be redeemed, or none at all. As of July 2020, the Board determined that monthly redemptions temporarily will be limited to shares whose aggregate value is no more than 0.8% of our aggregate NAV as of the last calendar day of the previous calendar month, and in any calendar quarter, redemptions will be limited to shares whose aggregate value is no more than 2.0% of our aggregate NAV as of the last calendar day of the previous calendar quarter. While it is our intent to return to the redemption plan limits stated in our existing share redemption plan, no assurances can be made regarding if or when we will return to such limits.
We received redemption requests of approximately 8.3 million shares for $135.7 million in excess of our redemption limit during the three months ended June 30, 2021. Management, in its discretion, limited the amount of shares redeemed for the three months ended June 30, 2021 to an amount representing the remaining redemption capacity of the temporarily reduced quarterly redemption limit of 2% of our total NAV as of March 31, 2021.
During the three months ended June 30, 2021, we redeemed shares as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2021 — April 30, 2021
D Shares	140,793	$16.35	140,793	(1)
T Shares	91,212	$15.91	91,212	(1)
S Shares	—	$—	—	(1)
I Shares	6,261	$16.65	6,261	(1)
May 1, 2021 — May 31, 2021
D Shares	142,330	$16.35	142,330	(1)
T Shares	86,655	$15.90	86,655	(1)
S Shares	—	$—	—	(1)
I Shares	7,660	$16.66	7,660	(1)
June 1, 2021 — June 30, 2021
D Shares	70,829	$16.39	70,829	(1)
T Shares	46,756	$15.92	46,756	(1)
S Shares	—	$—	—	(1)
I Shares	2,927	$16.69	2,927	(1)
Total	595,423		595,423
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
Unregistered Sales of Equity Securities
None.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
None.

Item 6.Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

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
Date: August 16, 2021