Form 10-Q
period 2021-09-30
CIM INCOME NAV, INC.
filed 2021-11-15
CIK 1498542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 8, 2021, there were approximately 14.8 million shares of Class D common stock, approximately 13.5 million shares of Class T common stock, approximately 7,800 shares of Class S common stock, and approximately 1.1 million shares of Class I common stock, par value $0.01 each, of CIM Income NAV, Inc. outstanding.

CIM INCOME NAV, INC.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
CIM INCOME NAV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts) (Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Real estate assets:
Land	$133,030	$139,644
Buildings and improvements	610,753	632,190
Intangible lease assets	103,021	106,739
Total real estate assets, at cost	846,804	878,573
Less: accumulated depreciation and amortization	(117,313)	(101,991)
Total real estate assets, net	729,491	776,582
Investment in CIM UII Onshore, net	53,032	46,680
Investment in marketable securities	15,774	15,496
Total real estate assets, equity investments and marketable securities, net	798,297	838,758
Cash and cash equivalents	8,859	8,805
Restricted cash	491	415
Rents and tenant receivables, net	16,060	15,952
Prepaid expenses and other assets	1,095	984
Deferred costs, net	204	289
Due from affiliates	—	7
Asset held for sale	—	1,009
Total assets	$825,006	$866,219
LIABILITIES AND EQUITY
Credit facility and notes payable, net	$437,166	$449,378
Accrued expenses and accounts payable	4,397	4,518
Due to affiliates	15,690	13,826
Intangible lease liabilities, net	10,997	12,040
Distributions and redemptions payable	2,278	6,969
Derivative liabilities, deferred rental income and other liabilities	5,364	11,174
Total liabilities	475,892	497,905
Commitments and contingencies
Redeemable common stock	—	10,040
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
D Shares common stock, $0.01 par value per share; 122,500,000 shares authorized, 14,758,768 and 15,318,506 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	147	153
T Shares common stock, $0.01 par value per share; 122,500,000 shares authorized, 13,481,241 and 13,778,134 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	135	138
S Shares common stock, $0.01 par value per share; 122,500,000 shares authorized, 7,759 and 7,399 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
I Shares common stock, $0.01 par value per share; 122,500,000 shares authorized, 1,073,372 and 1,011,342 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	11	10
Capital in excess of par value	489,010	493,417
Accumulated distributions in excess of earnings	(137,490)	(128,383)
Accumulated other comprehensive loss	(3,391)	(7,768)
Total stockholders’ equity	348,422	357,567
Non-controlling interests	692	707
Total equity	$349,114	$358,274
Total liabilities, redeemable common stock, and equity	$825,006	$866,219
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM INCOME NAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Rental and other property income	$17,583	$18,788	$53,934	$54,524
Interest income on marketable securities	75	87	231	265
Total revenues	17,658	18,875	54,165	54,789
Operating expenses:
General and administrative	872	1,193	2,989	3,606
Property operating	1,100	1,411	3,160	3,838
Real estate tax	1,096	1,413	3,464	4,189
Expense reimbursements to related parties	1,332	731	3,114	1,641
Advisory and performance fees	2,319	1,409	5,806	4,461
Transaction-related	—	6	—	12
Depreciation and amortization	6,593	6,832	20,189	20,820
Real estate impairment	563	107	563	13,851
Total operating expenses	13,875	13,102	39,285	52,418
Gain on disposition of real estate, net	2,457	397	3,634	411
Merger-related expenses	(975)	—	(975)	—
Operating income	5,265	6,170	17,539	2,782
Other expense:
Gain (loss) on investment in CIM UII Onshore	5,120	70	7,590	(3,232)
Interest expense and other, net	(4,137)	(4,511)	(13,372)	(12,623)
Net income (loss)	6,248	1,729	11,757	(13,073)
Net income allocated to noncontrolling interest	9	8	26	21
Net income (loss) attributable to the Company	$6,239	$1,721	$11,731	$(13,094)

Class D Common Stock:
Net income (loss) attributable to the Company	$3,180	$923	$6,053	$(6,711)
Basic and diluted weighted average number of common shares outstanding	14,850,314	15,734,084	15,056,201	16,583,077
Basic and diluted net income (loss) per common share	$0.21	$0.06	$0.40	$(0.40)

Class T Common Stock:
Net income (loss) attributable to the Company	$2,820	$738	$5,234	$(5,994)
Basic and diluted weighted average number of common shares outstanding	13,523,609	13,971,929	13,655,990	14,249,101
Basic and diluted net income (loss) per common share	$0.21	$0.05	$0.38	$(0.42)

Class S Common Stock:
Net income (loss) attributable to the Company	$2	$1	$4	$(4)
Basic and diluted weighted average number of common shares outstanding	7,722	7,261	7,613	7,178
Basic and diluted net income (loss) per common share	$0.24	$0.10	$0.48	$(0.49)

Class I Common Stock:
Net income (loss) attributable to the Company	$237	$59	$440	$(385)
Basic and diluted weighted average number of common shares outstanding	1,090,514	946,893	1,063,851	983,352
Basic and diluted net income (loss) per common share	$0.22	$0.06	$0.41	$(0.39)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM INCOME NAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$6,248	$1,729	$11,757	$(13,073)
Other comprehensive income (loss)
Unrealized holding (loss) gain on marketable securities	(66)	(2)	(391)	566
Reclassification adjustment for realized loss included in income as other expense	17	7	52	18
Unrealized (loss) gain on interest rate swaps	(71)	59	(118)	(8,284)
Amount of loss reclassified from other comprehensive income (loss) into income as interest expense and other, net	1,418	1,513	4,834	3,146
Total other comprehensive income (loss)	1,298	1,577	4,377	(4,554)

Comprehensive income (loss)	7,546	3,306	16,134	(17,627)
Comprehensive income allocated to noncontrolling interest	9	8	26	21
Comprehensive income (loss) attributable to the Company	$7,537	$3,298	$16,108	$(17,648)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM INCOME NAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share amounts) (Unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value
Balance as of January 1, 2021	30,115,381	$301	$493,417	$(128,383)	$(7,768)	$357,567	$707	$358,274
Issuance of common stock	290,253	3	4,832	—	—	4,835	—	4,835
Distributions declared on common stock — $0.23 per common share	—	—	—	(7,020)	—	(7,020)	—	(7,020)
Commissions, dealer manager and ongoing stockholder servicing fees	—	—	(159)	—	—	(159)	—	(159)
Other offering costs	—	—	(36)	—	—	(36)	—	(36)
Redemptions of common stock	(602,977)	(6)	(9,979)	—	—	(9,985)	—	(9,985)
Equity-based compensation	2,923	—	82	—	—	82	—	82
Equity-based payments to advisor	32,775	—	561	—	—	561	—	561
Changes in redeemable common stock	—	—	409	—	—	409	—	409
Distributions to non-controlling interests	—	—	—	—	—	—	(15)	(15)
Comprehensive income	—	—	—	3,518	1,160	4,678	9	4,687
Balance as of March 31, 2021	29,838,355	$298	$489,127	$(131,885)	$(6,608)	$350,932	$701	$351,633
Issuance of common stock	257,526	3	4,167	—	—	4,170	—	4,170
Distributions declared on common stock — $0.23 per common share	—	—	—	(6,947)	—	(6,947)	—	(6,947)
Commissions, dealer manager and ongoing stockholder servicing fees	—	—	(485)	—	—	(485)	—	(485)
Other offering costs	—	—	(31)	—	—	(31)	—	(31)
Redemptions of common stock	(595,423)	(5)	(9,638)	—	—	(9,643)	—	(9,643)
Equity-based compensation	3,018	—	82	—	—	82	—	82
Equity-based payments to advisor	36,854	—	613	—	—	613	—	613
Changes in redeemable common stock	—	—	(134)	—	—	(134)	—	(134)
Distributions to non-controlling interests	—	—	—	—	—	—	(13)	(13)
Comprehensive income	—	—	—	1,974	1,919	3,893	8	3,901
Balance as of June 30, 2021	29,540,330	$296	$483,701	$(136,858)	$(4,689)	$342,450	$696	$343,146
Issuance of common stock	213,223	2	3,500	—	—	3,502	—	3,502
Distributions declared on common stock — $0.23 per common share	—	—	—	(6,871)	—	(6,871)	—	(6,871)
Commissions, dealer manager and ongoing stockholder servicing fees	—	—	(799)	—	—	(799)	—	(799)
Other offering costs	—	—	(26)	—	—	(26)	—	(26)
Redemptions of common stock	(472,282)	(5)	(7,836)	—	—	(7,841)	—	(7,841)
Equity-based compensation	3,003	—	82	—	—	82	—	82
Equity-based payments to advisor	36,866	—	623	—	—	623	—	623
Changes in redeemable common stock	—	—	9,765	—	—	9,765	—	9,765
Distributions to non-controlling interests	—	—	—	—	—	—	(13)	(13)
Comprehensive income	—	—	—	6,239	1,298	7,537	9	7,546
Balance as of September 30, 2021	29,321,140	$293	$489,010	$(137,490)	$(3,391)	$348,422	$692	$349,114

CIM INCOME NAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share amounts) (Unaudited) — Continued

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value
Balance as of January 1, 2020	33,747,710	$337	$507,913	$(87,513)	$(4,710)	$416,027	$739	$416,766
Issuance of common stock	1,131,064	11	20,124	—	—	20,135	—	20,135
Distributions declared on common stock — $0.24 per common share	—	—	—	(8,096)	—	(8,096)	—	(8,096)
Commissions, dealer manager and ongoing stockholder servicing fees	—	—	(415)	—	—	(415)	—	(415)
Other offering costs	—	—	(149)	—	—	(149)	—	(149)
Redemptions of common stock	(2,653,586)	(26)	(46,658)	—	—	(46,684)	—	(46,684)
Equity-based compensation	—	—	33	—	—	33	—	33
Changes in redeemable common stock	—	—	2,650	—	—	2,650	—	2,650
Distributions to non-controlling interests	—	—	—	—	—	—	(14)	(14)
Comprehensive (loss) income	—	—	—	(3,514)	(7,047)	(10,561)	4	(10,557)
Balance as of March 31, 2020	32,225,188	$322	$483,498	$(99,123)	$(11,757)	$372,940	$729	$373,669
Issuance of common stock	213,374	2	3,725	—	—	3,727	—	3,727
Distributions declared on common stock — $0.16 per common share	—	—	—	(4,965)	—	(4,965)	—	(4,965)
Commissions, dealer manager and ongoing stockholder servicing fees	—	—	289	—	—	289	—	289
Other offering costs	—	—	(28)	—	—	(28)	—	(28)
Redemptions of common stock	(1,746,691)	(17)	(30,103)	—	—	(30,120)	—	(30,120)
Equity-based compensation	—	—	33	—	—	33	—	33
Changes in redeemable common stock	—	—	30,348	—	—	30,348	—	30,348
Distributions to non-controlling interests	—	—	—	—	—	—	(15)	(15)
Comprehensive (loss) income	—	—	—	(11,301)	916	(10,385)	9	(10,376)
Balance as of June 30, 2020	30,691,871	$307	$487,762	$(115,389)	$(10,841)	$361,839	$723	$362,562
Issuance of common stock	317,639	3	5,374	—	—	5,377	—	5,377
Distributions declared on common stock — $0.23 per common share	—	—	—	(7,147)	—	(7,147)	—	(7,147)
Commissions, dealer manager and ongoing stockholder servicing fees	—	—	(389)	—	—	(389)	—	(389)
Other offering costs	—	—	(40)	—	—	(40)	—	(40)
Redemptions of common stock	(624,201)	(6)	(10,462)	—	—	(10,468)	—	(10,468)
Equity-based compensation	—	—	32	—	—	32	—	32
Changes in redeemable common stock	—	—	16,102	—	—	16,102	—	16,102
Distributions to non-controlling interests	—	—	—	—	—	—	(21)	(21)
Comprehensive income	—	—	—	1,721	1,577	3,298	8	3,306
Balance as of September 30, 2020	30,385,309	$304	$498,379	$(120,815)	$(9,264)	$368,604	$710	$369,314
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM INCOME NAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$11,757	$(13,073)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net	20,165	20,635
Straight-line rental income	(1,729)	(1,683)
(Recovery) write-off of uncollectible lease-related receivables	(101)	1,676
Amortization of deferred financing costs	774	813
Amortization on marketable securities	68	47
Equity-based compensation	246	98
Equity-based payments to advisor	1,797	—
Loss on extinguishment of debt	50	—
Loss on sale of marketable securities	52	18
(Gain) loss on investment in CIM UII Onshore	(7,590)	3,232
Gain on disposition of real estate assets, net	(3,634)	(411)
Impairment of real estate assets	563	13,851
Write-off of deferred financing costs	75	—
Return on investment in CIM UII Onshore	453	—
Changes in assets and liabilities:
Rents and tenant receivables, net	1,792	(1,982)
Prepaid expenses and other assets	(112)	(448)
Accrued expenses and accounts payable	(369)	1,643
Deferred rental income and other liabilities	(1,094)	(374)
Due from affiliates	7	(2)
Due to affiliates	2,242	(485)
Net cash provided by operating activities	25,412	23,555
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(870)	(1,786)
Investment in marketable securities	(4,617)	(3,943)
Proceeds from sale and maturities of marketable securities	3,880	3,521
Investment in CIM UII Onshore	—	(50,000)
Return of investment in CIM UII Onshore	785	313
Net proceeds from disposition of real estate assets	31,000	13,461
Proceeds from the settlement of insurance claims	1	204
Net cash provided by (used in) investing activities	30,179	(38,230)
Cash flows from financing activities:
Proceeds from issuance of common stock	2,271	19,349
Offering costs on issuance of common stock	(1,914)	(2,651)
Redemptions of common stock	(29,551)	(84,946)
Distributions to stockholders	(13,211)	(10,760)
Proceeds from credit facility	51,000	122,000
Repayments of notes payable and credit facility	(63,738)	—
Change in escrowed stockholder proceeds liability	—	(50)
Distributions to noncontrolling interests	(41)	(50)
Deferred financing costs paid	(277)	1
Net cash (used in) provided by financing activities	(55,461)	42,893
Net increase in cash and cash equivalents and restricted cash	130	28,218
Cash and cash equivalents and restricted cash, beginning of period	9,220	5,718
Cash and cash equivalents and restricted cash, end of period	$9,350	$33,936
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$8,859	$33,449
Restricted cash	491	487
Total cash and cash equivalents and restricted cash	$9,350	$33,936
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited)
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
CCO Group, LLC is a subsidiary of CIM and owns and controls CIM Income NAV Management, the Company’s advisor, and is the indirect owner of CCO Capital, LLC (“CCO Capital”), the Company’s dealer manager, and CREI Advisors, LLC (“CREI Advisors”), the Company’s property manager. CCO Group, LLC and its subsidiaries (collectively, “CCO Group”) serve as the Company’s sponsor and as a sponsor to CIM Real Estate Finance Trust, Inc. (“CMFT”).
On December 6, 2011, the Company commenced its initial public offering (the “Initial Offering”) on a “best efforts” basis of $4.0 billion in shares of common stock, consisting of $3.5 billion in shares in the primary offering (the “Primary Offering”) and $500.0 million in shares pursuant to a distribution reinvestment plan (the “DRIP”). On August 26, 2013, the Company commenced its first follow-on offering (the “First Follow-on Offering”), pursuant to which the Company offered up to $4.0 billion in shares of common stock, consisting of $3.5 billion in shares in the Primary Offering and $500.0 million in shares pursuant to the DRIP. On February 10, 2017, the Company commenced its second follow-on offering (the “Second Follow-on Offering”), pursuant to which the Company offered up to $4.0 billion in shares of common stock, consisting of $3.5 billion in shares in the Primary Offering and $500.0 million in shares pursuant to the DRIP. On August 7, 2020, the Company commenced its third follow-on offering, pursuant to which the Company is offering up to $4.0 billion in shares of common stock (the “Third Follow-on Offering” and collectively with the Initial Offering, the First Follow-on Offering and the Second Follow-on offering, the “Offering”), consisting of $3.5 billion in shares in the Primary Offering and $500.0 million in shares pursuant to the DRIP. On September 21, 2021, in connection with the Merger (as defined below), the Company’s board of directors (the “Board”) approved the suspension of the Offering and, therefore, effective as of September 21, 2021, no further shares will be offered or sold pursuant to the Offering unless and until the Offering is reinstated. The Company reserves the right to terminate the Offering at any time.
As part of the First Follow-on Offering, the Company designated the existing shares of the Company’s common stock that were sold prior to such date to be Wrap Class shares (“W Shares”) of common stock and registered two new classes of the Company’s common stock, Advisor Class shares (“A Shares”) and Institutional Class shares (“I Shares”). On November 27, 2018, the Company amended its charter to, among other things, change the name and designation of its W Shares to Class D Common Stock (the “D Shares”), and its A Shares to Class T Common Stock (the “T Shares”), respectively, and reclassified a portion of its common stock as Class S Common Stock (the “S Shares”), to be offered alongside its D Shares, T Shares and I Shares in the Offering (the “Share Modifications”). The Company is offering to sell any combination of D Shares, T Shares, S Shares and I Shares with a dollar value up to the maximum offering amount. As of September 30, 2021, the Company had issued approximately 49.5 million shares of common stock in the Offering, including 4.3 million in shares issued in the DRIP, for gross offering proceeds of $890.7 million before $28.0 million in upfront selling commissions, dealer manager fees and the current portion of stockholder servicing fees and $6.6 million in organization and offering costs. Effective April 1, 2020, the Company modified its Offering and certain other features of the Company from a daily to a monthly net asset value (“NAV”) REIT. As part of the change from a daily to a monthly NAV REIT, the Board approved, among other things: (1) a change in the frequency of the NAV calculations from daily to monthly and certain other related changes to the Company’s valuation policies, and (2) adopted an amended and restated share redemption program (the “Amended Share Redemption Program”) that provides for redemptions on a monthly basis. In connection with the contemplated Merger, the Board approved the suspension of the DRIP and Amended Share Redemption Program on September 21, 2021, and therefore, distributions paid after that date will be paid in cash to all stockholders unless and until the DRIP is reinstated and no shares will be redeemed from the Company’s stockholders unless and until the Amended Share Redemption Program is reinstated.
Prior to the suspension of the Offering, the per share purchase price for each class of common stock varied from month-to-month and, each month, was generally equal to, for each class of common stock, the Company’s NAV for such class, divided

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) - (Continued)
by the number of shares of that class outstanding, as of the prior month, plus, for T Shares and S Shares sold in the Primary Offering, applicable upfront selling commissions and dealer manager fees. The Company’s NAV per share was calculated monthly as of the last calendar day of each month by an independent fund accountant using a process that incorporates (1) the periodic valuations of each of the Company’s real estate assets and related liabilities by the Company’s independent valuation expert, (2) ongoing assessment by the valuation expert of the estimated impact of any events that require adjustment to the most recent valuations determined by the valuation expert, (3) updates in the price of liquid assets for which third-party market quotes are available, (4) valuations of any securities or other assets for which market quotes are not available, (5) valuation of the Company’s other assets and liabilities, (6) accruals of the Company’s distributions for each share class, and (7) estimates of monthly accruals, on a net basis, of operating revenues, expenses, debt service costs and fees. As of September 30, 2021, the most recent NAV per share for D Shares, T Shares, S Shares and I Shares, which was calculated as of July 31, 2021, was $16.75, $16.34, $16.33 and $17.07, respectively. The Company’s NAV was not audited or reviewed by its independent registered public accounting firm. On September 21, 2021, in connection with the Merger and suspension of the Offering, the Board deemed it to be in the best interests of the Company and its stockholders to suspend the monthly calculation of the Company’s NAV during the time that the proposed Merger is pending or until the Board deems it to be in the best interests of the Company and its stockholders to reinstate the monthly calculation of the Company’s NAV.
The Company has used substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio primarily consisting of retail, office and industrial properties that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States. As of September 30, 2021, the Company owned 115 commercial properties, including two properties owned through a consolidated joint venture arrangement (the “Consolidated Joint Venture”), comprised of 5.1 million rentable square feet of commercial space located in 33 states, and which was 98.5% leased, including month-to-month agreements, if any. As of September 30, 2021, the Company also owned limited partnership interests with CIM UII Onshore, L.P. (“CIM UII Onshore”), the sole purpose of which is to invest all of its assets in CIM Urban Income Investments, L.P. (“CIM Urban Income”), which is a private institutional fund that acquires, owns and operates substantially stabilized, diversified real estate and real estate-related assets in urban markets primarily located throughout North America.
Pending Merger with CMFT
On September 21, 2021, the Company, CMFT and Cypress Merger Sub, LLC, a wholly owned subsidiary of CMFT (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Subject to the terms and conditions of the Merger Agreement, the Company will merge with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger, such that following the Merger, the surviving entity will continue as a wholly owned subsidiary of CMFT. In accordance with the applicable provisions of the Maryland General Corporation Law (“MGCL”), the separate existence of the Company shall cease at the effective time of the Merger.
At the effective time of the Merger and subject to the terms and conditions of the Merger Agreement, each issued and outstanding D Share will be converted into the right to receive 2.574 shares of CMFT’s common stock, $0.01 par value per share (the “CMFT Common Stock”), each issued and outstanding T Share will be converted into the right to receive 2.510 shares of CMFT Common Stock, each issued and outstanding S Share will be converted into the right to receive 2.508 shares of CMFT Common Stock, and each issued and outstanding I Share (together with the D Shares, T Shares and S Shares, the “CIM Income NAV Common Stock”), will be converted into the right to receive 2.622 shares of CMFT Common Stock, in each case, subject to the treatment of fractional shares in accordance with the Merger Agreement (the “Merger Consideration”). At the effective time of the Merger and subject to the terms and conditions of the Merger Agreement, each issued and outstanding share of CIM Income NAV Common Stock granted under the Company’s 2018 Equity Incentive Plan, whether vested or unvested, will be cancelled in exchange for an amount equal to the Merger Consideration for the applicable share class.
The Merger Agreement contains customary representations, warranties and covenants, including covenants relating to the conduct of the Company and CMFT’s respective businesses during the period between the execution of the Merger Agreement and the completion of the Merger, subject to certain exceptions.
The Company has agreed not to solicit or enter into an agreement regarding an Acquisition Proposal (as defined in the Merger Agreement), and, subject to certain exceptions, is not permitted to enter into discussions or negotiations concerning, or provide nonpublic information to a third party in connection with, any Acquisition Proposal. However, prior to obtaining the Stockholder Approval (as defined below), the Company may engage in discussions or negotiations and provide nonpublic information to a third party which has made an unsolicited, bona fide written Acquisition Proposal if the special committee of the Board determines in good faith, after consultation with outside legal counsel and outside financial advisors, that such Acquisition Proposal either constitutes or could reasonably be expected to lead to a Superior Proposal (as defined in the Merger Agreement).

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) - (Continued)
The Merger Agreement also provides that prior to the Stockholder Approval, the Board may, under specified circumstances, make an Adverse Recommendation Change (as defined in the Merger Agreement), including withdrawing its recommendation of the Merger, subject to complying with certain conditions set forth in the Merger Agreement.
The Merger Agreement may be terminated under certain circumstances, including but not limited to, by either the Company or CMFT if the Merger has not been consummated on or before 11:59 p.m. New York time on May 30, 2022 (the “Outside Date”), if a final and non-appealable order is entered permanently restraining or otherwise prohibiting the transactions contemplated by the Merger Agreement, if the Stockholder Approval has not been obtained at the stockholders meeting to be called to consider the Merger or upon a material uncured breach of the respective obligations, covenants or agreements by the other party that would cause the closing conditions in the Merger Agreement not to be satisfied.
In addition, the Company may terminate the Merger Agreement in order to enter into an “Alternative Acquisition Agreement” with respect to a “Superior Proposal” (each as defined in the Merger Agreement) at any time prior to receipt by the Company of the Stockholder Approval pursuant to and subject to the terms and conditions of the Merger Agreement. CMFT may terminate the Merger Agreement at any time prior to the receipt of the Stockholder Approval, in certain limited circumstances, including upon (i) an Adverse Recommendation Change, (ii) a tender offer or exchange offer that is commenced which the Board fails to recommend against or (iii) a breach by the Company, in any material respect, of its obligations under the no solicitation provisions set forth in the Merger Agreement.
If the Merger Agreement is terminated because the Merger was not consummated before the Outside Date or because the Stockholder Approval was not obtained, and (i) an Acquisition Proposal has been publicly announced or otherwise communicated to the Company’s stockholders prior to the Stockholders Meeting (as defined in the Merger Agreement) and (ii) within 12 months after the date of such termination (A) the Company consummates or enters into an agreement (that is thereafter consummated) in respect of an Acquisition Proposal for 50% or more of the Company’s equity or 75% or more of the Company’s assets or (B) the Company’s Board recommends or fails to recommend against an Acquisition Proposal structured as a tender or exchange offer for 75% or more of the Company’s equity and such Acquisition Proposal is actually consummated, then the Company must pay CMFT a termination payment of $14.8 million and up to $2.7 million as reimbursement for CMFT’s Expenses (as defined in the Merger Agreement).
The Merger Agreement provides that, in connection with the termination of the Merger Agreement under specified circumstances, the Company may be required to pay to CMFT a termination payment of $14.8 million and reimburse CMFT’s Expenses up to an amount equal to $2.7 million. However, the termination payment payable by the Company to CMFT will be $6.7 million if the Merger Agreement is terminated before the end of the “Window Period End Time” by (i) the Company in order for the Company to accept a Superior Proposal from a Qualified Bidder (as defined in the Merger Agreement) or (ii) CMFT in response to an Adverse Recommendation Change with respect to or as a result of a Superior Proposal by a Qualified Bidder. The term “Window Period End Time” in the Merger Agreement means, with respect to a Qualified Bidder, the later of (i) 11:59 p.m. (New York City time) on October 21, 2021, and (ii) 11:59 p.m. (New York City time) on the first (1st) business day after the end of a required notice period with respect to a Superior Proposal by such Qualified Bidder provided that such notice period (as may be extended) began on or prior to 11:59 p.m. (New York City Time) on October 21, 2021.
The obligation of each party to consummate the Merger is subject to a number of customary conditions, including receipt of the approval of the Merger (and of an amendment to the Company charter that is required to consummate the Merger) by holders of a majority of the outstanding shares of the CIM Income NAV Common Stock entitled to vote thereon (the “Stockholder Approval”), delivery of certain documents and legal opinions, the truth and correctness of the representations and warranties of the parties (subject to the materiality standards contained in the Merger Agreement), the effectiveness of the registration statement on Form S-4 to be filed by CMFT to register the shares of the CMFT Common Stock to be issued as consideration in the Merger, and the absence of a CIM Income NAV Material Adverse Effect or CMFT Material Adverse Effect (as each term is defined in the Merger Agreement).
The Company’s obligation to consummate the Merger is not subject to a financing condition. Until the effective time of the Merger, each of the Company and CMFT are permitted to declare and pay distributions in the ordinary course of business consistent with past practice. Upon consummation of the Merger, CMFT intends to increase its distribution rate to a rate that would allow the former holders of CIM Income NAV Common Stock to receive distributions at least equal to those received prior to the Merger, subject to authorization by the CMFT board of directors.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) - (Continued)
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
As of September 30, 2021 and December 31, 2020, the Company determined that it had a controlling interest in the Consolidated Joint Venture and therefore met the requirements for consolidation.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) - (Continued)
Reclassifications
Certain amounts in the Company’s prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation. This reclassification had no effect on previously reported totals or subtotals. The reclassifications have been made to the condensed consolidated statements of operations for the three and nine months ended September 30, 2020 as follows (in thousands):

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	As previously reported	Reclassification	As Revised	As previously reported	Reclassification	As Revised
Condensed Consolidated Statements of Operations
General and administrative	$1,504	$(311)	$1,193	$4,158	$(552)	$3,606
Advisory and performance fees	$1,634	$(225)	$1,409	$5,018	$(557)	$4,461
Transaction-related	$201	$(195)	$6	$544	$(532)	$12
Expense reimbursements to related parties	$—	$731	$731	$—	$1,641	$1,641
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, lease concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. During the nine months ended September 30, 2021, as part of the Company’s quarterly impairment review procedures, the Company recorded impairment charges of $563,000 related to one retail property due to the carrying value being greater than the estimated fair value of the property, net of selling costs. The Company’s impairment assessment as of September 30, 2021 was based on the most current information available to the Company, including expected holding periods. If the Company’s expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. The Company cannot provide any assurance that additional material impairment charges with respect to the Company’s real estate assets will not occur during 2021 or in future periods. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in detail in Note 3 — Fair Value Measurements. See also Note 4 — Real Estate Assets for further discussion regarding real estate acquisition and disposition activity. During the nine months ended September 30, 2020, the Company recorded impairment charges of $13.9 million related to one anchored shopping center and one retail property due to the carrying value being greater

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) - (Continued)
than the estimated fair value of the respective properties, net of selling costs, and one anchored shopping center and three retail properties due to tenant bankruptcies.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. As of September 30, 2021 there were no properties identified as held for sale. As of December 31, 2020, the Company identified one property with a fair value of $1.0 million as held for sale.
Disposition of Real Estate Assets
Gains and losses from dispositions are recognized once the various criteria relating to the terms of sale and any subsequent involvement by the Company with the asset sold are met. A discontinued operation includes only the disposal of a component of an entity and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. The Company’s property dispositions during the nine months ended September 30, 2021 and 2020 did not qualify for discontinued operations presentation, and thus, the results of the properties that have been sold remain in operating income, and any associated gains or losses from the disposition are included in gain on disposition of real estate, net.
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
Investment in Marketable Securities
Investment in marketable securities consists primarily of the Company’s investment in corporate and government debt securities. The Company determines the appropriate classification for debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of September 30, 2021, the Company classified its investments as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in other comprehensive income (loss).
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
September 30, 2021 (Unaudited) - (Continued)
The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method and is recorded in the accompanying condensed consolidated statements of operations in interest and other expense, net. Upon the sale of a security, the realized net gain or loss is computed on the specific identification method.
Investment in CIM UII Onshore
As of September 30, 2021, the Company had invested capital of $48.6 million in CIM UII Onshore with a carrying value of $53.0 million, which represents less than 5% ownership of CIM UII Onshore. The Company accounts for its investment under the equity method. The equity method of accounting requires the investment to be initially recorded at cost, including transaction costs incurred to finalize the investment, and subsequently adjusted for the Company’s share of equity in CIM UII Onshore’s earnings and distributions. The Company records its share of CIM UII Onshore’s profits or losses on a quarterly basis as an adjustment to the carrying value of the investment on the Company’s condensed consolidated balance sheet and is recognized as a profit or loss on the condensed consolidated statements of operations. The Company recorded its share of gain totaling $7.6 million during the nine months ended September 30, 2021 in the condensed consolidated statements of operations. During the nine months ended September 30, 2021, the Company received $1.2 million in distributions, $453,000 of which was recognized as a return on investment and $785,000 of which was recognized as a return of investment and reduced the invested capital and the carrying amount.
Noncontrolling Interest in Consolidated Joint Venture
The Company has a controlling interest in a Consolidated Joint Venture and, therefore, meets the requirements for consolidation. The Company recorded net income of $26,000 and paid distributions of $41,000 to the noncontrolling interest during the nine months ended September 30, 2021. The Company recorded the noncontrolling interest of $692,000 and $707,000 as of September 30, 2021 and December 31, 2020, respectively, on the condensed consolidated balance sheets.
Restricted Cash
The Company had $491,000 and $415,000 in restricted cash as of September 30, 2021 and December 31, 2020, respectively. Included in restricted cash was $214,000 and $134,000 held by lenders in lockbox accounts as of September 30, 2021 and December 31, 2020, respectively. As part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which funds in excess of the required minimum balance are disbursed on a weekly basis to the Company. Restricted cash also included $277,000 and $281,000 held in escrow for tenant improvements at a certain property in accordance with the associated lease agreement as of September 30, 2021 and December 31, 2020, respectively.
Stockholder Servicing Fees
The Company pays CCO Capital stockholder servicing fees, which are calculated on a daily basis in the amount of 1/365th of 0.25%, 0.85% and 0.85% of the NAV per share, for each class of common stock outstanding for D Shares, T Shares and S Shares, respectively. The Company does not pay a stockholder servicing fee with respect to I Shares.
The stockholder servicing fees are paid monthly in arrears. An estimated liability for future stockholder servicing fees payable to CCO Capital is recognized at the time each share is sold and included in due to affiliates in the condensed consolidated balance sheets with a corresponding decrease to capital in excess of par value. The Company recognized a liability for future fees payable to CCO Capital of $11.5 million and $11.9 million as of September 30, 2021 and December 31, 2020, respectively.
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

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) - (Continued)
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
The Company continually reviews whether collection of lease-related receivables, including any straight-line rent, and current and future operating expense reimbursements from tenants are probable. The determination of whether collectability is probable takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Upon the determination that the collectability of a receivable is not probable, the Company will record a reduction to rental and other property income for amounts previously recorded and a decrease in the outstanding receivable. Revenue from leases where collection is deemed to be not probable is recorded on a cash basis until collectability becomes probable. Management’s estimate of the collectability of lease-related receivables is based on the best information available at the time of estimate. The Company does not use a general reserve approach and lease-related receivables are adjusted and taken against rental and other property income only when collectability becomes not probable. As of September 30, 2021 and December 31, 2020, the Company had identified certain tenants where collection was no longer considered probable and decreased outstanding receivables by $1.1 million and $1.4 million, respectively.
Earnings (Loss) and Distributions Per Share
The Company has four classes of common stock with nonforfeitable dividend rights that are determined based on a different NAV for each class. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which can result in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. Diluted income per share, when applicable, considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the three and nine months ended September 30, 2021 or 2020. Distributions per share are calculated based on the authorized monthly distribution rate. Prior to April 1, 2020, distributions were calculated based on the authorized daily distribution rate.
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
In January 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”). The amendments in ASU 2021-01 clarify that certain optional expedients and exceptions for contract modifications and hedge accounting apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of the discontinuation of the use

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) - (Continued)
of the London Interbank Offered Rate (the “LIBOR”) as a benchmark interest rate due to reference rate reform. ASU 2021-01 is effective immediately for all entities with the option to apply retrospectively as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, and can be applied prospectively to any new contract modifications made on or after January 7, 2021. The Company currently uses LIBOR as its benchmark interest rate for its derivative instruments, and has not entered into any new contracts on or after the effective date of ASU 2021-01. The Company adopted this ASU during the first quarter of fiscal year 2021, and has concluded that there is no material impact on its condensed consolidated financial statements.
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
The Company has elected to apply this guidance to avoid performing a lease by lease analysis for the lease concessions that (1) were granted as relief due to COVID-19 related impacts and (2) result in the cash flows remaining substantially the same or less than the original contract and will account for these lease concessions as if no changes were made to the leases. During the three and nine months ended September 30, 2021, the majority of lease concessions provided by the Company have been in the form of rent abatements to certain tenants in response to the impact of the COVID-19 pandemic on those tenants.
As of November 8, 2021, the Company has collected approximately 98% of rental payments billed to tenants during the three months ended September 30, 2021. Additionally, as of September 30, 2021, the Company had granted rent deferrals with an aggregate deferral amount of $541,000. No rent deferrals were granted during the three months ended September 30, 2021. As of November 8, 2021, the Company has collected $522,000 of deferred rent, representing approximately 100% of amounts due through September 30, 2021.
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
September 30, 2021 (Unaudited) - (Continued)
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of September 30, 2021, the estimated fair value of the Company’s debt was $438.0 million, which approximated its carrying value. As of December 31, 2020, the estimated fair value of the Company’s debt was $451.0 million, compared to a carrying value of $450.7 million.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2021 and December 31, 2020, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of September 30, 2021 and December 31, 2020, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) - (Continued)
Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2021	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Marketable securities	$15,774	$15,774	$—	$—
Financial liabilities:
Interest rate swaps	$(3,793)	$—	$(3,793)	$—

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Marketable securities	$15,496	$15,496	$—	$—
Financial liabilities:
Interest rate swaps	$(8,509)	$—	$(8,509)	$—
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
As discussed in Note 4 — Real Estate Assets, real estate assets related to one retail property were impaired due to the carrying value being greater than the estimated fair value, net of selling costs. The carrying value was reduced to an estimated fair value of $1.0 million, resulting in impairment charges of $563,000. During the nine months ended September 30, 2020, real estate assets related to one anchored shopping center and three retail properties were impaired due to tenant bankruptcies. Additionally, real estate assets related to one anchored shopping center and one retail property were deemed to be impaired, due to the carrying values being greater than the estimated fair value of the respective properties, net of selling costs. The carrying values were reduced to an estimated fair value of $40.1 million, resulting in impairment charges of $13.9 million. The Company estimates fair values using Level 3 inputs and using a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain key assumptions, including, but not limited to, the following: (1) terminal capitalization rates; (2) discount rates; (3) the number of years the property will be held; (4) property operating expenses; and (5) re-leasing assumptions, including the number of months to re-lease, market rental income and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and the future performance and sustainability of the Company’s tenants. The Company determined that the selling prices used to determine the fair values were Level 2 inputs.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) - (Continued)
The following summarizes the ranges of discount rates and terminal capitalization rates used for the Company’s impairment test for the real estate assets during the nine months ended September 30, 2021 and 2020:

Nine Months Ended September 30,
2021		2020
Discount Rate	Terminal Capitalization Rate	Discount Rate	Terminal Capitalization Rate
8.0% – 9.7%	7.5% – 9.2%	7.9% – 9.7%	7.4% – 9.2%
The following table presents the impairment charges by asset class recorded during the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Asset class impaired:
Land	$251	$2,607
Buildings and improvements	294	8,889
Intangible lease assets	22	2,358
Intangible lease liabilities	(4)	(3)
Total impairment loss	$563	$13,851
NOTE 4 — REAL ESTATE ASSETS
Property Acquisitions
During the nine months ended September 30, 2021 and 2020, the Company did not acquire any properties.
2021 Property Dispositions
During the nine months ended September 30, 2021, the Company disposed of seven retail properties and one anchored shopping center for a gross sales price of $31.8 million, resulting in net proceeds of $31.0 million after closing costs and a net gain of $3.6 million.
2021 Impairments
The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate that the carrying value of certain of its real estate assets may not be recoverable. See Note 2 — Summary of Significant Accounting Policies for a discussion on the Company’s accounting policies regarding impairment of real estate assets.
During the nine months ended September 30, 2021, one property totaling 7,000 square feet with a carrying value of $1.6 million was deemed to be impaired and its carrying value was reduced to an estimated fair value of $1.0 million, resulting in impairment charges of $563,000, which were recorded in the condensed consolidated statements of operations.
2020 Property Dispositions
During the nine months ended September 30, 2020, the Company disposed of two anchored shopping centers and one retail property for an aggregate gross sales price of $14.2 million, resulting in net proceeds of $13.5 million after closing costs and a net gain of $411,000.
2020 Impairments
During the nine months ended September 30, 2020, six properties totaling approximately 329,000 square feet with a carrying value of $54.0 million were deemed to be impaired and their carrying values were reduced to a combined estimated fair value of $40.1 million, resulting in impairment charges of $13.9 million, which were recorded in the condensed consolidated statements of operations.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) - (Continued)
Consolidated Joint Venture
As of September 30, 2021, the Company had an interest in a Consolidated Joint Venture that owns and manages two properties, with total assets of $6.9 million, which included $7.2 million of land, building and improvements and $641,000 of intangible assets, net of accumulated depreciation and amortization of $1.1 million, and total liabilities of $122,000. The Consolidated Joint Venture did not have any debt outstanding as of September 30, 2021. The Company has the ability to control operating and financial policies of the Consolidated Joint Venture. There are restrictions on the use of these assets as the Company would generally be required to obtain the approval of the partner (the “Consolidated Joint Venture Partner”) in accordance with the joint venture agreement for any major transactions. The Company and the Consolidated Joint Venture Partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
NOTE 5 — INTANGIBLE LEASE ASSETS AND LIABILITIES
Intangible lease assets and liabilities consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands, except weighted average life remaining):

	September 30, 2021	December 31, 2020
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $31,561 and $27,966, respectively (with a weighted average life remaining of 9.3 years and 9.8 years, respectively)
	$58,247	$65,157
Acquired above-market leases, net of accumulated amortization of $4,478 and $3,938, respectively (with a weighted average life remaining of 10.9 years and 11.4 years, respectively)
	8,735	9,678
Total intangible lease assets, net	$66,982	$74,835
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $5,418 and $4,734, respectively (with a weighted average life remaining of 9.7 years and 10.2 years, respectively)
	$10,997	$12,040
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
The following table summarizes the amortization related to the intangible lease assets and liabilities for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
In-place lease and other intangible amortization	$1,800	$1,900	$5,620	$5,872
Above-market lease amortization	$243	$255	$797	$766
Below-market lease amortization	$294	$343	$918	$1,047

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) - (Continued)
As of September 30, 2021, the estimated amortization relating to the intangible lease assets and liabilities is as follows (in thousands):

	Amortization
	In-Place Leases and Other Intangibles	Above-Market Leases	Below-Market Leases
Remainder of 2021	$1,790	$241	$295
2022	7,126	963	1,174
2023	6,995	962	1,170
2024	6,667	901	1,112
2025	6,260	856	1,109
Thereafter	29,409	4,812	6,137
Total	$58,247	$8,735	$10,997
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
During the three and nine months ended September 30, 2021, the Company recognized an equity method net gain of $5.1 million and $7.6 million, respectively, related to its investment. The Company received distributions of $453,000 related to its investment during the three months ended September 30, 2021, all of which was recognized as a return on investment. During the nine months ended September 30, 2021, the Company recognized distributions of $1.2 million related to its investment, $453,000 of which was recognized as a return on investment and $785,000 of which was recognized as a return of investment. As of September 30, 2021, the carrying value of the Company’s investment was $53.0 million, which represents less than 5% ownership of CIM UII Onshore, and approximates fair value.
NOTE 7 — MARKETABLE SECURITIES
The Company owned marketable securities with an estimated fair value of $15.8 million and $15.5 million as of September 30, 2021 and December 31, 2020, respectively. The following is a summary of the Company’s available-for-sale securities as of September 30, 2021 (in thousands):

	Available-for-sale securities
	Amortized Cost Basis	Unrealized Gain	Fair Value
U.S. Treasury Bonds	$5,913	$130	$6,043
U.S. Agency Bonds	1,945	13	1,958
Corporate Bonds	7,514	259	7,773
Total available-for-sale securities	$15,372	$402	$15,774

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) - (Continued)
The following table provides the activity for the marketable securities during the nine months ended September 30, 2021 (in thousands):

	Amortized Cost Basis	Unrealized Gain (Loss)	Fair Value
Marketable securities as of January 1, 2021	$14,755	$741	$15,496
Face value of marketable securities acquired	4,438	—	4,438
Premiums and discounts on purchase of marketable securities, net of acquisition costs	179	—	179
Amortization on marketable securities	(68)	—	(68)
Sales and maturities of securities	(3,932)	52	(3,880)
Unrealized loss on marketable securities	—	(391)	(391)
Marketable securities as of September 30, 2021	$15,372	$402	$15,774
During the nine months ended September 30, 2021, the Company sold 27 marketable securities for aggregate proceeds of $3.9 million, resulting in a loss of $52,000. In addition, the Company recorded an unrealized loss of $391,000 on its investments, which is included in accumulated other comprehensive (loss) income attributable to the Company in the accompanying condensed consolidated statement of changes in equity for the nine months ended September 30, 2021 and included in accumulated other comprehensive loss in the condensed consolidated balance sheet as of September 30, 2021. The total unrealized holding gain on marketable securities of $402,000 and $741,000 as of September 30, 2021 and December 31, 2020, respectively, is included in accumulated other comprehensive (loss) income attributable to the Company in the accompanying condensed consolidated statement of changes in equity.
The scheduled maturities of the Company’s marketable securities as of September 30, 2021 are as follows (in thousands):

	Available-for-sale securities
	Amortized Cost	Estimated Fair Value
Due within one year	$1,514	$1,541
Due after one year through five years	7,265	7,532
Due after five years through ten years	4,668	4,766
Due after ten years	1,925	1,935
Total	$15,372	$15,774
Actual maturities of marketable securities can differ from contractual maturities because borrowers on certain debt securities may have the right to prepay their respective debt obligations at any time. In addition, factors such as prepayments and interest rates may affect the yields on such securities.
In estimating credit losses, management considers a variety of factors, including (1) whether the Company will be required to sell the impaired security before the recovery of its amortized cost basis, (2) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, and (3) whether the Company expects to recover the entire amortized cost basis of the security. The Company believes that none of the unrealized losses on investment securities are credit losses, as management expects the Company will fully recover the entire amortized cost basis of all securities. As of September 30, 2021, the Company had no credit losses.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) - (Continued)
NOTE 8 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the nine months ended September 30, 2021, the Company terminated two of its interest rate swap agreements in connection with the repayment of the related mortgage notes payable prior to the respective maturity dates, resulting in a realized loss of $436,000. The loss was recorded as an increase to interest expense and other, net included in the accompanying condensed consolidated statements of operations. Additionally, during the nine months ended September 30, 2021, one of the Company’s interest rate swap agreements matured. As of September 30, 2021, the Company had five interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of September 30, 2021 and December 31, 2020 (dollar amounts in thousands):

		Outstanding Notional Amount as of	Interest	Effective	Maturity	Fair Value of Liabilities as of
	Balance Sheet Location	September 30, 2021	Rate (1)	Date	Date	September 30, 2021	December 31, 2020
Interest Rate Swaps	Derivative liabilities, deferred rental income and other liabilities	$185,565	3.31% to 4.84%	12/16/2016 to 9/30/2019	1/1/2022 to 9/6/2022	$(3,793)	$(8,509)
______________________
(1)The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of September 30, 2021.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the derivative instruments that are designated as hedges is recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three and nine months ended September 30, 2021, the amount of losses reclassified from other comprehensive income (loss) as an increase to interest expense was $1.4 million and $4.8 million, respectively. For the three and nine months ended September 30, 2020, the amount of losses reclassified from other comprehensive income (loss) as an increase to interest expense was $1.5 million and $3.1 million, respectively. The total unrealized holding loss on interest rate swaps of $3.8 million and $8.5 million as of September 30, 2021 and December 31, 2020, respectively, is included in accumulated other comprehensive (loss) income attributable to the Company in the accompanying condensed consolidated statement of changes in equity. During the next 12 months, the Company estimates that an additional $3.8 million will be reclassified from total other comprehensive income (loss) as an increase to interest expense. The Company includes cash flows from interest rate swap agreements in cash flows provided by operating activities on the condensed consolidated statements of cash flows, as the Company’s accounting policy is to present cash flows from hedging instruments in the same category in the condensed consolidated statements of cash flows as the category for cash flows from the hedged items.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at an aggregate termination value, inclusive of interest payments of $3.9 million, which includes accrued interest, at September 30, 2021. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of September 30, 2021.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) - (Continued)
NOTE 9 — CREDIT FACILITY AND NOTES PAYABLE
As of September 30, 2021, the Company had $437.2 million of debt outstanding, including net deferred financing costs, with a weighted average years to maturity of nine months and a weighted average interest rate of 3.14%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date.
The following table summarizes the debt balances as of September 30, 2021 and December 31, 2020, and the debt activity for the nine months ended September 30, 2021 (in thousands):

		During the Nine Months Ended September 30, 2021
	Balance as of December 31, 2020	Debt Issuance, Net (1)	Repayments	Amortization	Balance as of September 30, 2021
Credit facility	$321,500	$51,000	$(20,000)	$—	$352,500
Notes payable – fixed rate debt	129,219	—	(43,738)	—	85,481
Total debt	450,719	51,000	(63,738)	—	437,981
Deferred costs – credit facility (2)	(645)	—	—	283	(362)
Deferred costs – fixed rate debt	(696)	(5)	79	169	(453)
Total debt, net	$449,378	$50,995	$(63,659)	$452	$437,166
______________________
(1)Includes deferred financing costs incurred during the period, if applicable.
(2)Deferred costs are related to the term portion of the credit facility.
Notes Payable
As of September 30, 2021, the Company had fixed rate debt outstanding of $85.5 million, including $45.6 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.81% to 4.17% per annum. The fixed rate debt outstanding matures on various dates from January 2022 to February 2025. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $146.4 million as of September 30, 2021. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
Credit Facility
The Company is party to a second amended and restated credit agreement (the “Second Amended Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent (“JPMorgan Chase”), that provides for borrowings up to $425.0 million, which is comprised of up to $212.5 million in unsecured revolving loans (the “Revolving Loans”) and up to $212.5 million in unsecured term loans (the “Term Loans,” and collectively with the Revolving Loans, the “Credit Facility”). The Term Loans mature on September 6, 2022 and the Revolving Loans mature on March 6, 2022. The Company may elect to extend the maturity date for the Revolving Loans to September 6, 2022, subject to satisfying certain conditions contained in the Second Amended Credit Agreement.
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month LIBOR multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.70% to 2.20% for Revolving Loans and 1.60% to 2.10% for Term Loans; or (ii) a base rate ranging from 0.70% to 1.20% for Revolving Loans and 0.60% to 1.10% for Term Loans, plus the greater of: (a) JPMorgan Chase’s Prime Rate (as defined in the Second Amended Credit Agreement); (b) the Federal Funds Effective Rate (as defined in the Second Amended Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.0%. As of September 30, 2021, the Revolving Loans outstanding totaled $140.0 million at a weighted average interest rate of 1.99%. As of September 30, 2021, the Term Loans outstanding totaled $212.5 million, $140.0 million of which are subject to interest rate swap agreements (the “Swapped Term Loans”). The interest rate swap agreements have the effect of fixing the Eurodollar Rate per annum of the Swapped Term Loan at an all-in rate of 3.54%. As of September 30, 2021, the Company had $352.5 million outstanding under the Credit Facility at a weighted average interest rate of 2.93% and $72.5 million in unused capacity, subject to borrowing availability. The Company had available borrowings of $31.8 million as of September 30, 2021.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) - (Continued)
The Second Amended Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Second Amended Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $367.1 million plus (ii) 75% of the equity issued minus (iii) the aggregate amount of any redemptions or similar transaction from the date of the Second Amended Credit Agreement; a leverage ratio less than or equal to 60%; a fixed charge coverage ratio equal to or greater than 1.50; an unsecured debt to unencumbered asset value ratio equal to or less than 60%; an unsecured debt service coverage ratio greater than 1.75; a secured debt ratio equal to or less than 40%; and the amount of secured debt that is recourse debt at no greater than 15% of total asset value. As of September 30, 2021, the Company believes it was in compliance with the financial covenants of the Second Amended Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements.
Maturities
As of September 30, 2021, the Company had $140.0 million and $212.5 million of debt outstanding under the Credit Facility maturing on March 6, 2022 and September 6, 2022, respectively, and $68.5 million of fixed rate debt maturing on various dates within the next 12 months. The Company expects to extend the maturity date for the Revolving Loans for another six month period, subject to satisfying certain conditions contained in the Second Amended Credit Agreement. For the fixed rate debt, the Company expects to use cash on hand and/or enter into new financing arrangements in order to meet its debt obligations, which management believes is probable based on the current loan-to-value ratios, the occupancy of the Company’s properties and assessment of the lending environment. The Company believes cash on hand, net cash provided by operations and the entry into new financing arrangements will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued.
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to September 30, 2021 (in thousands):

Principal Repayments
Remainder of 2021	$104
2022	420,927
2023	—
2024	—
2025	16,950
Thereafter	—
Total	$437,981
NOTE 10 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the nine months ended September 30, 2021 and 2020 are as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Change in accrued dealer manager fees, ongoing stockholder servicing fees, and other offering costs	$1,430	$135
Distributions to stockholders declared and unpaid	$2,278	$2,372
Common stock issued through distribution reinvestment plan	$10,236	$9,890
Redemptions to stockholders declared and unpaid	$—	$2,326
Change in fair value of marketable securities	$(339)	$584
Change in fair value of interest rate swaps	$4,716	$(5,138)
Accrued capital expenditures	$237	$—
Supplemental Cash Flow Disclosures:
Interest paid	$12,256	$11,712
Cash paid for taxes	$174	$236

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) - (Continued)
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
Merger Agreement
On September 21, 2021, the Company announced it had entered into the Merger Agreement with CMFT and Merger Sub. In the event the Merger Agreement is terminated in connection with the Company’s acceptance of a Superior Proposal or making an Adverse Recommendation Change, the Company must pay to CMFT a termination payment of $14.8 million and up to $2.7 million as reimbursement for CMFT’s Expenses, subject to certain exceptions set forth in the Merger Agreement. However, the termination payment payable by the Company to CMFT will be $6.7 million if the Merger Agreement is terminated before the end of the Window Period End Time by (i) the Company in order for the Company to accept a Superior Proposal from a Qualified Bidder or (ii) CMFT in response to an Adverse Recommendation Change with respect to or as a result of a Superior Proposal by a Qualified Bidder. If the Merger Agreement is terminated because the Merger was not consummated before the Outside Date or because the Stockholder Approval was not obtained, and (i) an Acquisition Proposal has been publicly announced or otherwise communicated to the Company’s stockholders prior to the Stockholders Meeting and (ii) within 12 months after the date of such termination (A) the Company consummates or enters into an agreement (that is thereafter consummated) in respect of an Acquisition Proposal for 50% or more of the Company’s equity or 75% or more of the Company’s assets or (B) the Board recommends or fails to recommend against an Acquisition Proposal structured as a tender or exchange offer for 75% or more of the Company’s equity and such Acquisition Proposal is actually consummated, then the Company must pay CMFT a termination payment of $14.8 million and up to $2.7 million as reimbursement for CMFT’s Expenses. No such fees were paid as of September 30, 2021.
NOTE 12 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred, and will continue to incur, commissions, fees and expenses payable to CIM Income NAV Management and certain of its affiliates in connection with the Offering, and the acquisition, management and performance of the Company’s assets.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) - (Continued)
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
Other organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding upfront selling commissions, dealer manager fees and the ongoing stockholder servicing fees) are paid for by CIM Income NAV Management or its affiliates and can be reimbursed by the Company up to 0.75% of the aggregate gross offering proceeds, excluding upfront selling commissions and dealer manager fees charged on T Shares and S Shares sold in the Primary Offering. Prior to February 28, 2020, there was a 1.50% upfront selling commission on D Shares. Effective February 28, 2020, there are no upfront selling commissions on D Shares. As of September 30, 2021, CIM Income NAV Management or its affiliates had paid organization and offering expenses in excess of 0.75% of the gross proceeds from the Offering. These excess amounts were not included in the financial statements of the Company because such amounts were not a liability of the Company as they exceeded 0.75% of gross proceeds from the Offering. If the Company raises additional proceeds from the Offering, these excess amounts may become payable to CIM Income NAV Management or its affiliates.
Advisory fees
The Company pays CIM Income NAV Management an asset-based advisory fee that is payable in arrears on a monthly basis and accrues monthly in an amount equal to 1/365 of 1.10% of the Company’s NAV for each class of common stock. At the request of the Board, CIM Income NAV Management agreed to take 50% of the monthly advisory fee payment from August 2020 through December 31, 2021 in I Shares based on the then current NAV per share of such shares at the time of issuance. During the nine months ended September 30, 2021, approximately 106,000 Class I Shares were issued for payment of advisory fees, which vested upon issuance, totaling $1.8 million in equity-based payments for the nine months ended September 30, 2021, which are included in advisory fees in the condensed consolidated statements of operations.
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
September 30, 2021 (Unaudited) - (Continued)
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
Starting with the period beginning on January 1, 2019, the performance-based fee is equal to 12.5% of the Total Return for each class of common stock, subject to a 5% Hurdle Amount, a High Water Mark and a Catch-Up (each term as referenced in the Advisory Agreement), payable annually in arrears. The Company reached the 5% Hurdle Amount during the nine months ended September 30, 2021. No performance fee was incurred during the nine months ended September 30, 2020.
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
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CIM Income NAV Management and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Upfront selling commissions	$2	$29	$13	$380
Stockholder servicing fees(1)	$593	$641	$1,787	$1,944
Dealer manager fees(1)	$—	$5	$2	$66
Organization and offering expense reimbursement	$26	$40	$93	$217
Advisory fee	$1,258	$1,409	$3,746	$4,461
Performance fee	$1,061	$—	$2,060	$—
Expense reimbursements to related parties	$1,332	$731	$3,114	$1,641
______________________
(1)Amounts are calculated for the respective period in accordance with the dealer manager agreement and exclude the estimated liability for the future fees payable to CCO Capital of $11.5 million and $12.0 million as of September 30, 2021 and 2020, respectively, which are included in due to affiliates in the condensed consolidated balance sheets, with a corresponding decrease to capital in excess of par value, as described in Note 2 — Summary of Significant Accounting Policies.
Due to/from Affiliates
As of September 30, 2021 and December 31, 2020, $15.7 million and $13.8 million, respectively, was due to CIM Income NAV Management or its affiliates, primarily related to the estimated liability for current and future stockholder servicing fees, the reimbursement of organization, performance fee and offering expenses and advisory fees, which were included in amounts due to affiliates on the condensed consolidated balance sheets.
As of December 31, 2020, $7,000 was due from CIM Income NAV Management or its affiliates related to amounts received by affiliates of the advisor which were due to the Company. No amounts were due from CIM Income NAV Management as of September 30, 2021.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) - (Continued)
CIM UII Onshore Investment
On March 31, 2020, the Company purchased $50.0 million of limited partnership interests of CIM UII Onshore. The Company is required to pay CIM UII Onshore a management fee equal to 0.65% per annum of its share of the NAV of CIM Urban Income. For the three and nine months ended September 30, 2021, the Company incurred $79,000 and $231,000, respectively, of management fees to CIM UII Onshore, which was offset by a reduction to the advisory fees incurred pursuant to the Advisory Agreement. As of September 30, 2021, the limited partnership interest in CIM UII Onshore had a carrying value of $53.0 million. Both CIM UII Onshore and CIM Urban Income were formed by CIM, and CIM controls the general partner of both CIM UII Onshore and CIM Urban Income.
Termination Agreement
Concurrently with the entry into the Merger Agreement, the Company, CIM Income NAV OP, and CIM Income NAV Management entered into a letter agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, the Advisory Agreement will be terminated at the effective time of the Merger. CIM Income NAV Management also waived any performance fees it otherwise would be entitled to receive pursuant to the Advisory Agreement related to the Merger. In the event that the Merger Agreement is terminated in accordance with its terms, the Termination Agreement will be automatically terminated.
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

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) - (Continued)
NOTE 14 — STOCKHOLDERS’ EQUITY
The table below provides information regarding the issuances and redemptions of each class of the Company’s common stock during the three and nine months ended September 30, 2021 and 2020 (dollar amounts in thousands):

	D Shares		T Shares		S Shares		I Shares		Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balance as of January 1, 2021	15,318,506	$153	13,778,134	$138	7,399	$—	1,011,342	$10	30,115,381	$301
Issuance of common stock	146,827	2	136,249	1	141	—	7,036	—	290,253	3
Redemptions of common stock	(364,171)	(4)	(232,939)	(2)	—	—	(5,867)	—	(602,977)	(6)
Equity-based compensation	2,923	—	—	—	—	—	—	—	2,923	—
Equity-based payments to advisor	—	—	—	—	—	—	32,775	—	32,775	—
Balance as of March 31, 2021	15,104,085	$151	13,681,444	$137	7,540	$—	1,045,286	$10	29,838,355	$298
Issuance of common stock	146,521	1	105,501	1	110	—	5,394	1	257,526	3
Redemptions of common stock	(353,952)	(3)	(224,623)	(2)	—	—	(16,848)	—	(595,423)	(5)
Equity-based compensation	3,018	—	—	—	—	—	—	—	3,018	—
Equity-based payments to advisor	—	—	—	—	—	—	36,854	—	36,854	—
Balance as of June 30, 2021	14,899,672	$149	13,562,322	$136	7,650	$—	1,070,686	$11	29,540,330	$296
Issuance of common stock	116,845	1	91,686	1	109	—	4,583	—	213,223	2
Redemptions of common stock	(260,752)	(3)	(172,767)	(2)	—	—	(38,763)	—	(472,282)	(5)
Equity-based compensation	3,003	—	—	—	—	—	—	—	3,003	—
Equity-based payments to Advisor	—	—	—	—	—	—	36,866	—	36,866	—
Balance as of September 30, 2021	14,758,768	$147	13,481,241	$135	7,759	$—	1,073,372	$11	29,321,140	$293

	D Shares		T Shares		S Shares		I Shares		Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balance as of January 1, 2020	18,143,147	$181	14,499,636	$145	7,031	$—	1,097,896	$11	33,747,710	$337
Issuance of common stock	356,188	4	752,814	7	98	—	21,964	—	1,131,064	11
Redemptions of common stock	(1,657,375)	(17)	(830,138)	(8)	—	—	(166,073)	(1)	(2,653,586)	(26)
Balance as of March 31, 2020	16,841,960	$168	14,422,312	$144	7,129	$—	953,787	$10	32,225,188	$322
Issuance of common stock	83,933	1	125,984	1	67	—	3,390	—	213,374	2
Redemptions of common stock	(1,137,587)	(11)	(594,197)	(6)	—	—	(14,907)	—	(1,746,691)	(17)
Balance as of June 30, 2020	15,788,306	$158	13,954,099	$139	7,196	$—	942,270	$10	30,691,871	$307
Issuance of common stock	145,795	1	155,519	2	100	—	16,225	—	317,639	3
Redemptions of common stock	(398,006)	(4)	(223,151)	(2)	—	—	(3,044)	—	(624,201)	(6)
Balance as of September 30, 2020	15,536,095	$155	13,886,467	$139	7,296	$—	955,451	$10	30,385,309	$304
Equity-Based Compensation
On August 9, 2018, the Board approved the adoption of the Company’s 2018 Equity Incentive Plan (the “Plan”), under which 400,000 of the Company’s common shares were reserved for issuance and share awards of 366,000 shares are available for future grant as of September 30, 2021.
As of September 30, 2021, the Company has granted awards of approximately 5,600 restricted D Shares to each of the independent members of the Board (approximately 22,400 restricted shares in aggregate) under the Plan. As of September 30, 2021, 14,600 of the restricted D Shares had vested based on one year of continuous service. The remaining 7,800 shares issued fully vested on October 1, 2021. The fair value of the Company’s share awards is determined using the Company’s NAV per share on the date of grant. Compensation expense related to these restricted D Shares is recognized over the vesting period. The Company recorded compensation expense of $33,000 and $98,000 for the three and nine months ended September 30, 2021, respectively, related to these restricted D Shares, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. All compensation expense related to these restricted D Shares was recognized ratably over the period of service prior to October 1, 2021.
At the effective time of the Merger and subject to the terms and conditions of the Merger Agreement, each issued and outstanding D Share granted under the Plan, whether vested or unvested, will be cancelled in exchange for an amount equal to the Merger Consideration.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) - (Continued)
The Board determined 50% of the Company’s independent directors’ quarterly compensation payments for the third quarter of 2020 through the fourth quarter of 2021 would be paid in D Shares based on the then current NAV per share at the time of issuance. As of September 30, 2021, the Company has granted awards of approximately 3,000 unrestricted D Shares to each of the independent members of the Board (approximately 12,000 unrestricted shares in aggregate). The Company recorded compensation expense of $49,000 and $148,000 for the three and nine months ended September 30, 2021 related to these unrestricted D Shares, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
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
As of September 30, 2021, the Company’s leases had a weighted-average remaining term of 9.3 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of September 30, 2021, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Future Minimum Rental Income
Remainder of 2021	$15,638
2022	60,416
2023	60,528
2024	59,308
2025	56,886
Thereafter	336,804
Total	$589,580
A certain amount of the Company’s rental and other property income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the three and nine months ended September 30, 2021 and 2020, the amount of the contingent rent earned by the Company was not significant.
Rental and other property income during the three and nine months ended September 30, 2021 and 2020 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fixed rental and other property income (1)	$15,614	$16,037	$47,744	$47,253
Variable rental and other property income (2)	1,969	2,751	6,190	7,271
Total rental and other property income	$17,583	$18,788	$53,934	$54,524
______________________
(1)Consists primarily of fixed contractual payments from operating leases with tenants recognized on a straight-line basis over the lease term, including amortization of acquired above- and below-market leases, and is net of uncollectible lease-related receivables.

CIM INCOME NAV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) - (Continued)
(2)Consists primarily of tenant reimbursements for recoverable real estate taxes and property operating expenses, and percentage rent.
NOTE 16— SUBSEQUENT EVENTS
The following events occurred subsequent to September 30, 2021:
Registration Statement on Form S-4
In connection with the Merger, CMFT filed a registration statement on Form S-4 (File No. 333-249294), declared effective by the SEC on November 4, 2021, that includes a proxy statement of the Company and that also constitutes a prospectus of CMFT. The Merger is currently anticipated to close by year end 2021.
Advisory Agreement
Subsequent to September 30, 2021, the Board renewed the Advisory Agreement through November 30, 2022. Previously, the Advisory Agreement was set to expire on November 30, 2021.

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
Certain statements regarding future estimates and expectations may not be applicable to the extent the Merger (as defined herein) is completed.
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
Our operating results and cash flows are primarily influenced by rental and other property income from our commercial properties, and interest expense on our property indebtedness and acquisition and operating expenses. As 98.5% of our rentable square feet was under lease as of September 30, 2021, with a weighted average remaining lease term of 9.3 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors, including due to circumstances related to the COVID-19 pandemic. Our advisor regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease.

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
COVID-19
We are closely monitoring the negative impacts that the COVID-19 pandemic and the efforts to mitigate its spread are having on the economy, our tenants and our business. The extent to which the COVID-19 pandemic continues to impact our operations and those of our tenants will depend on future developments, including, among other factors, the duration, spread and resurgences of the virus, including certain variants thereof, along with related travel advisories and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, the pace, scope and efficacy of vaccination programs, and general uncertainty as to the impact of COVID-19, including related variants, on the global economy.
During the three and nine months ended September 30, 2021, the majority of lease concessions provided were in the form of rent abatements to certain tenants in response to the impact of the COVID-19 pandemic on those tenants.
As of November 8, 2021, we have collected approximately 98% of rental payments billed to tenants during the three months ended September 30, 2021. Additionally, as of September 30, 2021, we had granted rent deferrals with an aggregate deferral amount of $541,000. As of November 8, 2021, we collected $522,000 of deferred rent, representing approximately 100% of amounts due through September 30, 2021.
Pending Merger with CMFT
On September 21, 2021, we, CMFT and Merger Sub entered into the Merger Agreement. Subject to the terms and conditions of the Merger Agreement, we will merge with and into Merger Sub with Merger Sub surviving the Merger, such that following the Merger, the surviving entity will continue as a wholly owned subsidiary of CMFT. In accordance with the applicable provisions of the MGCL, our separate existence shall cease at the effective time of the Merger.
At the effective time of the Merger and subject to the terms and conditions of the Merger Agreement, each issued and outstanding share of our D Shares, T Shares, S Shares, and I Shares, each with a $0.01 par value per share, will be converted into the right to receive 2.574 shares, 2.510 shares, 2.508 shares, and 2.622 shares, respectively, of CMFT’s common stock, $0.01 par value per share, subject to the treatment of fractional shares in accordance with the Merger Agreement.
The combined company after the Merger will retain the name CIM Real Estate Finance Trust, Inc. The Merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”).
For additional information on the Merger, see Note 1 — Organization and Business to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q and our Current Report on Form 8-K filed with the SEC on September 22, 2021.
Operating Highlights and Key Performance Indicators
2021 Activity through September 30, 2021
•Disposed of eight properties, for a gross sales price of $31.8 million.
•Decreased total debt by $12.7 million to $438.0 million.

Portfolio Information
Real Estate Portfolio
As of September 30, 2021, we owned 115 properties located in 33 states, comprising 5.1 million rentable square feet, which includes the rentable square feet of buildings on land subject to ground leases. As of September 30, 2021, no single tenant accounted for greater than 10% of our 2021 annualized rental income. As of September 30, 2021, we had certain geographic concentrations in our property holdings. In particular, as of September 30, 2021, 17 of our properties were located in Ohio, five of our properties were located in Arizona and eight of our properties were located in Illinois, accounting for 14%, 11% and 10%, respectively, of our 2021 annualized rental income. In addition, we had tenants in the manufacturing industry, which accounted for 18% of our 2021 annualized rental income. Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate assets. The following table shows the property statistics of our real estate assets as of September 30, 2021 and 2020:

	As of September 30,
	2021	2020
Number of commercial properties	115	125
Rentable square feet (in thousands) (1)	5,124	5,318
Percentage of rentable square feet leased	98.5%	95.8%
Percentage of investment-grade tenants (2)	27.1%	29.9%
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
During the three and nine months ended September 30, 2021 and 2020, we did not acquire any properties.
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
Same Store Analysis
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate assets. We review our stabilized operating results, measured by net operating income (“NOI”), from properties that we owned for the entirety of both the current and prior year reporting periods, referred to as “same store” properties, and we believe that the presentation of operating results for same store properties provides useful information to stockholders. NOI is a supplemental non-GAAP financial measure of a real estate company’s operating performance. NOI is considered by management to be a helpful supplemental performance measure, as it enables management to evaluate the impact of occupancy, rents, leasing activity, and other controllable property operating results at our real estate properties, and it provides a consistent method for the comparison of our properties. We define NOI as operating revenues less operating expenses, which exclude (i) depreciation and amortization, (ii) interest expense and other non-property related revenue and expense items such as (a) general and administrative expenses, (b) expense reimbursements to related parties, (c) advisory and performance fees, (d) transaction-related expenses, (e) real estate impairment, (f) gain on disposition or real estate, net , (g) merger-related expenses and (h) income from marketable securities. Our NOI may not be comparable to that of other REITs and should not be considered to be more relevant or accurate in evaluating our operating performance than the current GAAP methodology used in calculating net income. In determining the same store property pool, we include all properties that were owned for the entirety of both the current and prior reporting periods, except for properties during the current or prior year that were under development or redevelopment.

Comparison of the Three Months Ended September 30, 2021 and 2020
The following table reconciles net income, calculated in accordance with GAAP, to net operating income (dollar amounts in thousands):

	For the Three Months Ended September 30,
	2021	2020	Change
Net income	$6,248	$1,729	$4,519
Interest expense and other, net	4,137	4,511	(374)
Gain on investment in CIM UII Onshore	(5,120)	(70)	(5,050)
Operating income	5,265	6,170	(905)

Merger-related expenses	975	—	975
Gain on disposition of real estate, net	(2,457)	(397)	(2,060)
Real estate impairment	563	107	456
Depreciation and amortization	6,593	6,832	(239)
Transaction-related expenses	—	6	(6)
Advisory and performance fees	2,319	1,409	910
Expense reimbursements to related parties	1,332	731	601
General and administrative expenses	872	1,193	(321)
Interest income on marketable securities	(75)	(87)	12
Net operating income	$15,387	$15,964	$(577)
A total of 115 properties were acquired before July 1, 2020 and represent our “same store” properties during the three months ended September 30, 2021 and 2020. “Non-same store” properties, for purposes of the table below, includes properties acquired and disposed on or after July 1, 2020. The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store
	For the Three Months Ended September 30,			For the Three Months Ended September 30,			For the Three Months Ended September 30,
	2021	2020	Change	2021	2020	Change	2021	2020	Change
Rental and other property income	$17,583	$18,788	$(1,205)	$17,547	$17,809	$(262)	$36	$979	$(943)

Property operating expenses	1,100	1,411	(311)	1,087	1,300	(213)	13	111	(98)
Real estate tax expenses	1,096	1,413	(317)	1,132	1,191	(59)	(36)	222	(258)
Total property operating expenses	2,196	2,824	(628)	2,219	2,491	(272)	(23)	333	(356)

Net operating income	$15,387	$15,964	$(577)	$15,328	$15,318	$10	$59	$646	$(587)
Interest Expense and Other, Net
The decrease in interest expense and other, net of $374,000 during the three months ended September 30, 2021, as compared to the same period in 2020, was primarily due to a decrease in the average aggregate amount of debt outstanding from $473.0 million for the three months ended September 30, 2020 to $443.4 million for the three months ended September 30, 2021, as a result of debt repayments in connection with the disposition of the underlying properties and repayments on the credit facility.
Gain on Investment in CIM UII Onshore
The change in gain on investment in CIM UII Onshore of $5.1 million during the three months ended September 30, 2021, as compared to the same period in 2020, was due to our investment in limited partnership interests in CIM UII Onshore, for which we recognized our share of CIM UII Onshore’s gain of $5.1 million during the three months ended September 30, 2021, as compared to recognizing our share of CIM UII Onshore’s gain of $70,000 during the three months ended September 30, 2020.

Merger-Related Expenses
In connection with the Merger, we incurred fees and expenses of $975,000 during the three months ended September 30, 2021. No such fees were incurred during the three months ended September 30, 2020.
Gain on Disposition of Real Estate, Net
The increase in gain on disposition of real estate, net of $2.1 million during the three months ended September 30, 2021, as compared to the same period in 2020, was primarily due to the disposition of six retail properties at a gain of $2.5 million during the three months ended September 30, 2021, as compared to the disposition of one property during the three months ended September 30, 2020 at a gain of $397,000.
Real Estate Impairment
The increase in impairment of $456,000 during the three months ended September 30, 2021, as compared to the same period in 2020, was primarily due to an impairment charge of $563,000 related to one property during the three months ended September 30, 2021, compared to an impairment charge of $107,000 related to two retail properties during the three months ended September 30, 2020.
Depreciation and Amortization
The decrease in depreciation and amortization of $239,000 during the three months ended September 30, 2021, as compared to the same period in 2020, was primarily due to the disposition of ten properties subsequent to September 30, 2020.
Transaction-Related Expenses
Transaction-related expenses include abandoned deal costs for acquisition and disposition activity.
Transaction-related expenses remained generally consistent during the three months ended September 30, 2021, as compared to the same period in 2020.
Advisory and Performance Fees
The advisory fees that we pay to our advisor are based upon our NAV, and the performance fee is based on our annual return to stockholders for each class of our common stock. The increase in advisory and performance fees of $910,000 during the three months ended September 30, 2021, as compared to the same period in 2020, was primarily due to a $1.1 million performance fee being earned by the advisor during the three months ended September 30, 2021. This increase was partially offset by a decrease of $151,000 in advisory fees due to a reduced average total NAV for all share classes for the three months ended September 30, 2021, compared to the three months ended September 30, 2020.
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
The increase in expense reimbursements to related parties of $601,000 during the three months ended September 30, 2021, as compared to the same period in 2020, was primarily due to an increase in certain expense reimbursements to our advisor relating to operating expenses.
General and Administrative Expenses
The primary general and administrative expense items are transfer agency costs and professional service fees.
The decrease in general and administration expenses of $321,000 during the three months ended September 30, 2021, as compared to the same period in 2020, was primarily due to a decrease in valuation servicing fees as a result of the reversion back to rolling annual valuations of our properties, which valuations were temporarily performed monthly from April 2020 through September 2020 due to uncertainty surrounding the COVID-19 pandemic.

Net Operating Income
Same store net operating income increased $10,000 during the three months ended September 30, 2021, as compared to the same period in 2020. The increase was primarily due to decreases in property operating expenses, partially offset by a decrease in rental income as a result of the impact of COVID-19 leading to a temporary reduction in rental income during the three months ended September 30, 2021 for certain tenants. This increase was also due to an increase in occupancy from 96.8% on September 30, 2020 to 98.5% on September 30, 2021.
Non-same store property net operating income decreased $587,000 during the three months ended September 30, 2021, as compared to the same period in 2020. The decrease is primarily due to the disposition of ten rental income-producing properties subsequent to September 30, 2020.
Comparison of the Nine Months Ended September 30, 2021 and 2020
The following table reconciles net income, calculated in accordance with GAAP, to net operating income (dollar amounts in thousands):

	For the Nine Months Ended September 30,
	2021	2020	Change
Net income (loss)	$11,757	$(13,073)	$24,830
Interest expense and other, net	13,372	12,623	749
(Gain) loss on investment in CIM UII Onshore	(7,590)	3,232	(10,822)
Operating income	17,539	2,782	14,757

Merger-related expenses	975	—	975
Gain on disposition of real estate, net	(3,634)	(411)	(3,223)
Real estate impairment	563	13,851	(13,288)
Depreciation and amortization	20,189	20,820	(631)
Transaction-related expenses	—	12	(12)
Advisory and performance fees	5,806	4,461	1,345
Expense reimbursements to related parties	3,114	1,641	1,473
General and administrative expenses	2,989	3,606	(617)
Interest income on marketable securities	(231)	(265)	34
Net operating income	$47,310	$46,497	$813
A total of 115 properties were acquired before January 1, 2020 and represent our “same store” properties during the nine months ended September 30, 2021 and 2020. “Non-same store” properties, for purposes of the table below, includes properties acquired and disposed on or after January 1, 2020. The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store
	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,			For the Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change	2021	2020	Change
Rental and other property income	$53,934	$54,524	$(590)	$52,685	$51,265	$1,420	$1,249	$3,259	$(2,010)

Property operating expenses	3,160	3,838	(678)	3,032	3,345	(313)	128	493	(365)
Real estate tax expenses	3,464	4,189	(725)	3,448	3,529	(81)	16	660	(644)
Total property operating expenses	6,624	8,027	(1,403)	6,480	6,874	(394)	144	1,153	(1,009)

Net operating income	$47,310	$46,497	$813	$46,205	$44,391	$1,814	$1,105	$2,106	$(1,001)
Interest Expense and Other, Net
The increase in interest expense and other, net of $749,000 during the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily due to increases in interest expense related to our interest rate swaps as a result of changes in LIBOR. This increase was partially offset by a decrease in our average outstanding debt balance to $447.4 million for the nine months ended September 30, 2021, as compared to $449.4 million for the nine months ended September 30, 2020 and a decrease in the weighted average interest rate from 3.52% as of September 30, 2020 to 3.14% as of September 30, 2021.
(Gain) Loss on Investment in CIM UII Onshore
The change in (gain) loss on investment in CIM UII Onshore of $10.8 million during the nine months ended September 30, 2021, as compared to the same period in 2020, was due to our investment in limited partnership interests in CIM UII Onshore, for which we recognized our share of CIM UII Onshore’s gain of $7.6 million during the nine months ended September 30, 2021, as compared to recognizing our share of CIM UII Onshore’s loss of $3.2 million during the nine months ended September 30, 2020.
Merger-Related Expenses
In connection with the Merger, we incurred fees and expenses of $975,000 during the nine months ended September 30, 2021. No such fees were incurred during the nine months ended September 30, 2020.
Gain on Disposition of Real Estate, Net
The increase in gain on disposition of real estate, net of $3.2 million during the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily due to the disposition of eight properties during the nine months ended September 30, 2021 at a gain of $3.6 million, as compared to the disposition of three properties during the nine months ended September 30, 2020 at a gain of $411,000.
Real Estate Impairment
The decrease in impairment of $13.3 million during the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily due to management identifying the carrying value of one retail property to be greater than the estimated fair value of the property, resulting in an impairment charge of $563,000 during the nine months ended September 30, 2021. In comparison, during the nine months ended September 30, 2020, management identified the carrying value of one anchored shopping center and one retail property to be greater than the estimated fair value of the properties, as well as bankruptcies at one anchored shopping center and three retail properties resulting in an impairment charge of $13.9 million.
Depreciation and Amortization
The decrease in depreciation and amortization of $631,000 during the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily due to the disposition of ten properties subsequent to September 30, 2020.
Transaction-Related Expenses
Transaction-related expenses remained generally consistent during the nine months ended September 30, 2021, as compared to the same period in 2020.
Advisory and Performance Fees
The increase in advisory and performance fees of $1.3 million during the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily due to a $2.1 million performance fee being earned by the advisor during the nine months ended September 30, 2021. This increase was partially offset by a decrease of $715,000 in advisory fees due to a reduced average total NAV for all share classes for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.
Expense Reimbursements to Related Parties
The increase in expense reimbursements to related parties of $1.5 million during the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily due to an increase in advisor reimbursements relating to operating expenses.
General and Administrative Expenses
The decrease in general and administrative expenses of $617,000 during the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily due to a decrease in valuation servicing fees as a result of the reversion back to rolling annual valuations of our properties, which valuations were temporarily performed monthly from April 2020 through September 2020 due to uncertainty surrounding the COVID-19 pandemic.

Net Operating Income
Same store net operating income increased $1.8 million during the nine months ended September 30, 2021, as compared to the same period in 2020. The increase was primarily due to an increase in rental income as a result of the impact of COVID-19 leading to a temporary reduction in rental income during the nine months ended September 30, 2020 for certain tenants. This was also due to an increase in occupancy from 96.8% on September 30, 2020 to 98.5% on September 30, 2021.
Non-same store property net operating income decreased $1.0 million during the nine months ended September 30, 2021, as compared to the same period in 2020. The decrease is primarily due to the disposition of ten rental income-producing properties subsequent to September 30, 2020.
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
On April 20, 2020, our Board decided to make a determination as to the amount and timing of distributions on a monthly, instead of a quarterly, basis until such time that we have greater visibility into the impact that the COVID-19 pandemic would have on our tenants’ ability to continue to pay rent on their leases on a timely basis or at all, the degree to which federal, state or local governmental authorities grant rent relief or other relief or amnesty programs applicable to our tenants, our ability to access the capital markets, and on the United States and worldwide financial markets and economy. On March 25, 2021, the Board resumed declaring distributions on a quarterly basis. On September 21, 2021, in connection with the Merger, our Board suspended the DRIP, and, therefore, further distributions will be paid in cash to all stockholders unless and until we reinstate the DRIP.

Since April of 2020, our Board authorized the following monthly distribution amounts per share for the periods indicated below:

Record Date	Distribution Amount (1)
April 30, 2020	$0.0400
May 31, 2020	$0.0400
June 30, 2020	$0.0777
July 30, 2020	$0.0777
August 28, 2020	$0.0777
September 29, 2020	$0.0777
October 29, 2020	$0.0777
November 27, 2020	$0.0777
December 30, 2020	$0.0777
January 28, 2021	$0.0777
February 25, 2021	$0.0777
March 29, 2021	$0.0777
April 29 2021	$0.0777
May 28, 2021	$0.0777
June 29, 2021	$0.0777
July 29, 2021	$0.0777
August 30, 2021	$0.0777
September 29, 2021	$0.0777
October 28, 2021	$0.0777
November 29, 2021	$0.0777
December 30, 2021	$0.0777
January 27, 2022	$0.0777
February 25, 2022	$0.0777
March 29, 2022	$0.0777
______________________
(1)The distribution amount for each class of outstanding common stock is adjusted based on the relative NAV of the various classes so that distributions constitute a uniform percentage of the NAV per share of all classes for stockholders of record as of the last business day of the month for which the distribution rate applies.
(2)The Merger is expected to close in December 2021. Distributions are not payable to the extent that the Merger closes before the record date for an applicable monthly distribution.
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
As of September 30, 2021, we had distributions payable of $2.3 million, which is included in distributions and redemptions payable on the accompanying condensed consolidated balance sheets.

The following table presents distributions and the source of distributions for the periods indicated below (dollar amounts in thousands):

	Nine Months Ended September 30,
	2021		2020
	Amount	Percent	Amount	Percent
Distributions paid in cash	$13,211	56%	$10,760	52%
Distributions reinvested	10,236	44%	9,890	48%
Total distributions	$23,447	100%	$20,650	100%

Source of distributions:
Net cash provided by operating activities (1)	$23,447	100%	$20,650	100%
Total sources	$23,447	100%	$20,650	100%
______________________
(1)Net cash provided by operating activities for the nine months ended September 30, 2021 and 2020 was $25.4 million and $23.6 million, respectively.
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
Our Amended Share Redemption Program includes certain redemption limits, including a quarterly limit and, in some cases, an individual stockholder limit. Beginning in July 2020, through the fourth quarter of 2021, the Board determined, on a quarterly basis, that monthly redemptions temporarily will be limited to shares whose aggregate value is no more than 0.8% of our aggregate NAV as of the last calendar day of the previous calendar month, and in any calendar quarter, redemptions will be limited to shares whose aggregate value is no more than 2.0% of our aggregate NAV as of the last calendar day of the previous calendar quarter. In connection with the Merger, on September 21, 2021, our Board suspended our Amended Share Redemption Program, and therefore, no shares will be redeemed from our stockholders after that date unless and until the Amended Share Redemption Program is reinstated.
We received redemption requests of approximately 11.3 million shares for $185.0 million in excess of our redemption limit during the nine months ended September 30, 2021. During the nine months ended September 30, 2021, we received valid redemption requests under our Amended Share Redemption Program totaling approximately 12.9 million shares, of which we redeemed approximately 1.6 million shares as of September 30, 2021 for $27.3 million at an average redemption price of $16.44 per share. The remaining redemption requests relating to approximately 11.3 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program then in effect.
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

Liquidity and Capital Resources
General
Our Credit Facility, with JPMorgan Chase as administrative agent, provides for borrowings up to $425.0 million, which is comprised of up to $212.5 million in Revolving Loans and $212.5 million in Term Loans. As of September 30, 2021, we had $72.5 million in unused capacity, subject to borrowing availability. We had $31.8 million of available borrowings as of September 30, 2021. As of September 30, 2021, we believe we were in compliance with the financial covenants under our various fixed and variable rate debt agreements.
We expect to meet our short-term liquidity requirements through available cash, cash provided by property operations and borrowings from the Credit Facility or other sources. As of September 30, 2021, we had cash and cash equivalents of $8.9 million and investments in marketable securities of $15.8 million.
We expect to utilize future proceeds from secured or unsecured financing to complete future property acquisitions, other permitted investments and for general corporate uses. The source of our operating cash flows is primarily the rental and other property income received from current and future leased properties. As of September 30, 2021, we had raised $890.7 million of gross proceeds from the Offering before organization and offering costs, upfront selling commissions, dealer manager fees and the current portion of stockholder servicing fees of $34.6 million. As discussed above, in connection with the Merger, on September 21, 2021, the Board approved the suspension of the Offering, the DRIP and the Amended Share Redemption Program. Refer to Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020 for risks related to our ability to raise capital in the near term.
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
Beginning in July 2020, through the fourth quarter of 2021, given the level of investor subscriptions and increased redemption requests, our Board has determined, on a quarterly basis, to to take certain actions to maintain Target Liquidity including temporarily reducing redemption limits pursuant to our Share Redemption Plan, and agreeing to take 50% of their quarterly Board compensation in common stock, based on the then current NAV per share at the time of issuance, for the third quarter of 2020 through the fourth quarter of 2021. In addition, at the request of our Board, our advisor has agreed to take 50% of its monthly advisory fees in common stock, based on the then current NAV per share at the time of issuance, through December 31, 2021.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for property acquisitions or other permitted investments, operating expenses, distributions to stockholders and interest on our outstanding debt, including principal repayments of $421.0 million due within the next 12 months. We expect to meet our short-term liquidity requirements through available cash, cash provided by property operations and borrowings from the Credit Facility or other sources, such as proceeds from dispositions. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds are for property acquisitions or other permitted investments and the payment of tenant improvements, operating expenses, including debt service payments on any outstanding indebtedness, and distributions to our stockholders. We expect to meet our long-term liquidity requirements through secured or unsecured financings from banks and other lenders, any available capacity on the Credit Facility by the addition of properties to the borrowing base, proceeds from the sale of marketable securities, proceeds from dispositions and net cash flows provided by operations.
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
Contractual Obligations
As of September 30, 2021, we had debt outstanding with a carrying value of $438.0 million and a weighted average interest rate of 3.14%. See Note 9 — Credit Facility and Notes Payable to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a description of certain terms of the debt. Our contractual obligations as of September 30, 2021 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments – credit facility (2)	$352,500	$352,500	$—	$—	$—
Interest payments – credit facility (3)	8,198	8,198	—	—	—
Principal payments – fixed debt rate	85,481	68,531	—	16,950	—
Interest payments – fixed debt rate (4)	4,186	2,548	1,394	244	—
Total	$450,365	$431,777	$1,394	$17,194	$—
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
(3)As of September 30, 2021, the Term Loans outstanding totaled $212.5 million, all of which are subject to interest rate swap agreements. The weighted average all-in interest rate for the Swapped Term Loans was 3.54%. The remaining $140.0 million in Revolving Loans outstanding under the Credit Facility has a weighted average interest rate of 1.99% as of September 30, 2021.
(4)As of September 30, 2021, we had $45.6 million of variable rate mortgage notes effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.
Our charter prohibits us from incurring debt that would cause our borrowings to exceed 75% of our gross assets, valued at the aggregate cost (before depreciation and other non-cash reserves), unless approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report. In addition to this limitation in our charter, our Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of our Board (including a majority of the independent directors) and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. As of September 30, 2021, our ratio of debt to total gross assets net of gross intangible lease liabilities was 49.6%, and our ratio of debt to the fair market value of our gross assets net of gross intangible lease liabilities was 51.7%. Fair market value is based on the estimated market value of our real estate assets as of July 31, 2021 used to determine our estimated per share NAV.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as financing and issuance costs and related accumulated amortization, less all cash and cash equivalents. As of September 30, 2021, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 48.6%.

The following table provides a reconciliation of the Credit Facility and notes payable, net balance, as reported on our condensed consolidated balance sheet, to net debt as of September 30, 2021 (dollar amounts in thousands):

Balance as of September 30, 2021
Credit facility and notes payable, net	$437,166
Deferred costs, net (1)	815
Less: Cash and cash equivalents	(8,859)
Net debt	$429,122
Gross real estate assets, net(2) and investment in CIM UII Onshore	$883,421
Net debt leverage ratio	48.6%
______________________
(1)Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility.
(2)Net of gross intangible lease liabilities.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities increased by $1.9 million for the nine months ended September 30, 2021, as compared to the same period in 2020. The increase was primarily due to an increase in net income after non-cash adjustments, which was driven by decreases in general and administrative expenses, property operating expenses and real estate taxes. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash provided by investing activities was $30.2 million for the nine months ended September 30, 2021, compared to net cash used in investing activities of $38.2 million during the nine months ended September 30, 2020. The change was primarily due to our investment in CIM UII Onshore for $50.0 million during the nine months ended September 30, 2020. No such investments were made during the nine months ended September 30, 2021. This increase was also due to an increase of $17.5 million in net proceeds from disposition of real estate assets during the nine months ended September 30, 2021.
Financing Activities. Net cash used in financing activities was $55.5 million for the nine months ended September 30, 2021, compared to net cash provided by financing activities of $42.9 million during the nine months ended September 30, 2020. The change was primarily due to a decrease in net proceeds from borrowing facilities and mortgage notes of $134.7 million, as well as a decrease in net proceeds from the issuance of common stock of $16.3 million, partially offset by a decrease in redemptions of common stock of $55.4 million.
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
Conflicts of Interest
Richard S. Ressler, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, including CIM Income NAV Management, is the chairman of the board, chief executive officer and president of CMFT and vice president of our advisor. One of our directors, Avraham Shemesh, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, including CIM Income NAV Management, serves as a director of CMFT. One of our directors, Elaine Y. Wong, also serves as a director of CMFT. One of our independent directors, W. Brian Kretzmer, also serves as an independent director of CMFT. Our chief financial officer and treasurer, Nathan D. DeBacker, who is also the chief financial officer and treasurer of CMFT, is a vice president of CIM Income NAV Management and is an officer of certain of its affiliates. As such, there are conflicts of interest where CIM Income NAV Management or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM or another real estate program sponsored or operated by CIM or CCO Group may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of CIM Income NAV Management and these other real estate programs sponsored or operated by CIM and CCO Group could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2020.
Off-Balance Sheet Arrangements
As of September 30, 2021 and December 31, 2020, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
Interest Rate Risk
As of September 30, 2021, we had an aggregate of $140.0 million of variable rate debt, excluding any debt subject to interest rate swap agreements, and therefore, we are exposed to interest rate changes in LIBOR. As of September 30, 2021, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $700,000 per annum.
As of September 30, 2021, we had five interest rate swap agreements outstanding, which mature on various dates from January 2022 to September 2022, with an aggregate notional amount of $185.6 million and an aggregate net fair value liability of $3.8 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of September 30, 2021, an increase of 50 basis points in interest rates would result in a derivative liability of $3.1 million, representing a $731,000 decrease to the fair value of the net derivative liability. A decrease of 50 basis points would result in a derivative liability of $4.5 million, representing a $736,000 increase to the fair value of the net derivative liability. See Note 8 — Derivative Instruments and Hedging Activities to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for more detailed discussion about our derivative instruments.
As the information presented above includes only those exposures that existed as of September 30, 2021, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
We have the ability to borrow variable rate debt under our Credit Facility and interest rate swap agreements maturing on various dates from January 2022 to September 2022, as further discussed above, that are indexed to LIBOR. As such, we are monitoring and evaluating the related risks, which include interest on loans, amount paid on securities, or amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative reference rate may be challenging, especially if we cannot agree with the respective counterparty about how to make the transition.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2021 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2021, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to the Merger
Failure to complete the Merger could negatively impact the future of our business and financial results.
If the Merger is not completed, the ongoing business of our Company could be materially adversely affected and we will be subject to a variety of risks associated with the failure to complete the Merger, including the following:
•we will be required, under certain circumstances in which the Merger Agreement is terminated, to pay to CMFT a termination payment of either $6.7 million or $14.8 million, depending on the date of such termination and certain other factors and reimbursement of expenses incurred by CMFT in connection with the Merger of up to $2.7 million;
•we are having to bear certain costs incurred by us relating to the Merger, such as legal, accounting, financial advisor, filing, printing and mailing fees; and
•the diversion of our management’s focus and resources from operational matters and other strategic opportunities while working to implement the Merger.
If the Merger is not completed, these risks could materially affect our business and financial results.
The pendency of the Merger, including as a result of the restrictions on the operation of our and CMFT’s business during the period between signing the Merger Agreement and the completion of the Merger, could adversely affect the business and operations of our Company, CMFT or both.
In connection with the pending Merger, some of our business partners or vendors and those of CMFT may delay or defer decisions, which could negatively impact the revenues, earnings, cash flows and expenses of our Company and CMFT, regardless of whether the Merger is completed. In addition, due to operating covenants in the Merger Agreement, we and CMFT may be unable, during the pendency of the Merger, to pursue certain strategic transactions, undertake certain significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in our ordinary course of business, even if such actions would prove beneficial. Furthermore, we suspended our Offering in connection with the Merger, which may reduce the cash available to us to fund our ongoing business and operations.
The Merger Agreement and our Advisory Agreement contain provisions that could discourage a potential competing acquiror of us or could result in a competing acquisition proposal being at a lower price than it might otherwise be.
The Merger Agreement restricts our ability to initiate, solicit, facilitate or knowingly encourage any Acquisition Proposal, subject to limited exceptions. Prior to making an Adverse Recommendation Change and/or entering into an Alternative Acquisition Agreement, we are required to provide CMFT with notice of our intention to make such an Adverse Recommendation Change and/or enter into an Alternative Acquisition Agreement and an opportunity to negotiate (to the extent CMFT wishes to negotiate) to make adjustments to the terms of the Merger Agreement such that the Superior Proposal ceases to constitute a Superior Proposal.
Upon termination of the Merger Agreement in certain circumstances involving an Acquisition Proposal, we are required to pay CMFT a termination payment of either $6.7 million or $14.8 million, depending upon the date of such termination and certain other factors, and we must also pay CMFT an additional amount of up to $2.7 million as reimbursement for expenses incurred by CMFT in connection with the Merger. Further, although CIM Income NAV Management waived its right to receive any fees under the Advisory Agreement that it would have been entitled to receive as a result of the consummation of the Merger, we would be responsible for paying all or a portion of such fees to CIM Income NAV Management in connection with the consummation of certain other Acquisition Proposals, including a Performance Fee equal to 12.5% of the Total Return of each class of our common stock, subject to a 5% Hurdle Amount, a High Water Mark, which is a function of the Hurdle Amount and the Loss Carryforward Amount (as defined in the Advisory Agreement) and a Catch-Up provision (as discussed in the Advisory Agreement).

These provisions could discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of our business from considering or making a competing Acquisition Proposal, even if the potential competing acquiror was prepared to pay consideration with a higher per share cash value than that market value proposed to be received or realized in the Merger, or might cause a potential competing acquiror to propose to pay a lower price than it might otherwise have proposed to pay because of the added expense of the applicable termination payment under the Merger Agreement or fees to the advisor that, in each case, may become payable in certain circumstances.
In certain circumstances, either we or CMFT may terminate the Merger Agreement.
Either we or CMFT may terminate the Merger Agreement if the Merger has not been consummated by the Outside Date. Also, the Merger Agreement may be terminated in certain circumstances if a final and non-appealable order is entered prohibiting the transactions contemplated by the Merger Agreement, upon a material uncured breach by the other party that would cause the closing conditions not to be satisfied, or if our stockholders fail to approve the Merger or the amendment to our charter that is required to consummate the Merger. In addition, at any time prior to the time our stockholders approve the Merger and the amendment to our charter that is required to consummate the Merger, we have the right to terminate the Merger Agreement in order to enter into an Alternative Acquisition Agreement with respect to a Superior Proposal. Finally, at any time prior to the time our stockholders approve the Merger and the amendment to our charter that is required to consummate the Merger, CMFT has the right to terminate the Merger Agreement upon an Adverse Recommendation Change, upon the commencement of a tender offer or exchange offer for any shares of our common stock that constitutes an Acquisition Proposal if our Board fails to recommend against acceptance of such tender offer or exchange offer or to publicly reaffirm our Board’s recommendation after being requested to do so by CMFT or if we breach or fail to comply in any material respect with certain of our obligations regarding the solicitation of and response to Acquisition Proposals.
We and CMFT each expect to incur substantial expenses related to the Merger.
We and CMFT each expect to incur substantial expenses in connection with completing the Merger and integrating our properties and operations with CMFT. While we and CMFT each have assumed that a certain level of transaction expenses would be incurred, there are a number of factors beyond the control of each company that could affect the total amount or the timing of such expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction expenses associated with the Merger could, particularly in the near term, exceed the savings that CMFT expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings following the completion of the Merger.
The Merger may be dilutive to estimated net income for our stockholders.
The Merger may be dilutive to estimated net income for our stockholders, which would potentially decrease the amount of funds available to distribute to our stockholders as stockholders of the combined company following the Merger (the “Combined Company”).
The market value ascribed to the shares of common stock of our Company upon a liquidity event may be significantly lower than the estimated per share NAV of CMFT Common Stock considered by our Board in approving and recommending the Merger.
In approving and recommending the Merger, our Board considered, among other things, the most recent estimated per share NAV of our common stock and CMFT Common Stock as determined by our Board and the CMFT board of directors, respectively, with the assistance of their respective third-party valuation experts. The estimated per share NAV of CMFT Common Stock may not be immediately determined following the consummation of the Merger. In the event that the Combined Company completes a liquidity event after consummation of the Merger, such as a listing of its shares on a national securities exchange, a merger in which stockholders of the Combined Company receive securities that are listed on a national securities exchange, or a sale of the Combined Company for cash, the market value of the shares of the Combined Company upon consummation of such liquidity event may be significantly lower than the current estimated value considered by our Board and the estimated per share NAV of CMFT Common Stock that may be reflected on the account statements of stockholders of the Combined Company after consummation of the Merger.
If the Merger does not qualify as a tax-free reorganization, there may be adverse tax consequences.
The Merger is intended to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code. The closing of the Merger is conditioned on the receipt by us and CMFT of an opinion of counsel to the effect that the Merger will qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code. However, these legal opinions will not be binding on the Internal Revenue Service or on the courts. If, for any reason, the Merger were to fail to qualify as a tax-free reorganization, then each stockholder generally would recognize gain or loss, as applicable, equal to the difference between (1)

the merger consideration (i.e. the fair market value of the shares of CMFT Common Stock) received by such stockholder in the Merger; and (2) such stockholder’s adjusted tax basis in our common stock.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
On December 6, 2011, we commenced the Initial Offering of up to $4.0 billion in shares of common stock. On August 26, 2013, we commenced the First Follow-on Offering. As part of the First Follow-on Offering, we designated the existing shares of our common stock that were sold prior to such date to be W Shares and registered two new classes of our common stock, A Shares and I Shares. On February 10, 2017, we commenced the Second Follow-on Offering. As a result of the Share Modifications, commencing November 27, 2018, we began offering and selling D Shares, T Shares, S Shares and I Shares in the Offering, rather than W Shares, A Shares and I Shares. On August 7, 2020, we commenced the Third Follow-on Offering, pursuant to which we are offering to sell any combination of D Shares, T Shares, S Shares and I Shares with a dollar value up to the maximum offering amount of up to $4.0 billion, consisting of up to $3.5 billion in shares in the Primary Offering and up to $500.0 million in shares pursuant to the DRIP. Additionally, as of September 30, 2021, we were authorized to issue 10.0 million shares of preferred stock, but had none issued or outstanding. On September 21, 2021, in connection with the Merger, our Board approved the suspension of the Offering and, therefore, effective as of September 21, 2021, no further shares will be offered or sold unless and until the Offering is reinstated.
As of September 30, 2021, we had issued approximately 49.5 million shares in the Offering, including shares issued pursuant to our DRIP, for gross proceeds of $890.7 million, out of which we recorded $28.0 million in upfront selling commissions, dealer manager fees and the current portion of stockholder servicing fees and $6.6 million in organization and offering costs. With the net offering proceeds of $856.1 million and the borrowings from our credit facility, we have acquired $1.1 billion in real estate assets, inclusive of capitalized acquisition costs, and incurred $12.9 million of acquisition-related expenses, as well as invested $50.0 million of capital in CIM UII Onshore.
As of November 8, 2021, we have sold the following common shares and raised the following proceeds in connection with the Offering (dollar amounts in thousands):

	D Shares	T Shares	S Shares	I Shares	Total
Primary Offering
Shares	26,292,731	17,282,815	6,976	1,611,242	45,193,764
Proceeds	$466,167	$319,381	$122	$29,123	$814,792
Distribution Reinvestment Plan
Shares	2,482,639	1,688,360	783	149,228	4,321,010
Proceeds	$43,989	$29,209	$13	$2,677	$75,889
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
Effective April 1, 2020, to the extent the Company redeems shares in any particular month, the Company will only redeem shares as of the opening of the last calendar day of that month (the “Redemption Date”). The redemption price per share for each class is equal to the NAV per share for such class on the Redemption Date. The Company may redeem fewer shares than have been requested in any particular month to be redeemed, or none at all, in its discretion at any time. The Company is also limited, in any calendar month, to shares whose aggregate value (based on the redemption price per share on the Redemption Date) is no more than 2% of the Company’s aggregate NAV as of the last calendar day of the previous calendar month and, in any calendar quarter, to shares whose aggregate value is no more than 5% of the Company’s aggregate NAV as of the last calendar day of the previous calendar quarter. In the event that the Company determines to redeem some but not all of the shares submitted for redemption during any month, shares submitted for redemption during such month will be redeemed on a pro rata basis. Stockholders who redeem their shares of the Company’s common stock within the first year of the date of purchase will be subject to a short-term trading fee of 5% of the aggregate NAV of the applicable class of shares of common stock redeemed. The Company may choose to redeem fewer shares in any particular month than have been requested to be redeemed, or none at all. Beginning in July 2020, through the fourth quarter of 2021, the Board has determined, on a quarterly basis, that monthly redemptions temporarily will be limited to shares whose aggregate value is no more than 0.8% of our aggregate NAV as of the last calendar day of the previous calendar month, and in any calendar quarter, redemptions will be limited to shares whose aggregate value is no more than 2.0% of our aggregate NAV as of the last calendar day of the previous calendar quarter.
In connection with the Merger, our Board suspended our DRIP and Amended Share Redemption Program on September 21, 2021, and therefore, no shares will be redeemed from our stockholders after that date unless and until the Amended Share Redemption Program is reinstated.
We received redemption requests of approximately 11.3 million shares for $185.0 million in excess of our redemption limit during the three months ended September 30, 2021. Management, in its discretion, limited the amount of shares redeemed for the three months ended September 30, 2021 to an amount representing the remaining redemption capacity of the temporarily reduced quarterly redemption limit of 2% of our total NAV as of June 30, 2021.
During the three months ended September 30, 2021, we redeemed shares as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2021 — July 31, 2021
D Shares	135,683	$16.71	135,683	(1)
T Shares	95,183	$16.29	95,183	(1)
S Shares	—	$—	—	(1)
I Shares	5,176	$17.02	5,176	(1)
August 1, 2021 — August 31, 2021
D Shares	124,013	$16.75	124,013	(1)
T Shares	76,394	$16.33	76,394	(1)
S Shares	—	$—	—	(1)
I Shares	17,805	$17.07	17,805	(1)
September 1, 2021 — September 30, 2021
D Shares	1,056	$16.75	1,056	(1)
T Shares	1,190	$16.34	1,190	(1)
S Shares	—	$—	—	(1)
I Shares	15,782	$17.07	15,782	(1)
Total	472,282		472,282
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
Unregistered Sales of Equity Securities
None.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
None.

Item 6.Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

2.1
Agreement and Plan of Merger by and among CIM Real Estate Finance Trust, Inc., Cypress Merger Sub, LLC and CIM Income NAV, Inc., dated September 21, 2021 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-55187), filed September 22, 2021).

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

3.5	Amended and Restated Bylaws of CIM Income NAV, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-55187), filed September 22, 2021).
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

10.1
Termination Letter Agreement, dated as of September 21, 2021, by and between CIM Income NAV, Inc., CIM Income NAV Operating Partnership, LP, and CIM Income NAV Management, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55187), filed September 22, 2021).

10.2	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-55187), filed September 22, 2021).
31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
Date: November 15, 2021